Form 10-K
period 2013-12-31
Inogen Inc
filed 2014-04-01
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

326 Bollay Drive Goleta, California	93117
(Address of principal executive offices)	(Zip Code))

(805) 562-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Select Market on February 14, 2014. The aggregate market value of Inogen, Inc. voting and non-voting common equity held by non-affiliates as of February 28, 2014, based on the closing sale price of $17.51 per share as reported on the NASDAQ Global Select Market on that date was $103,587,847 The registrant has provided this information as of February 28, 2014 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2014, the registrant had 18,147,544 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INOGEN, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

ITEM 1. BUSINESS

General

We are a medical technology company that develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. Our Inogen One G3 and G2 have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Although portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market, we estimate based on 2012 Medicare data that patients using portable oxygen concentrators represent approximately 4% to 5% of the total addressable oxygen market in the United States. Based on 2012 industry data, we were the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. We believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning we market our products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

We believe our direct-to-consumer strategy has been critical to driving patient adoption of our technology. Other portable oxygen concentrator manufacturers access patients by selling through home medical equipment providers that we believe are disincentivized to encourage adoption of portable oxygen concentrators. In order to facilitate the regular delivery and pickup of oxygen tanks, home medical equipment providers have invested in geographically dispersed distribution infrastructure consisting of delivery vehicles, physical locations and delivery personnel within each area. Because portable oxygen concentrators eliminate the need for a physical distribution infrastructure, but have higher initial equipment costs than the delivery model, we believe converting to a portable oxygen concentrator model would require significant restructuring and capital investment for home medical equipment providers. Our direct-to-consumer marketing strategy allows us to sidestep the home medical equipment channel, appeal to patients directly and capture both the manufacturing and provider margin associated with long-term oxygen therapy. We believe our ability to capture this top-to-bottom margin, combined with our portable oxygen concentrators technology that eliminates the need for the service and infrastructure costs associated with the delivery model, gives us a cost structure advantage over our competitors.

Since adopting our direct-to-consumer strategy in 2009 following our acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, we have directly sold or rented our Inogen One systems to more than 40,000 patients, growing our revenue from $10.7 million in 2009 to $75.4 million in 2013. In 2013, 22% of our revenue came from our international markets and 41% of our revenue came from oxygen rentals. Our percentage of rental revenue increased from 35.8% in 2011, increasing our proportion of recurring revenue. Additionally, we have increased our gross margin from 49.3% in 2012 to 51.7% in 2013 primarily due to the change in sales mix toward direct-to-consumer from provider sales, improving system reliability, reducing material cost per system and lowering overhead cost per system. Our net loss was $2.6 million in 2009 transitioning to net income of $25.4 million in 2013. Adjusted net income excluding a one-time tax benefit was $3.6 million in 2013.

Our solution

Our Inogen One systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that improves quality-of-life, fosters mobility and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We believe our direct-to-consumer strategy increases our ability to effectively develop, design and market our Inogen One solutions, as it allows us to:

•	drive patient awareness of our portable oxygen concentrator through direct marketing, sidestepping the home medical equipment channel that other manufacturers rely upon across their homecare businesses, and that is incentivized to continue to service oxygen patients through the delivery model;

•	capture the manufacturer and home medical equipment provider margins, allowing us to focus on the total cost of the solution and to invest in the development of product features instead of being constrained by the price required to attract representation from a distribution channel. For example, we have invested in features that improve patient satisfaction, product durability, reliability and longevity, which increase the cost of our hardware, but reduce the total cost of our solution by reducing our maintenance and repair cost; and

•	access and utilize direct patient feedback in our research and development efforts, allowing us to innovate based on this feedback and stay at the forefront of patient preference. For example, we have integrated a double battery into our product offering based on direct patient feedback.

We believe the combination of our direct-to-consumer strategy with our singular focus on designing and developing oxygen concentrator technology has created the best-in-class portfolio of portable oxygen concentrators. Our two current product offerings, the Inogen One G3 and Inogen One G2, at approximately 4.8 and 7.0 pounds, respectively, are amongst the most lightweight portable oxygen concentrators on the market. We believe our Inogen One solutions offer the following benefits:

•	Single solution for home, ambulatory, travel and nocturnal treatment. We believe our Inogen One solutions are the only portable oxygen concentrators marketed as a single solution, by which we mean a patient can use our Inogen One systems as their only supplemental oxygen source with no need to also use a stationary concentrator regularly. Our compressors are specifically designed to enable our patients to run our portable oxygen concentrators 24/7, whether powered by battery or plugged into an outlet at home or in a car while the battery is recharging.

•	Reliability. We have made product performance a priority and have improved reliability with each generation. For example, we have introduced patented air-dryer and patent-pending user-replaceable sieve beds to our products, which have improved product performance and, as a result, patient satisfaction. Reliability is not only critical to patient satisfaction, but also cost management, as our minimal physical infrastructure makes product exchanges more costly to us than providers with greater local physical infrastructure.

•	Effective for nocturnal use. Our Intelligent Delivery Technology enables our portable oxygen concentrators to provide consistent levels of oxygen during sleep despite decreased respiratory rates. As a result, patients can rely on the Inogen One G3 and Inogen One G2 portable oxygen concentrators overnight while sleeping.

•	Unparalleled flow capacity. Our 4.8 pound Inogen One G3 has at least 50% more flow capacity than other sub-5 pound portable oxygen concentrators, and our 7.0 pound Inogen One G2 has at least 15% more flow capacity than other sub-10 pound portable oxygen concentrators.

•	User friendly features. Our systems are designed with multiple user friendly features, including long battery life and low noise-levels in their respective weight categories.

Our Inogen One systems

We market our current product offerings, the Inogen One G3 and the Inogen One G2, as single solutions for oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator. We believe the technology in our Inogen One G3 and our Inogen One G2 is effective for nocturnal use. Our Inogen One G2 and the Inogen One G3 are sub-5 and sub-10 pound portable oxygen concentrators that can operate reliably and cost-effectively over the long period of time needed to service oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. To the extent our competitors’ portable oxygen solutions require supplemental use of a stationary oxygen concentrator, their solutions are less cost-effective and less convenient for patients. The following table summarizes our key product features:

Key Product Specifications
	Inogen One G3	Inogen One G2
Capacity (ml/min)	840	1,260
Weight (lbs)	4.8 (single battery) 5.8 (double battery)	7.0 (single battery) 8.4 (double battery)
Battery run-time	Up to 4.5 hours (single battery) Up to 9.0 hours (double battery)	Up to 5 hours (single battery) Up to 10 hours (double battery)
Maintenance prevention advantages	User replaceable oxygen filtration cartridges & battery	Air dryer & user replaceable battery
Technology effective for overnight use	Yes	Yes
Sound	42 dBA	38 dBA

We have focused our research and development efforts on creating solutions that we believe have overcome the reputation of portable oxygen concentrators as being limited in durability and reliability as well as unsuitable for nighttime or 24/7 use. We specifically designed our compressors for 24/7 use. We have worked to improve our reliability and reduce service costs by equipping our portable oxygen concentrators with features such as membrane air dryers and user replaceable filtration cartridges.

All of our Inogen One systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 400 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our Inogen One systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity that are substantially equivalent to continuous flow systems.

The Inogen One G3, our next-generation product, is among the most lightweight products on the market with substantially higher oxygen production capabilities than the other sub-5 pound portable oxygen concentrators on the market. We believe the performance parameters around the Inogen One G3 and Inogen One G2 allow us to serve approximately 95% of the ambulatory oxygen patients and enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

Our direct-to-consumer business model has enabled us to receive direct patient feedback, and we have used this feedback to create portable oxygen concentrators that address the full suite of features and benefits critical to patient preference and retention. Our products prevent patients from having to choose between lightweight size, suitability for 24/7 use, reliability, and key features such as battery life, flow and reduced noise levels.

Sales and marketing

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems among patients, physicians and other clinicians, and third-party payors. In the United States as of December 31, 2013 we employed a marketing team of 5 people, an in-house sales team of 120 people, and a field-based sales force of 15 people. Of the $59 million of our 2013 revenue derived from the United States, approximately 52% represented direct-to-patient rentals, 30% represented cash pay sales to patients and 18% represented sales to third-party home medical equipment providers.

Our Medicare and private insurance patients rent our systems, while a portion of our patients choose to purchase our Inogen One products directly. Our ability to rent to patients directly, bill third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the unique licensure and process requirements in the 49 states in which we serve patients.

We use a variety of direct-to-consumer marketing strategies to generate interest in our solutions among current oxygen therapy patients. After a patient contacts us, we guide them through product selection and insurance eligibility, and, if they choose to move forward, process the necessary reimbursement and physician paperwork on their behalf, as well as coordinate the shipping, instruction, and clinical setup process. In accordance with Medicare regulations we do not initially contact patients directly and contact them only upon an inbound inquiry. The below chart describes our United States direct-to-consumer sales process.

In addition to the direct-to-consumer sales model, we are increasingly utilizing a physician referral model as a complementary sales method. Under this model, our field sales representatives work with physicians in the representative’s territory to help physicians understand our products and the value these products provide for patients. We believe that by educating physicians on our products, we can cost-effectively supplement our direct-to-consumer sales and capture a greater number of patients earlier in the course of their oxygen therapy.

We engage in a number of other initiatives to increase awareness, demand, and orders for Inogen One systems. These include attendance at oxygen therapy support groups, guest speaking arrangements at trade shows, and product demonstrations as requested. Additionally, we are targeting private payors to become an in-network provider of oxygen therapy solutions, which we expect will reduce or eliminate any additional patient co-insurance associated with using our solution. We believe this will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

International

Approximately 22% of our sales were from outside the United States in 2013. We sell our products in 43 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2013, we had four people who focused on selling our products to distributors and “house” accounts worldwide. In fiscal year 2012, an international distributor accounted for 12% of our revenue. However, no single customer represented more than 10% of our total revenue for 2013.

International sales have been a rapidly growing portion of our business, and we estimate there are 2 million long-term oxygen therapy patients outside of the United States. We believe that the international market is attractive for the following reasons:

•	More favorable reimbursement in certain countries, including France and the United Kingdom, where portable oxygen concentrators receive more favorable reimbursement than in the United States.

•	Less developed oxygen delivery infrastructure in some countries. We believe that some countries outside the United States have less developed oxygen delivery infrastructure than in the United States. As a result, portable oxygen concentrators enable providers to reach and service patients they cannot economically reach with the delivery model.

•	An absence of reimbursement for any ambulatory oxygen therapy modalities in some countries, resulting in patients bearing all of the cost of ambulatory oxygen therapy and therefore becoming more involved in the selection of the modality. In Australia, for example, patients shoulder the burden of all costs associated with ambulatory oxygen therapy. In these cases, they tend to choose products like portable oxygen concentrators that provide a higher level of personal freedom.

We will continue to focus on building out our international sales efforts.

Customer support and order fulfillment

Our procedures enable us to package and ship a system directly to the patient in the patient’s preferred configuration the same day the order is received. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner is United Parcel Service, or UPS. UPS supports both our domestic and international shipments and provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve patient paperwork, products requiring repair and systems that are no longer needed by the patient. Additionally, UPS, when necessary and requested by us, will go into a patient’s home to remove a replacement product from the box, box the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider.

We believe it is crucial to provide patients with the highest quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2013, we had a dedicated client service team of 24 people who were trained on our products, a clinical support team of 16 people who were licensed nurses or respiratory therapists, and a dedicated billing services team of 50 people. We provide our patients with a dedicated 24/7 hotline that is only given to our Inogen One patients and is not published publicly. Via the hotline, patients have direct access to our client services representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the client services representative deems appropriate. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products. We believe our focus on providing the highest level of customer service has helped drive our sustained patient satisfaction rating of approximately 95%.

Third-party reimbursement

Medicare or private insurance rentals represented approximately 41% of our revenue in 2013. In cases where we rent our oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and sales administration are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient. As of December 31, 2013, our sales and sales administration consisted of 135 people.

We are authorized by Medicare to bill for oxygen therapy, and we believe that more than 60% of oxygen therapy patients have Medicare coverage. Our Inogen One systems are reimbursed under HCPCS codes E1390 and E1392. E1390 covers stationary/nocturnal oxygen therapy systems, while E1392 provides additional reimbursement for portable oxygen concentrators for the treatment of ambulatory patients. Even though E1390 is a stationary oxygen code, we bill under both the E1390 and E1392 codes for our portable oxygen concentrators, assuming that the patient qualifies for portable oxygen, as well as stationary oxygen. Only in the event the patient solely qualifies for portable oxygen would we exclusively bill under the E1392 code, which is not typical. Currently, Medicare reimburses oxygen therapy as a monthly rental for up to 36 months. We retain equipment ownership at all times. After 36 months, payment is “capped,” meaning the monthly payment amounts are discontinued. After five years or another qualifying event, the patient is eligible for replacement equipment and a new capped rental period.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare pays suppliers for durable medical equipment, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to have theoretical supply two times greater than expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last three years once implemented, after which they are subject to re-bidding or competitive bidding re-compete.

The competitive bidding program effectively reduces the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated in round one of competitive bidding implemented January 1, 2011 in 9 U.S. Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 U.S. Metropolitan Statistical Areas and we believe the impact on the number of oxygen suppliers will be similar when released. Combined with the round one of competitive bidding, we believe that approximately 59% of the market was covered by round one and two. The following table sets forth the current standard Medicare reimbursement rates and the weighted average of reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three year period starting January 1, 2014 when the original contracts expire.

	Medicare standard allowable effective 1/1/14	Round one weighted average 1/1/11- 12/11/13	Round two weighted average 7/1/13- 6/30/16	Round one recompete weighted average 1/1/14- 12/31/16
E1390	$178.24	$116.16	$93.07	$95.74
E1392	51.63	41.89	42.72	38.08

Total	$229.87	$158.05	$135.79	$133.82
% of standard		69%	59%	58%

Medicare has not announced specific plans to implement competitive bidding nationwide, but by 2016 Medicare must implement competitive bidding or competitive bidding pricing for included items in non-competitive bidding areas. In February 2014, Medicare solicited public comment on the methodology it would use to comply with this statute.

As of December 31, 2013, we had contracts with 44 non-Medicare payors. These contracts enable us to become an in-network provider for these payors, which enables patients to use our systems at the same cost as other in-network solutions, including the delivery model. Based on our patient population, we believe non-Medicare payors represent at least 30% of all oxygen therapy patients. We believe that private payor reimbursement levels will generally be reset in accordance with Medicare reimbursement level determined by competitive bidding.

We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. The unavailability of third-party coverage or inadequacy of reimbursement for our current or future products would adversely affect our business, financial conditions, and results of operations.

Manufacturing

We have been developing and refining the manufacturing of our Inogen One systems over the past eight years. While nearly all of our manufacturing and assembly process was originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize our manufacturing efficiency. Bringing manufacturing and assembly largely in-house, combined with our consistent focus on driving efficient manufacturing processes, has enabled us to reduce our cost of revenue per system by 40% over the past four years.

We rely on third party manufacturers to supply several components of our Inogen One systems. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, bearings, carry bags, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single-source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery and motor components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that each supplier maintains specified quantities of inventory in multiple locations, and our maintenance of back-up tooling that can easily be transferred to the new supplier. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of either our battery or motor supply.

We currently manufacture in two leased buildings in Goleta, California and Richardson, Texas, which we have registered with the FDA and for which have obtained ISO 13485 certification. The Goleta, California facility is approximately 39,000 square feet. The Richardson, Texas facility is approximately 31,000 square feet. Because we have two separate manufacturing facilities, in the event one facility is incapacitated, the other facility will enable us to continue manufacturing our products to meet our current level of demand. We believe we have sufficient capacity to meet anticipated demand.

Our entire organization is responsible for quality management. Our Quality Assurance department oversees this by tracking component, device and organization performance and by training team members outside the Quality Assurance department to become competent users of our Quality Management system. By measuring component performance, communicating daily with the production group and our suppliers, and reviewing customer complaints, our Quality Assurance department, through the use of our corrective action program, drives and documents continuous performance improvement of our suppliers and internal departments. Our Quality Assurance department also trains internal auditors to audit our adherence to the Quality Management system. Our Quality Management system has been certified to International Standards Organization, or ISO, 13485:2012 by Intertek, a Notified Body to ISO.

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited twice since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices guidelines. We have completed two surveillance audits by our notifying body over the same period and identified one minor non-conformance, which is currently being addressed through implementation of new training software. Additionally, we have had two unannounced inspections by state inspectors from California and Texas within the past year and were determined to be in complete compliance with state health and safety requirements.

As of December 31, 2013, we had approximately 76 employees in operations, manufacturing and quality assurance.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. As of December 31, 2013, our research and development staff included 16 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensors and manufacturing technologies. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems, as well as development of our next-generation oxygen concentrators. Over the last 3 fiscal years, Inogen has invested over $6.5 million to efficiently bring two new generations of portable oxygen concentrators to market ($2.4, $2.3 and $1.8 million for the years ended 2013, 2012 and 2011), leveraging our 24 issued U.S. patents and one issued Canadian patent while also reducing the bill of product costs 36% from the original Inogen One G1.

Utilizing lean product development methodologies, we have released three generations of disruptive products over the last 10 years into the marketplace, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, and our Inogen One G3 in September 2012. Our dedication to continuous improvement has also resulted in three mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that lead to higher-quality products and lower total cost of ownership for its products.

Our product pipeline consists of both a stationary concentrator and a fourth generation, ultra-lightweight portable oxygen concentrators. The stationary concentrator, which we are calling Inogen At Home, will allow us to access non-ambulatory patients and will serve as a backup to our Inogen One patients. We currently provide a backup source of oxygen to our patients who are able to elect either a stationary concentrator or oxygen tank as their backup source. We are not able to bill or be reimbursed for these backup sources and we supply them at our own cost, which is included in our cost of rental revenues. These backup sources are currently acquired from third parties; however, upon the launch of our Inogen At Home product, we will be manufacturing and supplying these stationary backup sources. The Inogen At Home 510(k) submission was received by the FDA’s Devices and Radiological Health Document Control Center on August 8, 2013 and is currently in process. We expect to commercialize Inogen At Home in 2014. Our fourth-generation portable oxygen concentrators will be smaller and lighter than our Inogen One G3 and we expect to commercialize this product in the next several years. Additionally, we continue to focus our efforts on other design and functionality improvements that enhance patient quality of life.

Competition

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks, or cylinders.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. and DeVilbiss Healthcare. Given the relatively low barriers to entry in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price. We believe our manufacturing competitors’ complete reliance on home medical equipment distribution compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. For our two largest medical device competitors, their entire oxygen business, including stationary and homefill, represents less than 13% percent of their billion-dollar plus homecare businesses.

Lincare Inc., Apria Healthcare, Inc. Rotech Healthcare, Inc. and American HomePatient, Inc. have been among the market leaders in providing oxygen therapy for many years, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors. We believe that the investment made by oxygen therapy providers in the physical distribution required for oxygen delivery limits their ability to easily switch their business model and employ a solution directly competitive to Inogen.

Some of our competitors are large, well-capitalized companies with greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen device products; and

•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, if any, margins and market share.

Government regulation

Inogen One systems are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

FDA’s pre-market clearance and approval requirements

Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval from the FDA. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G2 and G3 systems pursuant to the original Inogen One 510(k) clearance.

Pre-market approval pathway

A pre-market approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The pre-market approval application process is much more demanding than the 510(k) premarket notification process. A pre-market approval application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a pre-market approval application is submitted and the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA has 180 days to review an “accepted” pre-market approval application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations.

Clinical trials

Clinical trials are almost always required to support pre-market approval and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

Pervasive and ongoing regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•	quality system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance or a pre-market approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our Inogen One systems since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: Warning Letters, fines, injunctions, civil or criminal penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or pre-market approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted pre-market approvals.

We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. Inogen has been audited twice since April 2012 by the FDA and found to be in compliance with the Quality System Regulation. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facility.

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

Licensure

In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. Our current accreditation with Medicare is due to expire in May 2015. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all such state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state.

Federal anti-kickback and self-referral laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce the:

•	referral of a person;

•	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or

•	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

The Federal Anti-Kickback Statute applies to our arrangements with sales representatives, customers and health care providers, as well as certain coding and billing information that we may provide to purchasers of Inogen One systems. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Noncompliance with the federal anti-kickback statute can result in exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal false claims act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

State fraud and abuse provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and false claims act that may apply to all payors. We believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

HIPAA

In addition to creating the two new federal healthcare crimes, regulations implementing HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as covered entities. Three standards have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information.

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes HITECH, which, among other things, made HIPAA’s privacy and security standards directly applicable to business associates of covered entities effective February 17, 2010. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information in connection with recognized health care operations activities. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions. Any liability from failure to comply with the requirements of HIPAA, HITECH or state privacy and security statutes or regulations could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results or operations.

International regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to our products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007.

Before we can sell our devices in Canada we must submit and obtain clearance of a license application, implement and comply with ISO Standard 13485, and undergo an audit by a registrar accredited by Health Canada. On January 25, 2006, we received our Medical Device License in Canada. In Australia, we must appoint an agent sponsor who will interact on our behalf with the Therapeutics Goods Administration (TGA). We must also prepare a technical file and declaration of conformity to essential requirements under Australian law, provide evidence of CE Marking of the device and submit this information via our agent sponsor to the TGA in a Medical Device Application. On June 4, 2007, we received our Certificate for Inclusion of a Medical Device in Australia.

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors who we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or that relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One systems or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2013, we had 24 issued U.S. patents, one issued Canadian patent and six additional pending U.S. patent applications. We anticipate it will take several years for the most recent of these U.S. patent applications to result in issued patents, if at all.

Our patent portfolio contains three principal sets of patents and patent applications. The first set relates to the construction and design of specific Inogen products. For example, U.S. Patent Nos. 8,440,004; 8,366,815; 8,377,181; and 8,568,519 are directed to design elements of the Inogen One G2 portable oxygen concentrator. These patents expire in 2031 (without taking into account any patent term adjustments) and may serve to deter competitors from reverse engineering or copying our design elements. This set of patents and patent applications also contains a pending U.S. patent application that relates to the design of the Inogen One G3 portable oxygen concentrator.

The second set of patents and patent applications within our portfolio pertains to operating algorithms and design optimization techniques. U.S. Patent Nos. 7,841,343; 7,585,351; 7,857,894; 8,142,544; and 6,605,136 are directed to optimization of the Pressure Swing Adsorption oxygen generating system and the oxygen conserving technology used across all of our products. These patents expire in 2027, 2026, 2027, 2026 and 2022 respectively (without taking into account any patent term adjustments). These algorithms and optimization techniques are developed to facilitate the design and manufacturing of our products. These patents may prevent competitors from achieving the same levels of optimization as found in our products.

The third set of patents and patent applications includes system component designs that may be incorporated into our products. For example, U.S. Patent No. 8,580,015, which expires in 2027 (without taking into account any patent term adjustments), is directed to product improvements that have been utilized in the Inogen One and Inogen One G2 products. Also within this class of patents are U.S. Patent Nos. 7,686,870 and 7,922,789 that are directed to designs that may be utilized in future Inogen products to improve performance over current product offerings. These patents expire in 2027 and 2023 respectively (without taking into account any patent term adjustments).

Trademarks

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen. Anytime. Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; and the Inogen design with the United States Patent and Trademark Office. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. We have registered the trademark Inogen in Australia, New Zealand, Canada, Chile, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, Chile, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Australia, Mexico, Canada, Chile, China, and in South Korea. We have applied for a European Community registration to register the trademark Inogen at Home.

Legal proceedings

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. We alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorneys’ fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. We denied the allegations in the Defendant’s counterclaims. We have filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed a request with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Lawsuit pending outcome of the reexamination and also granted our motion to dismiss the Defendant’s inequitable conduct counterclaim.

Facilities and property

We lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in September 2015, and approximately 31,000 square feet of manufacturing and office space in Richardson, Texas under a lease that expires in December 2019. In addition, we lease office space in Smyrna, Tennessee, and Corinth, Mississippi under leases expiring in August 2014 and May 2014, respectively. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Employees

As of December 31, 2013, we had 354 full and part-time employees, including 180 in sales, marketing, clinical and client services, 76 in operations, manufacturing and quality assurance, 82 in general administration and 16 in research and development. None of our employees is represented by a collective bargaining agreement. We believe that our employee relations are good.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 326 Bollay Drive, Goleta, California 93117. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com/sec.cfm Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics, and corporate governance principles, is also available on our investor relations page of our website located at http://investor.inogen.com/ The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Environmental matters

Our research and development and manufacturing processes involve the controlled use of hazardous materials, including flammables, toxics, and corrosives. Our research and manufacturing operations produce hazardous chemical waste products. We seek to comply with applicable laws regarding the handling and disposal of such materials. Given the small volume of such materials used or generated at our facilities, we do not expect our compliance efforts to have a material effect on our capital expenditures, earnings, and competitive position. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages, and suspension of our operations.

Backlog

We have no material backlog of orders.

Geographic information

During the 2013 and 2012, all of our long-lived assets were located within the United States. Approximately 22% of our 2013 revenue, 27% of our 2012 revenue, and 26% of our 2011 came from international markets. Please see Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during the summer months.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-K.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. In 2013 and 2012, we derived approximately 24%, and 27%, respectively, of our revenue from Medicare. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, and the Patient Protection and Affordable Care Act, contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for certain durable medical equipment, including oxygen, beginning in 2005, froze payment amounts for other covered home medical equipment items through 2008, established a competitive bidding program for home medical equipment and implemented quality standards and accreditation requirements for durable medical equipment suppliers.

•	The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, the rental cycle starts over and a new 36-month capped rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in potentially two or more years without rental income from these customers. We cannot state with certainty the potential impact to revenue associated with patients in the capped rental period.

•	Medicare Improvements for Patients and Providers Act of 2008 retroactively delayed the implementation of competitive bidding for 18 months from previously established dates and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. In addition to the 9.5% reduction under Medicare Improvements for Patients and Providers Act of 2008, the Centers for Medicare & Medicaid Services implemented a reduction to the monthly payment amount for stationary oxygen equipment by 2.3% in 2009 and 1.5% in 2010, which reduced the monthly payment rate to $175.79 and $173.17 in 2009 and 2010, respectively. The stationary oxygen payment rate for 2011 and 2012 was increased by 0.1%, 1.6%, and 0.7% in 2011, 2012, and 2013, respectively, thereby increasing the monthly payment rate to $173.31, $176.06, and $177.36 in 2011, 2012, and 2013, respectively. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. In 2014, the monthly payment rate for stationary oxygen equipment increased to $178.24, a 0.5% increase. The monthly payment rate for non-delivery ambulatory oxygen in the relevant period was flat at $51.63.

•	The Patient Protection and Affordable Care Act includes, among other things, a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions including oxygen products such as ours, which began in 2013; new face-to-face physician encounter requirements for durable medical equipment and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial conditions, and results of operations.

The implementation of the competitive bidding process under Medicare could negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

The Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of durable medical equipment. Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. There are, however, regulations in place that allow non-contracted providers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are expected to be re-bid every three years. The Centers for Medicare & Medicaid Services is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

Although the Centers for Medicare & Medicaid Services concluded the bidding process for the first round of Metropolitan Statistical Areas in September 2007, in July 2008, Congress enacted Medicare Improvements for Patients and Providers Act of 2008, which retroactively delayed the implementation of competitive bidding.

Medicare Improvements for Patients and Providers Act of 2008 also reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding.

In 2009, the Centers for Medicare & Medicaid Services implemented a new bidding process in nine Metropolitan Statistical Areas, covering approximately 9% of the Medicare oxygen market. Reimbursement rates from the re-bidding process were publicly released by the Centers for Medicare & Medicaid Services on June 30, 2010. The Centers for Medicare & Medicaid Services announced average savings of approximately 35% off the current standard Medicare payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. We were offered six three-year contracts to provide oxygen equipment in six of the nine markets, and we accepted and signed those contracts.

The Centers for Medicare & Medicaid Services implemented the second phase of competitive bidding in an additional 100 competitive bidding areas covering approximately 50% of the Medicare oxygen market, with three-year contracts effective July 1, 2013. The Centers for Medicare & Medicaid Services announced average savings of approximately 45% off the current standard Medicare payment rates in effect for the product categories included in competitive bidding. As of July 1, 2013, these payment rates were in effect in the 100 competitive bidding areas. We were offered 89 contracts to provide oxygen equipment in 89 of the 100 Competitive Bidding Areas, and we accepted and signed those contracts.

Round one re-competes rates went into effect January 1, 2014; reimbursement rates from the re-bidding process were publicly released by the Centers for Medicare & Medicaid Services on October 1, 2013. The Centers for Medicare & Medicaid Services announced average savings of approximately 37% off the current standard Medicare payment rates in effect from the product categories included in competitive bidding. We were offered 3 contracts to provide respiratory equipment in 3 of the 9 competitive bidding areas, and we accepted and signed those contracts. We are required to be able to supply additional respiratory products such as sleep and aerosol therapy, which have lower margins than our existing products. This could have a negative impact on our financial conditions and results of operations.

The Patient Protection and Affordable Care Act legislation requires the Centers for Medicare & Medicaid Services to expand competitive bidding further to additional geographic markets or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

Although we continue to monitor developments regarding the implementation of the competitive bidding program, we cannot predict the outcome of the competitive bidding program on our business when fully implemented, nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, including our products. We expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate, and a large negative payment adjustment could adversely affect our business, financial conditions and results of operations.

We face intense national, regional and local competition and if we are unable to compete successfully, it could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks or cylinders.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. and DeVilbiss Healthcare. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

Lincare Inc., Apria Healthcare, Inc. Rotech Healthcare, Inc. and American HomePatient, Inc. are among the market leaders in providing oxygen therapy for many years, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Some of our competitors are large, well-capitalized companies with greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen device products; and

•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change health care financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. As discussed above, the Patient Protection and Affordable Care Act, among other things, imposes a new excise tax, which began in 2013, on entities that manufacture, produce or import medical devices in an amount equal to 2.3% of the price for which such devices are sold in the United States, however oxygen products such as ours were exempt. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 91 competitive bidding areas, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological, and other resources. While we expended $2.3 million and $2.4 million for research and development efforts in 2012 and 2013, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. In 2013, approximately 41% of our revenue was derived from Medicare, private payors, Medicaid, and individual customers from rental revenue which receives reimbursement payment.

Our financial condition and results of operations may be affected by the health care industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the reimbursement process and collect payments for our products promptly. If we fail to manage the complex and lengthy reimbursement process, it would adversely affect our business, financial conditions, and results of operations.

Failure to obtain private payor contracts and future reductions in reimbursement rates from private payors could have a material adverse effect on our financial condition and operating results.

A portion of our revenue is derived from private payors. Based on our patient population, we estimate at least 30% of potential customers have non-Medicare insurance coverage, and we believe these patients represent a younger and more active patient population that will be drawn to the quality-of-life benefits of our solution. Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and operating results. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare payment amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to obtain or maintain private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial conditions, and results of operations.

We obtain some of the components, subassemblies and completed products included in our Inogen One systems from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single source suppliers for some of the components and subassemblies we use in our Inogen One systems. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a change in supplier; however, there may be delays in switching to these alternative suppliers if our primary source is terminated without notice. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

•	Our suppliers may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements;

•	Suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in supplying of our products to our customers;

•	Newly identified suppliers may not qualify under the stringent regulatory standards to which our business is subject;

•	We or our suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our suppliers may have excess or inadequate inventory of materials and components;

•	We may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	We may experience delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	We or our suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•	Our suppliers may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products to us, which could inhibit their ability to fulfill our orders and meet our requirements;

•	Fluctuations in demand for products that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	Our suppliers may wish to discontinue supplying components or services to us; and

•	We may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable.

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, in future periods, we may be required to diligence the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen One systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen One systems and, potentially, require additional FDA clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize our Inogen One systems could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and operating results.

If we fail to comply with U.S. export control and economic sanctions or fail to expand and maintain an effective sales force or successfully develop our international distribution network, our business, financial condition and operating results may be adversely affected.

We currently derive the majority of our revenue from rentals or sales generated from our own direct sales force. Failure to maintain or expand our direct sales force could adversely impact our financial and operating performance. Additionally, we use international distributors to augment our sales efforts, certain of which are exclusive distributors in certain foreign countries. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors internationally. In addition, we are subject to United States export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. In particular, we have secured annual export licenses from the U.S. Treasury Department’s Office of Foreign Assets Control to sell our products to a distributor and hospital and clinic end-users in Iran. The use of this license requires us to observe strict conditions with respect to products sold, end-user limitations and payment requirements. Although we believe we have maintained compliance with license requirements, there can be no assurance that the license will not be revoked, be renewed in the future or that we will remain in compliance. More broadly, if we fail to comply with export control laws or successfully develop our relationship with international distributors, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our Inogen One systems contain lithium ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and operating results may be adversely affected.

Increases in our operating costs could have a material adverse effect on our business, financial condition and operating results.

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid are likely to remain constant or decrease due, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we are not able to offset the effects of general inflation on our operating costs through increases in prices for our products. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other health care providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs. As such, we must control our operating costs, particularly labor and related costs, and failing to do so could adversely affect our financial conditions and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering staff, and our sales and marketing executives. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

We have incurred losses since inception until fiscal year 2012, and we have only recently achieved profitability.

We have a limited operating history and have incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of December 31, 2013, we had an accumulated deficit of $62.6 million. These net losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to incur increases in expenses for research and development and significant expansion of our sales and marketing capabilities. Additionally, since completing our initial public offering, we expect that our selling, general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during the summer months. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

The terms of our revolving credit and term loan agreement may restrict our current and future operations, and could affect our ability to respond to changes in our business and to manage our operations.

We are parties to an amended and restated revolving credit and term loan agreement with Comerica Bank as administrative agent, which we refer to as our revolving credit and term loan agreement. The agreement provides for a previously existing term loan in the amount of $3.0 million, another previously existing term loan in the amount of $8.0 million and a new term loan facility in the amount of $12.0 million. As of December 31, 2013, we had term loan borrowings outstanding under the agreement of $9.9 million, which included $0.4 million and $3.8 million under the pre-existing term loans, and $5.7 million under the new term loan. The agreement also provides for a $1.0 million revolving line of credit, none of which was outstanding as of December 31, 2013. The revolver expired on October 13, 2013 and we have no plans to renew or replace it. The agreement is secured by all or substantially all of our assets.

Pursuant to the agreement, we are subject to certain financial covenants relating to liquidity, debt service, and leverage ratios. The liquidity ratio is the ratio of (i) liquidity (cash plus eligible accounts receivable) to (ii) the current portion of all indebtedness owed to the lenders. The debt service coverage ratio is the ratio on a basis of (a) Adjusted EBITDA, less (i) cash capital expenditures (including rental equipment) and (ii) taxes paid or payable, to (b) the sum of cash principal payments plus interest expense paid or payable, all such items in clauses (a) and (b) measured on an annualized trailing six (6) months basis; provided that cash capital expenditures shall not be subtracted from clause (a) hereof so long as we maintain at least $1.5 million in unrestricted cash during the entire relevant fiscal period. The senior leverage ratio is the ratio of (a) funded debt basis to (b) Adjusted EBITDA measured on an annualized trailing six (6) months basis.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. As of December 31, 2013, we had no outstanding balance under the revolving line of credit and an outstanding balance of $9.9 million under the term loan. In the event we fail to satisfy our covenants, or otherwise go into default, Comerica Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2013, in order to be in compliance with the liquidity requirements, debt service ratios, and leverage ratios of existing debt obligations, we were required to maintain $2.5 million in unaudited Adjusted EBITDA in the previous six months, and we had $6.5 million in actual unaudited Adjusted EBITDA, and $18.7 million of cash and qualified accounts receivable, and we had $13.5 million of actual cash.

An adverse outcome of a sales and use tax audit could have a material adverse effect on our results of operations and financial condition.

The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales in other states should not be subject to sales and use tax. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial position.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of approximately $57.0 and 55.0 million, which expire in various years beginning in 2022 and 2013, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes our ability to utilize NOLs could be further limited by Section 382 of the Code. Even after factoring in these limitations, the company was able to determine based on future projections of income that it is more likely than not that all of its federal NOL’s will be utilized before they expire and therefore determined that releasing the valuation allowance relating to these NOL’s was appropriate during this period. However, the company determined that some of its California NOL’s will expire unused and therefore has maintained a valuation allowance of $4.1M relating to these NOL’s.

Risks related to the regulatory environment

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

The federal government and all states in which we currently operate regulate various aspects of our business. In particular, our sales and customer service centers are subject to federal laws that regulate interstate motor-carrier transportation. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a durable medical equipment supplier. Certain of our employees are subject to state laws and regulations governing the professional practices of respiratory therapy.

As a health care provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from health care providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

Changes in healthcare laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. There have been and will continue to be regulatory initiatives affecting our business and we cannot predict the extent to which future legislation and regulatory changes could have a material adverse effect on our business.

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs, and our failure to comply with existing requirements, or changes in those requirements or interpretations thereof, could adversely affect our business, financial condition and operating results.

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. For example, we have also experienced a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government health care programs. Examples of this expansion include audit programs being implemented by the Durable Medical Equipment Medicare Administrative Contractors, the Zone Program Integrity Contractors, the Recovery Audit Contractors, and the Comprehensive Error Rate Testing contractors, operating under the direction of the Centers for Medicare & Medicaid Services.

We have been informed by these auditors that health care providers and suppliers of certain durable medical equipment product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high billing error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from providers than has historically been required. It may also result in additional audit activity in other company locations in that state or Durable Medical Equipment Medicare Administrative Contractors jurisdiction. We cannot currently predict the adverse impact that these audits, methodologies and interpretations might have on our business, financial condition or operating results, but such impact could be material.

We are subject to significant regulation by numerous government agencies, including the U.S. Food and Drug Administration, or FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

Our Inogen One systems are medical devices subject to extensive regulation in the United States and in the foreign markets where we distribute our products. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•	design, development and manufacturing;

•	testing, labeling, content and language of instructions for use and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	pre-market clearance and approval;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	post-market approval studies; and

•	product import and export.

Before we can market or sell a medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a pre-market approval, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The pre-market approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The pre-market approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a pre-market approval application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and pre-market approval processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The process of obtaining a pre-market approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the United States, our currently commercialized products are marketed pursuant to pre-market clearance under Section 510(k) of the FDCA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended users;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-market.

Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products.

If we modify our FDA cleared devices, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.

Our Inogen One systems have received pre-market clearance under Section 510(k) of the FDCA. The modifications made to our Inogen One G2 and Inogen One G3 systems represent non-significant modifications to the original Inogen One system, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance. Any modifications to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, manufacture, design, components, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. Specifically, pursuant to the Food and Drug Administration Safety and Innovation Act, which was signed into law in July 2012, the FDA is obligated to prepare a report for

Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

If we fail to comply with FDA or state regulatory requirements, we can be subject to enforcement action.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	recalls, termination of distribution, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	delays in the introduction of products into the market;

•	refusal to grant our requests for future 510(k) clearances or approvals of new products, new intended uses, or modifications to exiting products;

•	withdrawals or suspensions of current 510(k) clearances or approvals, resulting in prohibitions on sales of our products; and

•	criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

Medical devices, such as our Inogen One systems, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our Inogen One systems could be particularly harmful to our business, financial and operating results.

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we or our component manufacturers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and our component manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. Although we believe our manufacturing facilities and those of our component manufacturers are in compliance with the QSR, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component manufacturers or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or modified products;

•	withdrawing 510(k) clearances or pre-market approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

Any of these sanctions could adversely affect our business, financial conditions and operating results.

Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization, or ISO. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and could have an adverse effect on our business, results of operations and financial condition.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 22% of our revenue was from sales outside of the United States in 2013. We sell our products in 43 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results.

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and implementing regulations (including the final omnibus rule published on January 25, 2013) affecting the transmission, security and privacy of health information could result in significant penalties.

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

HIPAA and the HITECH Act also include standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Covered entities, such as health care providers, are required to conform to such transaction set standards pursuant to HIPAA.

HIPAA requires health care providers like us to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These new provisions, as modified, will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

Regulations requiring the use of “standard transactions” for healthcare services issued under HIPAA may negatively impact our profitability and cash flows.

Pursuant to HIPAA, final regulations have been implemented to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

The HIPAA transaction standards are complex, and subject to differences in interpretation by third-party payors. For instance, some third-party payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by third-party payors or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in accounts receivable and ongoing reductions in reimbursements and net revenue. In addition, requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement, all of which could harm our business.

If we fail to comply with state and federal fraud and above laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal financed healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Patient Protection and Affordable Care Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. As of August 1, 2013, manufacturers are required to collect data, and they will be required to submit their first data reports to the Centers for Medicare & Medicaid Services by March 31, 2014 and by the 90th day of each calendar year thereafter.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states, mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many violate one or more of the requirements.

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restricting of our operations. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

We sell our products in 43 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or failure to comply with environmental laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.

Risks related to our intellectual property

If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, we will lose a significant competitive advantage.

Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection for the technologies used in our products. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Furthermore, we might in the future opt to license intellectual property from other parties. If we, or the other parties from whom we would license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not:

•	prevent our competitors from duplicating our products;

•	prevent our competitors from gaining access to our proprietary information and technology; or

•	permit us to gain or maintain a competitive advantage.

Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot provide assurance that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could make our products less competitive.

As of December 31, 2013, we had six pending U.S. patent applications, 24 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may also result in the loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products and procedures

Our products could infringe the intellectual property rights of others, which may lead to patent and other intellectual property litigation that could itself be costly, could result in the payment of substantial damages or royalties, prevent us from using technology that is essential to our products, and/or force us to discontinue selling our products.

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. From time to time, we have commenced litigation to enforce our intellectual property rights. For example, we have pursued litigation against Inova Labs for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees. An adverse decision in this action or in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with Inova Labs, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

We cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties and if our business is successful, the possibility may increase that others will assert infringement claims against us.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction and some companies opt not to publish their patent applications, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or re-examinations. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenue;

•	pay damages for past use of the asserted intellectual property, which may be substantial;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all, and which could reduce profitability; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

If we are unable to prevent unauthorized use or disclosure of trade secrets, unpatented know-how and other proprietary information, our ability to compete will be harmed.

We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or that relate to our business. We also require our corporate partners, outside scientific collaborators and sponsored researchers, advisors and others with access to our confidential information to sign confidentiality agreements. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, and in such cases we could not assert any trade secret rights against such party. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of other companies.

Many of our employees were previously employed at other medical device companies focused on the development of oxygen therapy products, including our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

Risks related to being a public company

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $1.5 million and $3.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, (2) accounting for revenue recognition as it relates to properly recording deferred revenue, estimated earned but unbilled revenue and billing adjustments and (3) accounting for warranty revenue and cost recognition with regard to lifetime warranties.

In response to this reported material weakness, as discussed with the Audit Committee, we had undertaken in 2013 the following steps to remediate those weaknesses: (1) improved standard documentation requirements for the assessment of critical, significant and judgmental accounting matters and disclosures and financial reporting issues required by accounting principles generally accepted in the United States of America (GAAP); (2) reorganized our finance and accounting department by hiring additional qualified managers and staff for certain key positions in order to enhance oversight, review and control over financial reporting. (3) hired outside consultants with technical skills to assist in the documentation of internal controls and flows procedures. As of December 31, 2013, we believe that these corrective actions, taken as a whole, have assisted in remediating the previous material weaknesses identified.

No material weaknesses in internal control over financial reporting were identified in connection with our 2013 audit. However, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may suffer.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks related to our common stock

We expect that our stock price will fluctuate significantly, and you may have difficulty selling your shares.

Prior to our initial public offering, there has been no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the oxygen therapy market;

•	reimbursement or legislative changes in the oxygen therapy market;

•	failure to complete significant sales;

•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;

•	any future sales of our common stock or other securities;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

The stock market in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We will not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Future sales of shares could cause our stock price to decline.

If stockholders holding shares of our common stock purchased prior to our public offering sell, or indicate an intention to sell, substantial amounts of their common stock in the public market the trading price of our common stock could decline. As of February 28, 2014 we had outstanding a total of 18,147,544 shares of common stock of which only the 4,411,763 shares of common stock sold by us and the selling stockholders in our initial public offering are freely tradable, without restriction, in the public market. Each of our directors and officers, and certain of our stockholders, has entered into lock-up agreements with the underwriter of our initial public offering that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our public offering are in effect through August 12, 2014. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of February 28, 2014, up to an additional 13,735,781 shares of common stock will be eligible for sale in the public market, 3,013,219 of which are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition 1,571,215 shares of common stock that are issuable upon exercise of outstanding options as of February 28, 2014 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

As of March 1, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 69.9% of the outstanding shares of our common stock, assuming no exercise of the underwriters’ option to purchase additional shares which was granted by certain of our selling stockholders in connection with our initial public offering. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before this offering and their respective affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of the board of directors, or the Chief Executive Officer;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We have broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We intend to use approximately $15 million of the net proceeds from our initial public offering for investments in rental assets; approximately $5 million of the net proceeds for sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; approximately $3 million of the net proceeds for research and product development activities; approximately $11 million of the net proceeds for facilities improvements or expansions and the purchase of manufacturing and other equipment; and the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of our net proceeds to acquire and invest in complementary products, technologies or businesses; however, we currently have no agreements or commitments to complete any such transaction. We have not allocated these net proceeds for any specific purposes. We might not be able to yield a significant return, if any, on any investment of these net proceeds. Stockholders will not have the opportunity to influence our management’s decisions on how to use the net proceeds, and our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in September 2015, and approximately 31,000 square feet of manufacturing and office space in Richardson, Texas under a lease that expires in December 2019. In addition, we lease office space in Smyrna, Tennessee, and Corinth, Mississippi under leases expiring in August 2014 and May 2014, respectively. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. We alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorney fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. We denied the allegations in the Defendant’s counterclaims. We have filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed a request with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Lawsuit pending outcome of the reexamination and also granted our motion to dismiss the Defendant’s inequitable conduct counterclaim.

The Company is party to various other legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “INGN” since February 14, 2014. Prior to that time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

On February 28, 2014, the closing price for our common stock as reported on the NASDAQ Global Select Market was $17.51 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our revolving credit and term loan agreement materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors our board of directors deems relevant.

Stockholders

As of March 13, 2014, there were 84 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Reserved for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders
2002 Stock Incentive Plan (1)	1,384,062	$1.11	—
2012 Equity Incentive Plan (2)	944,613	$3.15	276,839
2014 Equity Incentive Plan (3)
Equity compensation plans not approved by security holders	—	—	—
Total	2,328,675	$1.94	276,839

(1)	The 2002 Stock Incentive Plan was terminated in March 2012 in connection with the adoption of our Equity Incentive Plan and, accordingly, no shares were available for issuance under this plan after that time. The 2002 Stock Incentive Plan continues to govern outstanding stock options granted thereunder.

(2)	The 2012 Equity Incentive Plan terminated in connection with the initial public offering of our common stock in February of 2014 and was replaced by the 2014 Equity Incentive Plan. Accordingly, no shares were available for issuance under this plan after that time.
(3)	The 2014 Equity Incentive Plan was approved by the board and stockholders on October 11, 2013, but did not become effective until immediately prior to the effectiveness of our Registration Statement in connection with our Initial Public Offering in February 2014. Accordingly, no shares were outstanding or available for issuance on December 31, 2013.

Stock Performance Graph

The stock performance graph required by Section 201(e) of Regulation S-K has been omitted as our common stock was not publicly traded during any portion of the period described in Section 201(e).

Use of Proceeds from Initial Public Offering of Common Stock

On February 12, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 192605) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 3,529,411 shares at a price to the public of $16.00 per share. Additionally, the selling stockholders sold 981,902 shares of common stock (882,352 upon the IPO, and 99,550 of which were sold pursuant to a 30-day option granted to the underwriters). The offering closed on February 20, 2014, as a result of which we received net proceeds of approximately $52.5 million after underwriting discounts of approximately $3.9 million, but before offering expenses of approximately $2.4 million. We did not receive any proceeds from the shares sold by the selling stockholders. J.P. Morgan acted as sole book-running manager for the offering, Leerink Partners acted as lead manager, and William Blair and Stifel acted as co-managers. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on February 14, 2014.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us since January 1, 2013. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(a)	From January 1, 2013 through December 31, 2013, we granted to certain of our employees, consultants, directors and other service providers under our 2012 Equity Incentive Plan options to purchase an aggregate of 716,326 shares of our common stock at exercise prices ranging from $1.17 to $8.37 per share.

(b)	From January 1, 2013 through December 31, 2013, we issued and sold an aggregate of 8,874 shares of our common stock upon the exercise of options issued to certain employees, directors and consultants under our 2002 Stock Incentive Plan at exercise prices ranging from $0.60 to $8.70, for aggregate consideration of approximately $11,965.

(c)	On February 14, 2013, we issued 19,976 shares of our series D convertible preferred stock upon exercise of warrants at an exercise price of $21.90 per share for aggregate proceeds of approximately $437,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 37,543 shares of common stock.

(d)	On February 28, 2013, we issued 19,539 shares of our series D convertible preferred upon exercise of warrants at an exercise price of $21.90 per share for aggregate proceeds of approximately $428,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 36,722 shares of common stock.

(e)	On May 20, 2013, we issued 7,989 shares of our series D convertible preferred stock upon exercise of warrants at an exercise price of $21.90 per share for aggregate proceeds of approximately $175,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 15,014 shares of common stock.

(f)	On May 23, 2013, we issued 2,951 shares of our series D convertible preferred stock upon exercise of a warrant at an exercise price of $21.90 per share for aggregate proceeds of approximately $65,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 5,546 shares of common stock.

(g)	On June 21, 2013, we issued 5,706 shares of our series D convertible preferred stock upon exercise of warrants at an exercise price of $21.90 per share for aggregate proceeds of approximately $125,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 10,724 shares of common stock.

(h)	On July 3, 2013, we issued 3,685 shares of our series D convertible preferred stock upon exercise of a warrant at an exercise price of $21.90 per share for aggregate proceeds of approximately $81,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 6,925 shares of common stock.

(i)	On August 28, 2013, we issued 22,830 shares of our series D convertible preferred stock upon exercise of warrants at an exercise price of $21.90 per share for aggregate proceeds of approximately $500,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 42,907 shares of common stock.

(j)	On September 5, 2013, we issued 2,853 shares of our series D convertible preferred stock upon exercise of a warrant at an exercise price of $21.90 per share for aggregate proceeds of approximately $62,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 5,362 shares of common stock.

(k)	On October 28, 2013, we issued 372 shares of our series D convertible preferred stock upon exercise of a warrant at an exercise price of $21.90 per share for aggregate proceeds of approximately $8,000. Upon completion of our initial public offering on February 20, 2014 these shares converted to approximately 699 shares of common stock.

Unless otherwise indicated, the offers, sales and issuances of the securities described in Items (c) through (k) were exempt from registration under the Securities Act under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant. No underwriters were involved in the offers, sales and issuances of the securities described in items (c) through (k).

The offers, sales and issuances of the securities described in Items (a) through (b) were exempt from registration under the Section 4(2) of the Securities Act and/or Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2011 is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and our interim results are not necessarily indicative of results to be expected for the full fiscal year.

(amounts in thousands, except share and per share amounts)	Year ended December 31,
	2013	2012	2011
Statements of operations data:
Revenue
Sales revenue	$43,971	$28,077	$19,076
Rental revenue	30,538	19,872	10,977
Sales of used rental equipment	200	95	46
Other revenue	734	532	535

Total revenue	75,443	48,576	30,634

Cost of revenue
Cost of sales revenue	24,209	17,359	12,127
Cost of rental revenue	12,146	7,243	3,783
Cost of used rental equipment sales	97	25	20

Total cost of revenue	36,452	24,627	15,930

Gross profit	38,991	23,949	14,704

Operating expenses:
Research and development	2,398	2,262	1,789
Sales and marketing	18,375	12,569	9,014
General and administrative	13,754	8,289	5,623

Total operating expenses	34,527	23,120	16,426
Income (loss) from operations	4,464	829	(1,722)
Other expense, net	(616)	(247)	(267)

Income (loss) before provision (benefit) for income taxes	3,848	582	(1,989)
Provision (benefit) for income taxes	(21,587)	18	13

Net income (loss)	25,435	564	(2,002)
Less deemed dividend on redeemable convertible preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)
Less preferred rights dividend	(7,165)	—	—
Less undistributed earnings to preferred stock	(10,781)	—	—

Net income (loss) attributable to common stockholders	$211	$(5,217)	$(5,029)

Years ended December 31,	2013	2012	2011
Numerator—basic and diluted:
Net income (loss)	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)
Less preferred rights dividend	(7,165)	—	—
Less: undistributed earnings to preferred stock	(10,781)	—	—

Net income (loss) attributable to common stockholders	$211	$(5,217)	$(5,029)

Numerator—diluted
Net income (loss)	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)
Less preferred rights dividend	(7,165)	—	—
Less: undistributed earnings to preferred stock	(9,625)	—	—

	$1,367	$(5,217)	$(5,029)

Denominator:
Weighted-average common shares—basic common stock	276,535	261,268	249,519
Weighted-average common shares—diluted common stock	2,008,156	261,268	249,519

Net income (loss) per share—basic common stock	$0.76	$(19.97)	$(20.15)
Net income per share—diluted common stock	$0.68	$—	$—
Shares excluded from diluted income (loss)
Common stock warrants		233,611	250,997
Preferred convertible stock		14,057,509	10,899,820
Stock options		1,646,223	1,425,624

Shares excluded from diluted income (loss)		15,937,343	12,576,441

(1)	See note 2 to each of our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and pro forma net loss per share attributable to common stockholders.
(2)	For a discussion of our use of EBITDA, Adjusted EBITDA and Adjusted net income and their calculations, please see “—Non GAAP financial measures.”

	Year ended December 31,
(amounts in thousands)	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$13,521	$15,112	$3,906
Working capital	13,159	12,880	1,302
Total assets	82,397	47,586	24,131
Total indebtedness	10,649	8,936	9,629
Deferred revenue	1,487	1,094	594
Total liabilities	26,098	19,011	16,575
Redeemable convertible preferred stock	118,671	109,345	83,122
Total stockholders’ deficit	62,372	80,770	75,566

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and Adjusted net income (loss) are a financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define EBITDA as net income or loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted net income (loss) to our net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA, Adjusted EBITDA, and Adjusted net income (loss) should not be considered alternatives to net income or loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA, and Adjusted EBITDA, and Adjusted net income (loss) may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA, and Adjusted net income (loss) in the same manner as we calculate these measures.

We include EBITDA, Adjusted EBITDA and Adjusted net income (loss) in this 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income (loss) as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because EBITDA, Adjusted EBITDA and Adjusted net income (loss) facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted net income (loss) for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and Adjusted net income (loss) and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of EBITDA, Adjusted EBITDA and Adjusted net income (loss) have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Adjusted net income (loss) do not reflect our cash expenditures for capital equipment or other contractual commitments;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted net income (loss) do not reflect capital expenditure requirements for such replacements;

•	EBITDA, Adjusted EBITDA and Adjusted net income (loss) do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA, Adjusted EBITDA, and Adjusted net income (loss) do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and

•	Other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA and Adjusted net income (loss) measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA, Adjusted EBITDA, and Adjusted net income (loss) you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and Adjusted net income (loss) alongside other financial performance measures, including our net loss and other GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income or loss, the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
EBITDA and Adjusted EBITDA (in thousands)	2013	2012	2011
Net income (loss)	$25,435	$564	$(2,002)
Non-GAAP adjustments:
Interest income	(12)	(88)	(113)
Interest expense	562	493	261
Provision (benefit) for income taxes	(21,587)	18	13
Depreciation and amortization	8,544	4,984	3,198

EBITDA	12,942	5,971	1,357

Change in fair value of preferred stock warrant liability	262	(148)	119
Stock-based compensation	230	60	144

Adjusted EBITDA	$13,434	$5,883	$1,620

Net income (loss) (GAAP)	$25,435	$564	$(2,002)
Non-GAAP
One-time benefit from reversal of deferred tax valuation adjustment	(21,807)	—	—

Adjusted net income (loss)	$3,628	$564	$(2,002)

	Years ended December 31,
	2013	2012
Non-GAAP pro-forma results of EPS calculation(1)(2)

Numerator—basic and diluted:
Net income	$25,435	$564
Less deemed dividend on redeemable preferred stock	—	—

Net income attributable to common stockholders	$25,435	$564
Net income per share—basic common stock	$1.74	$0.04
Net income per share—diluted common stock	$1.55	$0.04

Denominator:
Weighted-average common shares—basic common stock	14,636,950	14,601,861
Weighted-average common shares—diluted preferred stock	16,368,571	15,486,487

The pro forma EPS calculations gives effect to: (1) the automatic conversion of the outstanding convertible preferred stock into a weighted average of 14,219,001 and 14,216,838 shares of common stock, for the years ended December 31, 2013 and 2012, respectively. (2) the cash exercise of warrants to purchase an aggregate of 142,495 shares of common stock, which we expect will occur prior to closing of the IPO as the warrants will otherwise expire at that time and (3) the reclassification of our preferred stock warrant liability to additional paid-in-capital upon the closing of the IPO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes thereto included elsewhere in this 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section of the 10-K entitled “Risk factors” and “Forward -looking statements.”

Overview

We are a medical technology company that develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which limits patient mobility and requires patients to plan activities outside of their homes around delivery schedules. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. We refer to this traditional delivery approach as the delivery model. Our proprietary Inogen One systems are portable devices that concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere. Using our systems, patients can eliminate their dependence on stationary concentrators and tank and cylinder deliveries, thereby improving quality-of-life and fostering mobility.

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One G1. Since we launched the Inogen One G1 in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

We believe our direct-to-consumer strategy has been critical to driving patient adoption of our technology. All other portable oxygen concentrator manufacturers access patients through home medical equipment providers, which we believe are disincentivized to encourage portable oxygen concentrator adoption. In order to facilitate the regular delivery and pickup of oxygen tanks, home medical equipment providers have invested in geographically dispersed distribution infrastructures consisting of delivery vehicles, physical locations, and delivery personnel within each area. Because portable oxygen concentrator technology eliminates the need for physical distribution infrastructure but has higher initial equipment costs than oxygen tanks and cylinders, we believe converting to a portable oxygen concentrator model would require both significant restructuring and capital investment for home medical equipment providers. Our direct-to-consumer marketing strategy allows us to sidestep the home medical equipment channel, appeal to patients directly, and capture both the manufacturing and provider margin. We believe our ability to capture this top-to-bottom margin, combined with our portable oxygen concentrator technology that eliminates the need for the costs associated with oxygen deliveries, gives us a cost structure advantage over our competitors using the delivery model.

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords, and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•	Expand our sales and marketing channels. We will continue to hire additional internal sales representatives to drive our direct-to-consumer marketing efforts. During the year ended December 31, 2013, we increased our internal sales force from 93 to 108. Additionally, we are building a physician referral channel that currently consists of eleven employees. Lastly, we are focused on building our international distribution capabilities.

•	Invest in our product offerings to develop innovative products. We expended $2.4 million, $2.3 million and $1.8 million in 2013, 2012 and 2011, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

•	Secure contracts with healthcare payors and insurers. Based on our patient population, we estimate that at least 30% of oxygen therapy patients are covered by non-Medicare payors, and that these patients often represent a younger, more active patient segment. By becoming an in-network provider with more insurance companies, we can reduce the co-insurance for patients, which we believe will allow us to attract additional patients to our Inogen One solutions.

We have been developing and refining the manufacturing of our Inogen One Systems over the past eight years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One Systems. We typically enter into supply agreements for these components that specify quantity, quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, bearings, carry bags, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In 2013, 2012 and 2011, approximately 22%, 27% and 26%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, all of our revenue has been denominated in United States dollars. We sell our products in 43 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider. As of January 1, 2014, we had four employees who focused on selling our products to distributors and “house” accounts outside the United States.

Our total revenue increased $26.8 million to $75.4 million in 2013 from $48.6 million in 2012, due to growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products, and growth in sales revenue associated with the increases in international sales and direct-to-consumer cash sales of our Inogen One systems and new product launches. We generated Adjusted EBITDA of $13.4 million and $5.9 million in 2013 and 2012, respectively. Adjusted net income was $3.6 million before the one-time benefit from the reversal of deferred tax valuation for 2013, compared to adjusted net income of $0.6 million for 2012. We generated net income of $25.4 million in 2013 and net income of $0.6 million in 2012. As of December 31, 2013, our accumulated deficit was $62.6 million.

The vast majority of our revenue consists of sales revenue and rental revenue.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries and other accessories. We plan to grow our system sales in the coming years through multiple strategies, including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness, expanding our sales infrastructure and efforts outside of the United States and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product, in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription, and assessing the patient’s available insurance benefits. The patient may consider whether to finance the product through an Inogen-approved third party or whether to purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product under a trial, subject to the patient payment of a minimal processing and handling fee. Approximately 5% to 10% of patients who purchase a system for cash return the system during this 30-day trial period. As a result, we have experienced fluctuations in our direct-to-consumer sales on a period-to-period basis in the past, a trend that we anticipate will continue in the future.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers and resellers who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our portable oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped FOB Inogen, and based on financial history and profile, businesses may either prepay or receive extended terms. As a result of these factors, product purchases can be subject to changes in demand by customers. Given the potential for variability in ordering history that we have in the past experienced, and likely will in the future experience, there may be fluctuations in our business-to-business sales on a period-to-period basis.

We sold approximately 19,200 Inogen One systems in 2013, approximately 11,900 Inogen One systems in 2012 and approximately 7,300 in 2011. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our rental process involves numerous interactions with the individual patient, the physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and oxygen needs, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity. Once the product is deployed, the patient receives direction on product use and receives a clinical titration from our licensed staff to confirm the product meets the patient’s needs prior to billing. As a result, the time from initial contact with a customer to billing can vary significantly and be up to one month or longer.

We plan to grow our rental revenue in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient awareness and physician-based sales, securing additional insurance contracts and continuing to enhance our product offerings through additional product launches. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, there may be fluctuations in our net new patient setups on a period-to-period basis.

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. As the rental base expands, we expect our rental revenue to increase and over time to become an increasingly important contributor to our total revenue. Over time, we believe that our rental revenue should be subject to less period-to-period fluctuation than our sales revenue.

As of December 31, 2013, we had over 21,300 oxygen rental patients, an increase from over 13,500 oxygen rental patients as of December 31, 2012 and approximately 7,500 in 2011. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by patient zip code, the number of capped patients, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors and Medicaid, for our rental revenue. For the year ended December 31, 2013, approximately 58% of our rental revenue was derived from Medicare. The U.S. list price for our stationary oxygen rentals (E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2014 for stationary oxygen rentals (E1390) is $178.24 per month and for OGPE rentals (E1392) is $51.63 per month. These are the two primary codes that we bill to Medicare and other payors for our product rentals.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare pays suppliers of durable medical equipment, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Current Medicare payment rates in competitive bidding areas are at 48-64% of the standard Medicare allowable for stationary oxygen rentals (average of $93.29 per month) and OGPE rentals are at 70-92% of the standard Medicare allowable (average of $42.33 per month). Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support. Medicare has not announced specific plans for the plan to implement competitive bidding nationwide, but by 2016 Medicare must implement competitive bidding or competitive bidding pricing for included items to non-competitive bidding areas. In February 2014, Medicare solicited public comment on the methodology it would use to comply with statue.

The following table sets forth the current Medicare standard allowable reimbursement rates and the weighted average reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three year period starting 1/1/14 when the original contracts expire.

	Medicare standard allowable effective 1/1/14	Round one weighted average 1/1/11- 12/11/13	Round two weighted average 7/1/13- 6/30/16	Round one re- compete weighted average 1/1/14- 12/31/16
E1390	$178.24	$116.16	$93.07	$95.74
E1392	51.63	41.89	42.72	38.08

Total	$229.87	$158.05	$135.79	$133.82
% of standard		69%	59%	58%

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas, the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated in round one of competitive bidding, which was implemented January 1, 2011 in 9 Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 Metropolitan Statistical Areas and we believe the impact on the number of oxygen suppliers will be similar when released. We believe that 59% of the market was covered by round one and round two of competitive bidding.

Cumulatively in rounds one, two and round one re-compete, we were offered contracts for a substantial majority of the competitive bidding areas and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by the Centers for Medicare & Medicaid Services.

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando—Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one recompete, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando—Kissimmee-FL, Pittsburg-PA, Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding. The incremental loss of access to approximately seven percent of the Medicare market is expected to have an adverse impact on our rental business, which represented approximately 41% of our total revenue in the year ended December 31, 2013. However, we expect the decline in total revenue resulting from the loss of competitive bidding contract in the areas that we were excluded from to be partially offset by the grandfathering of existing Medicare patients and direct sales to former Medicare patients with third party insurance coverage or who pay cash. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $1.7 million in 2013 and $1.0 million in 2012.

Under the Medicare competitive bidding program, oxygen therapy providers may “grandfather” existing patients on service up to the implementation date of the competitive bidding program. This means oxygen therapy providers may retain all existing patients and continue to receive reimbursement for them so long as the new reimbursement rate is accepted and the applicable beneficiary chooses to continue to receive equipment from the provider. Providers must either keep or release all patients under this “grandfathering” arrangement in each competitive bidding area; specific individual selection of patients for retention or release is not allowed. Providers can continue to sell equipment in competitive bid areas where they were not awarded contracts to patients paying with cash or third-party insurance coverage.

We have elected to grandfather and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we plan to continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We will also pursue retail sales of our equipment to patients in those areas.

For rental equipment, Medicare reimbursement for oxygen equipment is limited to a maximum of 36 months; the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s care for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. The Centers for Medicare & Medicaid Services does not reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases the Centers for Medicare & Medicaid Services will reimburse for repair costs. After the five year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month rental period would begin. The supplier may not arbitrarily issue new equipment. We cannot state with certainty the potential impact to revenue associated with patients in the capped rental period.

Our obligations to service assigned Medicare patients over the contract rental period include supplying working equipment that meets the patient’s oxygen needs pursuant to their doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy existing used assets as long as the doctor’s requirements are met. We must also procure a recertification certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after first receiving oxygen therapy and one year after each new 36-month reimbursement period begins. These contracts are cancellable by the patient at any time and by the provider at any time as long as the patient can transition to another provider.

In addition to the adoption of the competitive bidding program, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual Consumer Price Index for all Urban Consumers, or CPI-U, updates beginning in 2010. The CPI-U for 2012 was +3.6%, but the “multi-factor productivity adjustment” remained -1.2%, so the net result was a 2.4% increase in fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding. For 2013, the CPI-U is +1.7%, but the adjustment is -0.9%, so the net result is a 0.8% increase in fee schedule payments in 2013. For 2014, the CPI-U is +1.8%, but the adjustment is -0.8%, so the net result is a 1.0% increase in fee schedule payments in 2014. However, the stationary oxygen equipment codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. At this time, it is unclear if the current CPI-U method or a proposed inflation method included in President Obama’s 2014 fiscal budget proposal would apply to future year’s calculations.

As of December 31, 2013, we had 44 contracts with Medicaid and private payors. These contracts qualify us an in-network provider for these payors. As a result, patients can use our systems at the same cost as other in-network oxygen therapy solutions, including those utilizing the delivery model. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month caps similar to Medicare. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 40% since 2009. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of operations.

Revenue

We classify our revenue in four main categories: sales revenue, rental revenue, sale of used rental equipment and other revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period to period. We expect rental revenue should constitute a larger percentage of total revenue, which would increase our gross margins. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system selling prices and gross margins for our Inogen One systems may fluctuate as we introduce new products and reduce our product costs. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.

Sales revenue. Our sales revenue is derived from the sale of our Inogen One systems and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the years ended December 31, 2013, 2012 and 2011, business-to-business sales as a percentage of sales revenue were 60%, 68% and 67%, respectively. Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.

Rental revenue. Our rental revenue is derived from the rental of our Inogen One systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Generally, our product rentals have higher gross margins than our product sales.

Sales of used rental equipment. Our sales of used rental equipment revenue is derived from the sale of our Inogen One systems and related accessories to home healthcare providers and patients when the product has previously been sold or rented to another patient or business. Sales in this category are not material.

Other revenue. Other revenue consists of service and freight revenue. Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. We offer extended service contracts on our Inogen One concentrator line for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from these extended service contracts is recognized in income on a straight-line basis over the contract period.

We also offer a lifetime warranty for direct-to-consumer sales. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen equipment by us, and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of ASC 605-25.

There are two deliverables when a product that includes a lifetime warranty is sold. The first deliverable is the oxygen concentrator equipment which comes with a standard warranty of three years. The second deliverable is the lifetime warranty that provides for a functional oxygen concentrator for the remaining lifetime of the patient. These two deliverables qualify as separate units of accounting.

The revenue is allocated to the two deliverables on a relative selling price method. We have vendor-specific objective evidence of selling price for the equipment. To determine the selling price of the lifetime warranty, we use our best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor selling price is available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, we estimate that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, we estimate on average all patients will succumb to their disease within five years. We have taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

After applying the relative selling price method, revenue from equipment sales is recognized when all other revenue recognition criteria for product sales are met. Lifetime warranty revenue is recognized using the straight-line method during the fourth and fifth year after the delivery of the equipment which is the estimated usage period of the contract based on the average patient life expectancy.

Freight revenue consists of fees associated with the deployment of products internationally or domestically, when expedited freight options or minimum order quantities are not met. Freight revenue is a percentage markup of freight costs.

Cost of revenue

Cost of sales revenue and cost of used rental equipment sales consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory and delivery costs for items sold. Cost of rental revenue consists primarily of depreciation expense and service costs for rental assets, including material, labor, freight, consumable disposables and logistics costs. We provide a three-year or lifetime warranty on Inogen One systems sold, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment. We expect the average unit costs of our Inogen One systems to decline in future periods as a result of our ongoing efforts to develop lower-cost Inogen One systems and to improve our manufacturing processes, reduced rental service costs and expected increases in production volume and yields.

Operating expenses

Research and development

Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation, allocated facility costs, laboratory supplies, consulting fees and related costs, costs associated with patent amortization costs, patent legal fees including defense costs and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect to have moderate increases in research and development expense over time.

Sales and marketing

Our sales and marketing expenses primarily support our direct-to-consumer strategy. Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions, benefits, and stock-based compensation, for employees, and allocated facilities costs. They also include expenses for media and advertising, informational kits, public relations and other promotional and marketing activities, including travel and entertainment expenses, as well as customer service and clinical services. Sales and marketing expenses increased throughout 2013 primarily due to an increase in the sales force and the increasing number of rental patients and we expect a further increase in 2014 as we continue to increase sales and marketing activities.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, and allocated facilities costs. In addition, general and administrative expenses include professional services, such as legal, consulting and accounting services. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with our initial public offering and with being a public company.

Other income (expense), net

Other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement and interest income driven by the interest accruing on cash and cash equivalents and on past due customer balances. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model.

Result of operations

Comparison of years ended December 31, 2013 and 2012

Revenue

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
Revenue:
Sales revenue	$43,971	$28,077	$15,894	56.6%
Rental revenue	30,538	19,872	10,666	53.7%
Sales of used equipment	200	95	105	110.5%
Other revenue	734	532	202	38.0%

Total revenue	$75,443	$48,576	$26,867	55.3%

The increase in sales revenue in the year ended December 31, 2013 compared to the year ended December 31, 2012 was attributable to an increase in the number of systems sold primarily related to the launch of the Inogen One G3, an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts, and an increase in business-to-business sales worldwide as the adoption of portable oxygen concentrators improved.

The increase in rental revenue in the year ended December 31, 2013 compared to the year ended December 31, 2012 was attributable to the increase in rental patients from over 13,500 as of December 31, 2012 to over 21,300 as of December 31, 2013 due to additional marketing efforts and increased sales personnel. This increase was partially offset by the reduced reimbursement rates resulting from round two competitive bidding that became effective in 91 Metropolitan Statistical Areas on July 1, 2013. As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from competitive bidding. Sales revenue grew 56.6% for the year ended December 31, 2013 compared to previous year-over-year growth of 47.2%.

Cost of revenue and gross profit

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
Cost of sales revenue	$24,209	$17,359	$6,850	39.5%
Cost of rental revenue	12,146	7,243	4,903	67.7%
Cost of used rental equipment sales	97	25	72	288.0%

Total cost of revenue	$36,452	$24,627	$11,825	48.0%
Gross profit	38,991	23,949	15,042	62.8%
Gross margin %	51.7%	49.3%

We manufacture our Inogen One product line in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The increase in cost of sales revenue was attributable to an increase in the number of systems sold, partially offset by reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes. The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes depreciation of our rental assets of $7.1 million for year ended December 31, 2013 versus $4.1 million for the year ended December 31, 2012.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall increase in sales and rental revenue, the increase in sales and rental revenue with respect to our higher margin Inogen One G3 as compared to our Inogen One G2, and the continued shift towards direct-to-consumer sales revenue in our revenue mix, partially offset by declining rental reimbursement rates, account for the gross margin improvement from 49.3% to 51.7% in the year ended December 31, 2012 and 2013, respectively. The increase is primarily due to the increase in sales mix toward direct-to-consumer from provider sales. The rental revenue gross margin was 60% in the year ended December 31, 2013 versus 64% in the year ended December 31, 2012 due to lower rental reimbursement rates resulting from round two Competitive Bidding that became effective July 1, 2013, partially offset by lower asset deployment costs per patient and also additional economies of scale of our servicing costs. The sales revenue gross margin was 45% in the year ended December 31, 2013 versus 39% in the year ended December 31, 2012 was primarily due to the reduction in average cost per unit sold and improved sales revenue mix towards direct-to-consumer sales.

Research and development expense

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
Research and development expense	$2,398	$2,262	$136	6.0%

The increase was primarily attributable to a $0.3 million increase in personnel related expenses as a result of increased headcount and $0.1 million in additional research and development spent on new product development, partially offset by a decrease of $0.3 million in patent and patent defense costs.

Research and development expenses were $2.4 million, or 3.2% of total revenue, for the year ending 2013 compared to $2.3 million, or 4.7% of total revenue, for the year ending 2012.

Sales and marketing expense

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
Sales and marketing expense	$18,375	$12,569	$5,806	46.2%

The increase was primarily attributable to a $4.1 million increase in personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business, $1.0 million in primarily media-related marketing costs, and software licensing to continue to grow our rental patient base and consumer cash sales, and a $0.6 million increase in personnel-related expenses for customer service and clinical services to support our increased rental patient base.

Sales and marketing expenses were $18.4 million, or 24.4% of total revenue, for the year ended December 31, 2013 compared to $12.6 million, or 25.9% of total revenue, for the year ended December 31, 2012.

General and administrative expense

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
General and administrative expense	$13,754	$8,289	$5,465	65.9%

The increase was primarily attributable to a $1.9 million increase in personnel-related expenses as a result of increased administrative headcount in billing, finance, information technology and compliance to support the growth of our business. In addition, we incurred $0.7 million more in company-wide bonus expense as a result of our higher headcount and better than planned results. To accommodate the higher headcount in 2013, we incurred higher facility costs of $0.2 million for rent, utilities, property taxes and maintenance. In addition, we incurred $0.4 million of general and administrative cost associated with the preparation of an initial public offering that were not capitalizable.

In addition, bad debt expense increased $1.1 million primarily due to the significant growth of our rental patient population and the increase in aged patient co-insurance and deductible balances in our outstanding accounts receivables. Bad debt expense, expressed as a percentage of total revenue, was 2.7% and 2.2% for the year ended December 31, 2013 and December 31, 2012, respectively.

General and administrative expenses were $13.8 million, or 18.2% of total revenue, for the year ended December 31, 2013 compared to $8.3 million, or 17.1% of total revenue, for the year ended December 31, 2012.

Other income (expense), net

	Year ended December 31,		Change 2013 vs. 2012
(dollars in thousands)	2013	2012	$	%
Interest income	$12	$88	$(76)	-86.4%
Interest expense	(562)	(493)	(69)	14.0%
Revaluation of preferred stock warrant liability	(262)	148	(410)	-277.0%
Other income	196	10	186	1860.0%

Total other expense, net	$(616)	$(247)	$(369)	149.4%

The higher interest income in 2012 was associated with interest accruing on a past due customer balance that was not relevant in 2013. The increase in interest expense in 2013 was driven by the increase in average debt balances under our revolving credit and term loan agreement compared to the prior year. Other income, net, in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income is not expected to recur in future periods.

The increase in preferred stock warrant liability was due to the revaluation of our preferred stock warrants outstanding through a Monte Carlo valuation model due to higher enterprise value and the increased likelihood of an initial public offering as of December 31, 2013 compared to December 31, 2012.

Comparison of years ended December 31, 2012 and 2011

Revenue

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
Revenue:
Sales revenue	$28,077	$19,076	$9,001	47.2%
Rental revenue	19,872	10,977	8,895	81.0%
Sales of used equipment	95	46	49	106.5%
Other revenue	532	535	(3)	(0.6)%

Total revenue	$48,576	$30,634	$17,942	58.6%

The increase in sales revenue was attributable to an increase in the number of systems sold, related to an increase in business-to-business sales and an increase in direct-to-consumer sales in the United States and worldwide due to increased sales and marketing efforts and the adoption of portable oxygen concentrators. We experienced a price erosion of 4% in business-to-business sales, which was partially offset by the shift towards direct-to-consumer sales, which experienced a 2% increase in the average selling price. This resulted in a 4% decrease in the average selling price of our products. The increase in rental revenue was related to our increased rental patients from over 7,500 as of December 31, 2011 to over 13,500 as of December 31, 2012 due to additional marketing efforts and increased sales personnel.

Cost of revenue and gross profit

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
Cost of sales revenue	$17,359	$12,127	$5,232	43.1%
Cost of rental revenue	7,243	3,783	3,460	91.5%
Cost of used rental equipment sales	25	20	5	25.0%

Total cost of revenue	$24,627	$15,930	$8,697	54.6%
Gross profit	23,949	14,704	9,245	62.9%
Gross margin %	49.3%	48.0%

The increase in cost of revenue was attributable to an increase in the number of systems sold and increased bill of material costs for our products associated with the sales shift to the direct-to-consumer channel where system packages include higher accessories per order. Cost of revenue includes depreciation of our rental assets of $4.1 million for the year ended December 31, 2012 versus $2.4 million for the year ended December 31, 2011.

The continued shift towards rental revenue in our revenue mix, along with the initial launch of our higher margin Inogen One G3 in September 2012, accounted for the gross margin improvement from 48% to 49%. The gross margin on our rental revenue was 64% in the year ended December 31, 2012 versus 66% in the year ended

December 31, 2011 due to lower reimbursement levels. The gross margin on our sales revenue including sales of used rental equipment was 39% in the year ended December 31, 2012 versus 36% in the year ended December 31, 2011 due to the improved revenue mix towards direct-to-consumer sales.

Research and development expense

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
Research and development expense	$2,262	$1,789	$473	26.4%

The increase was primarily attributable to a $0.1 million increase in personnel related expenses as a result of increased headcount, a $0.3 million increase in patent and patent defense costs, and $0.1 million in additional research and development spend on new product development.

Research and development expenses were $2.3 million, or 4.7% of total revenue, for the year ending 2012 compared to $1.8 million, or 5.8% of total revenue, for the year ending 2011.

Sales and marketing expense

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
Sales and marketing expense	$12,569	$9,014	$3,555	39.4%

The increase was primarily attributable to a $1.7 million increase in personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business, $0.9 million in primarily media-related marketing costs to continue to grow our rental patient base and consumer cash sales, and a $0.5 million increase in personnel-related expenses for customer service and clinical services to support our increased number of rental patients.

Sales and marketing expenses were $12.6 million, or 25.9% of total revenue, for the year ending 2012 compared to $9.0 million, or 29.4% of total revenue, for the year ending 2011.

General and administrative expense

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
General and administrative expense	$8,289	$5,623	$2,666	47.4%

The increase was primarily attributable to a $1.8 million increase in personnel-related expenses as a result of increased administrative headcount in compliance, billing, human resources, information technology, and finance to support the growth of our business and $0.2 million increase in facility costs associated with the leased additional space in Richardson, Texas, and $0.4 million increase in miscellaneous general and administrative costs including telecom costs, postage, supplies, and dues.

In addition, bad debt expense increased $0.06 million due to the growth of our patient population and associated rental revenue bad debt as well as increased bad debt from our business-to-business channel due to a single customer write off. The provision for doubtful accounts, expressed as a percentage of total revenue, was 2.2% and 3.3% in the year ended December 31, 2012 and December 31, 2011, respectively.

General and administrative expenses were $8.3 million, or 17.1% of total revenue, for the year ending 2012 compared to $5.6 million, or 18.4% of total revenue, for the year ending 2011.

Other income (expense), net

	Year ended December 31,		Change 2012 vs. 2011
(dollars in thousands)	2012	2011	$	%
Interest income	$88	$113	$(25)	(22.1)%
Interest expense	(493)	(261)	(232)	88.9
Revaluation of preferred stock warrant liability	148	(119)	267	(224.4)
Other income	10	—	10	—

Total other expense, net	$(247)	$(267)	$20	(7.5)%

The increase in interest expense was driven by a higher average outstanding debt balance of $8.8 million in 2012 compared to $5.2 million in 2011. The decrease in interest income was driven by the reduction of interest accruing on past due customer balances as a result of lower past due accounts receivable balances for business-to-business sales in 2012, as compared to 2011.

Liquidity and capital resources

As of December 31, 2013, we had cash and cash equivalents of $13.5 million, which consisted of highly-liquid investments with an original maturity of three months or less. Since inception, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, from borrowings. As of December 31, 2013, we had $10.6 million secured debt outstanding including $9.9 million in bank financing and $0.7 million in patent licensing debt. Since inception, we have received net proceeds of $91.4 million from the issuance of redeemable convertible preferred stock. As of December 31, 2013, we had $6.0 million in available debt capacity under the term loan facility that was eligible to be drawn upon through April 11, 2014. Our principal uses of cash are funding our capital expenditures including additional rental assets and debt service payments as described below.

We believe that our current cash and cash equivalents together with our short-term investments and available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Cash provided by operating activities	$13,467	$4,004	$1,859
Cash used in investing activities	(18,142)	(12,475)	(8,918)
Cash provided by financing activities	3,084	19,677	5,176

Operating activities

We derive operating cash flows from cash collected from the sale of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales and gross margin associated with product mix and lower costs. In addition, operating expense leverage has increased as expenses have not grown as quickly as sales due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory and rental assets as we increased inventory and rental assets to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle; and an increase in cash related to accounts payable resulting from the higher level of operating expenses needed to support the higher sales level.

Net cash provided by operating activities for 2013 consisted of our net income of $25.4 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $8.5 million, provision for rental revenue adjustments of $6.6 million, provision for doubtful accounts of $2.0 million, provision for sales returns of $1.8 million, loss on disposal of rental units and other fixed assets of $0.3 million, loss on change in fair value of warrants of $0.3 million and stock-based compensation of $0.2 million. These items were partially offset by the reversal of the valuation allowance against our deferred tax assets of $21.8 million and by net changes in our operating assets and liabilities of $10.0 million.

Net cash provided by operating activities for 2012 consisted of our net income of $0.6 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $5.0 million, provision for rental revenue adjustments of $3.1 million, provision for doubtful accounts of $1.1 million, provision for sales returns of $0.6 million, and loss of rental units of $0.3 million. These items were partially offset by net changes in our operating assets and liabilities of $6.6 million.

Net cash provided by operating activities for 2011 consisted of non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $3.2 million, provision for rental revenue adjustments of $2.0 million, provision for doubtful accounts of $1.0 million, provision for sales returns of $0.5 million, stock-based compensation of $0.1 million, and loss on change in fair value of warrants of $0.1 million, These items were partially offset by a net loss of $2.0 million and net changes in our operating assets and liabilities of $3.2 million.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily for the purchase of rental assets, research and development laboratory, manufacturing and computer equipment and software to support our expanding business.

In the year ended December 31, 2013, we invested $15.1 million in rental assets and $3.0 million in other property and equipment. In 2012, we invested $10.4 million in rental assets deployed and $2.0 million in other property and equipment. In 2011, we invested $7.9 million in rental assets deployed and $1.0 million in other property and equipment.

During the year ended December 31, 2011, we acquired Breathe Oxygen Services, LLC mainly to acquire an accredited Medicare facility and a Medicare license to service patients located in Tennessee in compliance with applicable law. The acquisition resulted in recording an intangible asset in the amount of $0.1 million which amortizes over its estimated useful life of ten years. As of December 31, 2013, December 31, 2012 and 2011, there were no impairments recorded related to this intangible asset. In 2011, Breathe Oxygen Services, LLC merged with us, and was dissolved.

We expect to continue investing in property and equipment as we expand our operations. Other than the deployment of product for rental to our customers and the necessary manufacturing equipment/tooling for the launch of our next oxygen concentrator in development. Our operations are inherently capital intensive due to our portions of revenue derived from our rental business model; investments will continue to be required in order to grow rental revenue.

Financing activities

Historically, we have funded our operations through the issuance of preferred stock and the incurrence of indebtedness.

For the year ended December 31, 2013, net cash provided by financing activities consisted of $1.9 million received upon exercise of series D convertible preferred stock warrants and common stock options and $6.0 million of new debt issuance under our revolving credit and term loan agreement entered into in October 2012. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of $4.0 million as existing balances and payback terms were not changed. In addition, the Company incurred $0.6 million in costs associated with the IPO completed in February 2014.

For 2012, net cash provided by financing activities consisted of the issuance of 2,840,260 shares of series G convertible preferred stock which generated net proceeds of $19.9 million in March 2012, the incurrence of an aggregate of $6.0 million of borrowings under our revolving credit and term loan agreement, and the exercise of series B convertible and series C convertible preferred stock warrants for $0.4 million. This was partially offset by repayment of $6.5 million of borrowings under our revolving credit and term loan agreement.

For 2011, net cash provided by financing activities consisted of net incurrence of indebtedness under our revolving credit and term loan agreement of $6.0 million, partially offset by the repayment of such borrowings of $0.7 million and the payments on other contractual obligations of $0.2 million.

Accounts receivable

Accounts receivable before allowance for doubtful accounts, rental adjustments and sales returns increased $4.5 million, or 49.8%, from $9.1 million at December 31, 2012 to $13.6 million at December 31, 2013.

Included in accounts receivable are earned but unbilled receivables of $1.4 million at December 31, 2013 and $1.0 million at December 31, 2012. Delays, ranging from a day to several weeks between the date of service, and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for services from some payors may result in adjustments to amounts originally recorded. These adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows.

We derive a significant portion of our rental revenue from Medicare. Revenue is recognized at net realizable amounts estimated to be paid by payors and patients. Our billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. For Medicare and Medicaid revenue, as well as most other third-party payors, final payment is subject to administrative review and audit. We make estimated provisions for adjustments, including adjustments from administrative review and audit, based on historical experience. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms in an attempt to use the most accurate information available in determining these provisions. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record.

Collection of rental receivables from third-party payors and patients is a significant source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-insurance) remain outstanding. We record bad debt expense based on a percentage of revenue using historical data specific to us. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs and aging of accounts receivable. We write off accounts receivable against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustments and bad debt rates and other economic conditions that might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Prior to 2014, we managed our billing and collection of rental accounts receivable through our own staff.

Accounts receivable balance concentrations by major category as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012
Percentage of accounts receivable outstanding:
Medicare	26%	39%
Medicaid/other government	3%	3%
Private insurance	29%	21%
Patient responsibility	18%	18%
Business to business sales	24%	19%

Total	100%	100%

The following table sets forth the percentage breakdown of our accounts receivable by aging category as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Accounts receivable by aging category:
Unbilled	11%	11%
Aged 0-90 days	56%	63%
Aged 91-180 days	13%	12%
Aged 181-365 days	16%	12%
Aged over 365 days	4%	2%

Total	100%	100%

The following table sets forth the percentage breakdown of our allowances to accounts receivable as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Percentage of allowance to accounts receivable:
Bad debt reserve	8%	8%
Rental adjustments & write-offs reserve	16%	14%
Direct to consumer sales returns reserve	1%	1%

Total percentage of allowance to accounts receivable	25%	23%

The increase in total percentage of our allowances to accounts receivable from 23% as of December 31, 2012 to 25% as of December 31, 2013 was primarily related to our rental business and patient co-pay balances. These balances aged over 365 days have increased from 2% to 4% in the periods presented. We believe our reserves are adequate and properly present the collectability of our outstanding accounts receivable balances based on our analysis of these balances. We review the accounts receivables on at least a quarterly basis to assess the allowance for doubtful accounts. In general, our allowance for doubtful accounts is higher for our rental revenue compared to our sales revenue. Due to our growth in our rental patient base in the relevant periods, as well as approximately 30% annualized turnover in our billing and collections team, our write-offs and past due rental accounts receivable balances have increased. In order to achieve higher collectability rates on the aging patient balances, we have engaged a third party collection agency which will focus collection efforts on these balances starting in 2014.

The ultimate collection of accounts receivable may not be known for several months because the third party collection firm started collection efforts in 2014. We record bad debt expense based on a percentage of revenue using historical data specific to us. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, bad debt write-offs, aged accounts receivable and consideration of any payor-specific concerns. The ultimate write-off of an accounts receivable occurs once collection is considered to be unlikely.

We do not use an aging threshold for account receivable write-offs. However, the age of an account balance may provide an indication that collection procedures have been exhausted, and would be considered in the review and approval of an account balance write-off.

Sources of funds

Our cash provided in operations in the year ended December 31, 2013 was $13.5 million compared to $4.0 million in the year ended December 31, 2012. As of December 31, 2013 we had cash and cash equivalents of $13.5 million and available borrowing capacity under our revolving credit and term loan agreement totaling $6.0 million.

We believe, based on our current operating plan, that our existing cash and cash equivalents, cash generated from operating activities and available borrowings under our borrowing arrangements will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. Although we are not currently a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Amended and restated revolving credit and term loan agreement

In October 2012, we entered into an amended and restated revolving credit and term loan agreement with Comerica Bank as the administrative agent, which we refer to as our revolving credit and term loan agreement. This agreement incorporated amounts outstanding under one prior loan agreement whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. We did not incur or defer any financing cost directly related to the amended loan and security agreement.

The revolving credit and term loan agreement also provides for a pre-existing term loan facility for rental assets amounting to up to $3.0 million, which we refer to as Term Loan A, a pre-existing term loan facility for rental assets amounting to up to $8.0 million, which we refer to as Term Loan B, a new term loan facility for rental assets amounting to up to $12.0 million, which we refer to as Term Loan C, and an accounts receivable revolving line of credit amounting to up to $1.0 million based on 80% of eligible accounts receivable, which we refer to as the revolver.

We had borrowings of $0.4 million, $1.4 million and $2.3 million outstanding under Term Loan A as of December 31, 2013, 2012 and 2011, respectively. We had borrowings of $3.8 million, $6.4 million and $6.0 million outstanding under Term Loan B, as of December 31, 2013, 2012 and 2011, respectively. There were borrowings of $5.7 million under Term Loan C as of December 31, 2013 and no borrowings outstanding under Term Loan C as of December 31, 2012. Future draws under Term Loan C will bear variable interest at the Base Rate. There were no borrowings under the revolver during 2013, 2012, or 2011. The revolver expired on October 13, 2013 and we have no plans to renew or replace it.

Payments of interest for the Term Loan are generally payable monthly. Payment of principal is payable monthly. Each term loan bears interest at the base rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1%, and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B and C are 1.25%, 2.50% and 2.25%, respectively. Upon the closing of an acquisition or initial public offering during the term of the revolving credit and term loan agreement, the lenders are entitled to a fee equal to $120,000. This fee was initiated upon the close of the IPO that occurred in February, 2014, and was subsequently paid in March, 2014 and is recorded as other finance and bank fees in 2014.

The revolving credit and term loan agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates. In addition, we must comply with certain financial covenants relating to liquidity, debt service, and leverage ratios. We were in compliance with all covenants as of December 31, 2013 and December 31, 2012. As of December 31, 2013, in order to be in compliance with the liquidity requirements, debt service ratios, and leverage ratios of existing debt obligations, we were required to maintain $2.5 million of Adjusted EBITDA in the previous six months, and we had $6.5 million in actual Adjusted EBITDA, and $18.7 million of cash and qualified accounts receivable, and we had $13.5 million of actual cash. Our obligations under the revolving credit and term loan agreement are secured by substantially all of our assets, including intellectual property.

We may from time to time, depending upon market conditions and financing needs, seek to refinance or repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, satisfaction of our obligations under our debt instruments, and other working capital requirements. Over the past several years, our revenue has increased significantly from year to year and, as a result, our cash flows from customer collections have increased as have our profits. As a result, our cash provided by operating activities has increased over time and now is a source of capital to the business. We expect operating activities to continue to be a source of capital to the business in the future.

Due to the portion of our business that drives rental revenue, which needs continuing asset deployments to new patients, our cash used in investing activities has increased over time. We expect our investment cash requirements to increase in the future as we increase our rental patient base and deploy rental assets among Medicare and private payors.

We may need to raise additional funds to support our investing operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2013.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
( in thousands)
Operating lease obligations(1)	$788	$175	$613	$—	$—
Long-term debt obligations(2)(3)	9,861	5,083	4,778	—	—

Total	$10,649	$5,258	$5,391	$—	$—

(1)	Operating lease costs are primarily for office and manufacturing space.
(2)	Includes principal and accrued interest on long-term debt obligations.
(3)	In 2011, we entered into an amendment of a licensing agreement whereby we were assigned the entire right, title and interest in a portfolio of patents in exchange for an imputed promissory note calculated via prime plus 2 points for $650,000, in addition to an $850,000 existing obligation to the original licensor, for a total of $1.5 million due to the original licensor in installments starting May 22, 2011, and ending October 31, 2016.

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	stock-based compensation;

•	inventory and rental asset valuation;

•	accounts receivables and allowance for bad debts, returns and adjustments;

•	fair value measurements; and

•	income taxes.

Revenue recognition

We generate revenue primarily from sales and rentals of our products. Our products consist of our proprietary line of portable oxygen concentrators and related accessories. A small portion of our revenue comes from extended service contracts and freight revenue for product shipments.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonable assured. Revenue from product sales is recognized upon shipment of the product. Provisions for estimated returns and discounts are made at the time of shipment. Provisions for warranty obligations, which are included in cost of sales revenue, are also provided for at the time of shipment.

Accruals for estimated warranty expenses are made at the time that the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of revenue could be adversely affected in future periods. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. We accrued $0.8 million and $0.4 million to provide for future warranty costs at December 31, 2013 and 2012, respectively.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840—Leases. We have separate contracts with each patient that are not subject to a master lease agreement with any payor. We evaluate the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If we determine that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. We would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, we have not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although product was delivered and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in income on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable; transfers to secondary insurances / patient responsibility have no net effect on revenue. Rental revenue is earned for that month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition/death after that date. There is no refund for revenue collected in the 3 year period if the patient does not reach the end of the 5 year capped period. In the event that a third-party payor does not accept the claim for payment, the consumer is ultimately responsible for payment for the products and services. We have determined that the balances are collectable at the time of revenue recognition because the patient signs a notice of financial responsibility outlining their obligations.

Included in rental revenue are unbilled amounts that were earned but not able to be billed for various reasons. The criteria for recognizing revenue had been met as of period-end, but there were specific reasons why we were unable to bill Medicare and private insurance for these amounts. As a result, we create an unbilled rental revenue accrual based on these earned revenues not billed based on a percentage of unbilled amounts and historical trends and estimates of future collectability.

Revenue from the sale of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured, which is generally when shipment has occurred. We offer extended service contracts on our Inogen One systems for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from extended service contracts and lifetime warranty is deferred and recognized in income over the contract period. To calculate the value associated with the lifetime warranties, management considered the profit margins of the overall company, the average cost of lifetime warranties and the price of extended warranties and created a best estimate. Lifetime warranty revenue is deferred and recognized after the standard three year warranty period, on straight-line basis, in year four and five. Under the lifetime warranty, the company will provide replacement equipment without any additional cost to the consumer for the duration of the patient’s life. Lifetime warranties are non-transferable.

Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the award.

Determining the fair value of stock-based awards at the grant date represents management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model is affected by our estimated common stock fair value, prior to the IPO, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•	Fair Value of Our Common Stock. Prior to the IPO our common stock was not publicly traded and we estimated the fair value of the common stock as discussed in “Pre-IPO Common Stock Valuations” below. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the NASDAQ Global Select Market on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

•	Expected Term. The expected term for stock options granted to employees (including members of our board of directors) was estimated using the simplified method allowed under SEC guidance. For grants to nonemployees, the expected term is equal to the contractual term, which is generally ten years.

•

Expected Volatility. Given the limited trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historical price volatility for industry peers, which we have designated, based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers, which we have designated, consist of several public companies in the industry similar in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be used in the calculation.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Expected Dividend Yield. We have never declared or paid any cash dividends to common stockholders and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Pre-IPO Common Stock Valuations

Prior to the IPO, the fair value of the common stock underlying our stock options was approved by our board of directors, which intended all options granted to be exercisable at a price per share equal to the per-share fair value of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Because there had been no public market for our common stock, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of common stock as of the date of each option grant, including the following factors:

•	contemporaneous third-party valuations of our common stock;

•	the prices, rights, preferences and privileges of preferred stock relative to the common stock;

•	the prices of preferred stock sold to third-party investors in arms-length transactions;

•	the prices of common stock sold to third-party investors in secondary transactions or repurchased by us in arms-length transactions;

•	our operating and financial performance;

•	current business conditions and projections;

•	our stage of development;

•	the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for common stock;

•	the market performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions.

In order to determine the fair value of our common stock underlying option grants issued, we determined the enterprise value, added net cash, then allocated the equity value to each class of equity securities outstanding (preferred stock, common stock and options).

Inventory and rental asset valuation

Inventory consists of raw materials, certain component parts to be used in manufacturing our products and finished goods. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor, and manufacturing overhead, whereby the standard costs are updated at least quarterly to approximate actual costs using the first-in, first-out (“FIFO”) method and market represents the lower of replacement cost or estimated net realizable value. We record adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items. The business environment in which we operate is subject to changes in technology and customer demand. We review inventory for excess and obsolete products and components at least quarterly, taking into account product life cycle and development plans, product expiration and quality issues, historical experience and our current inventory levels. If actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

Rental assets are valued at standard cost to manufacture or purchase the product, including appropriate labor and overhead. Costs are reviewed at least quarterly to confirm standard costs approximate actual costs using the first-in, first-out (“FIFO”) method. Rental assets are depreciated over the life of the asset, typically 18 months to 60 months. Rental asset disposals or losses are recorded at net book value in cost of revenue.

Accounts receivable and allowance for bad debts, returns, and adjustments

Accounts receivable are customer obligations due under normal sales and rental terms. We perform continuing credit evaluations of the customers’ financial condition and generally do not require collateral. The allowance for doubtful accounts is maintained at a level that, in our opinion, is adequate to absorb potential losses related to account receivables and is based upon our continuous evaluation of the collectability of outstanding balances. Our evaluation takes into consideration such factors as past bad debt experience, economic conditions, and information about specific receivables. Our evaluation also considers the age and composition of the outstanding amount in determining their net realizable values. The allowance is based on estimates and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods that they become known. The allowance is increased by bad debt provisions charged to operating expense and reduced by direct write-offs, net of recoveries. In the event that a third-party payor does not accept the claim for payment, the consumer is ultimately responsible for payment for the products and services.

In general, our allowance for doubtful accounts is higher for our rental revenue compared to our sales revenue. The nature of our rental business necessitates a larger bad debt reserve against billings, as a higher percentage of our billed revenue may never be collected as a result of the failure of some patients to pay their co-insurance and deductible obligations and some billing disputes with payors.

Provision for sales returns applies to direct-to-consumer sales only. We do not allow returns from providers. This reserve is calculated based on actual historical return rates under our 30-day return program and is applied to the current period’s sales revenue for direct to consumer sales. We have experienced a small increase in the historical returns rate during the period, primarily due to increased competition among other providers and resellers and a slight increase in product failures in the relevant periods.

We also record an allowance for rental revenue adjustments and write-offs, which is recorded as a reduction of rental revenue and rental accounts receivable balances. These adjustments and write offs result from contractual adjustments, audit adjustments, or billing not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue to become realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed during the related period.

Included in accounts receivable are earned but unbilled receivables of $1.4 million in December 31, 2013 and $1.0 million at December 31, 2012. Delays in billing can occur between the date revenue is earned and when billing occurs due to delays in receiving the appropriate paperwork for each payor. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability. A portion of revenue and related costs are deferred each month for monthly rental revenue based on the timing of the recurring billing and then recorded as revenue in the subsequent month.

Fair value measurements

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The warrant liability is marked to market each reporting date until the warrants are settled. The fair value of the warrant liability is estimated using a Monte Carlo option pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of the company’s securities to trade in an active market.

Income taxes

We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets including net operating losses and liabilities, based on temporary differences between the book and tax bases of assets and liabilities.

We utilize a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards could be materially impacted.

At December 31, 2013, we had federal net operating loss carryforwards, or NOLs, of approximately $57 million and federal research and experimentation credit carryforwards of approximately $0.5 million, which may be used to reduce future taxable income or offset income taxes due. These NOLs and credit carryforwards expire during the period 2022 through 2032.

Our realization of the benefits of the NOLs and credit carryforwards is dependent on sufficient taxable income in future fiscal years. The utilization of NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. However, we do not believe such limitations will cause our NOL and credit carryforwards to expire unutilized. We do anticipate some of our California NOL’s to expire unutilized and therefore have maintained a valuation allowance of $4.1 million pertaining to those NOL’s.

We recognize interest and penalties on taxes, if any, within operations as income tax expense. No significant interest or penalties were recognized during the periods presented.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2009 for federal and 2009 to 2010 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of NOLs in most jurisdictions, our tax years remain open for examination by taxing authorities back to the inception of the company.

Recent accounting pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

As an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management over our internal control over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are designed and operating effectively, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Internal controls and procedures

In connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, (2) accounting for revenue recognition as it relates to properly recording deferred revenue, estimated earned but unbilled revenue and billing adjustments and (3) accounting for warranty revenue and cost recognition with regard to lifetime warranties.

In response to these material weaknesses in our internal controls for the periods ended 2012 and 2011, we had undertaken in 2013 the following steps to remediate those weaknesses: (1) improved standard documentation requirements for the assessment of critical, significant and judgmental accounting matters and GAAP disclosures and financial reporting issues including revenue recognition; (2) reorganized our finance and accounting department by hiring additional qualified managers and staff for certain key positions in order to enhance oversight, review and control over financial reporting. (3) hired outside consultants with technical skills to assist in the documentation of internal controls and flows procedures. As of December 31, 2013, we believe that these corrective actions, taken as a whole, have assisted in remediating the previous material weaknesses identified.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including certain real estate leases, supply purchase agreements, and directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot by reasonably estimated until a specific claim is asserted thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

Inflation

We experience pricing pressures in the form of continued reductions in reimbursement rates, particularly from governmental payors such as Medicare or Medicaid but also private payors. We can also be impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, especially in contracts where pricing is fixed over a specific period. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $13.5 million as of December 31, 2013, which consisted of highly-liquid investments with an original maturity of three months or less. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of December 31, 2013, the principal and accrued interest outstanding under our term borrowings was $9.9 million. The interest rates on our term borrowings under our revolving credit and term loan agreement are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

To date, our international customer and distributor agreements have been denominated almost exclusively in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2013 and December 31, 2012 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO USA, LLP is our independent registered public accounting firm and they have audited the financial statements for the years ended December 31, 2013 and 2012. Our audit committee previously engaged BDO USA, LLP to audit our financial statements for the year ended December 31, 2011. In July 2013, our audit committee engaged Macias Gini & O’Connell LLP (MGO), solely to audit our financial statements for the year ended December 31, 2011 due to the fact that BDO USA, LLP was not independent with regard to our financial statements for the year ended December 31, 2011. MGO’s report for our financial statements for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period in which MGO served as our independent accountant, there were no disagreements between MGO and us on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MGO, would have caused MGO to make reference to such disagreements in the firm’s reports on our financial statements for such periods. In addition, no reportable events, as defined in Item 304 (a)(1)(v) of Regulation S-K, occurred during our two most recent fiscal years or the interim period preceding MGO’s resignation as our independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K pursuant to Securities Exchange Act of 1934 Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Further, our independent public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Implemented Remediation of Previously Reported Material Weaknesses

In connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, (2) accounting for revenue recognition as it relates to properly recording deferred revenue, estimated earned but unbilled revenue and billing adjustments and (3) accounting for warranty revenue and cost recognition with regard to lifetime warranties.

In response to these material weaknesses in our internal controls for the periods ended 2012 and 2011, we had undertaken in 2013 the following steps to remediate those weaknesses: (1) improved standard documentation requirements for the assessment of critical, significant and judgmental accounting matters and GAAP disclosures and financial reporting issues including revenue recognition; (2) reorganized our finance and accounting department by hiring additional qualified managers and staff for certain key positions in order to enhance oversight, review and control over financial reporting. (3) hired outside consultants with technical skills to assist in the documentation of internal controls and flows procedures. As of December 31, 2013, we believe that these corrective actions, taken as a whole, have assisted in remediating the previous material weaknesses identified.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the remediation of material weaknesses described above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers and directors

Our executive officers and directors, and their ages and positions as of March 1, 2014 are as set forth below:

Name	Age	Position
Raymond Huggenberger	55	President, Chief Executive Officer and Director
Scott Wilkinson	49	Executive Vice President, Sales and Marketing
Alison Bauerlein	32	Executive Vice President, Finance and Chief Financial Officer, Secretary and Treasurer
Matt Scribner	46	Executive Vice President, Operations
Brenton Taylor	32	Executive Vice President, Engineering
Byron Myers	34	Vice President, Marketing
Heath Lukatch, Ph.D.(2)	46	Chairman of the Board
Charles E. Larsen(1)	62	Director
Timothy Petersen(1)(2)	49	Director
Benjamin Anderson-Ray(2)	59	Director
Loren McFarland(1)	55	Director

(1)	Member of our audit committee.
(2)	Member of our compensation, nominating and governance committee.

Executive officers

Raymond Huggenberger has served as our President, Chief Executive Officer and as a member of the board of directors of Inogen since 2008. Prior to joining our company, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, including: President of Marketing for Sunrise’s German subsidiary from 1994 to 1996, President of Sunrise’s German division from 1998 until 2000, President of the European Operating Group from 2000 to 2002, President and Chief Operating Officer from 2002 until 2004, and President of European Operations 2006 to 2007. Mr. Huggenberger also held various management positions with McDermott and Bull Inc., an executive search firm, from 2005 to 2006 and in the healthcare division of TA Triumph Adler AG, a document process management firm, from 1996 to 1998. Mr. Huggenberger currently serves on the board of directors of Wellfount Corporation, a pharmacy services company, and previously served on the board of IYIA Technologies, a healthcare company. Mr. Huggenberger graduated from AKAD University in Rendsburg, Germany in Economics and completed the Advanced Marketing Strategies Program at INSEAD, Fontainebleau, France. The board of directors believes that he is qualified to serve as a director of Inogen because of his deep understanding of our business, operations and strategy.

Scott Wilkinson has served as our Executive Vice President, Sales and Marketing since 2008 and in this role currently oversees Inogen’s global operations in sales, marketing, customer service, product management, and clinical services. Previously, he served as our Director of Product Management from 2005 to 2006 and Vice President, Product Management from 2006 to 2008. From 2000 to 2005, Mr. Wilkinson worked for Invacare Corporation, a designer and manufacturer of oxygen products, as a Group Product Manager and helped launch their $100 million O 2 product line segment. From 1999 to 2000, Mr. Wilkinson served as a Product Line Director with Johnson & Johnson, a healthcare company. From 1988 to 1999, Mr. Wilkinson worked as a Research Scientist, Product Manager, and Project Leader at Kimberly Clark, a consumer products company. Mr. Wilkinson received a Bachelor’s degree in Chemical Engineering from the University of Akron and an MBA from University of Wisconsin, Oshkosh.

Alison Bauerlein is a co-founder of Inogen and has served as our Chief Financial Officer since 2009 and Executive Vice President, Finance since March 2014. Ms Bauerlein previously served as our Vice President, Finance from 2008 until March 2014. Prior to serving in these positions, Ms. Bauerlein also served as Controller with our company from 2001 to 2004 and 2008 to 2009, and Director of Financial Planning and Analysis from 2004 to 2008. Ms. Bauerlein has also served as Corporate Secretary and Corporate Treasurer since 2002. During her time with our company, Ms. Bauerlein has helped the company raise approximately $91 million in venture capital funding. Ms. Bauerlein currently serves on the board of directors of Active Life Scientific, Inc. Ms. Bauerlein received a Bachelor of Arts degree in Economics/Mathematics with high honors from the University of California, Santa Barbara.

Matthew Scribner has served as our Executive Vice President, Operations since March 2014, and previously served as our Vice President, Operations from 2008 until March 2014. Previously, he served as our Director of Supply Chain from 2004 to 2007 and Director of Manufacturing from 2007 to 2008. From 1998 to 2004, Mr. Scribner worked for Computer Motion, a manufacturer of surgical robots that was acquired by Intuitive Surgical, in various executive capacities, including as a Manufacturing Manager and as a Project Manager. From 1989 to 2013, Mr. Scribner also served in the United States Navy as a helicopter pilot, on both active duty and as a reservist. He was mobilized and deployed to Iraq in 2003 to fly in support of Operation Iraqi Freedom. He achieved the rank of Commander and retired from the U.S. Navy in July 2013. Mr. Scribner received a Bachelor of Science degree in Ocean Engineering from the United States Naval Academy. Mr. Scribner also received an MBA from the University of San Diego.

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014. He previously served as our Vice President, Engineering from 2008 until March 2014. Prior to serving in this position, Mr. Taylor served as Director of Technology with our company from 2003 to 2008. Mr. Taylor is listed as an inventor on 20 of the company’s U.S. patents related to portable oxygen concentrator development. Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

Byron Myers is a co-founder of Inogen and has served as our Vice President, Marketing since 2011. In this role, Mr. Myers leads Inogen’s Marketing Department and Direct to Consumer sales channel. Prior to serving in this position, Mr. Myers held various roles with our company, including: Product Manager from 2002 to 2006, Director of Marketing from 2006 to 2007 and 2008 to 2011, International Product Manager during 2007, and Director of International Product Management from 2007 to 2008. Mr. Myers received a Bachelor’s degree in Economics/Mathematics from the University of California, Santa Barbara and an MBA from the Rady School of Management at the University of California, San Diego.

Board of directors

Heath Lukatch, Ph.D. has served as chairman of our board of directors since 2008, and as a director since 2006. Dr. Lukatch is employed as a Partner at Novo Ventures (US) Inc., which provides certain consultancy services to Novo A/S. Dr. Lukatch joined Novo Ventures (US) Inc. in 2006. Prior to joining Novo Ventures (US) Inc., Dr. Lukatch was a Managing Director responsible for biotechnology venture investments at Piper Jaffray Ventures and SightLine Partners, a private equity firm and spin off of Piper Jaffray Ventures, from 2001 to 2006. Prior to joining Piper Jaffray Ventures, Dr. Lukatch worked as a strategy consultant with McKinsey & Company, a consulting firm, from 1997 to 2000. Dr. Lukatch also served as co-founder and chief executive officer of AutoMate Scientific, a biotechnology instrumentation company from 1991 to 1997, and held scientific positions with Chiron Corporation, a biotechnology company, from 1990 to 1991, Roche Bioscience, a healthcare company, from 1996 to 1997, and Cetus Corporation, a biotechnology company, in 1987. He currently serves on the boards of directors of AnaptysBio, Inc., Cianna Medical, Inc., Flexion Therapeutics, Inc., FLAPCo LLC, and Panmira Pharmaceuticals LLC. Dr. Lukatch previously served on the boards of directors of Amira Pharmaceuticals, Elevation Pharmaceuticals, Inc., FoldRx Pharmaceuticals, Inc., InSound Medical, Inc., NeuroTherapeutics Pharma, Inc., Synosia Therapeutics, Inc., and Verax Biomedical, Inc. Dr. Lukatch received his Ph.D. in Neuroscience from Stanford University where he was a DOD USAF Fellow, and his B.A. in

Biochemistry from the University of California at Berkeley. The board of directors believes that he is qualified to serve as a director of Inogen because of his extensive industry experience and experience as a venture capital investor and a board member for several venture-backed healthcare companies.

Charles E. Larsen has served as a member of the board of directors of Inogen since 2006. Mr. Larsen is a co-founder of Accuitive Medical Ventures, a venture capital firm, where he has served as a managing director since 2003. Mr. Larsen also serves as vice chairman of The Innovation Factory, a medical device venture that he co-founded in 1999. Mr. Larsen was co-founder of Novoste Corporation, a medical technology company, in 1992 and held various management positions with the company, including chief operating officer from 1992 until 1997, and then as senior vice president and chief technical officer until 1999. Mr. Larsen co-founded and was vice president and director of Novoste Puerto Rico, Inc. from 1987 to May 1992. From 1983 through 1987, Mr. Larsen was a manager of manufacturing engineering at Cordis Corporation, a healthcare company. Mr. Larsen currently serves as a board member for Acufocus, Inc., CardioFocus, Inc. and Torax Medical, Inc. Previously, Mr. Larsen served on the boards of Novalign Orthopaedics, Inc., and Neovista, Inc. Mr. Larsen received a Bachelor of Science degree in Mechanical Engineering from New Jersey Institute of Technology. The board of directors believes that he is qualified to serve as a director of Inogen because of his extensive industry and leadership experience in the medical industry.

Timothy Petersen has served as a member of the board of directors of Inogen since 2010. He has been a managing director at Arboretum Ventures, a venture capital firm, since 2002. Prior to joining Arboretum, he was the managing director of the Zell Lurie Institute for Entrepreneurial Studies at the University of Michigan from 1999 to 2002. During his tenure at the University of Michigan, he also directed the Wolverine Venture Fund, the Institute’s venture capital fund focusing on early-stage life science and technology investments. Prior to the University of Michigan, Mr. Petersen was a manager in the investment banking practice at Plante Moran Corporate Finance, a professional services and consulting firm, and served as a management consultant at Industrial Economics, Inc., a consulting firm. He currently serves on the boards of Advanced ICU Care, Inc., IntelliCyt Corp., Fidelis SeniorCare, Inc., Tangent Medical Technologies, Inc., My Health Direct, Inc., and CerviLenz, Inc. Previously, Mr. Petersen served on the boards of HealthMedia, Inc. (sold to Johnson & Johnson), KFx Medical Corp., PathCentral, Inc., and Accuri Cytometers, Inc (sold to Becton, Dickinson and Company). Mr. Petersen earned a BA in Economics from Williams College. He also holds an MS in Economics from the University of Wisconsin-Madison, and an MBA from the Ross School of Business at the University of Michigan. The board of directors believes that he is qualified to serve as a director of Inogen because of his extensive experience as an investor and board member for various healthcare companies.

Benjamin Anderson-Ray has served as a member of the board of directors since 2013. He has been a partner and advisor with Trinitas Advisors, a consulting firm, since 2009. Prior to joining Trinitas Advisors, he served as the chief executive officer of three manufacturing companies: Hubbardton Forge, LLC from 2008 to 2009, Chromcraft Revington, Inc. from 2005 to 2008 and Gravograph New Hermes from 2002 to 2004. Prior to that, Mr. Anderson-Ray held various senior leadership roles at Sunrise Medical, a medical equipment manufacturer, including president of the Global Business Group in 2001, president of the Continuing Care Group from 1998 to 2000, and president of the Mobility Products Division from 1996 to 2001. Earlier in his career, Mr. Anderson-Ray held management and marketing roles at GE Lighting, a lighting solutions company, from 1984 to 1993, Black & Decker Home Products, a product manufacturing company, from 1993 to 1994, and Rubbermaid Home Products, a manufacturer and distributor of household items, from 1994 to 1996. He currently serves on the boards of 5i Science, the Episcopal Church Foundation, and the Addison County Economic Development Corporation. Previously, Mr. Anderson-Ray served on the board of Briggs Plant Propagation. Mr. Anderson-Ray has Bachelor’s degrees in Marketing and Horticulture from Michigan State University, an MBA from the University of Michigan, and is a Certified Advisor with The CEO Advantage. The board of directors believes that he is qualified to serve as a director of Inogen because of his leadership experience and his extensive industry experience.

Loren McFarland has served as a member of the board of directors of Inogen since 2013. He has been president and managing member of Santa Barbara Financial Services, LLC since 2008. Prior to founding Santa Barbara Financial Services, he served as the chief financial officer and treasurer of Mentor Corporation, a medical equipment company (now Ethicon, Inc., a Johnson & Johnson company), from 2004 to 2007. Prior to that, Mr. McFarland fulfilled various finance and accounting roles at Mentor from 1985 to 2004. He worked as a certified public accountant and audit supervisor with Touche Ross, an accounting firm, from 1981 to 1985 and served in the North Dakota Army National Guard from 1978 to 1984. He currently serves on the board of Cure Medical, LLC, a privately held manufacturer of disposable urology products, and on the board and executive committee of the MIT Enterprise Forum of the Central Coast. Previously, Mr. McFarland served on the board of directors of Patient Safety Technologies, Inc. (PSTX) as the financial expert on the audit committee and as a member of the compensation committee. Mr. McFarland has a Bachelor’s degree in accounting from the University of North Dakota and an MBA from the University of California, Los Angeles. He completed an ISS Director Certification Program in October 2008 at the University of California, Los Angeles’ Anderson School. The board of directors believes that he is qualified to serve as a director of Inogen because of his leadership experience and his extensive experience in finance and accounting.

There are no family relationships among any of our directors and executive officers.

Board composition and risk oversight

Our board of directors is currently composed of six directors. Five of the six directors that comprise our board of directors are independent within the meaning of the independent director guidelines of the NASDAQ Global Select Market. All of the directors were initially elected to our board of directors pursuant to a voting agreement that terminated automatically by its terms upon the completion of our initial public offering in February 2014. The certificate of incorporation and bylaws currently in effect provide that the number of directors shall be at least one and will be fixed from time to time by resolution of our board of directors.

During 2013, our board of directors met four times.

Our board of directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2015 for the Class I directors, 2016 for the Class II directors and 2017 for the Class III directors.

The Class I directors will be Timothy Petersen and Charles E. Larsen.

The Class II directors will be Loren McFarland and Benjamin Anderson-Ray.

The Class III directors will be Heath Lukatch, Ph.D. and Raymond Huggenberger.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. Our compensation, nominating and corporate governance committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the risks associated with the independence of our board of directors and potential conflicts of interest. Our audit committee is responsible for overseeing the management of our risks relating to accounting matters and financial reporting. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not affected our board of directors’ leadership structure.

Director independence

Our common stock is listed on the NASDAQ Global Select Market. Under the rules of the NASDAQ Global Select Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period after the completion of our initial public offering. In addition, the rules of the NASDAQ Global Select Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation, nominating and governance committee be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Under the rules of the NASDAQ Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of our audit committee, our board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In March of 2014, our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Anderson-Ray, Mr. Larsen, Dr. Lukatch, Mr. McFarland, and Mr. Petersen, representing five of our six directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NASDAQ Global Select Market. Our board of directors also determined that Messrs. McFarland (chairman), Petersen and Larsen, who comprise our audit committee, and Dr. Lukatch (chairman), Mr. Petersen, and Mr. Anderson-Ray, who comprise our compensation, nominating and governance committee, satisfy the independence standards for those committees established by applicable Securities and Exchange Commission, or SEC, rules and the listing standards of the NASDAQ Global Select Market.

In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board committees

Our board of directors has an audit committee and a compensation, nominating and governance committee, each of which has the composition and the responsibilities described below.

Audit committee

The members of our audit committee are Messrs. McFarland, Petersen and Larsen, each of whom is a non-employee member of our board of directors. Our audit committee chairman, Mr. McFarland, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the listing standards of the

NASDAQ Global Select Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee will also:

•	approve the hiring, discharging and compensation of our independent auditors;

•	oversee the work of our independent auditors;

•	approve engagements of the independent auditors to render any audit or permissible non-audit services;

•	review the qualifications, independence and performance of the independent auditors;

•	review our financial statements and our critical accounting policies and estimates;

•	review the adequacy and effectiveness of our internal controls; and

•	review and discuss with management and the independent auditors the results of our annual audit, our annual and quarterly financial statements and our publicly filed reports.

Our audit committee met five times during 2013.

Compensation, nominating and governance committee

The members of our compensation, nominating and governance committee are Dr. Lukatch and Messrs. Petersen and Anderson-Ray. Dr. Lukatch is the chairman of our compensation, nominating and governance committee. Our compensation, nominating and governance committee oversees our compensation policies, plans and benefits programs. Our compensation, nominating and governance committee will also:

•	review and recommend policies relating to compensation and benefits of our officers and employees;

•	review and approve corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers;

•	evaluate the performance of our officers in light of established goals and objectives;

•	recommend compensation of our officers based on its evaluations;

•	administer the issuance of stock options and other awards under our stock plans;

•	evaluate and make recommendations regarding the organization and governance of our board of directors and its committees;

•	evaluate and propose nominees for election to our board of directors;

•	assess the performance of members of our board of directors and make recommendations regarding committee and chair assignments;

•	recommend desired qualifications for board of directors membership and conduct searches for potential members of our board of directors; and

•	review and make recommendations with respect to our corporate governance guidelines.

Our compensation, nominating and governance committee met one time during 2013.

Our board of directors may from time to time establish other committees.

Procedures by which stockholders may recommend nominees to our Board of Directors

On October 11, 2013, our board approved the Compensation, Nominating and Governance Committee Policies and Procedures for Director Candidates which became effective upon our initial public offering and provided the procedures by which stockholders may recommend nominees to our board.

Requirements for stockholder recommendations of a candidate to our Board

Our compensation, nominating and governance committee will consider recommendations for candidates to our board of directors from stockholders of the Company by stockholders that have held, for at least twelve months prior to the date of submission of the recommendation or nomination, at least 1% of the shares of our outstanding common stock. A stockholder that wishes to recommend a candidate for consideration by the committee as a potential candidate for director must direct the recommendation in writing to Inogen, Inc., 326 Bollay Drive, Goleta, California 93117, Attention: Corporate Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board of director membership, including issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like, personal references, and any other information required to be disclosed about the candidate if proxies were to be solicited to elect the candidate as a director pursuant to Regulation 14A of the Exchange Act. Our compensation, nominating and governance committee will consider the recommendation but will not be obligated to take any further actions with respect to the recommendation.

Requirements for stockholder nominations to be brought before an annual meeting

Separately, our bylaws contain specific requirements governing the processes and procedures for stockholders who wish to formally nominate a candidate and ensure that he or she is nominated and eligible for election at an annual meeting of stockholders. Generally, nominations for the election of directors may be made by stockholders who have timely delivered written notice to us at Inogen, Inc., 326 Bollay Drive, Goleta, California 93117, Attention: Corporate Secretary in compliance with the advance notice provisions included in our bylaws. Such notices must contain specified information concerning the nominees such as the nominees’ name, age, residence and business contact information, principal occupation or employment, the class and number of shares beneficially owned by the nominee and any derivative positions held or beneficially held by the nominee, whether any hedging or other transaction or series of transactions have been entered into by the nominee or on his or her behalf with respect to any of our securities and a description of any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares), the effect or intent of which is to mitigate loss to, or to manage the risk or benefit of share price changes for, or to increase or decrease the voting power of the nominee, information regarding any arrangements or understandings between the nominee and the stockholder nominating the nominee or any other persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, a written statement by the nominee acknowledging that the nominee will owe a fiduciary duty to the Company and the stockholders if elected, and any other information required to be disclosed about the nominee if proxies were to be solicited to elect the nominee as a director pursuant to Regulation 14A of the Exchange Act (including without limitation the nominee’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected or re-elected, as the case may be). For a stockholder recommendation to be considered by our compensation, nominating and governance committee as a potential candidate at an annual meeting, written notice of nominations must be received on or before the deadline for receipt of stockholder proposals for such meeting. In the event a stockholder decides to nominate a candidate for director and solicits proxies for such candidate, the stockholder will need to follow the rules set forth by the SEC and in our bylaws.

Except as may be required by rules promulgated by the SEC, it is the current position of the committee that there are no specific qualifications that must be met by any candidate for the board, nor are there specific qualities or skills that are necessary for any candidate for the board to possess. These procedures may be modified at any time as may be determined by the committee.

Director compensation

In 2013, we provided compensation and granted stock option awards to Messrs. Anderson-Ray and McFarland in connection with their appointment to our board of directors. We have not historically paid cash or equity compensation to our non-employee directors who are associated with our principal stockholders for their service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors. The following table sets forth information concerning the compensation paid or accrued for services rendered to us by each of our directors who did not serve as an executive officer in 2013.

Director Compensation

Name	Fees Earned or paid in Cash($)		Option Awards($)(1)		Total($)
Heath Lukatch, Ph.D.	—		—		—
Stephen E. Cooper	—		—		—
William J. Link, Ph.D.	—		—		—
Charles E. Larsen	—		—		—
Timothy Petersen	—		—		—
Benjamin Anderson-Ray	$8,750	(2)	$6,647	(4)	$15,397
Loren McFarland	$13,750	(3)	$8,311	(5)	$22,061

(1)	Represents the aggregate grant date fair value recognized for financial statement reporting purposes for 2013, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See the notes to our audited financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	Cash fees paid for board membership reflect a partial year of service at the amounts discussed in the “Cash compensation” section below.
(3)	Cash fees paid for board and committee service reflect a partial year of service at the amounts discussed in the “Cash compensation” section below.
(4)	As of December 31, 2013, Mr. Anderson-Ray had one option to purchase a total of 1,666 shares of our common stock. The option vests in 12 successive equal monthly installments from October 1, 2013, subject to continued service through each such date. 277 shares of our common stock subject to this option were vested as of December 31, 2013.
(5)	As of December 31, 2013, Mr. McFarland had one option to purchase a total of 2,083 shares of our common stock. The option vests in 12 successive equal monthly installments from October 1, 2013, subject to continued service through each such date. 347 shares of our common stock subject to this option were vested as of December 31, 2013.

In October 2013, our board of directors, after reviewing data provided by our independent compensation consulting firm, Pearl Meyer & Partners, regarding practices at comparable companies, adopted a compensation program for non-employee directors to attract, retain and reward its qualified directors and align the financial interests of the non-employee directors with those of our stockholders. Pursuant to this compensation program, each member of our board of directors who is not our employee will receive the following cash and equity compensation for board services. We also will continue to reimburse our non-employee directors for expenses incurred in connection with attending board and committee meetings.

Cash compensation

Since our initial public offering, all non-employee directors will be entitled to receive the following cash compensation for their services:

$35,000 per year for service as a board member;

$20,000 per year for service as chair of the board;

$20,000 per year for service as chair of the audit committee; and

$15,000 per year for service as chair of the compensation, nominating and governance committee.

All cash payments to non-employee directors will be paid quarterly in arrears.

Equity compensation

Within 90 days of the effective date of our registration statement, we will grant each non-employee director an option to purchase 13,333 shares of our common stock, which will vest in twenty-four equal monthly installments beginning on the first monthly anniversary after the grant date, subject to the non-employee director continuing to provide services to us through any vesting date.

On the date of each annual meeting of stockholders beginning with the first annual meeting following our initial public offering, each non-employee director will be granted a nonstatutory stock option to purchase 6,666 shares of our common stock, which grant will vest in twelve equal monthly installments beginning with the first monthly anniversary after the grant date, but will vest fully on the date of the next annual meeting held after the date of grant if not fully vested on such date, in each case, subject to the non-employee director continuing to be a service provider through each vesting date.

On the date of each annual meeting of stockholders beginning with the first annual meeting following our initial public offering, each non-employee director who serves as chairman of our board of directors or one of its committees will be granted a nonstatutory stock option to purchase: 1,666 shares of our common stock (chairman of the board of directors), 1,666 shares of our common stock (chairman of the audit committee), and/or 1,166 shares of our common stock (chairman of the compensation, nominating and governance committee). Each of these grants will vest in twelve equal monthly installments beginning with the first monthly anniversary after the grant date, but will vest fully on the date of the next annual meeting held after the date of grant if not fully vested on such date, in each case, subject to the non-employee director continuing to be a service provider through each vesting date.

For further information regarding the equity compensation of our non-employee directors, see the section titled “Executive compensation—Employee benefit and stock plans.”

Code of ethics and conduct

We adopted a written code of ethics and conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website at: http://investor.inogen.com/corporate-governance.cfm.

Compensation committee interlocks and insider participation

During the past fiscal year, none of the members of our compensation, nominating and governance committee were an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation, nominating and governance committee.

Limitation of liability and indemnification

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that limit the personal liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation provides that we indemnify our directors to the fullest extent permitted by Delaware law. In addition, our amended and restated bylaws provide that we indemnify our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we shall advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation, amended and restated bylaws, and our indemnification agreements may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty of care. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2013.

ITEM 11. EXECUTIVE COMPENSATION

Summary compensation table

The following table provides information regarding the compensation of our named executive officers during 2013 and 2012, which consist of our principal executive officer and the next two most highly compensated executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	Non—equity incentive plan compensation ($)(5)		All other compensation ($)		Total ($)
Raymond Huggenberger	2013	$346,883	$—	$186,685	$260,163		$10,236	(4)	$803,967
President and Chief Executive Officer	2012	$337,905	$40,000	$28,262	$148,086	(3)	$19,657	(4)	$573,910
Scott Wilkinson	2013	$215,946	$—	$140,044	$113,372		$—		$469,362
Executive Vice President, Sales and Marketing	2012	$205,598	$15,000	$9,209	$45,446	(3)	$—		$275,253
Alison Bauerlein	2013	$203,542	$—	$140,654	$106,860		$—		$451,055
Executive Vice President, Finance and Chief Financial Officer	2012	$176,849	$15,000	$10,730	$39,904	(3)	$—		$242,483

(1)	The amounts reported for 2012 refer to special discretionary bonuses paid in 2013 related to 2012 services.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of stock option awards. These amounts have been computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service—based vesting conditions. For a discussion of valuation assumptions, see the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K
(3)	Represents the amounts earned and payable under the 2012 Bonus Plan, all of which were paid in 2013.
(4)	Amount represents a housing allowance paid to Mr. Huggenberger.
(5)	Amounts for 2013 represent awards earned under our 2013 incentive compensation plan. On March 19, 2014, our compensation committee determined that 150% of our Adjusted EBITDA target of $10.5 million, excluding expenses incurred in connection with our initial public offering, was obtained. This resulted in payments under our 2013 incentive compensation plan of 150% of their target incentive award amount pursuant to the terms of the plan.

Non—equity incentive plan compensation and bonus

2013 non—equity incentive plan payments

For 2013, the target incentive amounts for our named executive officers were the following:

Name and principal position	Target award opportunity ($)	Actual award amount ($)
Raymond Huggenberger	$173,442	$260,163
President and Chief Executive Officer
Scott Wilkinson	75,581	113,372
Executive Vice President, Sales and Marketing
Alison Bauerlein	71,240	106,860
Executive Vice President, Finance and Chief Financial Officer

Our 2013 incentive compensation plan, or 2013 Bonus Plan, provides our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals. For 2013, our corporate-level goals included achieving specified Adjusted EBITDA targets for the year. If our Adjusted EBITDA achievement is at target, each named executive officer would receive 100% of his or her 2013 target award opportunity. Performance above 100% of our Adjusted EBITDA target entitles each named executive officer to an increase to his or her incentive award payment based on the extent of the achievement above target. For our 2013 Bonus Plan, our adjusted EBITDA target was $10.5 million, excluding expenses incurred in connection with our initial public offering.

The 2013 Bonus Plan reached maximum payout for all executive officers of 150% of target and was approved by the Board of Directors on March 19, 2014 for payment April 11, 2014.

2012 discretionary bonus payments

Mr. Huggenberger, Mr. Wilkinson, and Ms. Bauerlein earned a discretionary one-time bonus during 2012 of $40,000, $15,000 and $15,000 respectively. Such bonus was paid in fiscal year 2013.

2012 non-equity incentive plan payments

For 2012, the target incentive amounts and the aggregate annual payments earned by our named executive officers were the following:

Named executive officer	Target award opportunity ($)	Actual award amount ($)
Raymond Huggenberger	$133,600	$148,086
Scott Wilkinson	41,000	45,446
Alison Bauerlein	36,000	39,904

Our 2012 incentive compensation plan, or 2012 Bonus Plan, provides our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals. For 2012, our corporate-level goals included achieving specified EBITDA targets for the year. For 2012, we achieved our corporate goals at a level of approximately 111%. The actual award amounts were calculated by multiplying the target bonus amounts by approximately 111%.

Executive employment agreements

Raymond Huggenberger

We entered into an amended and restated employment agreement with Raymond Huggenberger, our president and chief executive officer, effective October 1, 2013. Following the completion of our initial public offering, Mr. Huggenberger’s base salary increased to $440,000 and his bonus opportunity increased to 60% of his base salary.

Mr. Huggenberger is entitled under his employment agreement to the following severance and change of control benefits upon certain qualifying terminations.

If Mr. Huggenberger’s employment is terminated without “cause” (excluding by reason of death or disability) or he resigns for “good reason” (as such terms are defined in the employment agreement), he will be eligible to receive the following benefits if he timely signs and does not revoke a release of claims:

•	If outside the Change in Control Period, continued payment of his base salary for a period of 24 months (collectively, the “CEO Severance Payments”); and

•	Throughout the period during which he would be able to obtain COBRA coverage, Mr. Huggenberger and his dependents will only be required to pay the portion of the costs of medical benefits as Mr. Huggenberger was required to pay as of the date of his termination, or Mr. Huggenberger will receive taxable monthly payments for the equivalent period in the event the Company determines that the COBRA subsidy could violate applicable law (the “CEO COBRA Benefits”).

The Change in Control Period is the period beginning three months before a change in control, as defined in the employment agreement, and ending 12 months after a change in control.

If during the Change of Control Period, Mr. Huggenberger’s employment is terminated without “cause” (excluding by reason of death or disability) or he resigns for “good reason”, he will be eligible to receive the CEO Severance Payments and CEO COBRA Benefits, however the CEO Severance Payments will continue for a period of 36 months.

In the event any of the amounts provided for under this employment agreement or otherwise payable to Mr. Huggenberger would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, Mr. Huggenberger would be entitled to receive either full payment of benefits under this employment agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to Mr. Huggenberger. The employment agreement does not require us to provide any tax gross-up payments.

Scott Wilkinson and Alison Bauerlein

We entered into an amended and restated employment agreement with each of Scott Wilkinson, our executive vice president, sales and marketing and Alison Bauerlein, our executive vice president, finance and chief financial officer, treasurer and secretary, effective October 1, 2013. Since completing our initial public offering, Mr. Wilkinson’s current base salary is $258,000 and his bonus opportunity is 40% of his base salary, and Ms. Bauerlein’s base salary is $270,000 and her bonus opportunity is 40% of her base salary.

Each of Mr. Wilkinson and Ms. Bauerlein is entitled under their respective employment agreements to the following severance and change of control benefits upon certain qualifying terminations.

If the named executive officer’s employment is terminated without “cause” (excluding by reason of death or disability) or the named executive officer resigns for “good reason” (as such terms are defined in the employment agreement), such named executive officer will be eligible to receive the following benefits if he or she timely signs and does not revoke a release of claims:

•	If outside the Change in Control Period, continued payment of his or her base salary for a period of 12 months (the “NEO Severance Payments”); and

•	Throughout the period during which he would be able to obtain COBRA coverage, the named executive and his or her eligible dependents will only be required to pay the portion of the costs of medical benefits as he or she was required to pay as of the date of his termination, or he or she will receive taxable monthly payments for the equivalent period in the event the Company determines that the COBRA subsidy could violate applicable law, (the “NEO COBRA Benefits”).

If during the Change of Control Period the named executive officer’s employment is terminated without cause (excluding by reason of death or disability) or he or she resigns for good reason, he or she will be eligible to receive the NEO Severance Payments and NEO COBRA Benefits, however the NEO Severance Payments will continue for a period of 24 months.

In the event any of the amounts provided for under an employment agreement or otherwise payable to the named executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the named executive officer would be entitled to receive either full payment of benefits under the employment agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the named executive officer. Neither employment agreement requires us to provide any tax gross-up payments.

Outstanding equity awards at 2013 fiscal year-end

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2013.

						Option awards
	Vesting commencement date	Number of securities underlying unexercised options (#)			Option exercise price ($)	Option expiration date
Name		Exercisable		Unexercisable
Raymond Huggenberger	1/2/08	168,399	(1)	0	2.40	1/17/2018
	2/10/09	56,133	(2)	0	0.60	2/9/2019
	2/24/10	270,449	(3)	0	0.60	2/23/2020
	4/1/12	30,670	(4)	42,939	0.81	3/27/2022
	10/1/13	1,851	(11)	42,590	8.37	10/9/2023
Scott Wilkinson	11/21/05	6,666	(5)	0	8.70	11/20/2015
	1/1/08	25,000	(6)	0	2.40	3/26/2018
	2/10/09	26,666	(7)	0	0.60	2/9/2019
	2/24/10	71,371	(8)	0	0.60	2/23/2020
	2/24/10	14,658	(9)	637	0.60	2/23/2020
	8/1/11	10,311	(10)	7,366	0.75	10/10/2021
	4/1/12	9,993	(4)	13,991	0.81	3/27/2022
	10/1/13	1,389	(11)	31,949	8.37	10/9/2023
Alison Bauerlein	1/1/08	32,798	(6)	0	2.40	3/26/2018
	2/10/09	20,000	(7)	0	0.60	2/9/2019
	2/24/10	93,147	(8)	0	0.60	2/23/2020
	2/24/10	9,760	(9)	425	0.60	2/23/2020
	8/1/11	5,894	(10)	4,211	0.75	10/10/2021
	4/1/12	11,644	(4)	16,302	0.81	3/27/2022
	10/1/13	1,395	(11)	32,088	8.37	10/9/2023

(1)	The option fully vested on January 2, 2012.
(2)	The option fully vested on February 10, 2009.
(3)	The option fully vested on January 24, 2012.
(4)	1/48th of the shares subject to the option vest monthly from April 1, 2012 subject to continued service through each vesting date.
(5)	The option fully vested on November 21, 2009.
(6)	The option fully vested on January 1, 2012.
(7)	The option fully vested on February 10, 2013.
(8)	The option fully vested on August 24, 2012.
(9)	The option vested with respect to 25% of the shares subject to the option on February 24, 2011, and 1/36th of the remaining shares subject to the option vest monthly thereafter subject to continued service through each vesting date.
(10)	1/48th of the shares subject to the option vest monthly from August 1, 2011 subject to continued service through each vesting date.
(11)	1/48th of the shares subject to the option vest monthly from October 1, 2013 subject to continued service through each vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal stockholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 1, 2014, for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 18,147,544 shares of our common stock outstanding as of March 1, 2014. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2014 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Inogen, Inc., 326 Bollay Drive, Goleta, California 93117.

Name of beneficial owner	Shares beneficially owned	%
5% stockholders:
Novo A/S(1)	5,549,321	30.36%
Entities affiliated with Versant Ventures(2)	3,798,950	20.93%
Entities affiliated with Arboretum Ventures(3)	2,185,583	12.04%
Directors and named executive officers:
Raymond Huggenberger(4)	541,640	2.90%
Scott Wilkinson(5)	172,941	*
Alison Bauerlein(6)	204,356	1.11%
Heath Lukatch, Ph.D	—	—
Charles E. Larsen(7)	750,215	4.13%
Timothy Petersen(8)	2,185,583	12.04%
Benjamin Anderson-Ray(9)	833	*
Loren McFarland(10)	4,166	*
All directors and executive officers as a group (13 persons)(11)	4,412,477	22.57%

(*)	Less than one percent.
(1)

Consists of 5,419,450 shares held and 129,871 shares that may be acquired pursuant to the exercise of warrants held by Novo A/S. Novo A/S is a Danish limited liability company. The board of directors of Novo A/S, which consists of Sten Scheibye, Göran Ando, Jørgen Boe, Jeppe Christiansen, Steen Riisgaard and Per Wold-Olsen, has shared investment and voting control with respect to the shares held by Novo A/S and may exercise such control only with the support of a majority of the members of the Novo A/S board of directors. As such, no individual member of the Novo A/S board of directors is deemed to hold any beneficial ownership or reportable pecuniary interest in the shares held by Novo A/S. Dr. Lukatch, a member of our board of directors, is employed as a Partner of Novo Ventures (US) Inc. Dr. Lukatch is not deemed a beneficial owner of, and does not have a reportable pecuniary interest in, the shares held by Novo A/S. The address of Novo A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.
(2)	Consists of (i) 70,121 shares held of record by Versant Affiliates Fund II-A, L.P., a Delaware limited partnership (“VAF II-A”), (ii) 33,013 shares held of record by Versant Side Fund II, L.P., a Delaware limited partnership (“VSF II”), and (iii) 3,695,816 shares held of record by Versant Venture Capital II, L.P., a Delaware limited partnership (“VVC II”). Versant Ventures II, LLC, a Delaware limited liability company (“VV II”) serves as the sole general partner of VAF II-A, VSF II and VVC II own no shares directly. Brian G. Atwood, Samuel D. Colella, Ross A. Jaffe, William J. Link, Ph.D., Donald B. Milder, Rebecca B. Robertson, Bradley J. Bolzon, Charles M. Warden, and Barbara N. Lubash are directors and/or members of VV II and share voting and dispositive power over the shares held by VAF II-A, VSF II and VVC II; however, they disclaim beneficial ownership of the shares held by VAF II-A, VSF II and VVC II except to the extent of their pecuniary interests therein. The address for such entities and persons is c/o Versant Ventures, 3000 Sand Hill Road, Building 4, Suite 210, Menlo Park, California 94025.
(3)	Consists of (i) 1,364,470 shares of common stock held of record by Arboretum Ventures II, L.P., (ii) 319,688 shares of common stock held of record by Arboretum Ventures IIa, L.P., (iii) 300,858 shares of common stock held of record by Arboretum Ventures 1, LLC, all of which are pledged as security for an outstanding credit facility, and (iv) 200,567 shares of common stock held of record by Arboretum Ventures 1-A, LLC, all of which are pledged as security interest for an outstanding credit facility. Arboretum Investment Manager II, LLC (“AIM II”) serves as the general partner of Arboretum Ventures II, L.P. and serves as the sole manager of Arboretum Investment Manager IIa, LLC, which serves as the general partner of Arboretum Ventures IIa, L.P. Jan Garfinkle and Timothy Petersen are the managing members of AIM II and share the power to vote or dispose of these shares and therefore each of the foregoing managing members may be deemed to have voting and investment power with respect to such shares. Arboretum Investment Manager, LLC (“AIM”) serves as the managing member of Arboretum Ventures 1, LLC and Arboretum Ventures 1-A, LLC. Jan Garfinkle and Timothy Petersen are the managing members of AIM and share the power to vote or dispose of these shares and therefore each of the foregoing managing members may be deemed to have voting and investment power with respect to such shares. The address for such entities and persons is c/o Arboretum Ventures, 303 Detroit Street, Suite 301, Ann Arbor, Michigan 48104. Timothy Petersen is a member of our board of directors.
(4)	Includes 4,300 shares held and options to purchase 537,340 shares of common stock that are exercisable within 60 days of March 1, 2014.
(5)	Consists of options to purchase 172,941 shares of common stock that are exercisable within 60 days of March 1, 2014.
(6)	Includes 23,332 shares held and options to purchase 181,024 shares of common stock that are exercisable within 60 days of March 1, 2014.
(7)	Represents 750,215 shares held and AMV Partners I, L.P. (“AMV”). AMV has sole voting and dispositive power over the shares, except that (i) Accuitive Medical Ventures, LLC (“AMV LLC”), the general partner of AMV, may be deemed to have shared power to vote and dispose of these shares and (ii) Thomas Weldon, a managing member of AMV LLC, may be deemed to have shared power to vote and dispose of these shares and Charles E. Larsen, a managing member of AMV LLC, may be deemed to have shared power to vote and dispose of these shares. Each of Mr. Weldon and Mr. Larsen disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest in such shares. AMV’s address is Accuitive Medical Ventures LLC, 2905 Premiere Parkway, Suite 150, Duluth, GA 30097.
(8)	Consists of the shares described in Note (3) above.
(9)	Consists of options to purchase 833 shares of common stock that are exercisable within 60 days of March 1, 2014.
(10)	Includes 3,125 shares held and options to purchase 1,041 shares of common stock that are exercisable within 60 days of March 1, 2014.
(11)	Includes 3,013,219 shares held, and options to purchase 1,399,258 shares of common stock that are exercisable within 60 days of March 1, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2013 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Investors’ Rights Agreement

We are party to an investors’ rights agreement which provides, among other things, that certain holders of our common stock have the right to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing.

Other Transactions

We have entered into separate indemnification agreements with each of our directors and certain of our officers, a form of which was filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on November 27, 2013.

We have entered into employment agreements with certain of our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of employment agreements with our named executive officers, see the section titled “Executive Compensation-Executive employment agreements.”

We have granted stock options to our named executive officers, other executive officers and certain of our directors. See the section titled “Executive Compensation- Outstanding equity awards at 2013 fiscal year-end.”

Related Person Transaction Policy

We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A “related person,” as determined since the beginning of our last fiscal year, is any executive officer, director or nominee to become director, a holder of more than 5% of our common stock, including any immediate family members of such persons. Any related person transaction may only be consummated if approved or ratified by our audit committee in accordance with the policy guidelines set forth below.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our audit committee for review and approval. In considering related person transactions, our audit committee takes into account the relevant available facts and circumstances including, but not limited to whether the terms of such transaction are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In the event a director has an interest in the proposed transaction, the director must recuse himself from the deliberations and approval process.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected BDO USA, LLP (“BDO”) to be the Company’s independent registered public accounting firm for the year ended December 31, 2013.

Audit Fees

The following table sets forth the aggregate fees for audit services provided by BDO for the years ended December 31, 2013 and December 31, 2012:

	2013	2012
Audit fees (1)	$643,000	$134,000
Audit-related fees	$—	$—
Tax	$97,000	$51,000
All other fees	$—	$—
Total fees	$740,000	$185,000

(1)	Audit Fees consist of fees billed or to be billed by BDO for professional services rendered for the audit of the Company’s annual financial statements for 2013 and 2012. Fees for 2013 also include fees associated with the Company’s initial public offering.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

All of the services of BDO for 2013 and 2012 described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information either has been shown in the financial statements or notes thereto, or is not applicable or required under this section.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

(b)	Exhibits

EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14

4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14

4.3	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s 2007 convertible note financing.	S-1	4.3	11/27/13

4.4	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s Series E Preferred Stock Financing.	S-1	4.4	11/27/13

4.5	Form of Warrant to Purchase Series C Convertible Preferred Stock.	S-1	4.5	11/27/13

4.6	Form of Warrant to Purchase Series D Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement dated July 7, 2006.	S-1	4.6	11/27/13

4.7	Form of Warrant to Purchase Series D Convertible Preferred Stock issued in connection with the Registrant’s Note and Warrant Purchase Agreement dated September 1, 2006.	S-1	4.7	11/27/13

4.8	Warrant to Purchase Series D Convertible Preferred Stock, dated September 18, 2006, issued to Venture Lending and Leasing IV, LLC.	S-1	4.8	11/27/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.9	Form of Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.9	11/27/13

4.10	Form of Second Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.10	11/27/13

10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13

10.2	2002 Stock Plan, as amended.	S-1	10.2	11/27/13

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13

10.4	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13

10.5	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13

10.6	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14

10.7	Form Agreements under the 2014 Equity Incentive Plan.	S-1/A	10.7	01/28/14

10.8	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14

10.9	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13

10.10	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13

10.11	Employment Agreement, dated October 1, 2013, between the Registrant and Scott Wilkinson.	S-1/A	10.11	12/23/13

10.12	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13

10.13	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13

10.14	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13

10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14

10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14

10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13

10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13

10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13

10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13

10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13

10.23	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Alison Bauerlein.	S-1/A	10.23	01/28/14

10.24	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Brenton Taylor.	S-1/A	10.24	01/28/14

10.25	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Scott Wilkinson.	S-1/A	10.25	01/28/14

10.26	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Byron Myers.	S-1/A	10.26	01/28/14

10.27	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Matthew Scribner.	S-1/A	10.27	01/28/14

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Macias Gini & O’Connell LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained in the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Inogen, Inc.

Index to financial statements

Contents

Financial statements

Report of independent registered public accounting firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying balance sheets of Inogen, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012 and the related statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inogen, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth within.

/s/ BDO USA, LLP

Los Angeles, California

March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying statements of operations, redeemable convertible preferred stock, stockholders’ deficit and cash flows of Inogen, Inc. (Company) for the year ended December 31, 2011. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended December 31, 2011 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Inogen, Inc. for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Macias Gini & O’Connell LLP

Los Angeles, California

March 31, 2014

Inogen, Inc.

Balance sheets

(amounts in thousands)

	As of December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$13,521	$15,112
Accounts receivable, net of allowances of $3,390 and $2,061 at December 31, 2013 and 2012, respectively	10,231	7,031
Inventories	4,248	4,059
Deferred cost of rental revenue	289	159
Income tax receivable	87	—
Deferred tax asset-current	3,923	—
Prepaid expenses and other current assets	531	309

Total current assets	32,830	26,670

Property and equipment
Rental equipment	37,573	24,863
Manufacturing equipment and tooling	2,551	2,682
Computer equipment and software	2,973	2,290
Furniture and equipment	601	462
Leasehold improvements	887	499
Construction in process	1,093	46

Total property and equipment	45,678	30,842

Less accumulated depreciation	(15,956)	(10,563)

Property and equipment, net	29,722	20,279

Intangible assets, net	215	558
Deferred tax asset—non current	17,865	—
Other assets	1,765	79

Total assets	$82,397	$47,586

See accompanying notes to financial statements.

Inogen, Inc.

Balance sheets (continued)

(amounts in thousands, except share and per share amounts)

	As of December 31,
	2013	2012
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$9,219	$5,980
Accrued payroll	2,898	2,355
Current portion of long-term debt	5,258	3,879
Warranty reserve	809	447
Deferred revenue	1,487	1,094
Income tax payable	—	25
Deferred income taxes, net	—	10

Total current liabilities	19,671	13,790
Long-term liabilities
Preferred stock warrant liability	260	164
Deferred revenue-noncurrent	776	—
Long-term debt, net of current portion	5,391	5,057

Total liabilities	26,098	19,011

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock
Preferred stock, $0.001 par value per share; 10,000,000 and 9,606,450 shares authorized; 9,541,631 and 9,455,730 shares issued and outstanding; liquidation preference of $136,660 and $134,779 at December 31, 2013 and 2012, respectively	118,671	109,345

Stockholders’ deficit
Preferred stock, $0.001 par value per share; 100,000 shares authorized; 66,666 shares issued and outstanding; liquidation preference of $250 at both December 31, 2013 and 2012	247	247
Common stock, $0.001 par value per share; 60,000,000 and 18,333,333 shares authorized; 280,974 and 272,096 shares issued and outstanding at December 31, 2013 and 2012 respectively	1	1
Accumulated deficit	(62,620)	(81,018)

Total stockholders’ deficit	(62,372)	(80,770)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$82,397	$47,586

See accompanying notes to financial statements.

Inogen, Inc.

Statements of operations

(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue
Sales revenue	$43,971	$28,077	$19,076
Rental revenue	30,538	19,872	10,977
Sales of used rental equipment	200	95	46
Other revenue	734	532	535

Total revenue	75,443	48,576	30,634
Cost of revenue
Cost of sales revenue	24,209	17,359	12,127
Cost of rental revenue, including depreciation of $7,132, $4,056, and $2,418, respectively	12,146	7,243	3,783
Cost of used rental equipment sales	97	25	20

Total cost of revenue	36,452	24,627	15,930

Gross profit	38,991	23,949	14,704

Operating expenses
Research and development	2,398	2,262	1,789
Sales and marketing	18,375	12,569	9,014
General and administrative	13,754	8,289	5,623

Total operating expenses	34,527	23,120	16,426

Income (loss) from operations	4,464	829	(1,722)

Other (expense) income
Interest expense	(562)	(493)	(261)
Interest income	12	88	113
Decrease (increase) in fair value of preferred stock warrant liability	(262)	148	(119)
Other income	196	10	—

Total other expense, net	(616)	(247)	(267)

Income (loss) before provision (benefit) for income taxes	3,848	582	(1,989)
Provision (benefit) for income taxes	(21,587)	18	13

Net income (loss)	$25,435	$564	$(2,002)
Less deemed dividend on redeemable convertible preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)

Less preferred rights dividend	(7,165)	—	—
Less undistributed earnings to preferred stock	(10,781)	—	—

Net income (loss) attributable to common stockholders	$211	$(5,217)	$(5,029)
Basic net income (loss) per share attributable to common stockholders	$0.76	$(19.97)	$(20.15)
Diluted net income (loss) per share attributable to common stockholders	$0.68	$(19.97)	$(20.15)
Weighted-average number of shares used in calculating income (loss) per share attributable to common stockholders—basic common	276,535	261,268	249,519
Weighted-average number of shares used in calculating income (loss) per share attributable to common stockholders—diluted common	2,008,156	261,268	249,519

See accompanying notes to financial statements.

Inogen, Inc.

Statements of redeemable convertible preferred stock

(amounts in thousands, except share amounts)

	Series B redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Series E redeemable convertible preferred stock		Series F redeemable convertible preferred stock		Series G redeemable convertible preferred stock		Total redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	423,082	$5,026	341,294	$6,000	1,487,225	$32,571	1,634,874	$25,573	2,701,957	$10,877	—	$—	$80,047
Warrants exercised	—	—	2,554	48	—	—	—	—	—	—	—	—	48
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	1,352	—	1,675	—	—	3,027

Balance, December 31, 2011	423,082	5,026	343,848	6,048	1,487,225	32,571	1,634,874	26,925	2,701,957	12,552	—	—	83,122
Accretion of Series G financing costs	—	—	—	—	—	—	—	—	—	—	—	55	55
Warrants exercised	2,429	30	22,055	412	—	—	—	—	—	—	—	—	442
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	1,119	—	1,503	—	3,159	5,781

Balance, December 31, 2012	425,511	5,056	365,903	6,460	1,487,225	32,571	1,634,874	28,044	2,701,957	14,055	2,840,260	23,159	109,345
Warrants exercised	—	—	—	—	85,901	2,048	—	—	—	—	—	—	2,048
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	1,086	—	1,565	—	4,627	7,278

Balance, December 31, 2013	425,511	$5,056	365,903	$6,460	1,573,126	$34,619	1,634,874	$29,130	2,701,957	$15,620	2,840,260	$27,786	$118,671

See accompanying notes to financial statements.

Inogen, Inc.

Statements of stockholders’ deficit

(amounts in thousands, except share amounts)

	Series A convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	66,666	$247	248,597	$1	$—	$(70,930)	$(70,682)
Stock-based compensation	—	—	—	—	144	—	144
Stock options exercised	—	—	1,843	—	1	—	1
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(145)	(2,882)	(3,027)
Net income	—	—	—	—	—	(2,002)	(2,002)

Balance, December 31, 2011	66,666	247	250,440	1	—	(75,814)	(75,566)
Stock-based compensation	—	—	—	—	60	—	60
Stock options exercised	—	—	4,270	—	3	—	3
Warrants exercised—common	—	—	17,386	—	5	—	5
Accretion of Series G financing costs	—	—	—	—	—	(55)	(55)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(68)	(5,713)	(5,781)
Net income	—	—	—	—	—	564	564

Balance, December 31, 2012	66,666	247	272,096	1	—	(81,018)	(80,770)
Stock-based compensation	—	—	—	—	230	—	230
Stock options exercised	—	—	8,878	—	10	—	10
Warrants exercised—preferred	—	—	—	—	1	—	1
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(241)	(7,037)	(7,278)
Net income	—	—	—	—	—	25,435	25,435

Balance, December 31, 2013	66,666	$247	280,974	$1	$—	$(62,620)	$(62,372)

See accompanying notes to financial statements.

Inogen, Inc.

Statements of cash flows

(amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$25,435	$564	$(2,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,544	4,984	3,198
Loss of rental units and other fixed assets	321	263	83
Provision for sales returns	1,770	627	514
Provision for doubtful accounts and adjustments	2,045	1,071	1,016
Provision for rental revenue adjustments	6,613	3,102	1,968
Provision for inventory obsolescence	78	42	19
Stock-based compensation expense	230	60	144
Increase (decrease) in fair value of preferred stock warrant liability	262	(148)	119
Deferred tax assets	(21,788)	—	—
Changes in operating assets and liabilities
Accounts receivable	(13,628)	(7,462)	(4,057)
Inventories	(267)	(2,436)	109
Deferred costs of rental revenue expenses	(130)	(89)	(10)
Prepaid expenses and other current assets	(120)	124	(181)
Accounts payable and accrued expenses	2,150	1,705	340
Accrued payroll	543	893	333
Warranty reserve	362	197	—
Deferred revenue	1,169	500	253
Income tax receivable	(87)	—	—
Income tax payable	(25)	4	11
Deferred tax liabilities	(10)	3	2

Net cash provided by operating activities	13,467	4,004	1,859

Cash flows from investing activities
Investment in intangible assets	(37)	(63)	(161)
Production of rental equipment	(15,075)	(10,361)	(7,890)
Purchases of property and equipment	(3,030)	(2,024)	(909)
(Refund) reimbursement of deposit	—	(27)	42

Net cash used in investing activities	(18,142)	(12,475)	(8,918)

See accompanying notes to financial statements.

Inogen, Inc.

Statements of cash flows (continued)

(amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from financing activities
Net proceeds from issuance of Series G redeemable convertible preferred stock	—	19,945	—
Proceeds from redeemable convertible preferred stock warrants exercised	1,883	417	46
Proceeds from common stock warrants exercised	—	5	—
Payments made associated with initial public offering	(597)	—	—
Proceeds from stock options exercised	10	3	1
Repayments of debt from investment in intangible assets	(212)	(213)	(213)
Proceeds from borrowings	6,000	6,000	6,000
Repayment of borrowings	(4,000)	(6,480)	(658)

Net cash provided by financing activities	3,084	19,677	5,176

Net increase (decrease) in cash and cash equivalents	(1,591)	11,206	(1,883)
Cash and cash equivalents, beginning of year	15,112	3,906	5,789

Cash and cash equivalents, end of year	$13,521	$15,112	$3,906

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$552	$462	$258
Cash paid during the year for income taxes	311	37	16
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	$7,278	$5,781	$3,027
Acquisition of intangible asset with note payable	—	—	650
Accrued costs associated with initial public offering	1,089	—	—

See accompanying notes to financial statements.

Inogen, Inc.

Notes to financial statements

(amounts in thousands, except share and per share amounts)

1. Nature of business

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that develops, manufactures and markets innovative portable oxygen concentrators used for supplemental long-term oxygen therapy by patients with chronic obstructive pulmonary disease, or COPD, and other chronic respiratory conditions. Our proprietary Inogen One systems are designed to address the quality-of-life and other shortcomings of the traditional oxygen therapy model, which we call the delivery model. Traditionally, oxygen therapy patients have relied upon stationary oxygen concentrator systems in the home in conjunction with regular deliveries of oxygen tanks or cylinders for ambulatory, or mobile, use, limiting their mobility and requiring them to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Our Inogen One systems concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere in devices weighing approximately five to seven pounds. Our products eliminate the need for oxygen deliveries, as well as regular use of a stationary concentrator, thereby improving patient quality-of-life and fostering patient mobility.

2. Summary of significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in preparing these financial statements include accounts receivable reserves, inventory reserves, warranty reserves, warrant liability, stock-based compensation expense and income tax provision. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Sales revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue comes from service contracts, extended warranty contracts and freight revenue for product shipments.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is recognized upon shipment of the product. Provisions for estimated returns and discounts are made at the time of shipment. Provisions for standard warranty obligations, which are included in cost of sales revenue, are also provided for at the time of shipment.

Rental revenue

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company has accrued $809 and $447 to provide for future warranty costs at December 31, 2013 and 2012, respectively.

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840 — Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, the Company has not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although product was delivered and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in income on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period are reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable amounts; transfers to secondary insurances / patient responsibility have no net effect on revenue. Rental revenue is earned for that month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition/death after that date.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not billed. The estimate of unbilled rental revenue accrual is based on historical trends and estimates of future collectability.

Sales of used rental equipment

Revenue from the sales of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

Other revenue

Revenue from the sales of the Company’s services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. The Company offers extended service contracts on its Inogen One concentrator line for periods ranging from 12 to 24 months after the end of the

Other revenue (continued)

standard warranty period. Revenue from these extended service contracts is recognized in income on a straight-line basis over the contract period.

The Company also offers a lifetime warranty for direct-to-consumer sales. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen equipment by the Company, and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of ASC 605-25.

There are two deliverables when product that includes a lifetime warranty is sold. The first deliverable is the oxygen concentrator equipment which comes with a standard warranty of three years. The second deliverable is the life time warranty that provides for a functional oxygen concentrator for the remaining lifetime of the patient. These two deliverables qualify as separate units of accounting.

The revenue is allocated to the two deliverables on a relative selling price method. The Company has vendor-specific objective evidence of selling price for the equipment. To determine the selling price of the lifetime warranty, the company uses its best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor selling price is available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, the company estimates that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, the company estimates on average all patients will succumb to their disease within five years. The Company has taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

After applying the relative selling price method, revenue from equipment sales is recognized when all other revenue recognition criteria for product sales are met. Lifetime warranty revenue is recognized using the straight-line method during the fourth and fifth year after the delivery of the equipment which is the estimated usage period of the contract based on the average patient life expectancy.

Shipping and handling

Shipping and handling costs for sold products and rental assets, shipped to the Company’s customers are included on the statements of operations as part of cost of sales revenue and cost of rental revenue, respectively. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $772 and $3,149 respectively, for the year ended December 31, 2013. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $639 and $1,922, respectively, for the year ended December 31, 2012. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $388 and $978 respectively, for the year ended December 31, 2011. Income from shipping and handling fees charged to its customers is included in other revenue on the statements of operations. The Company earned $376, $214 and $164 from shipping and handling fees for the years ended December 31, 2013, 2012 and 2011 respectively.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, debt and warrants. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair values based on the short-term nature of these financial instruments.

Fair value of financial instruments (continued)

The fair value of the Company’s debt approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. Imputed interest associated with the Company’s non-interest bearing debt is insignificant.

The fair value of the Company’s preferred stock warrant liability is estimated using a Monte Carlo valuation model.

Fair value accounting

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Level inputs, as defined by ASC 820, are as follows:

Level input	Input definition

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2013 for the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability	$—	$—	$260	$260

Total liabilities	$—	$—	$260	$260

The following table summarizes fair value measurements by level at December 31, 2012 for the liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability	$—	$—	$164	$164

Total liabilities	$—	$—	$164	$164

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein, for the year ended December 31, 2013 and 2012:

Warrant liability
Balance as of December 31, 2011	$337
Fair value of preferred stock warrants exercised	(25)
Change in fair value	(148)

Balance as of December 31, 2012	164
Fair value of preferred stock warrants exercised	(166)
Change in fair value	262

Balance as of December 31, 2013	$260

Fair value accounting (continued)

The preferred stock warrant liability is marked to market each reporting date until the warrants are settled. The fair value of the preferred stock warrant liability is estimated using a Monte Carlo valuation model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of the Company’s shares to trade in an active market.

Cash and cash equivalents

Cash equivalents are recorded at cost, which approximates market value. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable and allowance for bad debts, returns, and adjustments

Accounts receivable are customer obligations due under normal sales and rental terms. The Company performs continuing credit evaluations of the customers’ financial condition and generally does not require collateral. The allowance for doubtful accounts is maintained at a level that, in management’s opinion, is adequate to absorb potential losses related to account receivables and is based upon the Company’s continuous evaluation of the collectability of outstanding balances. Management’s evaluation takes into consideration such factors as past bad debt experience, economic conditions and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their net realizable value. The allowance is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods that they become known. The allowance is increased by bad debt provisions charged to bad debt expense in operating expense and reduced by direct write-offs, net of recoveries.

Provision for sales returns applies to direct to consumer sales only. The Company does not allow returns from providers. This reserve is calculated based on actual historical return rates under our 30-day return program and is applied to the current period’s sales revenue for direct to consumer sales.

The Company also records an allowance for rental revenue adjustments and write-offs, which is recorded as a reduction of rental revenue and rental accounts receivable balances. These adjustments and write offs result from contractual adjustments, audit adjustments, untimely claims filings or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue to become realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed during the related period.

When recording the allowance for doubtful accounts, the bad debt expense account (general & administrative expense account) is charged, when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged, and when recording the allowance for adjustments, the rental revenue adjustments account (contra rental revenue account) is charged.

At December 31, 2013 and 2012, included in accounts receivable on the balance sheets are earned but unbilled receivables of $1.4 million and $1.0 million, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents and short-term investments to date.

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of our total revenue for 2013 and 2011. In 2012 one customer accounted for 12% of our total revenue.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 58%, 66% and 72% of rental revenue in 2013, 2012 and 2011, respectively, and based on total revenue were 24%, 27% and 26% for 2013, 2012 and 2011, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $2,560 or 25% of total accounts receivable at December 31, 2013, $3,043 or 33% of total accounts receivable at December 31, 2012 and $1,832 or 29% of total accounts receivable at December 31, 2011.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors that accounted for 17%, 15%, and 8%, respectively, of total raw material purchases in 2013. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. Accounts payable balances for the three major vendors were $1,268, $666, and $460, respectively, or 18%, 10%, and 7%, respectively, of total accounts payable at December 31, 2013.

For 2012, the Company’s three major vendors accounted for 19%, 14%, and 8%, respectively, of total raw material purchases. Accounts payable balances for the three major vendors were $598, $509, and $618, respectively, or 15%, 12%, and 15%, respectively, of total accounts payable at December 31, 2012.

For 2011, the Company’s three major vendors accounted for 17%, 15% and 12% respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
U.S. revenue	$58,677	$35,538	$22,705
Non-U.S. revenue	16,766	13,038	7,929

	$75,443	$48,576	$30,634

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first out (FIFO) method and market represents the lower of replacement cost or estimated net realizable value. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. Inventories consist of the following:

	December 31,
	2013	2012
Raw materials and work-in-progress	$3,783	$3,744
Finished goods	565	413
Less: reserves	(100)	(98)

	$4,248	$4,059

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets estimated useful lives as follows:

Rental equipment	1.5-5 years
Manufacturing equipment and tooling	5 years
Computer equipment and software	3 years
Furniture and equipment	3-5 years
Leasehold improvements	Shorter of 3-10 years or life of underlying lease

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue in the statements of operations. Repair and maintenance expense, including both labor and parts, for rental equipment was $1,020 and $392 for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the years ended December 31, 2013, 2012 and 2011, respectively.

	2013	2012	2011
Rental equipment	$7,132	$4,056	$2,418
Other property and equipment	1,209	630	500

	$8,341	$4,686	$2,918

Accumulated depreciation related to property and equipment and rental equipment is summarized below for the years ended December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
Rental equipment	$12,545	$7,473
Other property and equipment	3,411	3,090

	$15,956	$10,563

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the years ended December 31, 2013 and 2012.

Deferred rent

The Company’s operating leases for its office facilities in California and Texas include a rent abatement period and scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs, which approximated $2,840, $2,503 and $1,800 during the years ended December 31, 2013, 2012 and 2011, respectively, are expensed as incurred, excluding the production costs of direct response commercials. Advertising costs are included in sales and marketing expense in the accompanying statements of operations.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties on taxes, if any, within operations as income tax expense. No significant interest or penalties were recognized during the periods presented.

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2010 for federal and 2009 to 2010 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Share–based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

As part of the provisions of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Business segments

The Company operates in only one business segment-manufacturing and marketing of oxygen concentrators.

Stock Split

On November 11, 2013, the Company’s Board of Directors and stockholders approved a 3:1 reverse stock split. This became effective as of November 12, 2013 and the effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Reclassifications

Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on previously reported financial position, results of operations, or cash flows.

Earnings per share

Earnings per share, or EPS, is computed in accordance with ASC 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. Further, as the Company’s preferred stockholders have the right to participate in any dividend declared on the Company’s common stock, basic and diluted EPS are potentially subject to computation using the two-class method, under which the Company’s undistributed earnings are allocated amongst the common and preferred shareholders. However, as the company recorded a net loss attributable to common stockholders for the years ended December 31, 2012 and 2011, presentation of EPS using the two class method was not necessary. The Company had net income for the year ended December 31, 2013, and has presented EPS using the two class method.

As further discussed in Note 11, on February 20, 2014, the Company completed an initial public offering of 4,411,763 shares of common stock at a price of $16.00 per share. The Company sold 3,529,411 shares of common stock and certain stockholders sold 882,352 shares of common stock. As of March 7, 2014 the underwriters elected to purchase 99,550 additional shares of common stock at the initial public offering price. All preferred stock outstanding as of the IPO automatically converted into 14,259,647 shares of common stock. This IPO transaction has materially altered the number of common shares outstanding at the time of issuance of these financial statements.

Earnings per share (continued)

The computation of EPS is as follows:

Years ended December 31,	2013	2012	2011
Numerator—basic and diluted:
Net income (loss)	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)
Less preferred rights dividend	(7,165)	—	—
Less: undistributed earnings to preferred stock	(10,781)	—	—

Net income (loss) attributable to common stockholders	$211	$(5,217)	$(5,029)

Numerator—diluted
Net income (loss)	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(7,278)	(5,781)	(3,027)

Net income (loss) after deemed dividend	18,157	(5,217)	(5,029)
Less preferred rights dividend	(7,165)	—	—
Less: undistributed earnings to preferred stock	(9,625)	—	—

	$1,367	$(5,217)	$(5,029)

Denominator:
Weighted-average common shares—basic common stock	276,535	261,268	249,519
Weighted-average common shares—diluted common stock	2,008,156	261,268	249,519
Net income (loss) per share—basic common stock	$0.76	$(19.97)	$(20.15)
Net income per share—diluted common stock	$0.68	$—	$—
Shares excluded from diluted income (loss)
Common stock warrants		233,611	250,997
Preferred convertible stock		14,057,509	10,899,820
Stock options		1,646,223	1,425,624

Shares excluded from diluted income (loss)		15,937,343	12,576,441

The computations of diluted net income applicable to common shareholders exclude redeemable convertible preferred stock, warrants and common stock options which were anti-dilutive for the periods ended December 31, 2012 and December 31, 2011, respectively.

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC (Comfort Life). The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of December 31, 2013 and 2012, there were no impairments recorded related to this intangible asset.

On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved.

During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long term liability due

3. Intangible assets (continued)

to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. As of December 31, 2013 and 2012, there were no impairments recorded related to these intangible assets. The Company in 2013 calculated imputed interest on these patents and associated debt over the term of the contractual agreement, and reduced the underlying asset, debt by $177. The company recalculated interest and amortization of the period based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired company that allowed them to operate in the state of Tennessee as well as assets of the company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of December 31, 2013 and 2012, there were no impairments recorded related to this intangible asset.

On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.

The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the year ended December 31, 2011, the Company paid $95 for its G2 commercial and during the year ended December 31, 2012, the Company paid $63 for its G3 commercial.

Amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $203 and $298 and $280, respectively.

	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
December 31, 2013
Licenses	10.0	$185	$63	$122
Patents	5.0	723	662	61
Commercial	2.0	73	41	32

Total		$981	$766	$215

	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
December 31, 2012
Licenses	10.0	$158	$46	$112
Patents	5.0	900	509	391
Commercial	2.0	63	8	55

Total		$1,121	$563	$558

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

Intangible amortization
Years ending December 31,
2014	$110
2015	22
2016	18
2017	19
2018	18
Thereafter	28

$215

4. Long-term debt

Amended and restated credit and term loan agreement

As of September 30, 2012, the Company had a credit and term loan facility that provided borrowings of up to $12,000, secured by substantially all of the Company’s assets. This is comprised of a term loan facility for rental assets amounting to $3,000 (Term Loan), an additional term loan facility for rental assets amounting up to $8,000 (New Term Loan) and an accounts receivable revolving line of credit amounting up to $1,000 based on 80% of eligible accounts receivable, as defined (AR Revolver).

On October 12, 2012, the Company entered into an amended and restated credit and term loan agreement with its current lenders whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. The Company did not incur or defer any financing cost directly related to the credit and term loan agreement. In the event that the Company enters into an acquisition or IPO during the term of this facility, lenders shall receive a fee equal to 1% of the facility amount, or approximately $120.

The amended and restated credit and term loan agreement with the Company’s current lenders provides for new borrowings of up to $12,000, secured by substantially all of the Company’s assets. The amended and restated credit and term loan agreement provides for the existing term loan facility for rental assets amounting to up to $3,000 (Term Loan A), a term loan facility for rental assets amounting to up to $8,000 (Term Loan B), a new term loan facility for rental assets amounting to up to $12,000 (Term Loan C), and an accounts receivable revolving line of credit amounting to up to $1,000 based on 80% of eligible accounts receivable, as defined (AR Revolver).

Payments of interest for all the Term Loans are generally payable monthly. Payment of principal is payable monthly. Each term loan bears interest at the Base Rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B, and C are 1.25%, 2.5% and 2.25%, respectively.

The Term Loan A facility of $3,000 is presented net of principal payments that began in May 2011. The net balances of this term loan facility were $417 and $1,417 as of December 31, 2013 and 2012, respectively.

The Term Loan B facility for $8,000 is presented net of principal payments that began in May 2012. The net balances of this term loan facility were $3,778 and $6,444 as of December 31, 2013 and 2012, respectively.

The Term Loan C facility for $12,000 is presented net of principal payments that began November, 2013. The net balances were $5,666 and $0 as of December 31, 2013 and 2012, respectively. Payment of principal is payable monthly over a period of 36 months starting November 2013.

There were no borrowings under the AR Revolver as of and during the year ended December 31, 2013. The AR Revolver expired on October 13, 2013, and was not renewed by the Company.

The interest rates were 4.5% for Term Loan A, 5.75% for Term Loan B, and 5.5% for Term Loan C at December 31, 2013 and 2012.

4. Long-term debt (continued)

As of December 31, 2013, the Company was in compliance with all covenants of the amended and restated credit and term loan agreement.

	As of December 31,
	2013	2012
Term loan A, bearing interest at Base Rate, monthly payments of $83 beginning May 2011 through April 2014	$417	$1,417
Term loan B, bearing interest at Base Rate, monthly payments of $222 beginning May 2012 through April 2015	3,778	6,444
Term loan C bearing interest at Base Rate, monthly payments of $167 beginning November 2013 through October 2016	5,666	—
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	788	1,075

Subtotal	10,649	8,936
Less: current maturities	(5,258)	(3,879)

Long-term debt, net of current portion	$5,391	$5,057

As of December 31, 2013, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

Years ending December 31,
2014	$5,258
2015	3,410
2016	1,981

Total	$10,649

5. Income taxes

The provision for income taxes consists of the following:

Years ended December 31,	2013	2012	2011
Current tax expense
Federal	$(42)	$—	$—
State	(169)	(15)	(11)

Total current tax expense	(211)	(15)	(11)

Deferred tax benefit (expense)
Federal	(798)	523	676
State	(313)	88	132

Total deferred tax benefit (expense)	(1,111)	611	808
Plus (less): valuation allowance	22,909	(614)	(810)

Total deferred tax benefit (expense), net	21,798	(3)	(2)

Income tax benefit (expense)	$21,587	$(18)	$(13)

5. Income taxes (continued)

The components of deferred tax assets and liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred tax assets (liabilities)
Net operating losses	$25,233	$27,100
Accrued expenses	2,686	1,131
Valuation allowance	(4,122)	(27,031)

	23,797	1,200

Deferred tax liabilities
Property, plant, and equipment	(1,643)	(225)
Other	(366)	(985)

	(2,009)	(1,210)

Net deferred tax assets (liabilities)	$21,788	$(10)

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the last three years is as follows:

Years ended December 31,	2013	2012	2011
U.S. Statutory rate	34.00%	34.00%	34.00%
State income taxes (net of federal benefit)	5.48	4.53	1.17
Nondeductible expenses	2.54	(2.77)	(1.21)
Remeasured deferred for state rate change	(8.25)	(137.26)	(15.12)
Change in valuation allowance	(595.34)	105.55	(6.47)
Other	0.58	(1.02)	(13.02)

Effective income tax rate	(560.99)%	3.03%	(0.65)%

The Company is a C-Corporation for both Federal and State income tax purposes.

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2010 for federal and 2009 to 2010 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Income tax benefit was $21,587 for the year ended December 31, 2013 compared to income tax provision of $18 for the year ended December 31, 2012. Due to overall cumulative losses incurred over the years, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2012. As of December 31, 2013 the Company evaluated the current facts and circumstances and concluded that the negative evidence that existed as of December 31, 2012, no longer existed. Accordingly, the Company relied on positive evidence, which included cumulative income in the trailing three years and a forecast of taxable income sufficient to utilize its deferred tax assets including net operating loss carryforwards. During 2013, the Company determined that it was appropriate to release $22,909 of the valuation allowance at December 31, 2013. The only valuation allowance remaining is $4,122 related to California net operating losses that will likely expire unutilized. This reversal is a one-time benefit to the financial statements and the Company will begin recognizing a tax provision on its pre-tax income prospectively.

As of December 31, 2013, the Company had $56,701 and $54,940 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2022 and 2013 for federal and state purposes, respectively, if not utilized.

5. Income taxes (continued)

As of December 31, 2012, the Company had $62,020 and $92,523 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2022 and 2013 for federal and state purposes, respectively, if not utilized.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Accounting Standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At December 31, 2013 and 2012, the total unrecognized tax benefits were $306 and $0, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income tax expense. No significant interest or penalties were recognized during the periods presented.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	As of December 31,
	2013	2012
Reconciliation of liability for unrecognized tax benefits
Balance at beginning of period	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	306	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at end of period	$306	$—

We do not expect a material increase or decrease in unrecognized tax benefits over the next 12 months.

6. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through December 2019. At December 31, 2013, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

Year ending December 31,
2014	$816
2015	718
2016	331
2017	329
2018	312
Thereafter	312

$2,818

Rent expense of $910, $806 and $628 was included in the accompanying statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

6. Commitments and contingencies (continued)

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the year ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Product warranty liability at beginning of year	$447	$250
Accruals for warranties issued	533	383
Adjustments related to preexisting warranties (including changes in estimates)	322	134
Settlements made (in cash or in kind)	(493)	(320)

Product warranty liability at end of year	$809	$447

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has continued with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.

The Company believes that it is in compliance with fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Health Insurance Portability and Accountability Act (HIPAA) assures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act) imposes notification requirements of certain security breaches relating to protected health information. The Company may be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations.

Amended & Restated Employment agreements

On October 1, 2013, the Company entered into an Employment Agreement with the Chief Executive Officer (CEO) including considerations for salary, bonus awards, and severance and change of control benefits upon certain qualifying terminations up to period of thirty-six months.

On October 1, 2013, the Company has entered into employment agreements with certain key employees including considerations for salary, bonus awards, and severance and change of control benefits upon certain qualifying terminations up to period of twenty-four months.

Legal proceedings

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. We alleged in the Lawsuit

Legal proceedings (continued)

that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorney fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. We denied the allegations in the Defendant’s counterclaims. We have filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed a request with the U.S. Patent and Trademark Office seeking an inter parties reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Lawsuit pending outcome of the reexamination and also granted our motion to dismiss the Defendant’s inequitable conduct counterclaim.

The Company is party to various other legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

7. Convertible preferred stock

A summary of the terms of the various types of redeemable convertible preferred stock at December 31, 2013 is as follows:

Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	365,903	1,573,126	1,634,874	2,701,957	2,840,260	9,541,631
Par value	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Conversion rate	1.45108	1.73014	1.87951	2.69244	1.0000	1.0000
Liquidation preference per share	11.880	17.580	21.900	19.224	7.140	14.083
Dividend rate	5%	8%	8%	8%	8%	8%
			July 2005 to	October 2007 to	February 2010 to	March
Issue date	July 2003	June 2004	July 2007	February 2009	June 2010	2012
Redemption date	January 1, 2016	January 1, 2016	January 1, 2016	January 1, 2016	January 1, 2016	January 1, 2016

A summary of the terms of non-redeemable convertible preferred stock at December 31, 2013 is as follows:

Series	A
Shares authorized	100,000
Share issued	66,666
Par value	$0.001
Conversion rate	1.01706
Liquidation preference per share	3.750
Dividend rate	5%
Issue date	May 2002

7. Convertible preferred stock (continued)

Dividends

Series G preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on all existing series of preferred stock and common stock at the rate of 8% of its original issue price. Subject to the prior rights of the holders of Series G preferred stock, Series F preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on all existing series of preferred stock and common stock at the rate of 8% of its original issue price.

Subject to the prior rights of the holders of Series G and F preferred stock, the Series E preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A, B, C, and D preferred stock and common stock at the rate of 8% of its original issue price.

Subject to the prior rights of the holders of Series G, F, and E preferred stock, the Series D preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A, B and C preferred stock and common stock at the rate of 8% of its original issue price.

Subject to the prior rights of the holders of Series G, F, E and D preferred stocks, the Series C preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A and B preferred stock and common stock at the rate of 8% of its original issue price. Subject to the prior rights of the holders of Series G, F, E, D and C preferred stocks, the Series A and B preferred stockholders are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on common stock at the rate of 5% of its original issue price. Dividends are only payable when, as and if declared and are not cumulative for all series. There were no dividends declared during the years ended December 31, 2013 and 2012.

Liquidation preferences

In the event of any liquidation, including deemed liquidation (as defined in the Company’s Certificate of Incorporation), dissolution or winding up of the Company, the holders of Series G, F and E preferred stock are entitled to be paid out an amount per share of Series G, F and E preferred stock equal to two times the original Series G, F and E issue price, respectively, plus any declared but unpaid dividends before any amounts are paid to both holders of common stock and any other series of preferred stock. All other series of preferred stock are redeemed at their original issue price plus any declared, but unpaid dividends.

After preferential liquidation proceeds are paid or set aside for payment to all Series of preferred stock, the remaining assets and funds of the Company available for distribution to stockholders are distributable ratably among the holders of common and preferred stock on an as-converted to common stock basis.

Conversion

All series of preferred stock may be converted at any time after issuance, at the option of the holder, into shares of common stock as is determined by dividing the applicable issue price by the applicable conversion price of each as defined in the Company’s Certificate of Incorporation. The conversion rate for all series will initially be one for one, subject to anti-dilution and other customary adjustments (see “Anti-dilution” below).

Each share of preferred stock will automatically convert into common stock, at the then applicable conversion rate, upon (i) the election of both the holders of a majority of the then-outstanding Series F preferred stock and Series G preferred stock, voting together as a single class provided, or (ii) the closing of an underwritten initial public offering of the Company’s common stock pursuant to a registration statement under the Securities Act of 1933, as amended with aggregate proceeds of at least $40 million at an offering price of at least $17.85 per share (as adjusted for stock splits, stock dividends, recapitalizations, etc.). If the Series G preferred shares are converted to common stock in connection with an initial public offering in which shares are sold to the public at a price that is less than $14.0832 per share (as adjusted for stock splits, stock dividends, recapitalizations, etc.), then immediately prior to

Liquidation (continued)

such conversion, the applicable conversion rate of the Series G preferred stock shall be increased to the extent necessary to make the Series G preferred holders whole as if the initial public offering price to the public had been equal to $14.0832 (as adjusted for stock splits, stock dividends, recapitalizations, etc.).

Upon closing of the initial public offering on February 20, 2014, all the preferred stockholders converted their shares into 14,259,647 shares of common stock.

Anti-dilution

Upon each issuance by the Company of any Additional Shares, as defined in the Company’s Certificate of Incorporation, without consideration or for consideration less than the Series A to G conversion price in effect immediately prior to the issuance of such additional stock, then the Series A to G conversion price is reduced based on a defined formula.

The Series A to D and Series E to G preferred stock will be subject to adjustment on a partial ratchet basis and on a full ratchet basis, respectively, if the Company issues additional stock at a price per share less than the then Applicable Conversion Price, except for customary exceptions already set forth in the Company’s Certificate of Incorporation.

On March 12, 2012, the Company issued and sold an aggregate of 2,840,260 shares of Series G Preferred Stock for $20,000, at a price of $7.0416 per share (March Issuance).

Immediately prior to such Issuance, the Series A Conversion Price was $3.687, the Series B Conversion Price was $8.436, the Series C Conversion Price was $10.836, the Series D Conversion Price was $12.651, the Series E Conversion Price was $3.570, and the Series F Conversion Price was $3.570.

According to the formula defined in the Certificate of Incorporation and simultaneous with the March Issuance, the Series A Conversion Price was not adjusted and remained at $3.687 per share, the Series B Conversion Price was adjusted to $8.187 per share, the Series C Conversion Price was adjusted to $10.161 per share, the Series D Conversion Price was adjusted to $11.652 per share, the Series E Conversion Price was not adjusted and remained at $3.570 per share, and the Series F Conversion Price was not adjusted and remained at $3.570 per share.

Voting rights

The holder of any share of preferred stock will have the right to a number of votes equal to the number of shares of common stock issuable upon conversion of each such share of preferred stock and has full voting rights and powers of the holders of common stock. The preferred stockholders will be entitled to vote with the holders of common stock on all matters except as specifically provided in the Certificate of Incorporation or as otherwise prohibited by law.

Protective provisions

The holders of at least 66 2/3% of preferred stock on an as converted to common stock basis are required to approve certain specified actions as outlined in the Company’s Certificate of Incorporation. In addition, the holders of at least 60% of the Series D preferred stock are required to approve certain specified actions as outlined in the Company’s Certificate of Incorporation. In addition, the Company cannot amend its Certificate of Incorporation without the approval of at least 66 2/3% of any series of preferred stock if such amendment would change any of the rights, preferences or privileges of such series.

Redemption

From and after January 1, 2016, each holder of the Series B, C, D, E, F, and G preferred stock, upon written approval of the holders of at least a majority of the related series shares then outstanding, may, at its option, at

Redemption (continued)

any time (and from time to time), require the Company to redeem all or part of the series held by such holder by delivery of a written notice requesting such redemption and the number of shares to be redeemed. The redemption price is equivalent to the liquidation preference for each series of preferred stock.

The redemption provisions of the Series B, C, D, E, F, and G preferred stock are not solely within the control of the Company. Therefore, the Company has presented these series of preferred stock as a component of redeemable convertible preferred stock and not stockholders’ deficit. The Company initially recorded these series of preferred stock at their fair value. As the Series E and F preferred stock have redemption amounts greater than their initial fair value, the Company accretes the carrying value to the redemption value using the interest method. The accretion is treated in the same manner as dividends on nonredeemable stock and are recorded by charges against additional paid-in capital or accumulated deficit.

8. Stock incentive plan

The Company has a 2012 Stock Incentive Plan (2012 Plan) under which the Company has reserved 1,216,772 shares of common stock, to be issued in connection with stock options and other equity awards issued under the 2012 Plan. The 2012 Plan provides for option grants at exercise prices not less than 100% of the fair value of common stock on the date of grant.

Previously, the Company had a 2002 Stock Incentive Plan (2002 Plan), as amended. As of March 12, 2012, the 2002 Plan was terminated and the 2012 Plan was created in its place. On termination, the 2002 Plan had 1,424,540 shares of common stock outstanding. Any shares returned to the 2002 Plan as a result of expiration or termination of equity awards (up to 1,424,646 shares) are added to the 2012 Plan Share reserve.

Options typically expire ten years from the date of grant and vest over on to four year terms. Options have been granted to employees and consultants of the Company at the deemed fair market value, as determined by the Board of Directors, of the shares underlying the options at the date of grant.

The activity for stock options under the Plan is as follows:

	Options	Price per share	Weighted average exercise price	Remaining weighted average contractual terms (in years)	Per Share Average intrinsic value
Outstanding at December 31, 2011	1,425,624	$0.60 -$8.70	$1.10
Granted	248,596	$0.81-$0.81	0.81
Exercised	(4,270)	$0.75-$0.75	0.75
Forfeited	(19,774)	$0.60-$0.75	0.74
Expired	(3,953)	$0.60-$2.40	0.77

Outstanding at December 31, 2012	1,646,223	$0.60-$8.70	1.06	6.99	$0.41

Vested and exercisable at December 31, 2012	1,318,552	$0.60-$8.70	1.14	6.55	0.41
Vested and expected to vest, at December 31, 2012	1,603,432	$0.60-$8.70	1.07	6.95	0.41

Outstanding at December 31, 2012	1,646,223	$0.60-$8.70	1.06
Granted	716,326	$1.17-$8.37	3.95
Exercised	(8,874)	$0.60-$8.70	1.35
Forfeited	(23,106)	$0.60-$8.37	2.46
Expired	(1,894)	$0.60-$8.70	1.53

Outstanding at December 31, 2013	2,328,675	$0.60-$8.70	1.94	7.04	10.23

Vested and exercisable at December 31, 2013	1,524,325	$0.60-$8.70	1.16	5.95	11.01
Vested and expected to vest, at December 31, 2013	2,226,738	$0.60-$8.70	$1.88	6.95	$10.29

Stock incentive plan (continued)

The number of equity awards available for grant under the Plan as of December 31, 2013 and 2012 was 276,839 and 968,175, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding			Exercisable
		Weighted- average			Weighted- average exercise price
Exercise price per share	Shares	life (years)	exercise price	Shares
$0.60	920,687	5.96	$0.60	916,917	$0.60
$0.75	128,845	7.75	0.75	76,466	0.75
$0.81	244,979	8.26	0.81	102,329	0.81
$1.17	427,805	9.09	1.17	82,249	1.17
$2.10	66	0.09	2.10	66	2.10
$2.40	316,089	4.13	2.40	316,089	2.40
$4.24	7,461	0.52	4.50	7,461	4.24
$8.37	271,829	9.77	8.37	11,834	8.37
$8.70	10,914	2.19	8.70	10,914	8.70

	2,328,675	7.04	$1.94	1,524,325	$1.16

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
		Weighted- average			Weighted- average exercise price
Exercise price per share	Shares	life (years)	exercise price	Shares
$0.60	928,029	6.96	$0.60	902,889	$0.60
$0.75	133,860	8.76	0.75	46,080	0.75
$0.81	248,596	9.32	0.81	33,845	0.81
$2.10	66	1.09	2.10	66	2.10
$2.40	316,089	5.14	2.40	316,089	2.40
$3.60	4,864	1.30	3.60	4,864	3.60
$4.50	965	1.76	4.50	965	4.50
$6.00	2,298	2.08	6.00	2,298	6.00
$8.70	11,456	3.18	8.70	11,456	8.70

	1,646,223	6.99	$1.06	1,318,552	$1.14

Employee stock-based compensation expense recognized in 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.0% and 5.7%, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $230, $60 and $144, respectively.

Valuation assumptions

The employee stock-based compensation expense recognized under ASC 718 was determined using the Black-Scholes method.

Valuation assumptions (continued)

Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. The expected term of the options was based on the simplified method outlined in ASC 718. The volatility factors were based on five peer companies selected from Dow Jones Industry Classification Benchmark (ICB) codes 4535 and 4537. These codes include companies which are the same market categories as the Company, which is the medical equipment and supplies line of business. The peer companies were selected based on similarity of market capitalization, size and certain operating characteristics. The calculated volatility value was established by taking the historical daily closing values prior to grant date, over a period equal to the expected term, for each of the peer companies.

When the period of data available was less than the expected term, closing values for the longest period of time available were used. The calculated historical volatility of each of these companies was then averaged to determine the calculated value used by the Company.

The value of employee options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2013	2012
Expected term (years)	5.26—6.03	5.51—6.07
Risk free interest rate	1.08—1.76%	0.73—1.33%
Expected dividend yield	None	None
Volatility	50.1—52.77%	48.95—50.52%

Under these assumptions, the total fair value of stock options granted during the years ended December 31, 2013 and 2012 was $1,705 and $95, respectively.

As of December 31, 2013 there was $1,370 of total unrecognized compensation expense related to non-vested share-based compensation granted under the Plan.

9. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings, and other financing arrangements the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock. Such warrants related to its redeemable convertible preferred stock have been recorded as liabilities as a result of non-standard anti-dilution rights and are carried at their estimated fair value using the Monte Carlo valuation model.

A summary of outstanding warrants at December 31, 2013 is as follows:

Security	Number of warrants	Exercise price/share	Expiration date
Series C preferred	14,215	$17.580	2015
Series D preferred	11,415	21.900	2013-2014
Series E preferred	3,120	9.612	2015
Series E preferred	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019

	263,463

Warrants (continued)

A summary of outstanding warrants at December 31, 2012 is as follows:

Security	Number of warrants	Exercise price/share	Expiration date
Series C preferred	14,215	$17.580	2015
Series D preferred	132,169	21.900	2013-2014
Series E preferred	3,120	9.612	2015
Series E preferred	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019

	384,217

A rollforward of warrant activity from January 1, 2012 to December 31, 2013 is as follows:

	Issued and outstanding warrants as of January 1, 2012	Warrants exercised	Warrants expired	Issued and outstanding warrants as of December 31, 2012
Series B preferred	2,429	2,429	—	—
Series C preferred	36,270	22,055	—	14,215
Series D preferred	132,169	—	—	132,169
Series E preferred	4,222	—	—	4,222
Common stock	250,997	17,386	—	233,611

	426,087	41,870	—	384,217

	Issued and outstanding warrants as of January 1, 2013	Warrants exercised	Warrants expired	Issued and outstanding warrants as of December 31, 2013
Series C preferred	14,215	—	—	14,215
Series D preferred	132,169	85,895	34,859	11,415
Series E preferred	4,222	—	—	4,222
Common stock	233,611	—	—	233,611

	384,217	85,895	34,859	263,463

The fair value of the preferred warrant liability was $260 and $164 at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company recorded a gain/(loss) of ($262) and $148, respectively, on the change in fair value of the preferred warrants.

(10) Quarterly summary of information (unaudited)

Summarized unaudited quarterly financial data are as follows:

Quarterly Results 2013	Q1 March	Q2 June	Q3 September	Q4 December
Net sales	$15,747	$20,157	$19,777	$19,762
Gross profit	8,117	11,057	9,642	10,175
Net income	$730	$1,960	$774	$21,971
Net income (loss) per share attributable to common stockholders
Basic—common stockholders	(3.65)	0.00	(3.90)	0.91
Diluted—common stockholders	(3.65)	0.00	(3.90)	0.79

Quarterly summary of information (continued)

Quarterly Results 2012	Q1 March	Q2 June	Q3 September	Q4 December
Net sales	$9,244	$12,340	$13,151	$13,841
Gross profit	4,576	5,842	6,496	7,035
Net income (loss)	$(212)	$446	$222	$108
Net loss per share attributable to common stockholders
Basic common stockholders	(3.37)	(5.54)	(5.12)	(5.71)
Diluted common stockholders	(3.37)	(5.54)	(5.12)	(5.71)

(1)	In December 2013, the Company recorded a on-time tax benefit at $21.8 million. The quarterly results for fourth quarter 2013 excluding this one time adjustment and deemed dividend on convertible preferred stock was $0.2 million.

11. Subsequent events

Initial Public Offering

On February 20, 2014, the Company completed an initial public offering of 4,411,763 shares of common stock at a price of $16.00 per share. The Company sold 3,529,411 shares of common stock and certain stockholders sold 882,352 shares of common stock. As a result of the IPO, the Company received approximately $52,518 in net proceeds, after deducting underwriting discounts and commissions. The financial statements, including share and per share amounts, do not give effect to the IPO. The Company did not receive any proceeds from the shares sold by the selling stockholders. In addition, certain selling stockholders granted the underwriters a 30-day option to purchase up to 661,764 additional shares of common stock at the initial public offering price. Prior to the expiration of the option, the underwriters elected to purchase 99,550 additional shares of common stock at the initial public offering price.

All outstanding preferred stock automatically converted into common stock in connection with the closing of the IPO. At the closing of the IPO, 9,564,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock. Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock.

The Company’s Series C preferred stock warrants expired in connection with the IPO. As of February 20, 2014, 2,756 Series C preferred stock warrants were forfeited and cancelled since they were not exercised prior to the initial public offering.

Schedule II: Valuation and Qualifying Accounts

	Balance Beginning of Year	Additions	Deletions	Adjustments	Balance at End of Year
Year ended December 31, 2013:
Allowance for doubtful accounts(1)	$742	$2,045	$1,284	$(362)	$1,141
Allowance for sales returns(2)	64	1,770	1,700	—	134
Allowance for rental revenue adjustments (3)	1,255	6,613	6,115	362	2,115
Allowance for inventory reserves (4)	98	78	76	—	100
Allowance for rental asset loss (5)	77	292	212	—	157
Year ended December 31, 2012:
Allowance for doubtful accounts(1)	$865	$1,071	$1,194	$—	$742
Allowance for sales returns(2)	33	627	596	—	64
Allowance for rental revenue adjustments (3)	984	3,102	2,831	—	1,255
Allowance for inventory reserves (4)	108	42	52	—	98
Allowance for rental asset loss (5)	—	378	301	—	77
Year ended December 31, 2011:
Allowance for doubtful accounts(1)	$144	$1,016	$295	—	$865
Allowance for sales returns(2)	43	514	524	—	33
Allowance for rental revenue adjustments (3)	258	1,968	1,242	—	984
Allowance for inventory reserves (4)	195	19	106	—	108
Allowance for rental asset loss (5)	—	—	—	—	—

(1)	The additions to the allowance for doubtful accounts represent the estimates of bad debt expense based upon factors for which the company evaluates the collectability of accounts receivable, with actual recoveries netted into additions. Deductions are the actual write-offs of the receivables.
(2)	The additions to the allowance for sales returns represent estimates of returns based upon historical returns experience for the direct to patient sales channel only. No reserve is recorded for sales to providers. Deductions are the actual returns of products.
(3)	The additions to the allowance for rental revenue adjustments represent estimates of revenue adjustments that will need to be recorded for billing errors on rental revenue. Deductions are the actual adjustments and write offs of the rental receivables for such revenue adjustments.
(4)	The inventory allowances are adjusted quarterly for potentially excess, obsolete, slow-moving or impaired items.
(5)	The allowance for rental asset loss is based on estimated losses of the company’s rental assets that will potentially be lost, stolen or unrecoverable from the patient. This reserve was established in 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOGEN, INC.

(Registrant)

By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond Huggenberger and Alison Bauerlein, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raymond Huggenberger Raymond Huggenberger	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/s/ Alison Bauerlein Alison Bauerlein	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2014

/s/ Heath Lukatch, Ph.D. Heath Lukatch, Ph.D.	Chairman of the Board	March 31, 2014

/s/ Benjamin Anderson-Ray Benjamin Anderson-Ray	Director	March 31, 2014

/s/ Charles E. Larsen Charles E. Larsen	Director	March 31, 2014

/s/ Loren McFarland Loren McFarland	Director	March 31, 2014

/s/ Timothy Petersen Timothy Petersen	Director	March 31, 2014

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14

4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14

4.3	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s 2007 convertible note financing.	S-1	4.3	11/27/13

4.4	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s Series E Preferred Stock Financing.	S-1	4.4	11/27/13

4.5	Form of Warrant to Purchase Series C Convertible Preferred Stock.	S-1	4.5	11/27/13

4.6	Form of Warrant to Purchase Series D Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement dated July 7, 2006.	S-1	4.6	11/27/13

4.7	Form of Warrant to Purchase Series D Convertible Preferred Stock issued in connection with the Registrant’s Note and Warrant Purchase Agreement dated September 1, 2006.	S-1	4.7	11/27/13

4.8	Warrant to Purchase Series D Convertible Preferred Stock, dated September 18, 2006, issued to Venture Lending and Leasing IV, LLC.	S-1	4.8	11/27/13

4.9	Form of Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.9	11/27/13

4.10	Form of Second Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.10	11/27/13

10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13

10.2	2002 Stock Plan, as amended.	S-1	10.2	11/27/13

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13

10.4	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13

10.5	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13

10.6	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.7	Form Agreements under the 2014 Equity Incentive Plan.	S-1/A	10.7	01/28/14

10.8	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14

10.9	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13

10.10	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13

10.11	Employment Agreement, dated October 1, 2013, between the Registrant and Scott Wilkinson.	S-1/A	10.11	12/23/13

10.12	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13

10.13	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13

10.14	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13

10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14

10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14

10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13

10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13

10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13

10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13

10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13

10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13

10.23	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Alison Bauerlein.	S-1/A	10.23	01/28/14

10.24	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Brenton Taylor.	S-1/A	10.24	01/28/14

10.25	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Scott Wilkinson.	S-1/A	10.25	01/28/14

10.26	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Byron Myers.	S-1/A	10.26	01/28/14

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.27	Management Carve-Out Bonus Award, dated July 1, 2012, between the Registrant and Matthew Scribner.	S-1/A	10.27	01/28/14

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Macias Gini & O’Connell LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (contained in the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.