Form 10-Q
period 2014-03-31
Inogen Inc
filed 2014-05-13
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

326 Bollay Drive Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

(805) 562-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

As of April 30, 2014, the registrant had 18,192,534 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$59,550	$13,521
Accounts receivable, net of allowances of $3,417 and $3,390 at March 31, 2014 and December 31, 2013, respectively	18,084	10,231
Inventories, net of allowances of $110 and $100 at March 31, 2014 and December 31, 2013, respectively	4,651	4,248
Deferred cost of rental revenue	283	289
Income tax receivable	—	87
Deferred tax asset-current	3,923	3,923
Prepaid expenses and other current assets	959	531
Total current assets	87,450	32,830
Property and equipment
Rental equipment, net of allowances of $282 and $156 at March 31, 2014 and December 31, 2013, respectively	39,832	37,573
Manufacturing equipment and tooling	2,584	2,551
Computer equipment and software	3,228	2,973
Furniture and equipment	603	601
Leasehold improvements	888	887
Construction in process	971	1,093
Total property and equipment	48,106	45,678
Less accumulated depreciation	(18,282)	(15,956)
Property and equipment, net	29,824	29,722
Intangible assets, net	345	215
Deferred tax asset - noncurrent	17,807	17,865
Other assets	80	1,765
Total assets	$135,506	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$10,411	$9,219
Accrued payroll	3,829	2,898
Current portion of long-term debt	5,038	5,258
Warranty reserve	490	420
Deferred revenue	1,716	1,487
Income tax payable	432	—
Total current liabilities	21,916	19,282
Long-term liabilities
Warranty reserve-noncurrent	431	389
Preferred stock warrant liability	—	260
Deferred revenue-noncurrent	1,104	776
Long-term debt, net of current portion	4,151	5,391
Total liabilities	27,602	26,098
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 0 and 9,541,631 shares issued and outstanding; liquidation preference of $0 and $136,660 at March 31, 2014 and December 31, 2013, respectively	—	118,671
Stockholders' equity (deficit)
Preferred stock, $0.001 par value per share; 100,000 shares authorized; 0 and 66,666 shares issued and outstanding; liquidation preference of $0 and $250 at March 31, 2014 and December 31, 2013, respectively	—	247
Common stock, $0.001 par value per share; 60,000,000 shares authorized for both periods; 18,151,551 and 280,974 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	18	1
Additional paid-in-capital	170,517	—
Accumulated deficit	(62,631)	(62,620)
Total stockholders' equity (deficit)	107,904	(62,372)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$135,506	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
Revenue
Sales revenue	$14,857	$8,895
Rental revenue	8,776	6,852
Total revenue	23,633	15,747
Cost of revenue
Cost of sales revenue	7,541	5,191
Cost of rental revenue, including depreciation of $2,257 and $1,342, respectively	4,154	2,439
Total cost of revenue	11,695	7,630
Gross profit	11,938	8,117
Operating expenses
Research and development	635	503
Sales and marketing	5,705	4,147
General and administrative	4,049	2,834
Total operating expenses	10,389	7,484
Income from operations	1,549	633
Other income (expense)
Interest expense	(133)	(104)
Interest income	6	3
Decrease in fair value of preferred stock warrant liability	36	20
Other income	7	209
Total other income (expense), net	(84)	128
Income before provision for income taxes	1,465	761
Provision for income taxes	577	31
Net income	$888	$730
Less deemed dividend on redeemable convertible preferred stock	(987)	(1,723)
Net loss attributable to common stockholders	$(99)	$(993)
Basic net loss per share attributable to common stockholders	$(0.01)	$(3.65)
Diluted net loss per share attributable to common stockholders	$(0.01)	$(3.65)
Weighted-average number of shares used in calculating loss per share
attributable to common stockholders - basic common	9,437,525	272,226
attributable to common stockholders - dilutive common	9,437,525	272,226

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Redeemable Convertible Preferred Stock

(unaudited)

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2012	425,511	$5,056	365,903	$6,460	1,487,225	$32,571	1,634,874	$28,044	2,701,957	$14,055	2,840,260	$23,159	$109,345
Warrants exercised	—	—	—	—	39,510	909	—	—	—	—	—	—	909
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	268	—	376	—	1,079	1,723
Balance, March 31, 2013	425,511	5,056	365,903	6,460	1,526,735	33,480	1,634,874	28,312	2,701,957	14,431	2,840,260	24,238	111,977
Warrants exercised	—	—	—	—	46,391	1,139	—	—	—	—	—	—	1,139
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	818	—	1,189	—	3,548	5,555
Balance, December 31, 2013	425,511	5,056	365,903	6,460	1,573,126	34,619	1,634,874	29,130	2,701,957	15,620	2,840,260	27,786	118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to common stock in connection with initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, March 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

(amounts in thousands, except share amounts)

	Series A
	convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, December 31, 2012	66,666	$247	272,096	$1	$—	$(81,018)	$(80,770)
Stock-based compensation	—	—	—	—	24	—	24
Stock options exercised	—	—	222	—	1	—	1
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(25)	(1,698)	(1,723)
Net income	—	—	—	—	—	730	730
Balance, March 31, 2013	66,666	247	272,318	1	—	(81,986)	(81,738)
Stock-based compensation	—	—	—	—	206	—	206
Stock options exercised	—	—	8,656	—	9	—	9
Warrants exercised - preferred	—	—	—	—	1	—	1
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(216)	(5,339)	(5,555)
Net income	—	—	—	—	—	24,705	24,705
Balance, December 31, 2013	66,666	247	280,974	1	—	(62,620)	(62,372)
Stock-based compensation	—	—	—	—	43	88	131
Stock options exercised	—	—	8,975	—	11	—	11
Warrants exercised	—	—	72,544	—	22	—	22
Reclassification of warrant liability	—	—		—	76	—	76
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	(987)	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	120,251
Issuance of common stock in connection with initial public offering	—	—	3,529,411	3	49,881	—	49,884
Net income	—	—	—	—	—	888	888
Balance, March 31, 2014	—	$—	18,151,551	$18	$170,517	$(62,631)	$107,904

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$888	$730
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation and amortization	2,658	1,661
Loss on rental units and other fixed assets	338	73
Provision for sales returns	948	362
Provision for doubtful accounts	196	482
Provision for rental revenue adjustments	1,672	1,159
Provision for inventory obsolescence	26	41
Stock-based compensation expense	131	24
Deferred tax assets	58	—
Decrease in fair value of preferred stock warrant liability	(36)	(20)
Changes in operating assets and liabilities
Accounts receivable	(10,669)	(3,169)
Inventories	(429)	11
Deferred costs of rental revenue	6	(4)
Prepaid expenses and other current assets	(428)	(189)
Accounts payable and accrued expenses	1,193	797
Accrued payroll	931	325
Warranty reserve	112	213
Deferred revenue	556	166
Income tax receivable	87	31
Income tax payable	432	—
Net cash provided by (used in) operating activities	(1,330)	2,693
Cash flows from investing activities
Investment in intangible assets	(169)	—
Production of rental equipment	(2,890)	(3,162)
Purchases of property and equipment	(169)	(406)
Refund of deposit	—	(1)
Net cash used in investing activities	(3,228)	(3,569)
Cash flows from financing activities
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	467	865
Proceeds from stock options exercised	11	1
Proceeds from initial public offering	56,471	—
Costs associated with initial public offering	(4,902)	—
Repayments of debt from investment in intangible assets	(53)	(54)
Repayment of borrowings	(1,407)	(917)
Net cash provided by (used in) financing activities	50,587	(105)
Net increase (decrease) in cash and cash equivalents	46,029	(981)
Cash and cash equivalents, beginning of year	13,521	15,112
Cash and cash equivalents, end of period	$59,550	$14,131
Supplemental disclosures of cash flow information
Cash paid during the period for interest	132	107
Cash paid during the period for income taxes	39	14
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	987	1,723

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. General

a)	Basis of Presentation

The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that develops, manufactures and markets innovative portable oxygen concentrators used for supplemental long-term oxygen therapy by patients with chronic obstructive pulmonary disease, or COPD, and other chronic respiratory conditions. The Company’s proprietary Inogen One systems are designed to address the quality-of-life and other shortcomings of the traditional oxygen therapy model, which Inogen calls the delivery model. Traditionally, oxygen therapy patients have relied upon stationary oxygen concentrator systems in the home in conjunction with regular deliveries of oxygen tanks or cylinders for ambulatory, or mobile, use, limiting their mobility and requiring them to plan activities outside of their homes around delivery schedules and a finite oxygen supply. The Company’s Inogens One systems concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere in devices weighing approximately five to seven pounds.  Inogen’s products eliminate the need for oxygen deliveries, as well as regular use of a stationary concentrator, thereby improving patient quality-of-life and fostering patient mobility.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information refer to the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 1, 2014 (Annual Report).

b)	Use of Estimates

The preparation of the Company’s condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory and rental asset valuations and write-downs, accounts receivable reserves and allowance for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles.  Actual results could differ materially from these estimates.

c)	Reclassifications

Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on previously reported financial position, results of operations or cash flows.

d)	Initial Public Offering (IPO)

The Company completed an initial public offering on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, to this offering the selling shareholders sold 982,302 shares for a combined total of 4,511,713 actively trading upon the completion of the offering.  The Company netted approximately $49,668 after the underwriters discount and other associated expenses.  The Company’s outstanding redeemable convertible preferred stock and non-redeemable preferred stock were all converted to common stock.  As of March 31, 2014, the Company had 18,151,551 shares of common stock outstanding.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

2. Summary of significant accounting policies

Sales revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue, which is included in sales revenue on the Statement of Operations, comes from service contracts, extended warranty contracts and freight revenue for product shipments.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is recognized upon shipment of the product. Provisions for estimated returns and discounts are made at the time of shipment. Provisions for standard warranty obligations, which are included in cost of sales revenue on the Statements of Operations, are also provided for at the time of shipment.

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company had accrued $921 and $809 to provide for future warranty costs at March 31, 2014 and December 31, 2013, respectively.

 The Company also offers a lifetime warranty for direct-to-consumer sales. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen equipment by the Company and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of the Accounting Standards Codification (ASC) 605-25—Revenue Recognition-Multiple-Element Arrangements.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Revenue from the sales of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in cost of sales revenue on the Statements of Operations..

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, the Company has not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

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

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable amounts; transfers to secondary insurances or patient responsibility have no net effect on revenue. Rental revenue is earned for that month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition or death after that date.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of unbilled rental revenue accrual is based on historical trends and estimates of future collectability.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, debt and warrants. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair values based on the short-term nature of these financial instruments.

The fair value of the Company’s debt approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. Imputed interest associated with the Company’s non-interest bearing debt is insignificant and has been appropriate recognized in the respective periods.

The fair value of the Company’s preferred stock warrant liability was estimated using a Monte Carlo valuation model.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Fair value accounting

ASC 820—Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein, for the three months ended March 31, 2014 and March 31, 2013:

Warrant liability
Balance as of December 31, 2012	$164
Fair value of preferred stock warrants exercised	(31)
Change in fair value	(20)
Balance as of March 31, 2013	$113

Warrant liability
Balance as of December 31, 2013	$260
Fair value of preferred stock warrants exercised	(148)
Change in fair value	(36)
Reclassification of liability to additional paid in capital	(76)
Balance as of March 31, 2014	$—

The preferred stock warrant liability was marked to market at each reporting date and the fair value was estimated using a Monte Carlo valuation model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of the Company’s shares to trade in an active market.

Accounts receivable and allowance for bad debts, returns, and adjustments

Accounts receivable are customer obligations due under normal sales and rental terms. The Company performs credit evaluations of the customers’ financial condition and generally does not require collateral. The allowance for doubtful accounts is maintained at a level that, in management’s opinion, is adequate to absorb potential losses related to accounts receivable and is based upon the Company’s continuous evaluation of the collectability of outstanding balances. Management’s evaluation takes into consideration such factors as past bad debt experience, economic conditions and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their net realizable value.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The allowance is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods that they become known. The allowance is increased by bad debt provisions charged to bad debt expense, net of recoveries, in operating expense and is reduced by direct write-offs, net of recoveries.

The Company does not allow returns from providers. Provision for sales returns applies to direct-to-consumer sales only. This reserve is calculated based on actual historical return rates under the Company’s 30-day return program and is applied to the sales revenue for direct-to-consumer sales for the last month of the quarter reported.

The Company also records an allowance for rental revenue adjustments and write-offs, which is recorded as a reduction of rental revenue and rental accounts receivable balances. These adjustments and write-offs result from contractual adjustments, audit adjustments, untimely claims filings or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed during the related period.

When recording the allowance for doubtful accounts, the bad debt expense account (general and administrative expense account) is charged, when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged, and when recording the allowance for adjustments, the rental revenue adjustments account (contra rental revenue account) is charged.

At March 31, 2014 and December 31, 2013, included in accounts receivable on the balance sheets were earned but unbilled receivables of $2,413 and $1,435, respectively.

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

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of our total revenue for the three months ended March 31, 2014 and March 31, 2013.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 58.0% and 60.4% of rental revenue for the three months ended March 31, 2014 and March 31, 2013, respectively, and based on total revenue were 21.5% and 26.3% for the three months ended March 31, 2014 and March 31, 2013, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $6,229 or 34.4% of total accounts receivable at March 31, 2014 as compared to $2,560, or 25.0% of total accounts receivable at December 31, 2013.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors.  For the three months ended March 31, 2014, the Company’s three major vendors accounted for 18.8%, 17.8%, and 10.5%, respectively, of total raw material purchases. Accounts payable balances for the three major vendors were $1,416, $623, and $541, respectively, or 19.5%, 8.6%, and 7.4%, respectively, of total accounts payable at March 31, 2014.

For the three months ended March 31, 2013, the Company’s three major vendors accounted for 14.0%, 13.8% and 12.1%, respectively, of total raw material purchases for the three months ended March 31, 2013. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. Accounts payable balances for the three major vendors were $1,268, $666, and $460, respectively, or 18.3%, 9.6%, and 6.7%, respectively, of total accounts payable at December 31, 2013.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
U.S. revenue	$19,187	$12,523
Non-U.S. revenue	4,446	3,224
Total revenue	$23,633	$15,747

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

	March 31,	December 31,
	2014	2013
Raw materials and work-in-progress	$3,995	$3,783
Finished goods	766	565
Less: reserves	(110)	(100)
Inventories	$4,651	$4,248

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue in the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $390 and $260 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Included within property and equipment is construction in process relating to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software that has been purchased, but has not been completed the final configuration process adapted to the Company’s process and procedures for implementation into the Company’s systems.  These items have not been placed in service, therefore no depreciation and amortization has been recognized in respective periods.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three month ended March 31, 2014 and March 31, 2013, respectively.

	Three Months Ended March 31,
Depreciation and amortization	2014	2013
Rental equipment	$2,257	$1,342
Other property and equipment	362	251
Depreciation and amortization	$2,619	$1,593

Property and equipment and rental equipment with association accumulated depreciation is summarized below for March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
	2014	2013
Property and equipment
Rental equipment, net of allowance	$39,832	$37,573
Other property and equipment	8,274	8,105
Property and equipment	48,106	45,678

Accumulated depreciation
Rental equipment	14,508	12,545
Other property and equipment	3,774	3,411
Accumulated depreciation	18,282	15,956

Net property and equipment
Rental equipment	25,324	25,028
Other property and equipment	4,500	4,694
Property and equipment, net	$29,824	$29,722

Income taxes

The Company accounts for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current three months and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10—Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for share-based awards, exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

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

Business segments

The Company operates in only one business segment – manufacturing, sales, rental and marketing of oxygen concentrators.

Stock Split

On November 11, 2013, the Company’s board of directors and stockholders approved a 3:1 reverse stock split. This became effective as of November 12, 2013 and the effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260, Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. Further, as the Company’s holders of redeemable convertible preferred stock have the right to participate in any dividend declared on the Company’s common stock, basic and diluted EPS are potentially subject to computation using the two-class method, under which the Company’s undistributed earnings are allocated amongst the holders of common and redeemable convertible preferred stock. However, as the Company recorded a net loss attributable to common stockholders for the three months ended March 31, 2014 and March 31, 2013, a presentation of EPS using the two class method was not necessary.

On February 20, 2014, the Company completed an initial public offering (IPO) of 4,411,763 shares of common stock at a price of $16.00 per share. The Company sold 3,529,411 shares of common stock and certain stockholders sold 882,352 shares of common stock. As of March 7, 2014 the underwriters elected to purchase 99,550 additional shares of common stock at the IPO price from the certain selling shareholders.  All redeemable convertible preferred stock and non-redeemable preferred stock-outstanding as of the IPO automatically converted into 14,259,647 shares of common stock.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended March 31,
	2014	2013
Numerator—basic:
Net income	$888	$730
Less deemed dividend on redeemable preferred stock	(987)	(1,723)
Net loss after deemed dividend on redeemable preferred stock	$(99)	$(993)

Net loss per share - basic common stock	$(0.01)	$(3.65)
Net loss per shares - basic preferred stock	$(0.01)	$(3.65)
Denominator:
Weighted-average common shares - basic common stock	9,437,525	272,226
Weighted-average common shares - diluted common stock	9,437,525	272,226

The computations of diluted net income applicable to common shareholders exclude redeemable convertible preferred stock, warrants and common stock options which were anti-dilutive for the three months ended March 31, 2014 and March 31, 2013.

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC (Comfort Life). The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of March 31, 2014 and March 31, 2013, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. As of March 31, 2014 and March 31, 2013, there were no impairments recorded related to these intangible assets. The Company recalculated interest and amortization of the period based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Company that allowed them to operate in the state of Tennessee as well as assets of the Company. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months ended March 31, 2014 and March 31, 2013, there were no impairments recorded related to this intangible asset. The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the three months ended March 31, 2014, the Company paid $169 for its patient setup video, website development and redesign and production of commercials.

Amortization expense for intangible assets for the three months ended March 31, 2014 and March 31, 2013 was $39 and $68, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

March 31, 2014	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$68	$117
Patents	5	723	680	43
Commercial and websites	2	242	57	185
Total		$1,150	$805	$345

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

December 31, 2013	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$63	$122
Patents	5	723	662	61
Commercial	2	73	41	32
Total		$981	$766	$215

4. Long-term debt

Amended and restated credit and term loan agreement

On October 12, 2012, the Company entered into an amended and restated credit and term loan agreement with its current lenders whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. The Company did not incur or defer any financing cost directly related to the credit and term loan agreement. Due to the completion of the IPO during the term of this facility, a fee equal to 1% of the facility amount of $120, which was paid to the lenders in March of 2014, and was included in general and administrative expenses in the Company’s Statements of Operations for the current year.

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

Interest for all the term loans are payable monthly. Principal is payable monthly. Each term loan bears interest at the Base Rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B, and C are 1.25%, 2.5% and 2.25%, respectively.

The Term Loan A facility of $3,000 is presented net of principal payments that began in May 2011. The net balances of this term loan facility were $167 and $417 as of March 31, 2014 and December 31, 2013, respectively.

The Term Loan B facility for $8,000 is presented net of principal payments that began in May 2012. The net balances of this term loan facility were $3,111 and $3,778 as of March 31, 2014 and December 31, 2013, respectively.

The Term Loan C facility for $12,000 is presented net of principal payments that began November, 2013. The net balances were $5,166 and $5,666 as of March 31, 2014 and December 31, 2013, respectively. Payment of principal is payable monthly over a period of 36 months starting November 2013.

The AR Revolver expired on October 13, 2013, and was not renewed by the Company. There were no borrowings under the AR Revolver as of and during the three months ended March 31, 2014.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The interest rates were 4.5% for Term Loan A, 5.75% for Term Loan B, and 5.5% for Term Loan C at March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all covenants of the amended and restated credit and term loan agreement.

	March 31,	December 31,
	2014	2013
Term Loan A, bearing interest at Base Rate, monthly payments of $83 beginning May 2011 through April 2014	$167	$417
Term Loan B, bearing interest at Base Rate, monthly payments of $222 beginning May 2012 through April 2015	3,111	3,778
Term Loan C bearing interest at Base Rate, monthly payments of $167 beginning November 2013 through October 2016	5,166	5,666
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	745	788
Subtotal	$9,189	$10,649
Less: current maturities	(5,038)	(5,258)
Long-term debt, net of current portion	$4,151	$5,391

As of March 31, 2014, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

March 31, 2014
Remaining 9 months of 2014	$3,754
2015	3,378
2016	2,057
Total	$9,189

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through December 2019. At March 31, 2014, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

March 31, 2014
Remaining 9 months of 2014	$626
2015	732
2016	335
2017	327
2018	315
Thereafter	313
$2,648

Rent expense of $207 and $198 was included in the accompanying Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Product warranty liability at beginning of period	$809	$447
Accruals for warranties issued	208	88
Adjustments related to preexisting warranties (including changes in estimates)	138	244
Settlements made (in cash or in kind)	(234)	(85)
Product warranty liability at end of period	$921	$694

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

The Company believes that it is in compliance in all material respects with applicable fraud and abuse regulations and other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company believes that is complies in all material respects with the provisions of those regulations that are applicable to the Company’s business.

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

Amended & Restated Employment agreements

On October 1, 2013, the Company entered into an Employment Agreement with the Chief Executive Officer (CEO) including considerations for salary, bonus awards, and severance and change of control benefits upon certain qualifying terminations up to a period of thirty-six months.

On October 1, 2013, the Company has entered into employment agreements with certain key employees including considerations for salary, bonus awards, and severance and change of control benefits upon certain qualifying terminations up to a period of twenty-four months.

Legal proceedings

On November 4, 2011, the Company filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. Inogen alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorney fees.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct.  The Company denied the allegations in the Defendant’s counterclaims and has filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed a request with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Lawsuit pending outcome of the reexamination and also granted Inogen’s motion to dismiss the Defendant’s inequitable conduct counterclaim.

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

6. Income taxes

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2010 for federal and 2009 to 2010 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities. The Company does not expect any material changes to unrecognized tax benefits in the in next 12 months, and has not incurred any tax related penalties or interest.

Income tax expense was $577, an effective tax rate of 39.4% for the three months ended March 31, 2014 compared to $31, an effective tax rate of 4.1% as of March 31, 2013. The variation in the tax rate year over year was primarily driven by the change in the Company’s deferred tax asset valuation allowance. As of March 31, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22,909 of the valuation allowance which created a one-time tax benefit of $21,587 for the year ended December 31, 2013. Refer to the Company’s 2013 10-K filing for additional information regarding the deferred tax asset valuation allowance. Variations in the tax rate year-over-year was also due to an increase in permanent tax differences related to employee stock option expense.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10—Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Accounting Standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

7. Convertible preferred stock

A summary of the terms of the various types of redeemable convertible preferred stock at March 31, 2014, and December 31, 2013 is as follows:

Redeemable convertible preferred stock as of March 31, 2014
Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	376,997	1,584,541	1,634,874	2,701,957	2,840,260	9,564,140
Shares converted	(425,511)	(376,997)	(1,584,541)	(1,634,874)	(2,701,957)	(2,840,260)	(9,564,140)
Shares outstanding	—	—	—	—	—	—	—

Redeemable convertible preferred stock as of December 31, 2013
Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	365,903	1,573,126	1,634,874	2,701,957	2,840,260	9,541,631
Par value	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Conversion rate	1.45108	1.73014	1.87951	2.69244	1.0000	1.0000
Liquidation preference per share	$11.880	$17.580	$21.900	$19.224	$7.140	$14.083
Dividend rate	5%	8%	8%	8%	8%	8%

			July	October	February
			2005 to	2007 to	2010 to	March
Issue date	July 2003	June 2004	July 2007	February 2009	June 2010	2012

Redemption date	January 1,	January 1,	January 1,	January 1,	January 1,	January 1,
	2016	2016	2016	2016	2016	2016

A summary of the terms of non-redeemable convertible preferred stock at March 31, 2014 and December 31, 2013 is as follows:

As of March 31, 2014
Series	A
Shares authorized	100,000
Share issued	66,666
Shares converted	(66,666)
Shares outstanding	—

As of December 31, 2013
Series	A
Shares authorized	100,000
Share issued	66,666
Par value	$0.001
Conversion rate	1.01706
Liquidation preference per share	$3.750
Dividend rate	5%
Issue date	May 2002

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

All outstanding preferred stock automatically converted into common stock in connection with the closing of the IPO. At the closing of the IPO, 9,564,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock. Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock. The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

The Company’s Series C preferred stock warrants expired in connection with the IPO. As of February 20, 2014, 2,756 Series C preferred stock warrants were forfeited and cancelled since they were not exercised prior to the IPO.

8. Stock incentive plans

The board of directors approved and adopted a 2014 Equity Incentive Plan (2014 Plan) to become effective upon the close of the IPO that occurred on February 20, 2014.  A total of 895,346 shares of common stock were reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan also includes shares returned to the 2012 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under 2012 Plan is 2,328,569 shares).  The number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 895,346 shares; (ii) 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine.

The Company had a 2012 Stock Incentive Plan (2012 Plan) under which the Company reserved 1,216,772 shares of common stock, to be issued in connection with stock options and other equity awards. The 2012 Plan provided for option grants at exercise prices not less than 100% of the fair value of common stock on the date of grant. As of February 14, 2014, the 2012 Plan was terminated and the 2014 Plan was created in its place.

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

Options typically expire ten years from the date of grant and vest over one to four year terms. Options have been granted to employees and consultants of the Company at the deemed fair market value, as determined by the board of directors, of the shares underlying the options at the date of grant.

There were no grants issued for the three months ended March 31, 2014.  On April 1, 2014, the board approved grants totaling 632,694 shares to board members, executive officers and certain key employees with an exercise price of $16.62 per share.

The activity for stock options under the Plans for the three months ended March 31, 2014 is as follows:

Series	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2013	2,328,675	$0.60 - $8.70	$1.94	7.04	$10.23
Granted	—	—	—
Exercised	(8,975)	$0.60 - $8.70	1.29
Forfeited	(335)	$0.60 - $0.75	0.69
Expired	(4,799)	$0.60 - $8.37	1.09
Outstanding as of March 31, 2014	2,314,566	$0.60 - $8.70	$1.94	6.80	$14.62

Employee stock-based compensation expense for the three months ended March 31, 2014 and March 31, 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of  5.7% based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For the three months ended March  31, 2014 and March 31, 2013, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $122 and $24, respectively.

The board approved and adopted an employee stock purchase plan (ESPP Plan) to be effective upon the completion of the initial public offering that occurred on February 20, 2014.  The first offering period of this plan began on March 1, 2014.  Enrollment dates will continue on the exercise date and will end on either the first trading date after September 1st or March 1st.  There are two offering periods per year.  The exercise price will be the lesser of 85% of the stock price on the enrollment date or the purchase date.  The total number of shares available for issuance under the ESPP Plan is 179,069.  The number of shares available for issuance under the ESPP Plan will be increased on the first day of each fiscal year beginning with the 2015 fiscal year equal to the least of (i) 179,069 shares of common stock, (ii) one-and-a-half percent (1.5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Administrator.  The Company recorded $9 of compensation expense for the three months ended March 31, 2014 associated with this Plan, which is included in the total ASC 718 stock-based compensation expense.

9. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings, and other financing arrangements the Company had issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock. Such warrants related to its redeemable convertible preferred stock had been recorded as liabilities as a result of non-standard anti-dilution and redemption rights of the underlying stock and were carried at their estimated fair value using the Monte Carlo valuation model. As of February 14, 2014, the warrants were converted to common stock warrants with no anti-dilution features.  The Company revalued the warrants as of the offering date, recorded a gain on the liability through the Statements of Operations, and subsequently reclassified the warrant liability to additional paid-in-capital.

The former Series E redeemable convertible preferred stock warrants convert directly to common stock equivalents with a conversion rate of $2.69244 for a total of 11,367 shares of common stock.  The common stock warrants outstanding convert on a one-to-one basis of every warrant to common stock, therefore the 161,295 warrants outstanding as of March 31, 2014 could be exercised into a total of 172,662 shares of common stock.

A summary of outstanding common stock warrants at March 31, 2014 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Former Series E redeemable convertible preferred stock warrants	4,222	$9.612	2017
Common stock	161,295	0.300	2017-2019
	165,517

A summary of outstanding warrants at December 31, 2013 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Series C redeemable convertible preferred stock warrants	14,215	$17.580	2015
Series D redeemable convertible preferred stock warrants	11,415	21.900	2013-2014
Series E redeemable convertible preferred stock warrants	3,120	9.612	2015
Series E redeemable convertible preferred stock warrants	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019
	263,463

The fair value of the preferred stock warrant liability was $0 and $260 at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and March 31, 2013, the Company recorded a gain of $36 and $20, respectively, on the change in fair value of the preferred stock warrants. The liability was reclassified to additional paid-in-capital as of February 14, 2014, and the warrants were converted to common stock warrants.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10.  Subsequent Events

The compensation committee approved the right to grant 632,694 options to certain board members, executives and key personnel on March 19, 2014 from the 2014 Equity Incentive Plan.  The options were granted and issued on April 1, 2014 with a closing stock price of $16.62 per share.  In addition key executive officers and employees exercised stock options and were issued common stock of 50,983 shares with stock option prices ranging from $0.60 to $8.70 per share.

On April 22, 2014, the former redeemable convertible Series E preferred stock warrants, that were converted to common stock warrants as of February 14, 2014, were exercised via a cashless exercise and 8,650 shares of common stock was issued.

The Company had additional debt capacity on its Term Loan C facility that would have expired on April 11, 2014.  The Company drew the remaining $6,000 in available funds on April 4, 2014.  The additional debt was added to the original agreement, and principal will be payable monthly over the remaining period of thirty months of the term agreement which begins in May 2014.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated or projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this interim report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “predict,” “should,” “will,” “would” and similar expressions, or the negative of these expressions, as they relate to us, our management and our industry.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A of this interim report in the section entitled “Risk Factors,” as well as in our other filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result, actual results may differ materially from the results stated in or implied by our forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results.

You should read this report in its entirety, together with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 1, 2014 (Annual Report), and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports, with the understanding that our future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements and we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the NASDAQ Stock Market.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and unit counts. The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and the accompanying notes to those statements included elsewhere in this document.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed financial statements during the three months ended March 31, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 1, 2014.

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

We believe our ability to capture this top-to-bottom margin, combined with our portable oxygen concentrator technology that eliminates the need for the costs associated with oxygen deliveries, gives us a cost structure advantage over our competitors using the delivery model. We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords, and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

—

Expand our sales and marketing channels. We will continue to expand our sales and marketing through efficiency improvement and/or additional hires and increased consumer awareness to drive our direct-to-consumer revenues.  In addition, we are continually looking to increase our personnel capacity and building a larger physician referral channel to facilitate growth in this area.

—

Invest in our product offerings to develop innovative products. We expended $0.6 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

—

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

We have been developing and refining the manufacturing of our Inogen One systems over the past nine years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems. We typically enter into supply agreements for these components that specify quantity, quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, bearings, carry bags, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended March 31, 2014 and 2013 approximately 18.8% and 20.5%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, all of our revenue has been denominated in United States dollars. We sell our products in 43 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $7.9 million to $23.6 million for the three months ended March 31, 2014 from $15.7 million for the three months ended March 31, 2013, primarily due to the growth in direct-to-consumer cash sales and business-to-business sales of our Inogen One systems and growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products, partially offset by declining Medicare reimbursement rates.  We generated Adjusted EBITDA of $4.3 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. We generated net income before deemed dividend of $0.9 million and $0.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, our accumulated deficit was $62.6 million. The vast majority of our revenue consists of sales revenue and rental revenue.

Basis of presentation

The following describes the line items set forth in our Statements of Operations.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales, and rentals from period-to-period. We expect rental revenue should constitute a larger percentage of total revenue, which would increase our gross margins. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system selling prices and gross margins may fluctuate as we introduce new products and reduce our product costs. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.

Sales revenue.

Our sales revenue is derived from the sale of our Inogen One systems and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2014 and March 31, 2013, business-to-business sales as a percentage of sales revenue were 53.1% and 58.9%, respectively. Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.  We sold approximately 6,300 Inogen One systems in the first three months of 2014 compared to approximately 3,600 for the same period in 2013 across all sales channels. Management focuses on system sales as an indicator of current business success.

Our sales of used rental equipment revenue is included in sales revenue, and is derived from the sale of our Inogen One systems and related accessories to home healthcare providers and patients when the product has previously been sold or rented to another patient or business.

Other revenue included in sales revenue consists of service and freight revenue.  Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. We offer extended service contracts on our Inogen One concentrator line for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from these extended service contracts is recognized in income on a straight-line basis over the contract period.

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

The revenue is allocated to the two deliverables on a relative selling price method. We have vendor-specific objective evidence of selling price for the equipment. To determine the selling price of the lifetime warranty, we use our best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is a selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, we estimate that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, we estimate on average all patients will succumb to their disease within five years. We have taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

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

Rental revenue.

Our rental revenue is derived from the rental of our Inogen One systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles.  On average, our product rentals have higher gross margins than our product sales.

As of March 31, 2014, we had over 23,000 oxygen rental patients, an increase from approximately 15,400 oxygen rental patients as of March 31, 2013.

Cost of revenue

We manufacture our Inogen One product line in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory and delivery costs for items sold. Cost of rental revenue consists primarily of depreciation expense and service costs for rental assets, including material, labor, freight, consumable disposables and logistics costs. We provide a three-year or lifetime warranty on Inogen One systems sold, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment. We expect the average unit costs of our Inogen One systems to decline in future periods as a result of our ongoing efforts to develop lower-cost Inogen One systems and to improve our manufacturing processes, reduced rental service costs and expected increases in production volume and yields.

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

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, and allocated facilities costs. In addition, general and administrative expenses include professional services, such as legal, consulting and accounting services. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting, insurance and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement and interest income driven by the interest accruing on cash and cash equivalents and on past due customer balances. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model.

Results of operations

Comparison of three months ended March 31, 2014 and March 31, 2013

Revenue

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue:
Sales revenue	$14,857	$8,895	$5,962	67.0%
Rental revenue	8,776	6,852	1,924	28.1%
Total revenue	$23,633	$15,747	$7,886	50.1%

The increase in sales revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

The increase in rental revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributable to the increase in rental patients from approximately 15,400 as of March 31, 2013 to approximately 23,000 as of March 31, 2014.   This increase was primarily due to additional marketing efforts, increased sales personnel and increased sales productivity improvements. The increase in rental revenue was partially offset by the reduced reimbursement rates resulting from competitive bidding. Round two of competitive bidding became effective in 91 Metropolitan Statistical Areas (MSAs) on July 1, 2013 and round one re-compete became effective in nine MSAs on January 1, 2014.

As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from competitive bidding.

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue by region and category
Business-to-business domestic sales	$3,445	$2,017	$1,428	70.8%
Business-to-business international sales	4,446	3,224	1,222	37.9%
Direct-to-consumer domestic sales	6,966	3,654	3,312	90.6%
Direct-to-consumer domestic rentals	8,776	6,852	1,924	28.1%
Total revenue	$23,633	$15,747	$7,886	50.1%

Cost of revenue and gross profit

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Cost of sales revenue	$7,541	$5,191	$2,350	45.3%
Cost of rental revenue	4,154	2,439	1,715	70.3%
Total cost of revenue	$11,695	$7,630	$4,065	53.3%

Gross profit - sales revenue	$7,316	$3,704	$3,612	97.5%
Gross profit - rental revenue	4,622	4,413	209	4.7%
Total gross profit	$11,938	$8,117	$3,821	47.1%

Gross margin percentage - sales revenue	49.2%	41.6%
Gross margin percentage- rental revenue	52.7%	64.4%
Total gross margin percentage	50.5%	51.5%

The increase in cost of sales revenue was attributable to an increase in the number of systems sold, partially offset by reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes. The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes depreciation of our rental assets of $2.3 million for the three months ended March 31, 2014 versus $1.3 million for the three months ended March 31, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall gross margin decreased year-over-year mainly due to the gross margin decline in rental revenue partially offset by the increasing gross margin for the sales revenues.   The rental revenue gross margin was 52.7% for the three months ended March 31, 2014 versus 64.4% for the three months ended March 31, 2013, due to lower rental reimbursement rates resulting from the implementation of round two and round one re-compete of competitive bidding that became effective July 1, 2013 and January 1, 2014, respectively.  This was partially offset by a lower asset deployment costs per patient. The sales margins increased to 49.2% for the three months ended March 31, 2014 from 41.6% for the three months ended March 31, 2013.  This increase in sales gross margin can be attributed to the increasing percentage of the Inogen One G3 product mix as compared to our Inogen One G2 and the continued shift towards direct-to-consumer sales revenue in our revenue mix and additional economies of scale of our servicing costs.

Research and development expense

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Research and development expense	$635	$503	$132	26.2%

The increase in research and development expense was primarily attributable to personnel-related expenses as a result of increased headcount and patent and patent defense costs.

Research and development expenses were $0.6 million, or 2.7% of total revenue, for the three months ended March 31, 2014 compared to $0.5 million, or 3.2% of total revenue, for the three months ended March 31, 2013.

Sales and marketing expense

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Sales and marketing expense	$5,705	$4,147	$1,558	37.6%

The increase in sales and marketing expense was primarily attributable to a $0.8 million increase in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.4 million increase in media-related marketing costs and software licensing to continue to grow our rental patient base and consumer cash sales, $0.1 million increase in personnel-related expenses for customer service and clinical services to support our increased rental patient base, $0.1 million increase in sales incentives and giveaways, and $0.1 million increase in credit card processing fees due to higher sales.

Sales and marketing expenses were $5.7 million, or 24.1% of total revenue, for the three months ended March 31, 2014 compared to $4.1 million, or 26.3% of total revenue, for the three months ended March 31, 2013.

General and administrative expense

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
General and administrative expense	$4,049	$2,834	$1,215	42.9%

The increase in general and administrative expense was primarily attributable to a $0.7 million increase in personnel-related expenses as a result of increased a headcount in billing, finance, information technology and compliance to support the growth of our business. In addition, we incurred an increase of $0.1 million for higher audit and tax fees related to the filing of our first Annual Report on Form 10-K, $0.1 million for other costs associated with our reporting obligations as a public company, $0.1 million for a one-time fee to our lenders for the our initial public offering, $0.1 million in additional licenses and fees, and $0.1 million of increased depreciation expense.

Bad debt expense, expressed as a percentage of total revenue, was 0.8% and 3.1% for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in bad debt as a percentage of total revenue was primarily the result of lower rental receivables that needed to be reserved against as well as an increase in direct-to-consumer sales within in our revenue mix.  Payment for direct-to-consumer sales is required prior to shipment versus rental payments which have a longer collection cycle.

General and administrative expenses were $4.0 million, or 17.1% of total revenue, for the three months ended March 31, 2014 compared to $2.8 million, or 18.0% of total revenue, for the three months ended March 31, 2013.

Other income (expense), net

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Interest expense	$(133)	$(104)	$(29)	27.9%
Interest income	6	3	3	100.0%
Revaluation of preferred stock warrant liability	36	20	16	80.0%
Other income	7	209	(202)	-96.7%
Total other income (expense), net	$(84)	$128	$(212)	-165.6%

The higher interest income in 2014 was associated with interest from the net proceeds generated from our initial public offering in February of 2014.  The increase in interest expense in 2014 was driven by the increase in average outstanding debt balances under our revolving credit and term loan agreement compared to the prior year. Other income, net, in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income is not expected to recur in future periods.

Income tax expense

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Income tax expense	$577	$31	$546	1761.3%

The increase in income tax expense was primarily due to an increase in the effective tax rate of 3,525 basis points to 39.4% from 4.1%. The increase in the effective tax rate was largely driven by the change in the Company’s deferred tax asset valuation allowance. As of March 31, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013 the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance which created a one-time tax benefit of $21.6 million.  Also, variations in the tax rate year-over-year were due to an increase in permanent tax differences related to employee stock option expense.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on April 1, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $59.6 million, which consisted of highly-liquid investments with an original maturity of three months or less. Since inception, we have financed our operations primarily through our sales and rental revenue, the sale of equity securities and, to a lesser extent, from borrowings. On February 20, 2014 we completed our initial public offering and received net proceeds after commissions and expenses of $49.7 million.  As of March 31, 2014, we had $9.2 million secured debt outstanding including $8.4 million in bank financing and $0.8 million in patent licensing debt. Since inception, we have received net proceeds of $91.9 million from the issuance of redeemable convertible preferred stock. As of March 31, 2014, we had $6.0 million in available debt capacity under the term loan facility that was eligible to be drawn upon through April 11, 2014, and we drew upon the remaining availability on April 4, 2014. Our principal uses of cash are funding our capital expenditures including additional rental assets and debt service payments as described below.

We believe that our current cash and cash equivalents together with our short-term investments and available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Cash provided by (used in) operating activities	$(1,330)	$2,693	$(4,023)	-149.4%
Cash used in investing activities	(3,228)	(3,569)	341	9.6%
Cash provided by (used in) financing activities	50,587	(105)	50,692	*

*not measured

Operating activities

We derive operating cash flows from cash collected from the sale of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. In addition, operating expense leverage has increased as expenses have not grown as quickly as revenues due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle; and an increase in cash related to accounts payable resulting from the higher level of operating expenses needed to support the higher sales level.

Net cash used by operating activities for the three months ended March 31, 2014 consisted of our net income of $0.9 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $2.7 million, provision for rental revenue adjustments of $1.7 million, provision for sales returns of $0.9 million, provision for doubtful accounts of $0.2 million , loss on disposal of rental units and other fixed assets of $0.3 million, and stock-based compensation of $0.1 million. The changes in operating assets consisted of ($8.2) million of which ($10.7) million was due to an increase in accounts receivable balances during this period.  This was primarily due to a significant delay in billing for rental revenues associated with the implementation of our new medical billing system in the first quarter of 2014. We expect this trend to reverse in the second quarter of 2014.

Net cash provided by operating activities for the three months ended March 31, 2013 consisted of our net income of $0.7 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $1.7 million, provision for rental revenue adjustments of $1.2 million, provision for doubtful accounts of $0.5 million and provision for sales returns of $0.4 million. These items were partially offset by net changes in our operating assets and liabilities of ($1.8) million.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily for the purchase of rental assets, research and development, manufacturing tooling, and computer equipment and software to support our expanding business.

For the three months ended March 31, 2014, we invested $2.9 million in rental assets and $0.2 million in other property and equipment and $0.2 million in intangible assets.

For the three months ended March 31, 2013, we invested $3.2 million in rental assets and $0.4 million in other property and equipment.

We expect to continue investing in property and equipment as we expand our operations. Other than the deployment of product for rental to our customers and the necessary manufacturing equipment and tooling for the launch of our next oxygen concentrator in development, our operations are inherently capital intensive due to our portions of revenue derived from our rental business model; investments will continue to be required in order to grow rental revenue.

Financing activities

Historically, we have funded our operations through our sales and rental revenue the issuance of preferred stock and the incurrence of indebtedness.

For the three months ended March 31, 2014, net cash provided by financing activities consisted primarily of $51.6 million of net proceeds from the initial public offering which closed on February 20, 2014 after commissions and expenses and $0.5 million from the proceeds from redeemable convertible preferred stock and common stock warrants that were exercised. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of ($1.4) million as existing balances and payback terms were not changed.

For the three months ended March 31, 2013, net cash used in financing activities consisted of the issuance of $0.9 million from proceeds received from convertible preferred stock warrants that were exercised and was partially offset by repayment of ($0.9) million of borrowings under our revolving credit and term loan agreement and repayment of ($0.1) million on the contractual obligation.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define EBITDA as net income or loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income or loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital equipment or other contractual commitments;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect capital expenditure requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA, do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and
•	Other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA and Adjusted EBITDA you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated:

	Three months ended March 31,
EBITDA	2014	2013
Net income	$888	$730
Non-GAAP adjustments:
Interest expense	133	104
Interest income	(6)	(3)
Provision for income taxes	577	31
Depreciation and amortization	2,658	1,661
EBITDA	4,250	2,523
Change in fair value of preferred stock warrant liability	(36)	(20)
Stock-based compensation	131	24
Adjusted EBITDA	$4,345	$2,527

	Three months ended March 31,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2014	2013
Net loss attributable to common stockholders - GAAP	$(99)	$(993)
Add deemed dividend on redeemable convertible preferred stock	987	1,723
Pro-forma net income attributable to common stockholders	$888	$730

Pro-forma net income per share - basic common stock	$0.05	$0.05
Pro-forma net income per share - diluted common stock	$0.05	$0.05

Denominator:
Pro-forma weighted-average common shares - basic common stock	16,404,677	14,509,408
Pro-forma weighted-average common shares - diluted common stock	18,373,886	15,146,745
(1)

The pro-forma non-GAAP EPS calculations gives effect to: (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,259,647and 14,094,687 for the three months ended March 31, 2014 and 2013 (2) the cash exercise of warrants to purchase an aggregate of 142,495 shares of common stock for the three months ended March 31, 2013, which we expected to occur prior to closing of the IPO as the warrants will otherwise expire at that time and (3) the reclassification of our preferred stock warrant liability to additional paid-in-capital upon the closing of the IPO.

(2)

See note 2 to each of our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and pro-forma net incomeper share attributable to common stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $59.6 million as of March 31, 2014, which consisted of highly-liquid investments with an original maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of March 31, 2014, the total principal and accrued interest outstanding under our term loan borrowings was $8.4 million. The interest rates on our term borrowings under our revolving credit and term loan agreement bear interest at the base rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreements, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%.  The applicable margins for Terms Loans A, B, and C are 1.25%, 2.5% and 2.25%, respectively. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

To date, our international customer and distributor agreements have been denominated almost exclusively in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2014 and December 31, 2013 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. We denied the allegations in the Defendant’s counterclaims. We have filed a motion to dismiss the Defendant’s inequitable conduct counterclaim.

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

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended March 31, 2014 and March 31, 2013, we derived approximately 21.5%, and 26.3%, respectively, of our total revenue from Medicare’s service reimbursement programs (net of patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

Medicare Improvements for Patients and Providers Act of 2008 retroactively delayed the implementation of competitive bidding for 18 months from previously established dates and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. In addition to the 9.5% reduction under Medicare Improvements for Patients and Providers Act of 2008, the Centers for Medicare & Medicaid Services implemented a reduction to the monthly payment amount for stationary oxygen equipment. The monthly payment rate for non-delivery ambulatory oxygen in the relevant period was flat at $51.63. See the table below for recap of increases and decreases in the payment amounts.

(dollars in hundreds)	2009	2010	2011	2012	2013	2014
Stationary oxygen percentage rate changes 2009 - 2010	-2.30%	-1.50%
Stationary oxygen payment changes 2010 - 2011	$175.79	$173.17
Stationary oxygen percentage rate changes 2011 - 2012			0.10%	1.60%	0.70%
Stationary oxygen payment changes 2011 - 2012			$173.31	$176.06	$177.36
Stationary oxygen percentage rate changes 2013 - 2014						0.50%
Stationary oxygen payment changes 2013 - 2014						$178.24

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

Although we continue to monitor developments regarding the implementation of the competitive bidding program, we cannot predict the outcome of the competitive bidding program on our business when fully implemented, nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, including our products. We expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate and a large negative payment adjustment could adversely affect our business, financial conditions and results of operations.

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

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs Inc., and DeVilbiss Healthcare. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. As discussed above, the Patient Protection and Affordable Care Act, among other things, imposes a new excise tax, which began in 2013, on entities that manufacture, produce or import medical devices in an amount equal to 2.3% of the price for which such devices are sold in the United States, however oxygen products such as ours were exempt. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 91 competitive bidding areas, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological, and other resources. While we expended $0.6 million and $0.5 million for research and development efforts for the three months ended March 31, 2014 and March 31, 2013, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the three months ended March 31, 2014 and March 31, 2013, approximately 37.1% and 43.5% of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who receive reimbursement payments.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the reimbursement process and collect payments for our products promptly. If we fail to manage the complex and lengthy reimbursement process, it would adversely affect our business, financial conditions, and results of operations.

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

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid are likely to remain constant or decrease due, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we are not able to offset the effects of general inflation on our operating costs through increases in prices for our products. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other health providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs. As such, we must control our operating costs, particularly labor and related costs, and failing to do so could adversely affect our financial conditions and results of operations.

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

We have a limited operating history and had incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of March 31, 2014, we had an accumulated deficit of $62.6 million. These net losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to incur increases in expenses for research and development and significant expansion of our sales and marketing capabilities. Additionally, since completing our initial public offering, we expect that our selling, general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

We are parties to an amended and restated revolving credit and term loan agreement with Comerica Bank as administrative agent, which we refer to as our revolving credit and term loan agreement. The agreement provides for a previously existing term loan in the amount of $3.0 million, another previously existing term loan in the amount of $8.0 million and a new term loan facility in the amount of $12.0 million. As of March 31, 2014, we had term loan borrowings outstanding under the agreement of $8.4 million, which included $0.2 million and $3.1 million under the pre-existing term loans and $5.2 million under the new term loan. The agreement also provides for a $1.0 million revolving line of credit, none of which was outstanding as of March 31, 2014. The revolver expired on October 13, 2013 and we have no plans to renew or replace it. The agreement is secured by all or substantially all of our assets.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. As of March 31, 2014, we had an outstanding balance of $8.4 million under the term loans. In the event we fail to satisfy our covenants, or otherwise go into default, Comerica Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2014, in order to be in compliance with the liquidity requirements, debt service ratios, and leverage ratios of existing debt obligations, we were required to maintain $3.6 million in unaudited Adjusted EBITDA in the previous six months, and we had $7.5 million in actual unaudited Adjusted EBITDA, and we were required to maintain $7.2 million of cash and qualified accounts receivable, and we had $68.6 million of actual cash and qualified accounts receivable.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of approximately $56.7 million and $54.9 million, respectively. Theyexpire in various years beginning in 2022 and 2013, respectively if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes our ability to utilize NOLs could be further limited by Section 382 of the Code. Even after factoring in these limitations, the Company was able to determine based on future projections of income that it is more likely than not that all of its federal NOLs will be utilized before they expire and therefore determined that releasing the valuation allowance relating to these NOLs was appropriate during this period. However, the Company determined that some of its California NOLs will expire unused and therefore has maintained a valuation allowance of $4.1 million relating to these NOLs.

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

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

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

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs, and our failure to comply with existing requirements, or changes in those requirements or interpretations thereof, could adversely affect our business, financial condition and operating results.

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. For example, we have also experienced a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the Durable Medical Equipment Medicare Administrative Contractors, the Zone Program Integrity Contractors, the Recovery Audit Contractors, and the Comprehensive Error Rate Testing contractors, operating under the direction of the Centers for Medicare & Medicaid Services.

We have been informed by these auditors that healthcare providers and suppliers of certain durable medical equipment product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high billing error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from providers than has historically been required. It may also result in additional audit activity in other company locations in that state or Durable Medical Equipment Medicare Administrative Contractors jurisdiction. We cannot currently predict the adverse impact that these audits, methodologies and interpretations might have on our business, financial condition or operating results, but such impact could be material.

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

Any adverse event involving our products, whether in the United States or abroad could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

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

Approximately 18.8% and 20.5% of our revenue was from sales outside of the United States for the three months ended March 31, 2014 and March 31, 2013, respectively. We sell our products in 43 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results.

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

HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Covered entities, such as healthcare providers, are required to conform to such transaction set standards pursuant to HIPAA.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payors, and the cost of complying with these standards could be significant.

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

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental healthcare program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

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

Risks related to our intellectual property

If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, we will lose a significant competitive advantage, which may adversely affect our future profitability.

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

As of March 31, 2014, we had six pending U.S. patent applications, 25 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. Subsequent to March 31, 2014, the Company was issued one other patent from their pending list.  As of April 30, 2014, the Company now has 26 issued patents in the U.S.  We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. From time to time, we have commenced litigation to enforce our intellectual property rights. For example, we have pursued litigation against Inova Labs Inc. for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees. An adverse decision in this action or in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with Inova Labs Inc., not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

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

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen. Anytime. Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; and the Inogen design with the United States Patent and Trademark Office. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. We have registered the trademark Inogen in Australia, New Zealand, Canada, Chile, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, Chile, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Australia, Mexico, Canada, Chile, China and South Korea. We have applied for a European Community registration to register the trademark Inogen at Home.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

We are an “emerging growth company,” as defined in the 2012 Jumpstart Our Business Startups (JOBS) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The stock market in general and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the Company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

If stockholders holding shares of our common stock purchased prior to our public offering sell, or indicate an intention to sell, substantial amounts of their common stock in the public market the trading price of our common stock could decline. As of March 31, 2014 we had outstanding a total of 18,151,551 shares of common stock (including 3,979 of stock options which were exercised, but stock certificates were not yet issued) of which only the 4,411,763 shares of common stock sold by us and the selling stockholders in our initial public offering are freely tradable, without restriction, in the public market. Each of our directors and officers, and certain of our stockholders, has entered into lock-up agreements with the underwriter of our initial public offering that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our public offering are in effect through August 12, 2014. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of March 31, 2014, up to an additional 13,739,788 shares of common stock will be eligible for sale in the public market, 3,013,219 of which are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition 1,593,049 shares of common stock that are issuable upon exercise of outstanding options as of March 31, 2014 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 69.9% of the outstanding shares of our common stock, assuming no exercise of the underwriters’ option to purchase additional shares which was granted by certain of our selling stockholders in connection with our initial public offering. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before this offering and their respective affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

Between January 1, 2014 and March 31, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

Between January 1, 2014 and February 18, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-194016), we issued and sold an aggregate of 2,093 shares of common stock to officers, employees and consultants upon the exercise of options, at exercise prices ranging from $0.60 to $8.70 per share, for an aggregate exercise price of $5,235, pursuant to our 2002 Stock Incentive Plan.

Between January 1, 2014 and March 31, 2014, we issued and sold an aggregate of 72,316 shares of common stock warrants to investors upon the exercise of warrants at an exercise price of $0.30, for an aggregate exercise price of $21,695, we issued and sold an aggregate of 11,459 shares of Series C redeemable convertible preferred stock warrants (of which 631 shares were exercised via a cashless exercise into 228 shares of common stock) at an exercise price of $17.58 for an aggregate exercise price of $195,033 and we issued and sold 11,415 shares of Series D redeemable convertible preferred stock warrants at an exercise price of $21.90 for an aggregate exercise price of $249,989.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Initial Public Offering of Common Stock

On February 20, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 192605) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 3,529,411 shares at a price to the public of $16.00 per share. Additionally, the selling stockholders sold 981,902 shares of common stock (882,352 upon the IPO, and 99,550 of which were sold pursuant to a 30-day option granted to the underwriters). The offering closed on February 20, 2014, as a result of which we received net proceeds of approximately $52.5 million after underwriting discounts of approximately $3.9 million, but before offering expenses of approximately $2.8 million. We did not receive any proceeds from the shares sold by the selling stockholders. J.P. Morgan acted as sole book-running manager for the offering, Leerink Partners acted as lead manager, and William Blair and Stifel acted as co-managers. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on Use of Proceeds from Initial Public Offering of Common Stock.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Document

(1)

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(2)

XBRL (extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inogen, inc.

Dated:	May 13, 2014	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer

Dated:	May 13, 2014	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (principal financial and accounting officer)