Form 10-Q
period 2014-06-30
Inogen Inc
filed 2014-08-12
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The total number of shares of common stock outstanding as of July 31, 2014 was 18,240,043.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$69,046	$13,521
Accounts receivable, net of allowances of $4,139 and $3,390 at June 30, 2014 and December 31, 2013, respectively	15,645	10,231
Inventories, net of allowances of $152 and $100 at June 30, 2014 and December 31, 2013, respectively	6,101	4,248
Deferred cost of rental revenue	431	289
Income tax receivable	-	87
Deferred tax asset-current	5,345	3,923
Prepaid expenses and other current assets	1,126	531
Total current assets	97,694	32,830
Property and equipment
Rental equipment, net of allowances of $682 and $157 at June 30, 2014 and December 31, 2013, respectively	42,859	37,573
Manufacturing equipment and tooling	2,641	2,551
Computer equipment and software	3,508	2,973
Furniture and equipment	604	601
Leasehold improvements	888	887
Construction in process	1,067	1,093
Total property and equipment	51,567	45,678
Less accumulated depreciation	(20,917)	(15,956)
Property and equipment, net	30,650	29,722
Intangible assets, net	315	215
Deferred tax asset - noncurrent	16,727	17,865
Other assets	80	1,765
Total assets	$145,466	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$12,355	$9,219
Accrued payroll	2,841	2,898
Current portion of long-term debt	7,080	5,258
Warranty reserve	605	420
Deferred revenue	1,984	1,487
Income tax payable	1,435	-
Total current liabilities	26,300	19,282
Long-term liabilities
Warranty reserve-noncurrent	473	389
Preferred stock warrant liability	-	260
Deferred revenue-noncurrent	1,546	776
Long-term debt, net of current portion	6,333	5,391
Total liabilities	34,652	26,098
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 0 and 9,541,631 shares issued and outstanding; liquidation preference of $0 and $136,660 at June 30, 2014 and December 31, 2013, respectively	-	118,671
Stockholders' equity (deficit)
Preferred stock, $0.001 par value per share; 100,000 shares authorized; 0 and 66,666 shares issued and outstanding; liquidation preference of $0 and $250 at June 30, 2014 and December 31, 2013, respectively	-	247
Common stock, $0.001 par value per share; 60,000,000 shares authorized for both periods; 18,240,043 and 280,974 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	1
Additional paid-in-capital	171,141	-
Accumulated deficit	(60,345)	(62,620)
Total stockholders' equity (deficit)	110,814	(62,372)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$145,466	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Sales revenue	$20,464	$12,751	$35,321	$21,646
Rental revenue	9,929	7,406	18,705	14,258
Total revenue	30,393	20,157	54,026	35,904
Cost of revenue
Cost of sales revenue	10,682	6,464	18,223	11,655
Cost of rental revenue, including depreciation of $2,503 and $1,624 for the three months ended and $4,760 and $2,966 for the six months ended, respectively	4,597	2,636	8,751	5,075
Total cost of revenue	15,279	9,100	26,974	16,730
Gross profit	15,114	11,057	27,052	19,174
Operating expenses
Research and development	879	640	1,514	1,143
Sales and marketing	6,364	4,595	12,069	8,742
General and administrative	3,908	3,430	7,957	6,264
Total operating expenses	11,151	8,665	21,540	16,149
Income from operations	3,963	2,392	5,512	3,025
Other income (expense)
Interest expense	(203)	(95)	(336)	(199)
Interest income	12	3	18	6
Change in fair value of preferred stock warrant liability	-	(263)	36	(243)
Other income	4	-	11	209
Total other expense, net	(187)	(355)	(271)	(227)
Income before provision for income taxes	3,776	2,037	5,241	2,798
Provision for income taxes	1,490	77	2,067	108
Net income	$2,286	$1,960	$3,174	$2,690
Less deemed dividend on redeemable convertible preferred stock	-	(1,785)	(987)	(3,508)
Net income (loss) before preferred rights dividend	$2,286	$175	$2,187	$(818)
Less preferred rights dividend on redeemable convertible preferred stock	-	(175)	-	-
Net income (loss) after deemed dividend	$2,286	$-	$2,187	$(818)

Basic net income (loss) per share attributable to common stockholders (note 2)	$0.13	$-	$0.13	$(2.98)
Diluted net income (loss) per share attributable to common stockholders (note 2)	$0.11	$-	$0.11	$(2.98)

Weighted-average number of shares used in calculating income (loss) per share attributable to common stockholders (note 2):
Basic common shares	18,201,661	274,487	13,843,803	274,396
Diluted common shares	20,146,915	274,487	15,826,754	274,396

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Redeemable Convertible Preferred Stock

(unaudited)

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2013	425,511	$5,056	365,903	$6,460	1,573,126	$34,619	1,634,874	$29,130	2,701,957	$15,620	2,840,260	$27,786	$118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to common stock in connection with initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, June 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

(amounts in thousands, except share amounts)

	Series A
	convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, December 31, 2013	66,666	$247	280,974	$1	$-	$(62,620)	$(62,372)
Stock-based compensation	—	—	—	—	578	88	666
Stock options exercised	—	—	93,414	—	109	—	109
Warrants exercised - preferred & common	—	—	76,597	—	76	—	76
Reclassification of warrant liability	—	—		—	22	—	22
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	(987)	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	120,251
Issuance of common stock in connection with initial public offering	—	—	3,529,411	3	49,872	—	49,875
Net income	—	—	—	—	—	3,174	3,174
Balance, June 30, 2014	—	$—	18,240,043	$18	$171,141	$(60,345)	$110,814

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,174	$2,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,586	3,653
Loss on rental units and other fixed assets	921	168
Provision for sales returns	1,178	760
Provision for doubtful accounts	571	969
Provision for rental revenue adjustments	3,411	1,500
Provision for inventory obsolescence	79	63
Stock-based compensation expense	666	51
Deferred tax assets	(284)	—
Increase (decrease) in fair value of preferred stock warrant liability	(36)	243
Changes in operating assets and liabilities
Accounts receivable	(10,574)	(6,376)
Inventories	(1,932)	(171)
Deferred costs of rental revenue	(142)	(37)
Prepaid expenses and other current assets	(595)	(519)
Accounts payable and accrued expenses	3,136	2,625
Accrued payroll	(57)	172
Warranty reserve	269	279
Deferred revenue	1,267	715
Income tax receivable	87	—
Income tax payable	1,435	92
Net cash provided by operating activities	8,160	6,877
Cash flows from investing activities
Investment in intangible assets	(180)	—
Production of rental equipment	(6,752)	(7,746)
Purchases of property and equipment	(603)	(1,361)
Net cash used in investing activities	(7,535)	(9,107)
Cash flows from financing activities
Proceeds from borrowings	6,000	2,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	467	1,231
Proceeds from stock options exercised	109	—
Proceeds from initial public offering	56,471	—
Costs associated with initial public offering	(4,911)	—
Repayments of debt from investment in intangible assets	(86)	(106)
Repayment of borrowings	(3,150)	(1,833)
Net cash provided by financing activities	54,900	1,292
Net increase (decrease) in cash and cash equivalents	55,525	(938)
Cash and cash equivalents, beginning of period	13,521	15,112
Cash and cash equivalents, end of period	$69,046	$14,174
Supplemental disclosures of cash flow information
Cash paid during the period for interest	317	212
Cash paid during the period for income taxes	802	60
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	987	3,508

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

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that develops, manufactures and markets innovative oxygen concentrators used for supplemental long-term oxygen therapy by patients with chronic obstructive pulmonary disease, or COPD, and other chronic respiratory conditions. The Company’s proprietary Inogen One systems are designed to address the quality-of-life and other shortcomings of the traditional oxygen therapy model, which Inogen calls the delivery model. Traditionally, oxygen therapy patients have relied upon stationary oxygen concentrator systems in the home in conjunction with regular deliveries of oxygen tanks or cylinders for ambulatory, or mobile, use, limiting their mobility and requiring them to plan activities outside of their homes around delivery schedules and a finite oxygen supply.  The Company’s Inogen One systems concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere from devices weighing approximately five to seven pounds. Inogen’s products eliminate the need for oxygen deliveries, as well as regular use of a stationary concentrator, thereby improving patient quality-of-life and fostering patient mobility.

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

Certain reclassifications have been made to prior years financial statements to conform to current period financial statement presentation with no effect on previously reported financial position, results of operations or cash flows.

d)	Initial public offering (IPO)

The Company completed an initial public offering on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, the selling shareholders sold 981,902 shares for a combined total of 4,511,313 shares sold in the offering.  The Company netted approximately $49,668 after the underwriters discount and other associated expenses.  In connection with the completion of our IPO, the Company’s outstanding redeemable convertible preferred stock and non-redeemable preferred stock were all converted to common stock.  As of June 30, 2014, the Company had 18,240,043 shares of common stock outstanding.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

e)	Revenue from contracts with customers

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

2. Summary of significant accounting policies

Sales revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue, which is included in sales revenue on the Statements of Operations, comes from service contracts, extended warranty contracts and freight revenue for product shipments.

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company accrued $1,078 and $809 to provide for future warranty costs at June 30, 2014 and December 31, 2013, respectively.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The revenue is allocated to the two deliverables on a relative selling price method. The Company has vendor-specific objective evidence of selling price for the equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, the Company estimates that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, the Company estimates on average all patients will succumb to their disease within five years. The Company has taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time the Company’s product is deployed.

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

Revenue from the sales of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in cost of sales revenue on the Statements of Operations.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein as of ended June 30, 2014 and December 31, 2013, respectively.

Warrant liability
Balance as of December 31, 2013	$260
Fair value of preferred stock warrants exercised	(148)
Change in fair value	(36)
Reclassification of liability to additional paid in capital	(76)
Balance as of June 30, 2014	$—

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

At June 30, 2014 and December 31, 2013, included in accounts receivable on the balance sheets were earned but unbilled receivables of $2,729 and $1,435, respectively.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2014 and June 30, 2013.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of June 30, 2014, or as of December 31, 2013.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 71.7% and 73.3% of rental revenue for the three months ended June 30, 2014 and June 30, 2013, respectively, and based on total revenue were 23.4% and 26.9% for the three months ended June 30, 2014 and June 30, 2013, respectively. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 72.1% and 74.3% of rental revenue for the six months ended June 30, 2014 and June 30, 2013, respectively, and based on total revenue were 25.0% and 29.5% for the six months ended June 30, 2014 and June 30, 2013, respectively.  Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $3,300 or 21.1% of total accounts receivable at June 30, 2014 as compared to $2,560, or 25.0% of total accounts receivable at December 31, 2013.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2014, the Company’s three major vendors accounted for 22.6%, 18.1%, and 8.5% respectively, of total raw material purchases.  For the six months ended June 30, 2013, the Company’s three major vendors accounted for 17.3%, 15.5% and 11.1%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and six months ended June 30, 2014 and June 30, 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. revenue	$24,237	$15,051	$43,424	$27,574
Non-U.S. revenue	6,156	5,106	10,602	8,330
Total revenue	$30,393	$20,157	$54,026	$35,904

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

	June 30,	December 31,
	2014	2013
Raw materials and work-in-progress	$5,437	$3,783
Finished goods	816	565
Less: reserves	(152)	(100)
Inventories	$6,101	$4,248

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue on the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $400 and $196 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $790 and $456 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Included within property and equipment is construction in process relating to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software that has been purchased, but has not completed the final configuration process for implementation into the Company’s systems. These items have not been placed in service, therefore no depreciation and amortization has been recognized in respective periods.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three months ended June 30, 2014 and June 30, 2013, respectively, and the six months ended June 30, 2014 and June 30, 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2014	2013	2014	2013
Rental equipment	$2,503	$1,624	$4,760	$2,966
Other property and equipment	384	301	746	552
Total depreciation and amortization	$2,887	$1,925	$5,506	$3,518

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for June 30, 2014 and December 31, 2013, respectively.

	June 30,	December 31,
	2014	2013
Property and equipment
Rental equipment, net of allowance	$42,859	$37,573
Other property and equipment	8,708	8,105
Property and equipment	51,567	45,678

Accumulated depreciation
Rental equipment	16,760	12,545
Other property and equipment	4,157	3,411
Accumulated depreciation	20,917	15,956

Net property and equipment
Rental equipment	26,099	25,028
Other property and equipment	4,551	4,694
Property and equipment, net	$30,650	$29,722

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Income taxes

The Company accounts for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current three months and six months and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

Business segments

The Company operates in only one business segment – manufacturing, sales, rental and marketing of respiratory products.

Stock split

On November 11, 2013, the Company’s board of directors and stockholders approved a 3:1 reverse stock split. This became effective as of November 12, 2013 and the effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260, Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, redeemable convertible preferred stock and preferred stock warrants, and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

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

The computation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator—basic:
Net income	$2,286	$1,960	$3,174	$2,690
Less deemed dividend on redeemable convertible preferred stock	-	(1,785)	(987)	(3,508)
Net income (loss) before preferred rights dividend	2,286	175	2,187	(818)
Less preferred rights dividend	-	(175)	-	-
Less: undistributed earnings to preferred stock	-	-	(438)	-
Net income (loss) attributable to common stockholders - basic	$2,286	$-	$1,749	$(818)

Numerator—diluted:
Net income	$2,286	$1,960	$3,174	$2,690
Less deemed dividend on redeemable convertible preferred stock	-	(1,785)	(987)	(3,508)
Net income (loss) before preferred rights dividend	2,286	175	2,187	(818)
Less preferred rights dividend	-	(175)	-	-
Less undistributed earnings to preferred stock	-	-	(393)	-
Net income (loss) attributable to common stockholders - diluted	$2,286	$-	$1,794	$(818)

Denominator:
Weighted-average common shares - basic common stock	18,201,661	274,487	13,843,803	274,396
Weighted-average common shares - diluted common stock	20,146,915	274,487	15,826,754	274,396

Net income (loss) per share - basic common stock	$0.13	$-	$0.13	$(2.98)
Net income (loss) per share - diluted common stock	$0.11	$-	$0.11	$(2.98)

The computations of diluted net income applicable to common shareholders exclude redeemable convertible preferred stock, warrants and common stock options which were anti-dilutive for the three months and six months ended June 30, 2013. There were no anti-dilutive instruments for the three and six months ended June 30, 2014.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC (Comfort Life). The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of June 30, 2014 and December 31, 2013, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. There were no impairments recorded related to these intangible assets for the three and six months ended June 30, 2014 and June 30, 2013.  The Company recalculated interest and amortization of the period based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Breathe Oxygen Services that allowed them to operate in the state of Tennessee as well as other assets. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months and six months ended June 30, 2014 and June 30, 2013, there were no impairments recorded related to this intangible asset. The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the three months and six months ended June 30, 2014, the Company paid $11 and $180 for its patient setup video, website development and redesign and production of commercials.  The Company did not capitalize any intangible assets during the three and six months ended June 30, 2013.

Amortization expense for intangible assets for the three months ended June 30, 2014 and June 30, 2013 was $41 and $67, respectively, and for the six months ended June 30, 2014 and June 30, 2013 was $80 and $135, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

June 30, 2014	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$72	$113
Patents and websites	5	871	710	161
Commercial	2	105	64	41
Total		$1,161	$846	$315

December 31, 2013	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$63	$122
Patents	5	723	662	61
Commercial	2	73	41	32
Total		$981	$766	$215

4. Long-term debt

Amended and restated credit and term loan agreement

On October 12, 2012, the Company entered into an amended and restated credit and term loan agreement with its current lenders whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. The Company did not incur or defer any financing cost directly related to the amendment of the credit and term loan agreement. Due to the completion of the IPO during the term of this facility, a fee equal to 1% of the facility amount of $120, was paid to the lenders in March of 2014, and was included in general and administrative expenses in the Company’s Statements of Operations for the quarter ended March 31, 2014.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The amended and restated credit and term loan agreement with the Company’s current lenders provides for new borrowings of up to $12,000 secured by substantially all of the Company’s assets. The amended and restated credit and term loan agreement provides for the existing term loan facility for rental assets amounting to up to $3,000 (Term Loan A), a term loan facility for rental assets amounting to up to $8,000 (Term Loan B), a new term loan facility for rental assets amounting to up to $12,000 (Term Loan C), and an accounts receivable revolving line of credit amounting to up to $1,000 based on 80% of eligible accounts receivable, as defined (AR Revolver).

Principal and interest amounts for all the term loans are payable monthly.  Each term loan bears interest at the Base Rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B, and C are 1.25%, 2.5% and 2.25%, respectively.

The Term Loan A facility of $3,000 is presented net of principal payments that began in May 2011. The net balances of this term loan facility were $0 and $417 as of June 30, 2014 and December 31, 2013, respectively.

The Term Loan B facility for $8,000 is presented net of principal payments that began in May 2012. The net balances of this term loan facility were $2,444 and $3,778 as of June 30, 2014 and December 31, 2013, respectively.

The Term Loan C facility for $12,000 is presented net of principal payments that began in November 2013. The net balances were $10,267 and $5,666 as of June 30, 2014 and December 31, 2013, respectively. Payment of principal is payable monthly over a period of 36 months starting November 2013 for the initial draw.  The second draw is paid over the remaining 30 months beginning May 2014.

The AR Revolver expired on October 13, 2013, and was not renewed by the Company. There were no borrowings under the AR Revolver as of and during the six months ended June 30, 2014.

The interest rates were 4.5% for Term Loan A, 5.75% for Term Loan B, and 5.5% for Term Loan C at June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all covenants of the amended and restated credit and term loan agreement.

	June 30,	December 31,
	2014	2013
Term Loan A, bearing interest at Base Rate, monthly payments of $83 beginning May 2011 through April 2014	$—	$417
Term Loan B, bearing interest at Base Rate, monthly payments of $222 beginning May 2012 through April 2015	2,444	3,778
Term Loan C bearing interest at Base Rate, monthly payments of $167 beginning November 2013 through May 2014, $367 a month beginning June 2014 through October 2016.	10,267	5,666
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	702	788
Subtotal	$13,413	$10,649
Less: current maturities	(7,080)	(5,258)
Long-term debt, net of current portion	$6,333	$5,391

As of June 30, 2014, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

June 30, 2014
Remaining 6 months of 2014	$3,622
2015	5,810
2016	3,981
Total	$13,413

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through December 2019. At June 30, 2014, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

June 30, 2014
Remaining six (6) months of 2014	$424
2015	738
2016	336
2017	328
2018	315
Thereafter	313
$2,454

Rent expense of $180 and $269, for the three months ended June 30, 2014 and June 30, 2013, respectively, and $387 and $467 for the six months ended June 30, 2014 and June 30, 2013, respectively was included in the accompanying Statements of Operations.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the periods ended June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Product warranty liability at beginning of period	$809	$447
Accruals for warranties issued	523	533
Adjustments related to preexisting warranties (including changes in estimates)	291	322
Settlements made (in cash or in kind)	(545)	(493)
Product warranty liability at end of period	$1,078	$809

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

On October 1, 2013, the Company entered into employment agreements with certain key employees including considerations for salary, bonus awards, and severance and change of control benefits for a period up to twenty-four months upon certain qualifying terminations.

Legal proceedings

On November 4, 2011, the Company filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of the Company’s patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. Inogen alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorney fees.

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

6. Income taxes

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2010 for federal and 2009 to 2010 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities. The Company does not expect any material changes to unrecognized tax benefits in the next 12 months, and has not incurred any tax related penalties or interest.

Income tax expense was $1,490 and $2,067, an effective tax rate of 39.5% and 39.4%, for the three and six months ended June 30, 2014, respectively, compared to $77 and $108, an effective tax rate of 3.8% and 3.9% for the comparable periods ended June 30, 2013, respectively. The variation in the tax rate year-over-year was primarily driven by the change in the Company’s deferred tax asset valuation allowance. As of June 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22,909 of the valuation allowance which created a one-time tax benefit of $21,587 for the year ended December 31, 2013. Refer to the Company’s 2013 10-K filing for additional information regarding the deferred tax asset valuation allowance. Variations in the tax rate year-over-year were also due to an increase in permanent tax differences related to employee stock option expense.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

7. Convertible preferred stock

A summary of the terms of the various types of redeemable convertible preferred stock at June 30, 2014, and December 31, 2013 is as follows:

Redeemable convertible preferred stock as of June 30, 2014
Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	376,997	1,584,541	1,634,874	2,701,957	2,840,260	9,564,140
Shares converted	(425,511)	(376,997)	(1,584,541)	(1,634,874)	(2,701,957)	(2,840,260)	(9,564,140)
Shares outstanding	-	-	-	-	-	-	-

Redeemable convertible preferred stock as of December 31, 2013
Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	365,903	1,573,126	1,634,874	2,701,957	2,840,260	9,541,631
Par value	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Conversion rate	1.45108	1.73014	1.87951	2.69244	1.0000	1.0000
Liquidation preference per share	$11.880	$17.580	$21.900	$19.224	$7.140	$14.083
Dividend rate	5%	8%	8%	8%	8%	8%

			July	October	February
			2005 to	2007 to	2010 to	March
Issue date	July 2003	June 2004	July 2007	February 2009	June 2010	2012

Redemption date	January 1,	January 1,	January 1,	January 1,	January 1,	January 1,
	2016	2016	2016	2016	2016	2016

A summary of the terms of non-redeemable convertible preferred stock at June 30, 2014 and December 31, 2013 is as follows:

As of June 30, 2014
Series A
Shares authorized	100,000
Share issued	66,666
Shares converted	(66,666)
Shares outstanding	-

As of December 31, 2013
Series A
Shares authorized	100,000
Share issued	66,666
Par value	$0.001
Conversion rate	1.01706
Liquidation preference per share	$3.750
Dividend rate	5%
Issue date	May 2002

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

8. Stock incentive plans

Previously, the Company had a 2002 Stock Incentive Plan (2002 Plan), as amended. As of March 12, 2012, the 2002 Plan was terminated and the 2012 Plan was created in its place. On termination, the 2002 Plan had 1,424,540 shares of common stock outstanding. Any shares returned to the 2002 Plan as a result of expiration or termination of equity awards are now added to the 2014 Plan Share reserve.

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

The board of directors approved and adopted a 2014 Equity Incentive Plan (2014 Plan) to become effective in connection with the Company’s IPO.  A total of 895,346 shares of common stock were reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan also includes shares returned to the 2002 Plan and the 2012 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under 2002 Plan and 2012 Plan is 2,328,569 shares).  The number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 895,346 shares; (ii) 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine.

Options typically expire ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, board members and consultants of the Company at the deemed fair market value, as determined by the board of directors, of the shares underlying the options at the date of grant.

On April 1, 2014, the board approved grants totaling 632,694 shares to board members, executive officers and certain key employees with an exercise price of $16.62 per share.

The activity under the Plans for the six months ended June 30, 2014 is as follows:

Series	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2013	2,328,675	$0.60-8.70	$1.94	7.04	$10.23
Granted	632,694	$16.62	$16.62
Exercised	(93,414)	$0.60-8.70	$1.17
Forfeited	(20,420)	$0.60 - 16.62	$4.56
Expired	(4,799)	$0.60-8.37	$1.09
Outstanding as of June 30, 2014	2,842,736	$0.60-16.62	$5.21	6.60	$17.35

Employee stock-based compensation expense for the six months ended June 30, 2014 is calculated based on awards ultimately expected to vest. The Company’s rate for estimated forfeitures for new options issued was at a rate of 6.66% based on the Company’s historical option cancellations calculated on the date of grant. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rates on previously issued options have remained unchanged.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The board approved and adopted an employee stock purchase plan (ESPP) to be effective in connection with the Company’s IPO.  The first offering period of the ESPP began on February 12, 2014 and will end on the first trading on or after September 1, 2014.  Enrollment dates for future offering periods under the ESPP will begin on the first trading date after September 1st or March 1st and will end on the first trading on or after March 1st or September 1st six months later.  There are two offering periods per year.  Accumulated contributions during each offering period will be used to purchase shares of the Company’s common stock at the end of each offering period.  The purchase price for each offering period will be 85% of the lower of: the Company’s closing stock price on the enrollment date or the Company’s closing stock price on the purchase date.  The total number of shares initially reserved for issuance under the ESPP is 179,069.  The number of shares available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with the 2015 fiscal year equal to the least of (i) 179,069 shares of common stock, (ii) one-and-a-half percent (1.5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the ESPP plan administrator.  .

For the three months ended June 30, 2014 and June 30, 2013, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, for all the Plans was $535 and $27, respectively, and for the six months ended June 30, 2014 and June 30, 2013 $666 and $51, respectively.  The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of June 30, 2014 was $5,438, and as of  December 31, 2013 was $1,370.

9. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings, and other financing arrangements the Company issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock. Such warrants related to its redeemable convertible preferred stock were recorded as liabilities as a result of non-standard anti-dilution and redemption rights of the underlying stock and were carried at their estimated fair value using the Monte Carlo valuation model. In connection with the Company’s IPO, the warrants were converted to common stock warrants with no anti-dilution features.  The Company revalued the warrants as of the offering date, recorded a gain on the liability through the Statements of Operations, and subsequently reclassified the warrant liability to additional paid-in-capital.

All common stock warrants outstanding convert on a one-to-one basis to common stock.

A summary of outstanding common stock warrants at June 30, 2014 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	161,295	$0.30	2017-2019

A summary of outstanding warrants at December 31, 2013 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Series C redeemable convertible preferred stock warrants	14,215	$17.580	2015
Series D redeemable convertible preferred stock warrants	11,415	21.900	2013-2014
Series E redeemable convertible preferred stock warrants	3,120	9.612	2015
Series E redeemable convertible preferred stock warrants	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019
	263,463

The fair value of the preferred stock warrant liability was $0 and $260 at June 30, 2014 and December 31, 2013, respectively. During the three months ended June 30, 2014 and June 30, 2013, the Company recorded a gain (loss) of $0 and $(263), respectively, and $36 and ($243), respectively for the six months ended June 30, 2014 and June 30, 2013, on the change in fair value of the preferred stock warrants. The liability was reclassified to additional paid-in-capital as of February 20, 2014, and the warrants were converted to common stock warrants.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10.  Subsequent Events

On August 6, 2014, Charles E. Larsen notified the Company that he was resigning as a member of the Board of Directors (the “Board”) of the Company and the Audit Committee of the Board (the “Audit Committee”), effective immediately. Mr. Larsen’s resignation is not the result of any disagreement with the Company relating to the Company’s operations, policies or practices.  The Board has appointed Benjamin Anderson-Ray, one of the Company’s current directors, to replace Mr. Larsen on the Company’s Audit Committee.

On August 6, 2014, the Board also elected Heather D. Rider to the Board.  Ms. Rider will serve as a Class I director, with a term expiring at the annual meeting of stockholders to be held in 2015. In addition, on the same date, the Board appointed Ms. Rider as a member of the Compensation, Nominating and Governance Committee of the Board (the “Compensation Committee”), replacing Benjamin Anderson-Ray. In connection with her election to the Board, Ms. Rider will be granted a non-statutory option to purchase 2,222 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”), at a per share exercise price equal to the closing price of the Company’s common stock on the date of grant. The shares subject to the option will vest in twenty-four equal monthly installments beginning with the first monthly anniversary after the date of grant, subject to Ms. Rider’s continued service through each such vesting date. In addition, in accordance with the Company’s compensation program for non-employee directors, Ms. Rider will receive a base annual retainer of $35, payable quarterly in arrears on a pro-rata basis. The Company expects to grant an option to purchase 6,666 shares of common stock to Ms. Rider on the date of each annual meeting of stockholders, in each case based on her continuing service as a director. Each annual grant is expected to vest in twelve monthly installments beginning with the first monthly anniversary after the grant date, but will vest fully on the date of the next annual meeting of the stockholders if not otherwise fully vested on such date, subject to Ms. Rider’s continued service through such date. The Company will also reimburse Ms. Rider for all reasonable expenses in connection with her services to the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses, our assessment of the impact from Competitive Bidding, market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, our expectations regarding the Inogen At Home product, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

“Inogen,” “Inogen One,” “Inogen One G2,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” and the Inogen design are trademarks or registered trademarks of Inogen, Inc. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Inogen, Inc.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed financial statements during the three months and six months ended June 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 1, 2014.

Overview

We are a medical technology company that develops, manufactures and markets innovative oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which limits patient mobility and requires patients to plan activities outside of their homes around delivery schedules. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. We refer to this traditional delivery approach as the delivery model. Our proprietary Inogen One systems are portable devices that concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere. Using our systems, patients can eliminate their dependence on stationary concentrators and tank and cylinder deliveries, thereby improving quality-of-life and fostering mobility.

We believe our direct-to-consumer strategy has been critical to driving patient adoption of our technology. We believe all other portable oxygen concentrator manufacturers access patients through home medical equipment providers, which we believe are disincentivized to encourage portable oxygen concentrator adoption. In order to facilitate the regular delivery and pickup of oxygen tanks, home medical equipment providers have invested in geographically dispersed distribution infrastructures consisting of delivery vehicles, physical locations, and delivery personnel within each area. Because portable oxygen concentrator technology eliminates the need for physical distribution infrastructure but has higher initial equipment costs than oxygen tanks and cylinders, we believe converting to a portable oxygen concentrator model would require both significant restructuring and capital investment for home medical equipment providers. Our direct-to-consumer marketing strategy allows us to sidestep the home medical equipment channel, appeal to patients directly, and capture both the manufacturing and provider margin.

We believe our ability to capture this top-to-bottom margin, combined with our portable oxygen concentrator technology that eliminates the need for the costs associated with oxygen deliveries, gives us a cost structure advantage over our competitors using the delivery model. We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords, and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

—

Expand our sales and marketing channels. We will continue to expand our sales and marketing through efficiency improvement and/or additional hires and increased consumer awareness to drive our direct-to-consumer revenues.  In addition, we are continually looking to increase our personnel capacity to service a larger physician referral channel to facilitate growth in this area.

—

Invest in our product offerings to develop innovative products. We expended $0.9 million and $0.6 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

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

We have been developing and refining the manufacturing of our Inogen One systems over the past ten years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems. We typically enter into supply agreements for these components that specify quantity, quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended June 30, 2014 and June 30, 2013 approximately 20.3% and 25.3%, respectively and for the six months ended June 30, 2014 and June 30, 2013, approximately 19.6% and 23.2%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, all of our revenue has been denominated in United States dollars. We sell our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider. The vast majority of our revenue consists of sales revenue and rental revenue.

Our total revenue increased $10.2 million to $30.4 million for the three months ended June 30, 2014 from $20.2 million for the three months ended June 30, 2013.  Our total revenue increased $18.1 million to $54.0 million for the six months ended June 30, 2014 from $35.9 million for the six months ended June 30, 2013.  Both period increases are primarily due to the growth in direct-to-consumer cash sales and business-to-business sales of our Inogen One systems and growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products, partially offset by declining Medicare reimbursement rates.  We generated Adjusted EBITDA of $7.4 million and $4.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively. We generated Adjusted EBITDA of $11.8 million and $6.9 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  We generated net income of $2.3 million and $2.0 million for the three months ended June 30, 2014 and June 30, 2013, respectively. We generated net income of $3.2 million and $2.7 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  As of June 30, 2014, our accumulated deficit was $60.3 million.

Basis of presentation

The following describes the line items set forth in our Statements of Operations.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales, and rentals from period-to-period. We expect direct-to-consumer revenues should constitute a larger percentage of total revenue, which would increase our gross margins. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system selling prices and gross margins may fluctuate as we introduce new products and reduce our product costs. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2014 and June 30, 2013, business-to-business sales as a percentage of sales revenue were 56.9% and 62.9%, respectively. For the six months ended June 30, 2014 and June 30, 2013, business-to-business sales as a percentage of sales revenue were 55.3% and 61.2%, respectively.  Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.  We sold approximately 9,200 Inogen One systems in the three months ended June 30, 2014 compared to approximately 5,500 for the same period in 2013.  We sold approximately 15,500 Inogen One systems for the first six months of 2014 compared to approximately 9,100 for the same period in 2013 across all sales channels. Management focuses on system sales as an indicator of current business success.

Our sales of used equipment revenue is included in sales revenue, and is derived from the sale of our Inogen One systems and related accessories to home healthcare providers and patients when the product has previously been sold or rented to another patient or business.

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

We also offer a lifetime warranty for direct-to-consumer sales. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen equipment by us and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of ASC 605-25.

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

Rental revenue

Our rental revenue is derived from the rental of our Inogen One systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles.  On average, our product rentals have higher gross margins than our product sales.

As of June 30, 2014, we had over 25,100 oxygen rental patients, an increase from approximately 18,100 oxygen rental patients as of June 30, 2013.

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

Sales and marketing

Our sales and marketing expenses primarily support our direct-to-consumer strategy. Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions, benefits, and stock-based compensation for employees, and allocated facilities costs. They also include expenses for media and advertising, informational kits, public relations and other promotional and marketing activities, including travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014 primarily due to an increase in the sales force and the increasing number of rental patients and we expect a further increase in 2014 as we continue to increase sales and marketing activities.

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

Results of operations

Comparison of three months ended June 30, 2014 and June 30, 2013

Revenue

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue:
Sales revenue	$20,464	$12,751	$7,713	60.5%
Rental revenue	9,929	7,406	2,523	34.1%
Total revenue	$30,393	$20,157	$10,236	50.8%

The increase in sales revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

The increase in rental revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was attributable to the increase in rental patients from approximately 18,100 as of June 30, 2013 to approximately 25,100 as of June 30, 2014.  This increase was primarily due to additional marketing efforts, increased sales personnel and increased sales productivity improvements. The increase in rental revenue was partially offset by the reduced reimbursement rates resulting from Competitive Bidding. Round two of Competitive Bidding became effective in 91 Metropolitan Statistical Areas (MSAs) on July 1, 2013 and round one re-compete became effective in nine MSAs on January 1, 2014.

As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from Competitive Bidding. However, a recent proposal from the Centers for Medicare & Medicaid Services has recommended: (i) the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier states, (ii) bundled pricing in certain trial regions along with a removal of the 36 month cap, and (iii) a Round Two Re-Compete schedule beginning in Q4 2014 for contracts set to expire June 30, 2016.  While we are monitoring the development and implementation of this proposal, we believe that the net effect of the proposal would be an approximately 4-5% decrease in 2016 revenue should the proposal become effective in its current form.  For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue by region and category
Business-to-business domestic sales	$5,493	$2,909	$2,584	88.8%
Business-to-business international sales	6,156	5,106	1,050	20.6%
Direct-to-consumer domestic sales	8,815	4,736	4,079	86.1%
Direct-to-consumer domestic rentals	9,929	7,406	2,523	34.1%
Total revenue	$30,393	$20,157	$10,236	50.8%

Domestic sales in both business-to-business and direct-to consumer increased 88.8% and 86.1% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This increase is in direct relation to the Company’s refocus on cash sales versus rental set-ups in 2014 and the hiring of the additional internal sales representatives in the fourth quarter of 2013.  The business-to-business international sales continue to grow steadily with an increase of 20.6% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  We now sell in 44 countries outside of the United States, and will continue to expand our presence in other countries as the opportunities present themselves.  Our rental revenue increase is mainly attributable to the increase in the number patients on service to 25,100 as of June 30, 2014 versus 18,100 as of June 30, 2013.  This represents an increase in the patient base of 38.7% period over period, which was partially offset by reimbursement declines in total rental revenues.

Cost of revenue and gross profit

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Cost of sales revenue	$10,682	$6,464	$4,218	65.3%
Cost of rental revenue	4,597	2,636	1,961	74.4%
Total cost of revenue	$15,279	$9,100	$6,179	67.9%

Gross profit - sales revenue	$9,782	$6,287	$3,495	55.6%
Gross profit - rental revenue	5,332	4,770	562	11.8%
Total gross profit	$15,114	$11,057	$4,057	36.7%

Gross margin percentage - sales revenue	47.8%	49.3%
Gross margin percentage- rental revenue	53.7%	64.4%
Total gross margin percentage	49.7%	54.9%

The increase in cost of sales revenue was attributable to an increase in the number of systems sold and an increase in direct-to-consumer sales as a percentage of overall revenues which on average have higher cost of goods than business-to-business sales.

The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes depreciation of our rental assets of $2.5 million for the three months ended June 30, 2014 versus $1.6 million for the three months ended June 30, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall gross margin decreased period-over-period mainly due to the gross margin decline in rental revenue.  The rental revenue gross margin was 53.7% for the three months ended June 30, 2014 versus 64.4% for the three months ended June 30, 2013, due to lower rental reimbursement rates resulting from the implementation of round two and round one re-compete of Competitive Bidding that became effective July 1, 2013 and January 1, 2014, respectively.  In addition, costs of rental revenue including asset write-offs, depreciation, and disposables were higher per patient in the three months ended June 30, 2014 versus the comparative period ending June 30, 2013.

The sales revenue gross margin percentages decreased to 47.8% for the three months ended June 30, 2014 from 49.3% for the three months ended June 30, 2013.  This decrease in sales revenue gross margin was primarily attributed to lower average selling prices across all channels.  The lower direct-to-consumer average selling prices were due to both declining retail prices and a pricing elasticity study was conducted to test lower price points for margin optimization in the second quarter of 2014.  As a result of this direct-to-consumer pricing elasticity study, it was concluded that no additional changes to pricing structure were appropriate at this time and pricing will revert back to the previous pricing in the third quarter of 2014. The lower business-to-business average selling prices was due to increasing volume orders and our tiered pricing structure.  This decrease in gross margin was partially offset by increased mix of direct-to-consumer sales versus business-to-business sales in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Direct-to-consumer sales carry a higher gross margin than business-to-business sales.

Research and development expense

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Research and development expense	$879	$640	$239	37.3%

The increase in research and development expense was primarily attributable to personnel-related expenses as a result of increased headcount and patent and patent defense costs, adjusted rates for facility allocations, and a one-time non-recurring engineering charge.

Research and development expenses were $0.9 million, or 2.9% of total revenue, for the three months ended June 30, 2014 compared to $0.6 million, or 3.2% of total revenue, for the three months ended June 30, 2013.

Sales and marketing expense

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Sales and marketing expense	$6,364	$4,595	$1,769	38.5%

The increase in sales and marketing expense was primarily attributable to a $0.8 million increase in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.6 million increase in media-related marketing costs and software licensing to continue to grow our rental patient base and consumer cash sales, $0.1 million increase in personnel-related expenses for customer service and clinical services to support our increased rental patient base, $0.1 million increase in sales incentives and giveaways, and $0.1 million increase in credit card processing fees due to higher sales.

Sales and marketing expenses were $6.4 million, or 20.9% of total revenue, for the three months ended June 30, 2014 compared to $4.6 million, or 22.8% of total revenue, for the three months ended June 30, 2013.

General and administrative expense

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
General and administrative expense	$3,908	$3,430	$478	13.9%

The increase in general and administrative expense was primarily attributable to a $0.3 million increase in personnel-related expenses as a result of increased headcount in billing, finance, information technology and compliance to support the growth of our business. In addition, we incurred an increase of $0.2 million for costs associated with being a public company and $0.1 million in additional licenses and fees. These increases were partially offset by a $0.1 million decrease in bad debt expense.

Bad debt expense, expressed as a percentage of total revenue, was 1.2% and 2.3% for the three months ended June 30, 2014 and June 30, 2013, respectively.

General and administrative expenses were $3.9 million, or 12.9% of total revenue, for the three months ended June 30, 2014 compared to $3.4 million, or 17.0% of total revenue, for the three months ended June 30, 2013.

Other income (expense), net

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Interest expense	$(203)	$(95)	$(108)	113.7%
Interest income	12	3	9	300.0%
Revaluation of preferred stock warrant liability	-	(263)	263	-100.0%
Other income	4	-	4	*
Total other expense, net	$(187)	$(355)	$168	-47.3%

* not measured

The higher interest income in 2014 was associated with interest from the net proceeds generated from our initial public offering in February of 2014.  The increase in interest expense in 2014 was driven by the increase in average outstanding debt balances under our revolving credit and term loan agreement during the three months ended June 30, 2014 compared to the prior year.

Income tax expense

	Three months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Income tax expense	$1,490	$77	$1,413	1835.1%

The increase in the effective tax rate was largely driven by the change in the Company’s deferred tax asset valuation allowance. As of June 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance which created a one-time tax benefit of $21.6 million.  Also, variations in the tax rate year-over-year were due to an increase in permanent tax differences related to employee stock option expense.

Comparison of six months ended June 30, 2014 and June 30, 2013

Revenue

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue:
Sales revenue	$35,321	$21,646	$13,675	63.2%
Rental revenue	18,705	14,258	4,447	31.2%
Total revenue	$54,026	$35,904	$18,122	50.5%

The increase in sales revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

The increase in rental revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to the increase in rental patients from approximately 18,100 as of June 30, 2013 to approximately 25,100 as of June 30, 2014.  This increase was primarily due to additional marketing efforts, increased sales personnel and increased sales productivity improvements. The increase in rental revenue was partially offset by the reduced reimbursement rates resulting from Competitive Bidding. Round two of Competitive Bidding became effective in 91 Metropolitan Statistical Areas (MSAs) on July 1, 2013 and round one re-compete became effective in nine MSAs on January 1, 2014.

As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from Competitive Bidding.  However, a recent proposal from the Centers for Medicare & Medicaid Services has recommended: (i) the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier states, (ii) bundled pricing in certain trial regions along with a removal of the 36 month cap, and (iii) a Round Two Re-Compete schedule beginning in Q4 2014 for contracts set to expire June 30, 2016.  While we are monitoring the development and implementation of this proposal, we believe that the net effect of the proposal would be an approximately 4-5% decrease in 2016 revenue should the proposal become effective in its current form.  For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Revenue by region and category
Business-to-business domestic sales	$8,938	$4,926	$4,012	81.4%
Business-to-business international sales	10,602	8,330	2,272	27.3%
Direct-to-consumer domestic sales	15,781	8,390	7,391	88.1%
Direct-to-consumer domestic rentals	18,705	14,258	4,447	31.2%
Total revenue	$54,026	$35,904	$18,122	50.5%

Domestic sales in both business-to-business and direct-to consumer increased 81.4% and 88.1%, respectively, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This increase was primarily attributable to the Company’s refocus on direct-to-consumer sales versus rentals in 2014, and the hiring of additional internal sales representatives in the fourth quarter of 2013.  The business-to-business international sales continue to grow steadily with an increase of 27.3% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The Company now sells in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries.  The Company’s rental revenue increase is mainly attributable to the increase in the number patients on service to 25,100 as of June 30, 2014 versus 18,100 as of June 30, 2013, which was partially offset by reimbursement declines in total rental revenues.

Cost of revenue and gross profit

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Cost of sales revenue	$18,223	$11,655	$6,568	56.4%
Cost of rental revenue	8,751	5,075	3,676	72.4%
Total cost of revenue	$26,974	$16,730	$10,244	61.2%

Gross profit - sales revenue	$17,098	$9,991	$7,107	71.1%
Gross profit - rental revenue	9,954	9,183	771	8.4%
Total gross profit	$27,052	$19,174	$7,878	41.1%

Gross margin percentage - sales revenue	48.4%	46.2%
Gross margin percentage- rental revenue	53.2%	64.4%
Total gross margin percentage	50.1%	53.4%

The increase in cost of sales revenue was attributable to an increase in the number of systems sold and an increase in direct-to-consumer sales as a percentage of overall revenues which on average have higher cost of goods than business-to-business sales.  Product costs declined due to reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes, partially offset by slightly higher warranty costs.

The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes depreciation of our rental assets of $4.8 million for the six months ended June 30, 2014 versus $3.0 million for the six months ended June 30, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall gross margin decreased year-over-year mainly due to the gross margin decline in rental revenue.  The rental revenue gross margin was 53.2% for the six months ended June 30, 2014 versus 64.4% for the six months ended June 30, 2013, primarily due to lower rental reimbursement rates resulting from the implementation of round two and round one re-compete of Competitive Bidding that became effective July 1, 2013 and January 1, 2014, respectively.  In addition, costs of rental revenue including asset write-offs, depreciation, and freight were higher per patient on rental for the six months ended June 30, 2014 versus the comparative period ending June 30, 2013.

The sales revenue gross margin percentages increased to 48.4% for the six months ended June 30, 2014 from 46.2% for the six months ended June 30, 2013.  This increase in sales revenue gross margin was primarily attributed to the continued shift towards direct-to-consumer sales revenue in our revenue mix, and the lower product costs, partially offset by declining average selling prices across all channels.  As a percentage of total revenue, direct-to-consumer sales increased for the six months ended June 30, 2014 to 29.2% of total revenue from 23.4% of total revenue for the six months ended June 30, 2013.  Direct-to-consumer sales normally have a higher margin than that of the business-to-business sales (both domestically and internationally).  The lower direct-to-consumer average selling prices were due to both declining retail prices and a pricing elasticity study conducted in the second quarter of 2014 to optimize our price structure.  The lower business-to-business average selling prices were due to increasing volume orders and our tiered pricing structure.

Research and development expense

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Research and development expense	$1,514	$1,143	$371	32.5%

The increase in research and development expense was primarily attributable to personnel-related expenses as a result of increased headcount, patent and patent defense costs, adjusted rates for facility allocations, and a one-time non-recurring engineering charge.

Research and development expenses were $1.5 million, or 2.8% of total revenue, for the six months ended June 30, 2014 compared to $1.1 million, or 3.2% of total revenue, for the six months ended June 30, 2013.

Sales and marketing expense

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Sales and marketing expense	$12,069	$8,742	$3,327	38.1%

The increase in sales and marketing expense was primarily attributable to a $1.6 million increase in personnel-related expenses as a result of increased headcount to support the growth of our business, $1.0 million increase in media-related marketing costs and software licensing to continue to grow our rental patient base and consumer cash sales, $0.3 million increase in personnel-related expenses for customer service and clinical services to support our increased rental patient base, $0.3 million increase in sales incentives and giveaways, and $0.2 million increase in credit card processing fees due to higher sales.

Sales and marketing expenses were $12.1 million, or 22.3% of total revenue, for the six months ended June 30, 2014 compared to $8.7 million, or 24.4% of total revenue, for the six months ended June 30, 2013.

General and administrative expense

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
General and administrative expense	$7,957	$6,264	$1,693	27.0%

The increase in general and administrative expense was primarily attributable to a $1.0 million increase in personnel-related expenses as a result of increased headcount in billing, finance, information technology and compliance to support the growth of our business.  In addition, we incurred an increase of $0.3 million for new costs associated with being a public company, $0.2 million for a one-time fee to our lenders for the our initial public offering, $0.2 million in additional licenses and fees, $0.2 million of increased depreciation expense, and $0.1 million in higher audit and tax fees.  These increases were partially offset by a $0.4 million decrease in bad debt expense.

Bad debt expense, expressed as a percentage of total revenue, was 1.1% and 2.7% for the six months ended June 30, 2014 and June 30, 2013, respectively.

General and administrative expenses were $8.0 million, or 14.7% of total revenue, for the six months ended June 30, 2014 compared to $6.3 million, or 17.4% of total revenue, for the six months ended June 30, 2013.

Other income (expense), net

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Interest expense	$(336)	$(199)	$(137)	68.8%
Interest income	$18	$6	12	200.0%
Revaluation of preferred stock warrant liability	$36	$(243)	279	-114.8%
Other income	$11	$209	(198)	-94.7%
Total other expense, net	$(271)	$(227)	$(44)	19.4%

The higher interest income in 2014 was associated with interest from the net proceeds generated from our initial public offering in February of 2014.  The increase in interest expense in 2014 was driven by the increase in average outstanding debt balances under our revolving credit and term loan agreement during the six months ended June 30, 2014 compared to the prior year. Other income in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income is not expected to recur in future periods.

Income tax expense

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Income tax expense	$2,067	$108	$1,959	1813.9%

The increase in the effective tax rate was largely driven by the change in the Company’s deferred tax asset valuation allowance. As of June 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013 the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance which created a one-time tax benefit of $21.6 million.  Also, variations in the tax rate year-over-year were due to an increase in permanent tax differences related to employee stock option expense.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $69.0 million, which consisted of highly-liquid investments with an original maturity of six months or less. Since inception, we have financed our operations primarily through our sales and rental revenue, the sale of equity securities and, to a lesser extent, from borrowings. On February 20, 2014 we completed our initial public offering and received net proceeds after commissions and expenses of $49.7 million.  As of June 30, 2014, we had $13.4 million secured debt outstanding which consisted of $12.7 million in bank financing and $0.7 million in patent licensing debt. Since inception, we have received net proceeds of $91.9 million from the issuance of redeemable convertible preferred stock. Our principal uses of cash are funding our capital expenditures including additional rental assets and debt service payments as described below.

We believe that our current cash and cash equivalents together with our short-term investments and available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%
Cash provided by operating activities	$8,160	$6,877	$1,283	18.7%
Cash used in investing activities	(7,535)	(9,107)	1,572	17.3%
Cash provided by financing activities	54,900	1,292	53,608	*

*not measured

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. In addition, operating expense leverage has increased as expenses have not grown as quickly as revenues due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle; and an increase in cash related to accounts payable resulting from the higher level of operating expenses needed to support the higher sales level.

Net cash provided by operating activities for the six months ended June 30, 2014 consisted of our net income of $3.2 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $5.6 million, provision for rental revenue adjustments of $3.4 million, provision for sales returns of $1.2 million, provision for doubtful accounts of $0.6 million, loss on disposal of rental units and other fixed assets of $0.9 million, and stock-based compensation expense of $0.7 million. The changes in operating assets consisted of ($7.1) million of which ($13.2) million was due to a net increase in accounts receivable and other asset balances during this period with a corresponding net increase in accounts payable and other liabilities of $6.1 million.  The increase in accounts receivable was mainly due to a decrease in the collection activity in the second quarter from the rental receivables outstanding as of December 31, 2013.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily for the purchase of rental assets, research and development, manufacturing tooling, and computer equipment and software to support our expanding business.

For the six months ended June 30, 2014, we invested $6.8 million in rental assets, $0.6 million in other property and equipment and $0.2 million in intangible assets.

We expect to continue investing in property and equipment as we expand our operations. Other than the deployment of product for rental to our patients and the necessary manufacturing equipment and tooling for the launch of our next oxygen concentrator in development, our operations are inherently capital intensive due to our portions of revenue derived from our rental business model; investments will continue to be required in order to grow rental revenue.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred stock, and the incurrence of indebtedness.

For the six months ended June 30, 2014, net cash provided by financing activities consisted primarily of $51.6 million of net proceeds from the initial public offering which closed on February 20, 2014 after commissions and expenses, $0.5 million from the proceeds from redeemable convertible preferred stock and common stock warrants that were exercised, and $6.0 million from the final draw on the term loan financing that expired in April of 2014. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of ($3.2) million, as existing balances and payback terms were not changed, and payment on our contractual obligation of $0.1 million.

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

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
EBITDA	2014	2013	2014	2013
Net income	$2,286	$1,960	$3,174	$2,690
Non-GAAP adjustments:
Interest expense	203	95	336	199
Interest income	(12)	(3)	(18)	(6)
Provision for income taxes	1,490	77	2,067	108
Depreciation and amortization	2,928	1,992	5,586	3,653
EBITDA	6,895	4,121	11,145	6,644
Change in fair value of preferred stock warrant liability	—	263	(36)	243
Stock-based compensation	535	27	666	51
Adjusted EBITDA	$7,430	$4,411	$11,775	$6,938

	Three months ended June 30,		Six months ended June 30,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2014	2013	2014	2013
Net income (loss) attributable to common stockholders - GAAP	$2,286	$—	$2,187	$(818)
Add deemed dividend on redeemable convertible preferred stock	—	1,785	987	3,508
Add preferred rights dividend on redeemable convertible preferred stock	—	175	—	—
Pro-forma net income attributable to common stockholders	$2,286	$1,960	$3,174	$2,690

Pro-forma net income per share - basic common stock	$0.13	$0.13	$0.18	$0.19
Pro-forma net income per share - diluted common stock	$0.11	$0.12	$0.16	$0.17

Denominator:
Pro-forma weighted-average common shares - basic common stock	18,201,661	14,552,332	17,308,133	14,530,870
Pro-forma weighted-average common shares - diluted common stock	20,146,915	16,162,307	19,291,084	15,654,526
(1)

The pro-forma non-GAAP EPS calculations give effect to: (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,131,864, and 14,057,509 for the three and six months ended June 30, 2013, and 14,219,001 for the six months ended June 30, 2014.  The convertible preferred stock was converted prior to the three months ended June 30, 2014, therefore, shares are not on a pro-forma basis for this period. (2) the cash exercise of warrants to purchase an aggregate of 142,495 and 130,385 shares of common stock for the three and six months ended June 30, 2013, respectively.

(2)

See note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and pro-forma net income per share attributable to common stockholders.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $69.0 million as of June 30, 2014, which consisted of highly-liquid investments with an original maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of June 30, 2014, the total principal and accrued interest outstanding under our term loan borrowings was $12.7 million. The interest rates on our term borrowings under our revolving credit and term loan agreement bear interest at the base rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreements, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%.  The applicable margins for Terms Loans A, B, and C are 1.25%, 2.5% and 2.25%, respectively. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

To date, our international customer and distributor agreements have been denominated almost exclusively in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2014 and December 31, 2013 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 or during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended June 30, 2014 and June 30, 2013, we derived approximately 23.4%, and 26.9%, respectively, and for the six months ended June 30, 2014 and June 30, 2013, we derived approximately 25.0% and 29.5%, respectively, of our total revenue from Medicare’s service reimbursement programs (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

(dollars in hundreds)	2009	2010	2011	2012	2013	2014
Stationary oxygen percentage rate changes	-2.30%	-1.50%	0.10%	1.60%	0.70%	0.50%
Stationary oxygen monthly payment amounts	$175.79	$173.17	$173.31	$176.06	$177.36	$178.24

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

In July 2014, the Centers for Medicare & Medicaid Services released a proposal recommending the expansion of Competitive Bidding to occur in these un-bid areas.  Comments are being accepted until September 2, 2014.  The proposal includes applying rate reductions to all un-bid areas instead of doing an additional bidding process.  The fee schedules in the un-bid areas would be adjusted based on regional averages of the single payment amounts for areas already under Competitive Bidding.  The regional prices would be limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).  The regions would be defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

In addition, frontier states were outlined as MT, ND, SD, and WY, rural states were outlined as ME, MS, VT, and WV, and non-contiguous USA areas were outlined as AK, HI, Guam, and Puerto Rico.  Frontier states are defined as a state where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as a state where more than 50% of the population lives in rural areas per census data.  For frontier and rural states, the single payment amount would be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas.  For non-contiguous USA areas, single payment amounts would be the higher of the national ceiling, or the average of the areas bid through Competitive Bidding in that state, if the areas had been bid through Competitive Bidding.

In addition, the Centers for Medicare and Medicaid Services proposed a 12-region trial where the 36-month cap for oxygen would be removed, oxygen would be bundled under one monthly rental fee, and pricing would be determined through an additional Competitive Bidding round.  The proposal noted that the cap is difficult to administer and few patients receive benefits in the capped period, noting that only 25% of the patients reach the end of the 36 month period.  In this proposal, the current premium reimbursement for oxygen generating portable equipment, including our portable oxygen concentrators, would be eliminated.

The Centers for Medicare and Medicaid Services also announced in July 2014 the schedule for Competitive Bidding Round 2 Re-compete, associated with approximately 50% of the market with contracts set to expire June 30, 2016.  CMS will announce the bidding schedule in fall 2014 and bidding will begin in winter 2015.  Included in this announcement was an update to the product categories and the CBAs.  Respiratory equipment includes oxygen, oxygen equipment, and supplies; continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories.  This is the same as the previous respiratory equipment category except nebulizers are now their own separate category instead of being included in the respiratory equipment category.  Round 2 Re-compete is in the same geographic areas that were included in the original round 2.  However, as a result of the Office of Management and Budget’s updates to the original 91 Round 2 metropolitan statistical areas (MSAs), there are now 90 MSAs for Round 2 re-compete.  The Round 2 Re-compete competitive bidding areas have nearly the same ZIP codes as the Round 2 CBAs, the associated changes in the zip codes since the Competitive Bidding have been implemented are reflective in this Round 2 Re-compete.  Also, CBAs that were located in multi-state MSAs have been defined so that no CBA is included in more than one state.

While we are monitoring the development and implementation of this proposal, we believe that the net effect of the proposal would be an approximately 4-5% decrease in 2016 revenue should the proposal become effective in its current form.  Additionally, we expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate and a large negative payment adjustment could adversely affect our business, financial conditions and results of operations.

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

Lincare Inc., Apria Healthcare, Inc., Rotech Healthcare, Inc. and American HomePatient, Inc. are among the market leaders in providing oxygen therapy for many years, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. As discussed above, the Patient Protection and Affordable Care Act, among other things, imposes a new excise tax, which began in 2013, on entities that manufacture, produce or import medical devices in an amount equal to 2.3% of the price for which such devices are sold in the United States, however, oxygen products such as ours were exempt. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 91 competitive bidding areas, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological, and other resources. While we expended $0.9 million and $0.6 million for research and development efforts for the three months ended June 30, 2014 and June 30, 2013, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the three months ended June 30, 2014 and June 30, 2013, approximately 32.7% and 36.7%, respectively, and for the six months ended June 30, 2014 and June 30, 2013, approximately 34.6% and 39.7%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who receive reimbursement payments (including patient co-insurance obligations).

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

We obtain some of the components, subassemblies and completed products included in our Inogen concentrators from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single source suppliers for some of the components and subassemblies we use in our Inogen concentrators. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a change in supplier; however, there may be delays in switching to these alternative suppliers if our primary source is terminated without notice. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

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

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen concentrators in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen concentrators and, potentially, require additional FDA clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize our Inogen concentrators could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and operating results.

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

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our Inogen concentrators contain lithium ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and operating results may be adversely affected.

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

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future.

We had incurred losses from inception until fiscal year 2012, and we have only recently achieved profitability.

We have a limited operating history and had incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of June 30, 2014, we had an accumulated deficit of $60.3 million. These net losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to incur increases in expenses for research and development and significant expansion of our sales and marketing capabilities. Additionally, since completing our initial public offering, we expect that our selling, general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

We are parties to an amended and restated revolving credit and term loan agreement with Comerica Bank as administrative agent, which we refer to as our revolving credit and term loan agreement. The agreement provides for a previously existing term loan in the amount of $3.0 million, another previously existing term loan in the amount of $8.0 million and a new term loan facility in the amount of $12.0 million. As of June 30, 2014, we had term loan borrowings outstanding under the agreement of $12.7 million, which included $0.0 million and $2.4 million under the pre-existing term loans and $10.3 million under the new term loan. The agreement also provides for a $1.0 million revolving line of credit, none of which was outstanding as of June 30, 2014. The revolver expired on October 13, 2013 and we have no plans to renew or replace it. The agreement is secured by all or substantially all of our assets.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. As of June 30, 2014, we had an outstanding balance of $12.7 million under the term loans. In the event we fail to satisfy our covenants, or otherwise go into default, Comerica Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2014, in order to be in compliance with the liquidity requirements, debt service ratios, and leverage ratios of existing debt obligations, we were required to maintain $4.2 million in unaudited Adjusted EBITDA in the previous six months, and we had $11.8 million in actual unaudited Adjusted EBITDA, and we were required to maintain $10.3 million of cash and qualified accounts receivable, and we had $76.9 million of actual cash and qualified accounts receivable.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of approximately $56.7 million and $54.9 million, respectively. They expire in various years beginning in 2022 and 2013, respectively if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes our ability to utilize NOLs could be further limited by Section 382 of the Code. Even after factoring in these limitations, the Company was able to determine based on future projections of income that it is more likely than not that all of its federal NOLs will be utilized before they expire and therefore determined that releasing the valuation allowance relating to these NOLs was appropriate during this period. However, the Company determined that some of its California NOLs will expire unused and therefore has maintained a valuation allowance of $4.1 million relating to these NOLs.

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

Our Inogen concentrators are medical devices subject to extensive regulation in the United States and in the foreign markets where we distribute our products. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

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

Our Inogen One concentrators and Inogen At Home stationary concentrators have received pre-market clearance under Section 510(k) of the FDCA. The modifications made to our Inogen One G2 and Inogen One G3 concentrators represent non-significant modifications to the original Inogen One concentrator, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance. Any modifications to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, manufacture, design, components, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Medical devices, such as our Inogen concentrators, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our Inogen concentrators could be particularly harmful to our business, financial and operating results.

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

Approximately 20.3% and 25.3% of our revenue was from sales outside of the United States for the three months ended June 30, 2014 and June 30, 2013, respectively, and 19.6% and 23.2% for the six months ended June 30, 2014 and June 30, 2013, respectively.   We sell our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

We sell our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen concentrators to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of June 30, 2014, we had four pending U.S. patent applications, 27 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology.  We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or that relate to our business. We also require our corporate partners, outside scientific collaborators and sponsored researchers, advisors and others with access to our confidential information to sign confidentiality agreements. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and may have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, and in such cases we could not assert any trade secret rights against such party. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen. Anytime. Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; and the Inogen design with the United States Patent and Trademark Office. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. We have registered the trademark Inogen in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada, China and South Korea. We have registered the trademark Inogen at Home in Europe (European Community registration).

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

Prior to our initial public offering, there has been no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	expiration of lock-up agreements;
•	announcements of secondary offerings;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the oxygen therapy market;
•	reimbursement or legislative changes in the oxygen therapy market;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management; and
•	general economic conditions and slow or negative growth of our markets.

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

If stockholders holding shares of our common stock purchased prior to our public offering sell, or indicate an intention to sell, substantial amounts of their common stock in the public market the trading price of our common stock could decline. As of June 30, 2014 we had outstanding a total of 18,240,043 shares of common stock of which only the 4,511,313 shares of common stock sold by us and the selling stockholders in our initial public offering are freely tradable, without restriction, in the public market. Each of our directors and officers, and certain of our stockholders, has entered into lock-up agreements with the underwriter of our initial public offering that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our public offering are in effect through August 12, 2014. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of June 30, 2014, up to an additional 13,733,327 shares of common stock will be eligible for sale in the public market, 3,032,896 of which are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition 1,616,740 shares of common stock that are issuable upon exercise of outstanding options as of June 30, 2014 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

As of June 30, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 69.8% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

Between April 1, 2014 and June 30, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

•

On April 22, 2014, we issued 4,053 shares of our common stock in a cashless exercise transaction of outstanding warrants to purchase 11,367 shares of Common Stock. We received no proceeds from the cashless exercise of such warrants.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering or (ii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2014.

Use of Proceeds from Initial Public Offering of Common Stock

On February 20, 2014, we sold 3,529,411 shares in our IPO at a price to the public of $16.00 per share. Additionally, the selling stockholders sold 981,902 shares of common stock (882,352 upon the IPO, and 99,550 of which were sold pursuant to a 30-day option granted to the underwriters). The offering closed on February 20, 2014, as a result of which we received net proceeds of approximately $52.5 million after underwriting discounts of approximately $3.9 million, but before offering expenses of approximately $2.8 million. We did not receive any proceeds from the shares sold by the selling stockholders. J.P. Morgan acted as sole book-running manager for the offering, Leerink Partners acted as lead manager, and William Blair and Stifel acted as co-managers. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on Use of Proceeds from Initial Public Offering of Common Stock.

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

inogen, inc.

Dated:	August 12, 2014	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 12, 2014	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)