Form 10-Q
period 2014-09-30
Inogen Inc
filed 2014-11-12
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The total number of shares of common stock outstanding as of October 31, 2014 was 18,628,900.

TABLE OF CONTENTS

	Part I – Financial Information	Page
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets as of September 30, 2014 and December 31, 2013	3
	Statements of Operations for the Three Months Ended September 30, 2014 and September 30, 2013 and Nine Months Ended September 30, 2014 and September 30, 2013	5
	Statement of Redeemable Convertible Preferred Stock for the Nine Months Ended September 30, 2014	6
	Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2014	7
	Statements of Cash Flows for the Nine Months ended September 30, 2014 and September 30, 2013	8
	Condensed Notes to the Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39
	Part II – Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	64

INOGEN, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$56,160	$13,521
Accounts receivable, net of allowances of $3,981 and $3,390 at September 30, 2014 and December 31, 2013, respectively	18,061	10,231
Inventories, net of allowances of $183 and $100 at September 30, 2014 and December 31, 2013, respectively	7,331	4,248
Deferred cost of rental revenue	423	289
Income tax receivable	-	87
Deferred tax asset - current	6,360	3,923
Prepaid expenses and other current assets	980	531
Total current assets	89,315	32,830
Property and equipment
Rental equipment, net of allowances of $682 and $157 at September 30, 2014 and December 31, 2013, respectively	45,532	37,573
Manufacturing equipment and tooling	2,745	2,551
Computer equipment and software	3,611	2,973
Furniture and equipment	608	601
Leasehold improvements	889	887
Land and building	126	-
Construction in process	1,186	1,093
Total property and equipment	54,697	45,678
Less accumulated depreciation	(23,640)	(15,956)
Property and equipment, net	31,057	29,722
Intangible assets, net	274	215
Deferred tax asset - noncurrent	16,427	17,865
Other assets	80	1,765
Total assets	$137,153	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$11,201	$9,219
Accrued payroll	3,732	2,898
Current portion of long-term debt	267	5,258
Warranty reserve	669	420
Deferred revenue	1,959	1,487
Income tax payable	2,647	-
Total current liabilities	20,475	19,282
Long-term liabilities
Warranty reserve - noncurrent	503	389
Preferred stock warrant liability	-	260
Deferred revenue-noncurrent	1,878	776
Long-term debt, net of current portion	391	5,391
Total liabilities	23,247	26,098
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock
Preferred stock, $0.001 par value per share; 10,000,000 authorized as of December 31, 2013; 0 and 9,541,631 shares issued and outstanding; liquidation preference of $0 and $136,660 at September 30, 2014 and December 31, 2013, respectively (Note 7)	-	118,671
Stockholders' equity (deficit)
Preferred stock, $0.001 par value per share; 10,000,000 and 100,000 shares authorized; 0 and 66,666 shares issued and outstanding; liquidation preference of $0 and $250 at September 30, 2014 and December 31, 2013, respectively. (Note 7)	-	247
Common stock, $0.001 par value per share; 200,000,000 and 60,000,000 shares authorized; 18,436,802 and 280,974 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	18	1
Additional paid-in-capital	172,100	-
Accumulated deficit	(58,212)	(62,620)
Total stockholders' equity (deficit)	113,906	(62,372)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$137,153	$82,397

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Sales revenue	$19,425	$12,134	$54,746	$33,780
Rental revenue	9,968	7,643	28,673	21,901
Total revenue	29,393	19,777	83,419	55,681
Cost of revenue
Cost of sales revenue	10,146	6,751	28,369	18,406
Cost of rental revenue, including depreciation of $2,752 and $1,955 for the three months ended and $7,512 and $4,921 for the nine months ended, respectively	4,598	3,384	13,349	8,459
Total cost of revenue	14,744	10,135	41,718	26,865
Gross profit	14,649	9,642	41,701	28,816
Operating expenses
Research and development	798	674	2,312	1,817
Sales and marketing	5,587	4,550	17,656	13,292
General and administrative	4,697	3,532	12,654	9,796
Total operating expenses	11,082	8,756	32,622	24,905
Income from operations	3,567	886	9,079	3,911
Other income (expense)
Interest expense	(104)	(113)	(440)	(312)
Interest income	10	3	28	9
Change in fair value of preferred stock warrant liability	-	41	36	(202)
Other income	1	-	12	209
Total other expense, net	(93)	(69)	(364)	(296)
Income before provision for income taxes	3,474	817	8,715	3,615
Provision for income taxes	1,341	43	3,408	151
Net income	$2,133	$774	$5,307	$3,464
Less deemed dividend on redeemable convertible preferred stock	-	(1,851)	(987)	(5,359)
Net income (loss)	$2,133	$(1,077)	$4,320	$(1,895)

Basic net income (loss) per share attributable to common stockholders (note 2)	$0.12	$(3.90)	$0.24	$(6.91)
Diluted net income (loss) per share attributable to common stockholders (note 2)	$0.11	$(3.90)	$0.22	$(6.91)

Weighted-average number of shares used in calculating income (loss) per share attributable to common stockholders (note 2):
Basic common shares	18,286,208	276,618	15,340,877	274,357
Diluted common shares	20,213,102	276,618	17,293,833	274,357

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Redeemable Convertible Preferred Stock

(unaudited)

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2013	425,511	$5,056	365,903	$6,460	1,573,126	$34,619	1,634,874	$29,130	2,701,957	$15,620	2,840,260	$27,786	$118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to common stock in connection with initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, September 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity (Deficit)

(unaudited)

(amounts in thousands, except share amounts)

	Series A
	convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, December 31, 2013	66,666	$247	280,974	$1	$-	$(62,620)	$(62,372)
Stock-based compensation	—	—	—	—	1,035	88	1,123
Employee stock purchase			30,358		413		413
Stock options exercised	—	—	243,828	—	229	—	229
Warrants exercised - preferred & common	—	—	92,584	—	76	—	76
Reclassification of warrant liability	—	—	—	—	22	—	22
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	(987)	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	120,251
Issuance of common stock in connection with initial public offering	—	—	3,529,411	3	49,841	—	49,844
Net income	—	—	—	—	—	5,307	5,307
Balance, September 30, 2014	—	$—	18,436,802	$18	$172,100	$(58,212)	$113,906

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$5,307	$3,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,779	5,995
Loss on rental units	1,203	330
Loss on disposal of other fixed assets	—	85
Provision for sales returns	2,558	1,090
Provision for doubtful accounts	1,201	1,353
Provision for rental revenue adjustments	5,530	4,057
Provision for inventory obsolescence	125	92
Stock-based compensation expense	1,123	116
Deferred tax assets	(999)	—
Increase (decrease) in fair value of preferred stock warrant liability	(36)	202
Changes in operating assets and liabilities
Accounts receivable	(17,119)	(9,176)
Inventories	(3,208)	(130)
Deferred costs of rental revenue	(134)	(124)
Prepaid expenses and other current assets	(449)	(404)
Accounts payable and accrued expenses	1,982	2,718
Accrued payroll	834	447
Warranty reserve	363	396
Deferred revenue	1,574	867
Income tax receivable	87	—
Income tax payable	2,647	100
Net cash provided by operating activities	11,368	11,478
Cash flows from investing activities
Investment in intangible assets	(184)	(7)
Production of rental equipment	(10,132)	(11,918)
Purchases of property and equipment	(1,060)	(2,572)
Net cash used in investing activities	(11,376)	(14,497)
Cash flows from financing activities
Proceeds from borrowings	6,000	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	467	1,875
Proceeds from stock options exercised	229	—
Proceeds from initial public offering	56,471	—
Costs associated with initial public offering	(4,942)	—
Employee stock purchase	413	—
Repayment of debt from investment in intangible assets	(130)	(159)
Repayment of borrowings	(15,861)	(2,750)
Net cash provided by financing activities	42,647	4,966
Net increase (decrease) in cash and cash equivalents	42,639	1,947
Cash and cash equivalents, beginning of period	13,521	15,112
Cash and cash equivalents, end of period	$56,160	$17,059
Supplemental disclosures of cash flow information
Cash paid during the period for interest	478	307
Cash paid during the period for income taxes	1,673	124
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	987	5,359

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

The Company completed an initial public offering on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, the selling shareholders sold 981,902 shares for a combined total of 4,511,313 shares sold in the offering.  The Company netted approximately $49,668 after the underwriters discount and other associated expenses.  In connection with the completion of our IPO, the Company’s outstanding redeemable convertible preferred stock and non-redeemable preferred stock were all converted to common stock.  As of September 30, 2014, the Company had 18,436,802 shares of common stock outstanding.

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company accrued $1,172 and $809 to provide for future warranty costs at September 30, 2014 and December 31, 2013, respectively.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein as of nine months ended September 30, 2014.

Warrant liability
Balance as of December 31, 2013	$260
Fair value of preferred stock warrants exercised	(148)
Change in fair value	(36)
Reclassification of liability to additional paid in capital	(76)
Balance as of September 30, 2014	$—

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

At September 30, 2014 and December 31, 2013, included in accounts receivable on the balance sheets were earned but unbilled receivables of $3,410 and $1,435, respectively.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2014 and September 30, 2013.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of September 30, 2014, or as of December 31, 2013.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 78.6% and 70.8% of rental revenue for the three months ended September 30, 2014 and September 30, 2013, respectively, and based on total revenue were 26.7% and 27.4% for the three months ended September 30, 2014 and September 30, 2013, respectively.  Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 74.3% and 73.1% of rental revenue for the nine months ended September 30, 2014 and September 30, 2013, respectively, and based on total revenue were 25.6% and 28.8% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $3,661 or 20.3% of total accounts receivable at September 30, 2014 as compared to $2,560, or 25.0% of total accounts receivable at December 31, 2013.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2014, the Company’s three major vendors accounted for 18.8%, 17.8%, and 8.0%, respectively, of total raw material purchases.  For the nine months ended September 30, 2013, the Company’s three major vendors accounted for 15.7%, 14.9% and 8.6%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. revenue	$22,571	$15,194	$65,996	$42,768
Non-U.S. revenue	6,822	4,583	17,423	12,913
Total revenue	$29,393	$19,777	$83,419	$55,681

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

	September 30,	December 31,
	2014	2013
Raw materials and work-in-progress	$6,058	$3,783
Finished goods	1,456	565
Less: reserves	(183)	(100)
Inventories	$7,331	$4,248

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue on the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $367 and $251 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $1,157 and $707 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three months ended September 30, 2014 and September 30, 2013, respectively, and the nine months ended September 30, 2014 and September 30, 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2014	2013	2014	2013
Rental equipment	$2,752	$1,955	$7,512	$4,921
Other property and equipment	396	319	1,142	871
Total depreciation and amortization	$3,148	$2,274	$8,654	$5,792

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
	2014	2013
Property and equipment
Rental equipment, net of allowance	$45,532	$37,573
Other property and equipment	9,165	8,105
Property and equipment	54,697	45,678

Accumulated depreciation
Rental equipment	19,087	12,545
Other property and equipment	4,553	3,411
Accumulated depreciation	23,640	15,956

Net property and equipment
Rental equipment	26,445	25,028
Other property and equipment	4,612	4,694
Property and equipment, net	$31,057	$29,722

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

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2011 for federal and 2010 to 2011 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

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

The computation of EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator—basic:
Net income	$2,133	$774	$5,307	$3,464
Less deemed dividend on redeemable convertible preferred stock	-	(1,851)	(987)	(5,359)
Net income (loss) before preferred rights dividend	2,133	(1,077)	4,320	(1,895)
Less preferred rights dividend	-	-	-	-
Less: undistributed earnings to preferred stock	-	-	(563)	-
Net income (loss) attributable to common stockholders - basic	$2,133	$(1,077)	$3,757	$(1,895)

Numerator—diluted:
Net income	$2,133	$774	$5,307	$3,464
Less deemed dividend on redeemable convertible preferred stock	-	(1,851)	(987)	(5,359)
Net income (loss) before preferred rights dividend	2,133	(1,077)	4,320	(1,895)
Less undistributed earnings to preferred stock	-	-	(507)	-
Net income (loss) attributable to common stockholders - diluted	$2,133	$(1,077)	$3,813	$(1,895)

Denominator:
Weighted-average common shares - basic common stock	18,286,208	276,618	15,340,877	274,357
Weighted-average common shares - diluted common stock	20,213,102	276,618	17,293,833	274,357

Net income (loss) per share - basic common stock	$0.12	$(3.90)	$0.24	$(6.91)
Net income (loss) per share - diluted common stock	$0.11	$(3.90)	$0.22	$(6.91)

The computations of diluted net income applicable to common shareholders exclude redeemable convertible preferred stock, warrants and common stock options which were anti-dilutive for the three months and nine months ended September 30, 2013. There were no anti-dilutive instruments for the three and nine months ended September 30, 2014.

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC (Comfort Life). The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of September 30, 2014 and December 31, 2013, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. There were no impairments recorded related to these intangible assets for the three and nine months ended September 30, 2014 and September 30, 2013.  The Company recalculated interest and amortization of the period based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Breathe Oxygen Services that

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

allowed them to operate in the state of Tennessee as well as other assets. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months and nine months ended September 30, 2014 and September 30, 2013, there were no impairments recorded related to this intangible asset. The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the three months and nine months ended September 30, 2014, the Company paid $4 and $184 for its patient setup video, website development and redesign and production of commercials.  The Company did not capitalize any intangible assets during the three and nine months ended September 30, 2013.

Amortization expense for intangible assets for the three months ended September 30, 2014 and September 30, 2013 was $45 and $68 respectively, and for the nine months ended September 30, 2014 and September 30, 2013 was $125 and $203, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

September 30, 2014	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$77	$108
Patents and websites	5	873	737	136
Commercial	2	107	77	30
Total		$1,165	$891	$274

December 31, 2013	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$63	$122
Patents	5	723	662	61
Commercial	2	73	41	32
Total		$981	$766	$215

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

The amended and restated credit and term loan agreement with the Company’s current lenders provided for new borrowings of up to $12,000 secured by substantially all of the Company’s assets. The amended and restated credit and term loan agreement provided for the existing term loan facility for rental assets amounting to up to $3,000 (Term Loan A), a term loan facility for rental assets amounting to up to $8,000 (Term Loan B), a new term loan facility for rental assets amounting to up to $12,000 (Term Loan C), and an accounts receivable revolving line of credit amounting to up to $1,000 based on 80% of eligible accounts receivable, as defined (AR Revolver).

Principal and interest amounts for all the term loans were payable monthly.  Each term loan bore interest at the Base Rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1% and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B, and C were 1.25%, 2.5% and 2.25%, respectively.

The Term Loan A facility of $3,000 is presented net of principal payments that began in May 2011. The net balances of this term loan facility were $0 and $417 as of September 30, 2014 and December 31, 2013, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Term Loan B facility for $8,000 is presented net of principal payments that began in May 2012. The net balances of this term loan facility were $0 and $3,778 as of September 30, 2014 and December 31, 2013, respectively.

The Term Loan C facility for $12,000 is presented net of principal payments that began in November 2013. The net balances were $0 and $5,666 as of September 30, 2014 and December 31, 2013, respectively.

The AR Revolver expired on October 13, 2013, and was not renewed by the Company. There were no borrowings under the AR Revolver as of and during the nine months ended September 30, 2014.

The interest rates were 4.5% for Term Loan A, 5.75% for Term Loan B, and 5.5% for Term Loan C at September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company was in compliance with all covenants of the amended and restated credit and term loan agreement.

The Company paid all outstanding balances and accrued interest on the term loan agreements on August 22, 2014 totaling $11,600.

	September 30,	December 31,
	2014	2013
Term Loan A, bearing interest at Base Rate, monthly payments of $83 beginning May 2011 through April 2014	$—	$417
Term Loan B, bearing interest at Base Rate, monthly payments of $222 beginning May 2012 through April 2015	—	3,778
Term Loan C bearing interest at Base Rate, monthly payments of $167 beginning November 2013 through May 2014, $367 a month beginning June 2014 through October 2016.	—	5,666
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	658	788
Subtotal	$658	$10,649
Less: current maturities	(267)	(5,258)
Long-term debt, net of current portion	$391	$5,391

As of September 30, 2014, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

September 30, 2014
Remaining 3 months of 2014	$44
2015	299
2016	315
Total	$658

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through December 2019. At September 30, 2014, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

September 30, 2014
Remaining three months of 2014	$214
2015	738
2016	336
2017	328
2018	315
Thereafter	313
$2,244

Rent expense of $182 and $223, for the three months ended September 30, 2014 and September 30, 2013, respectively, and $569 and $690 for the nine months ended September 30, 2014 and September 30, 2013, respectively was included in the accompanying Statements of Operations.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve month periods ended September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Product warranty liability at beginning of period	$809	$447
Accruals for warranties issued	814	533
Adjustments related to preexisting warranties (including changes in estimates)	296	322
Settlements made (in cash or in kind)	(747)	(493)
Product warranty liability at end of period	$1,172	$809

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

Legal proceedings

On November 4, 2011, the Company filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients,” or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization,” or the ’136 patent.  The Company alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorneys’ fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

alleging patent invalidity, non-infringement and inequitable conduct.  The Company denied the allegations in the Defendant’s counterclaims and filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

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

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims.  At this time, the Company does not anticipate that any of these proceedings will have a material adverse effect on our business.

6. Income taxes

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2011 for federal and 2010 to 2011 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities. The Company does not expect any material changes to unrecognized tax benefits in the next 12 months, and has not incurred any tax related penalties or interest.

Income tax expense was $1,341 and $3,408, an effective tax rate of 38.6% and 39.1%, for the three and nine months ended September 30, 2014, respectively, compared to $43 and $151, an effective tax rate of 5.3% and 4.2% for the comparable periods ended September 30, 2013, respectively. The variation in the tax rate year-over-year was primarily driven by the change in the Company’s deferred tax asset valuation allowance. As of September 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22,909 of the valuation allowance which created a one-time tax benefit of $21,587 for the year ended December 31, 2013. Refer to the Company’s 2013 10-K filing for additional information regarding the deferred tax asset valuation allowance. Variations in the tax rate year-over-year were also due to an increase in permanent tax differences related to employee stock option expense.

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

7. Convertible preferred stock

All outstanding preferred stock automatically converted into common stock in connection with the closing of the IPO. At the closing of the IPO, 9,564,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock. Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock. The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.  There was no outstanding preferred stock as of September 30, 2014.

The Company’s Series C preferred stock warrants expired in connection with the IPO. As of February 20, 2014, 2,756 Series C preferred stock warrants were forfeited and cancelled since they were not exercised prior to the IPO.

On February 20, 2014, the Company’s Thirteenth Amended and restated Certificate of Incorporation came in to effect which authorized the Company to issue 10,000,000 of preferred stock. As of September 30, 2014 there was no preferred stock outstanding.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A summary of the terms of the various types of redeemable convertible preferred stock at December 31, 2013 is as follows:

Redeemable convertible preferred stock as of December 31, 2013 (1)
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

On April 1, 2014 and August 6, 2014, the board approved grants totaling 632,694 and 12,222 shares, respectively to board members, executive officers and certain key employees with an exercise price of $16.62 and $18.93 per share, respectively.

The activity under the Plans for the nine months ended September 30, 2014 is as follows:

Series	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2013	2,328,675	$0.60-$8.70	$1.94	7.04	$10.23
Granted	644,916	$16.62 - $18.93	$16.66
Exercised	(243,828)	$0.60-$16.62	$0.94
Forfeited	(46,636)	$0.60 - $16.62	$6.33
Expired	(4,799)	$0.60-$8.37	$1.09
Outstanding as of September 30, 2014	2,678,328	$0.60-$16.62	$5.50	6.37	$15.11
Vested and exercisable at September 20, 2014	1,574,614	$0.60-$16.62	$2.21	5.58	$18.40
Vested and expected to vest, at September 30, 2014	2,562,500	$0.60-$18.93	$5.40	6.31	$15.21

Employee stock-based compensation expense for the nine months ended September 30, 2014 is calculated based on awards ultimately expected to vest.  The Company’s rate for estimated forfeitures for new options issued was at a rate of 6.66% based on the Company’s historical option cancellations calculated on the date of grant.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rates on previously issued options have remained unchanged.

The board approved and adopted an employee stock purchase plan (ESPP) to be effective in connection with the Company’s IPO.  The first offering period of the ESPP began on February 12, 2014 and will end on the first trading date on or after September 1, 2014.  Enrollment dates for future offering periods under the ESPP will begin on the first trading date after September 1st or March 1st and will end on the first trading date on or after March 1st or September 1st six months later.  There are two offering periods per year.  Accumulated contributions during each offering period will be used to purchase shares of the Company’s common stock at the end of each offering period.  The purchase price for each offering period will be 85% of the lower of: the Company’s closing stock price on the enrollment date or the Company’s closing stock price on the purchase date.  The total number of shares initially reserved for issuance under the ESPP is 179,069.  The number of shares available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with the 2015 fiscal year equal to the least of (i) 179,069 shares of common stock, (ii) one-and-a-half percent (1.5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the ESPP plan administrator.  The first purchase date for the ESPP occurred on September 2, 2014, and the Company received $414 in contributions from the participants.  The Company issued 30,358 shares to the participants of the plan.  As of September 30, 2014, the ESPP has 148,711 shares available for issuance.

For the three months ended September 30, 2014 and September 30, 2013, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, for all the Plans was $457 and $65, respectively, and for the nine months ended September 30, 2014 and September 30, 2013 $1,123 and $116, respectively.  The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of September 30, 2014 and December 31, 2013 was $5,055 and $1,370, respectively.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

All common stock warrants outstanding convert on a one-to-one basis to common stock.  During the three months ended September 30, 2014, 16,206 common stock warrants were exercised via a net exercise into 15,987 shares of common stock.

A summary of outstanding common stock warrants at September 30, 2014 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	145,089	$0.30	2017-2019

A summary of outstanding warrants at December 31, 2013 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Series C redeemable convertible preferred stock warrants	14,215	$17.580	2015
Series D redeemable convertible preferred stock warrants	11,415	21.900	2013-2014
Series E redeemable convertible preferred stock warrants	3,120	9.612	2015
Series E redeemable convertible preferred stock warrants	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019
	263,463

The fair value of the preferred stock warrant liability was $0 and $260 at September 30, 2014 and December 31, 2013, respectively. During the three months ended September 30, 2014 and September 30, 2013, the Company recorded a gain of $0 and $41, respectively, and $36 and ($202), respectively for the nine months ended September 30, 2014 and September 30, 2013, on the change in fair value of the preferred stock warrants. The liability was reclassified to additional paid-in-capital as of February 20, 2014, and the warrants were converted to common stock warrants.

10.  Subsequent Events

On November 4, 2014 the Company completed an underwritten public offering in which selling stockholders sold 2,415,891 shares of the Company’s common stock at $21.50 per share (including 315,116 shares that were offered and sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares). All of the shares were sold by existing stockholders.  The Company did not receive any proceeds from the sale of the shares in this offering. The primary purposes of the offering were to facilitate an orderly distribution of shares and to increase the Company’s public float.  The Company’s estimated cost associated with this offering was approximately $500 and will be expensed in the fourth quarter of 2014.

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan.  This agreement is a three-year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica. The interest rate on outstanding debt balances will be LIBOR plus 1.25%.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses, our assessment of the impact from Competitive Bidding and the Centers for Medicare and Medicaid services rules, market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, our expectations regarding the Inogen At Home product, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” and the Inogen design are trademarks or registered trademarks of Inogen, Inc. We have applied with the United States Patent and Trademark Office to register the trademark “Inogen at Home,” and have registered the trademark “Inogen at Home” in Europe (European Community registration). Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed financial statements during the three months and nine months ended September 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 1, 2014.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. Our Inogen One G3 and G2 have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

We believe our direct-to-consumer strategy has been critical to driving patient adoption of our technology. Other portable oxygen concentrator manufacturers access patients by selling through home medical equipment providers, which we believe are disincentivized to encourage adoption of portable oxygen concentrators. In order to facilitate the regular delivery and pickup of oxygen tanks, home medical equipment providers have invested in geographically dispersed distribution infrastructure consisting of delivery vehicles, physical locations and delivery personnel within each area. Because portable oxygen concentrators eliminate the need for a physical distribution infrastructure, but have higher initial equipment costs than the delivery model, we believe converting to a portable oxygen concentrator model would require significant restructuring and capital investment for home medical equipment providers. Our direct-to-consumer marketing strategy allows us to sidestep the home medical equipment channel, appeal to patients directly and capture both the manufacturing and provider margin associated with long-term oxygen therapy. We believe our ability to capture this top-to-bottom margin, combined with our portable oxygen concentrator technology that eliminates the need for the service and infrastructure costs associated with the delivery model, gives us a cost structure advantage over our competitors.

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

—

Invest in our product offerings to develop innovative products. We expended $0.8 million and $0.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

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

We have been developing and refining the manufacturing of our Inogen One systems over the past ten years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity, quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended September 30, 2014 and September 30, 2013 approximately 23.2% and 23.2%, respectively was from customers outside of the United States. For the nine months ended September 30, 2014 and September 30, 2013, approximately 20.9% and 23.2%, respectively, of our total revenue was from customers outside of the United States, primarily in Europe. To date, all of our revenue has been denominated in United States dollars. We sell our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider. The vast majority of our revenue consists of sales revenue and rental revenue.

Our total revenue increased $9.6 million to $29.4 million for the three months ended September 30, 2014 from $19.8 million for the three months ended September 30, 2013.  Our total revenue increased $27.7 million to $83.4 million for the nine months ended September 30, 2014 from $55.7 million for the nine months ended September 30, 2013.  Both period increases were primarily due to the growth in direct-to-consumer cash sales and business-to-business sales of our Inogen One systems as well as growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products, partially offset by declining Medicare reimbursement rates.  We generated Adjusted EBITDA of $7.2 million and $3.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. We generated Adjusted EBITDA of $19.0 million and $10.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  We generated net income of $2.1 million and $0.8 million for the three months ended September 30, 2014 and September 30, 2013, respectively. We generated net income of $5.3 million and $3.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  As of September 30, 2014, our accumulated deficit was $58.2 million.

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

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2014 and September 30, 2013, business-to-business sales as a percentage of sales revenue were 63.6% and 61.4%, respectively. For the nine months ended September 30, 2014 and September 30, 2013, business-to-business sales as a percentage of sales revenue were 58.3% and 61.3%, respectively.  Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.  We sold approximately 8,800 Inogen One systems in the three months ended September 30, 2014 compared to approximately 5,300 for the same period in 2013.  We sold approximately 24,300 Inogen One systems for the first nine months of 2014 compared to approximately 14,400 for the same period in 2013 across all sales channels. Management focuses on system sales as an indicator of current business success.

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

As of September 30, 2014, we had approximately 26,800 oxygen rental patients, an increase of 7,600 patients from approximately 19,200 oxygen rental patients as of September 30, 2013.

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

As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 40% from 2009 to 2013.  We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

Sales and marketing

Our sales and marketing expenses primarily support our direct-to-consumer strategy. Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions, benefits, and stock-based compensation for employees and allocated facilities costs. They also include expenses for media and advertising, informational kits, public relations and other promotional and marketing activities, including travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014 primarily due to an increase in the sales force and the increasing number of rental patients and we expect a further increase in 2015 as we continue to increase sales and marketing activities.

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

Other income (expense), net

Other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement and interest income driven by the interest accruing on cash and cash equivalent. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model.

Results of operations

Comparison of three months ended September 30, 2014 and September 30, 2013

Revenue

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Revenue:
Sales revenue	$19,425	$12,134	$7,291	60.1%	66.1%	61.4%
Rental revenue	9,968	7,643	2,325	30.4%	33.9%	38.6%
Total revenue	$29,393	$19,777	$9,616	48.6%	100.0%	100.0%

The increase in sales revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

The increase in rental revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to the increase in rental patients from approximately 19,200 as of September 30, 2013 to approximately 26,800 as of September 30, 2014.  This increase was primarily due to additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by the reduced reimbursement rates resulting from Competitive Bidding. Round two of Competitive Bidding became effective in 91 Metropolitan Statistical Areas (MSAs) on July 1, 2013 and round one re-compete became effective in nine MSAs on January 1, 2014.

As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from Competitive Bidding. However, a recent ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 3-4% decrease in 2016 revenue since this pricing will be applied partially in from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016.   CMS has also announced the Round Two Re-Compete schedule beginning in the fourth quarter of 2014 for contracts set to expire June 30, 2016.  For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Revenue by region and category
Business-to-business domestic sales	$5,529	$2,871	$2,658	92.6%	18.8%	14.5%
Business-to-business international sales	6,822	4,583	2,239	48.9%	23.2%	23.2%
Direct-to-consumer domestic sales	7,074	4,680	2,394	51.2%	24.1%	23.7%
Direct-to-consumer domestic rentals	9,968	7,643	2,325	30.4%	33.9%	38.6%
Total revenue	$29,393	$19,777	$9,616	48.6%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 92.6% and 51.2%, respectively, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This increase was in direct relation to the Company’s refocus on cash sales versus rental set-ups in 2014 and the hiring of the additional internal sales representatives in the fourth quarter of 2013.  The business-to-business international sales continued to grow steadily with an increase of 48.9% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to continued strong demand primarily in Europe, and partially due to the approval of our Inogen One G3 system for reimbursement in France.  We now sell in 44 countries outside of the United States, and will continue to expand our presence in other countries as the opportunities present themselves.  Our rental revenue increase was mainly attributable to the increase in the number patients on service to 26,800 as of September 30, 2014 versus 19,200 as of September 30, 2013.  This represented an increase in the patient base of 39.6% from September 30, 2013, which was partially offset by reimbursement declines in total rental revenues.

Cost of revenue and gross profit

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Cost of sales revenue	$10,146	$6,751	$3,395	50.3%	34.5%	34.1%
Cost of rental revenue	4,598	3,384	1,214	35.9%	15.6%	17.1%
Total cost of revenue	$14,744	$10,135	$4,609	45.5%	50.2%	51.2%

Gross profit - sales revenue	$9,279	$5,383	$3,896	72.4%	31.6%	27.2%
Gross profit - rental revenue	5,370	4,259	1,111	26.1%	18.3%	21.5%
Total gross profit	$14,649	$9,642	$5,007	51.9%	49.8%	48.8%

Gross margin percentage - sales revenue	47.8%	44.4%
Gross margin percentage - rental revenue	53.9%	55.7%
Total gross margin percentage	49.8%	48.8%

The increase in cost of sales revenue was attributable to an increase in the number of systems sold and an increase in direct-to-consumer sales as a percentage of overall revenues which on average have higher revenues and cost of goods per system than business-to-business sales.

The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes depreciation of our rental assets of $2.8 million for the three months ended September 30, 2014 versus $2.0 million for the three months ended September 30, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall gross margin increase period-over-period was mainly due to the reflected lower average cost of goods sold, partially offset by sales mix changes and rental rate changes due to Competitive Bidding.  The rental revenue gross margin was 53.9% for the three months ended September 30, 2014 versus 55.7% for the three months ended September 30, 2013, partially due to lower rental reimbursement rates resulting from the implementation of round one re-compete of Competitive Bidding that became effective January 1, 2014.  In addition, costs of rental revenue including asset write-offs, depreciation, and disposables were higher per patient in the three months ended September 30, 2014 versus the comparative period ending September 30, 2013.

The sales revenue gross margin percentages increased to 47.8% for the three months ended September 30, 2014 from 44.4% for the three months ended September 30, 2013.  This increase in sales revenue gross margin was primarily attributed to increased mix towards direct-to-consumer sales versus business-to-business sales and lower average cost of goods sold, partially offset by lower average selling prices across all channels.

Research and development expense

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Research and development expense	$798	$674	$124	18.4%	2.7%	3.4%

The increase in research and development expense was primarily attributable to a $0.2 million increase in personnel-related expenses as a result of increased headcount, and slightly higher facility allocations costs, and partially offset with a reduction in product development costs and patent amortization.

Sales and marketing expense

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Sales and marketing expense	$5,587	$4,550	$1,037	22.8%	19.0%	23.0%

The increase in sales and marketing expense was primarily attributable to an increase in personnel-related expenses as a result of increased headcount to support the growth of our business and a $0.1 million increase in media-related marketing costs.  We also experienced slight increases in sales incentives, facility allocations and outside services.

General and administrative expense

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
General and administrative expense	$4,697	$3,532	$1,165	33.0%	16.0%	17.9%

The increase in general and administrative expense was primarily attributable to a $0.3 million increase in personnel-related expenses as a result of increased headcount in billing, finance, information technology and compliance to support the growth of our business. In addition, we incurred an increase of $0.3 million for costs associated with being a public company, $0.2 million in bad debt expense, $0.2 million in professional services for information technology and legal services and $0.1 million in higher licensing and fees.

Bad debt expense, expressed as a percentage of total revenue, was 2.1% and 1.9% for the three months ended September 30, 2014 and September 30, 2013, respectively.

We expect general and administrative expenses to increase in the fourth quarter of 2014 as a result of the recently completed secondary offering and continue to increase in order for us to support the costs of being a public company.

Other income (expense), net

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Interest expense	$(104)	$(113)	$9	-8.0%	-0.4%	-0.6%
Interest income	10	3	7	233.3%	0.0%	0.0%
Revaluation of preferred stock warrant liability	-	41	(41)	-100.0%	0.0%	0.2%
Other income	1	-	1	*	0.0%	0.0%
Total other expense, net	$(93)	$(69)	$(24)	34.8%	-0.3%	-0.3%

* not measured

The slightly higher interest income in 2014 was associated with higher excess cash balances attained from the net proceeds generated from our initial public offering in February of 2014.  The decrease in interest expense in 2014 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 resulted from the pay-off of our outstanding debt balances in August of 2014.

Income tax expense

	Three months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Income tax expense	$1,341	$43	$1,298	3018.6%	4.6%	0.2%

The increase in the effective tax rate to 38.6% for the three months ended September 30, 2014 from 5.3% for the three months ended September 30, 2013 was largely driven by the change in the Company’s deferred tax asset valuation allowance. As of September 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance which created a one-time tax benefit of $21.6 million.  Also, variations in the tax rate year-over-year were due to an increase in permanent tax differences related to employee stock option expense.

Comparison of nine months ended September 30, 2014 and September 30, 2013

Revenue

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Revenue:
Sales revenue	$54,746	$33,780	$20,966	62.1%	65.6%	60.7%
Rental revenue	28,673	21,901	6,772	30.9%	34.4%	39.3%
Total revenue	$83,419	$55,681	$27,738	49.8%	100.0%	100.0%

The increase in sales revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators has continued to improve in the marketplace.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.  As expected, the growth in sales revenue was not impacted by the reduced reimbursement rates resulting from Competitive Bidding.

The increase in rental revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to the increase in rental patients from approximately 19,200 as of September 30, 2013 to approximately 26,800 as of September 30, 2014.  This increase was primarily due to additional marketing efforts, increased sales personnel and increased sales productivity improvements. The increase in rental revenue was partially offset by the reduced reimbursement rates resulting from Competitive Bidding. Round two of Competitive Bidding became effective in 91 Metropolitan Statistical Areas (MSAs) on July 1, 2013 and round one re-compete became effective in nine MSAs on January 1, 2014.

A recent ruling from the Centers for Medicare & Medicaid Services (CMS) has recommended the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 3-4% decrease in 2016 revenue since this pricing will be applied partially from January 1, 2006 to June 30, 2016 and completely starting July 1, 2016.  CMS has also announced the Round Two Re-Compete schedule beginning in the fourth quarter of 2014 for contracts set to expire June 30, 2016.  For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Revenue by region and category
Business-to-business domestic sales	$14,467	$7,797	$6,670	85.5%	17.3%	14.0%
Business-to-business international sales	17,423	12,913	4,510	34.9%	20.9%	23.2%
Direct-to-consumer domestic sales	22,856	13,070	9,786	74.9%	27.4%	23.5%
Direct-to-consumer domestic rentals	28,673	21,901	6,772	30.9%	34.4%	39.3%
Total revenue	$83,419	$55,681	$27,738	49.8%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to consumer increased 85.5% and 74.9%, respectively, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This increase was primarily attributable to our refocus on direct-to-consumer sales versus rentals in 2014, and the hiring of additional internal sales representatives in the fourth quarter of 2013.  The business-to-business international sales continue to grow steadily with an increase of 34.9% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  As of September 30, 2014 we sold in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries.  Our rental revenue increase was mainly attributable to the increase in the number patients on service to 26,800 as of September 30, 2014 versus 19,200 as of September 30, 2013, which was partially offset by reimbursement declines in total rental revenues.

Cost of revenue and gross profit

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Cost of sales revenue	$28,369	$18,406	$9,963	54.1%	34.0%	33.1%
Cost of rental revenue	13,349	8,459	4,890	57.8%	16.0%	15.2%
Total cost of revenue	$41,718	$26,865	$14,853	55.3%	50.0%	48.2%

Gross profit - sales revenue	$26,377	$15,374	$11,003	71.6%	31.6%	27.6%
Gross profit - rental revenue	15,324	13,442	1,882	14.0%	18.4%	24.1%
Total gross profit	$41,701	$28,816	$12,885	44.7%	50.0%	51.8%

Gross margin percentage - sales revenue	48.2%	45.5%
Gross margin percentage - rental revenue	53.4%	61.4%
Total gross margin percentage	50.0%	51.8%

The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold and an increase in direct-to-consumer sales as a percentage of overall revenues which on average have higher revenues and cost of goods per system than business-to-business sales.  Product costs declined due to reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes, partially offset by slightly higher warranty costs.

The increase in cost of rental revenue was primarily attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue included depreciation of our rental assets of $7.5 million for the nine months ended September 30, 2014 versus $4.9 million for the nine months ended September 30, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. The overall gross margin increased year-over-year mainly due to the gross margin increase in sales revenue.  The rental revenue gross margin was 53.4% for the nine months ended September 30, 2014 versus 61.4% for the nine months ended September 30, 2013, partially due to lower rental reimbursement rates resulting from the implementation of round two and round one re-compete of Competitive Bidding that became effective July 1, 2013 and January 1, 2014, respectively.  In addition, costs of rental revenue including asset write-offs, depreciation, and freight were higher per patient on rental for the nine months ended September 30, 2014 versus the comparative period ending September 30, 2013.

The sales revenue gross margin increased to 48.2% for the nine months ended September 30, 2014 from 45.5% for the nine months ended September 30, 2013.  This increase in sales revenue gross margin was primarily attributed to the continued shift towards direct-

to-consumer sales revenue in our revenue mix and the lower product costs, partially offset by declining average selling prices across all channels.  As a percentage of total revenue, direct-to-consumer sales increased for the nine months ended September 30, 2014 to 27.4% of total revenue from 23.5% of total revenue for the nine months ended September 30, 2013.  Direct-to-consumer sales normally have a higher margin than that of the business-to-business sales (both domestically and internationally).  The lower direct-to-consumer average selling prices were due to declining retail prices, and the lower business-to-business average selling prices were due to increasing volume orders and our tiered pricing structure.

Research and development expense

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Research and development expense	$2,312	$1,817	$495	27.2%	2.8%	3.3%

The increase in research and development expense was primarily attributable to a $0.5 million increase personnel-related expenses as a result of increased headcount, $0.1 million of patent and patent defense costs and adjusted rates for facility allocations.  These increases were partially offset by a $0.1 million decrease in patent amortization costs and $0.1 million decrease in product development costs.

Sales and marketing expense

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Sales and marketing expense	$17,656	$13,292	$4,364	32.8%	21.2%	23.9%

The increase in sales and marketing expense was primarily attributable to a $2.2 million increase in personnel-related expenses as a result of increased headcount to support the growth of our business, $1.4 million in media-related marketing costs and software licensing to continue to grow our rental patient base and consumer cash sales, $0.3 million increase in personnel-related expenses for customer service and clinical services to support our increased rental patient base, $0.3 million increase in sales incentives and giveaways, and $0.2 million increase in credit card processing fees due to higher sales.

General and administrative expense

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
General and administrative expense	$12,654	$9,796	$2,858	29.2%	15.2%	17.6%

The increase in general and administrative expense was primarily attributable to a $1.3 million increase in personnel-related expenses as a result of increased headcount in billing, finance, information technology and compliance to support the growth of our business.  In addition, we incurred an increase of $0.6 million for new costs associated with being a public company, $0.3 million in additional licenses and fees, $0.2 million of increased depreciation expense, $0.3 million increase in professional services for accounting, information technology and legal services, $0.2 million for a one-time fee to our lenders for our initial public offering, and $0.1 million in higher travel and entertainment costs.

Bad debt expense, expressed as a percentage of total revenue, was 1.4% and 2.4% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

We expect general and administrative expenses to increase in the fourth quarter of 2014 as a result of the recently completed secondary offering and continue to increase in order for us to support the costs of being a public company.

Other income (expense), net

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Interest expense	$(440)	$(312)	$(128)	41.0%	-0.5%	-0.6%
Interest income	$28	$9	19	211.1%	0.0%	0.0%
Revaluation of preferred stock warrant liability	$36	$(202)	238	-117.8%	0.0%	-0.4%
Other income	$12	$209	(197)	-94.3%	0.0%	0.4%
Total other expense, net	$(364)	$(296)	$(68)	23.0%	-0.4%	-0.5%

The increase in interest expense in 2014 was driven by the increase in average outstanding debt balances under our revolving credit and term loan agreement during the nine months ended September 30, 2014 compared to the prior year. Other income in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income is not expected to recur in future periods.

Income tax expense

	Nine months ended September 30,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Income tax expense	$3,408	$151	$3,257	2157.0%	4.1%	0.3%

The increase in the effective tax rate was largely driven by the change in the Company’s deferred tax asset valuation allowance. As of September 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets which significantly reduced the Company’s effective tax rate. In December of 2013 the Company evaluated its facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance which created a one-time tax benefit of $21.6 million.  Also, variations in the tax rate year-over-year were due to an increase in permanent tax differences related to employee stock option expense.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $56.2 million, which consisted of highly-liquid investments with an original maturity of six months or less. Since inception, we have financed our operations primarily through our sales and rental revenue, the sale of equity securities and, to a lesser extent, from borrowings. On February 20, 2014, we completed our initial public offering and received net proceeds after commissions and expenses of $49.7 million.  As of September 30, 2014, we had $0.7 million secured debt outstanding which consisted of patent licensing debt. Since inception, we have received net proceeds of $91.9 million from the issuance of redeemable convertible preferred stock. Our principal uses of cash are funding our capital expenditures including additional rental assets and debt service payments as described below.

We believe that our current cash and cash equivalents together with our short-term investments and available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,		Change 2014 vs. 2013
	2014	2013	$	%
Cash provided by operating activities	$11,368	$11,478	$(110)	-1.0%
Cash used in investing activities	(11,376)	(14,497)	3,121	21.5%
Cash provided by financing activities	42,647	4,966	37,681	-758.8%

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

Net cash provided by operating activities for the nine months ended September 30, 2014 consisted of our net income of $5.3 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $8.8 million, provision for rental revenue adjustments of $5.5 million, provision for sales returns of $2.6 million, provision for doubtful accounts of $1.2 million, loss on disposal of rental units and other fixed assets of $1.2 million, and stock-based compensation expense of $1.1 million. The net changes in operating assets and liabilities consisted of ($13.4) million of which ($20.9) million was due to a net increase in accounts receivable, inventory and other asset balances during this period, partially offset by a net increase of $2.6 million of income taxes payable, $2.0 million on accounts payable and $2.9 million of other liabilities.  The increase in accounts receivable was mainly due to higher revenues in the nine months ended September 30, 2014 along with a decrease in the collection activity of our rental receivables.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily related to the production of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business.

For the nine months ended September 30, 2014, we invested $10.1 million in rental assets, $1.1 million in other property and equipment and $0.2 million in intangible assets.

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

For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of $51.5 million of net proceeds from the initial public offering which closed on February 20, 2014 after commissions and expenses (an additional $1.8 million in expenses were incurred during 2013 for total net proceeds of $49.7 million), $1.1 million from the proceeds from redeemable convertible preferred stock, common stock warrants and options that were exercised and employee stock purchase plan, and borrowings of $6.0 million from the final draw on the term loan financing. This was partially offset by the nine months of debt reduction and final pay-off of borrowings under our revolving credit and term loan agreement of ($15.9) million, and payment on our contractual obligation of ($0.1) million.  The term loan agreement was paid off on August 22, 2014, and the remaining debt and accrued interest at that time was $11.6 million.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define EBITDA as net income or loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income or loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and
•	Other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated

	Three months ended September 30,		Nine months ended September 30,
EBITDA	2014	2013	2014	2013
Net income	$2,133	$774	$5,307	$3,464
Non-GAAP adjustments:
Interest expense	104	113	440	312
Interest income	(10)	(3)	(28)	(9)
Provision for income taxes	1,341	43	3,408	151
Depreciation and amortization	3,193	2,342	8,779	5,995
EBITDA	6,761	3,269	17,906	9,913
Change in fair value of preferred stock warrant liability	—	(41)	(36)	202
Stock-based compensation	457	65	1,123	116
Adjusted EBITDA	$7,218	$3,293	$18,993	$10,231

	Three months ended September 30,		Nine months ended September 30,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2014	2013	2014	2013
Net income (loss) attributable to common stockholders - GAAP	$2,133	$(1,077)	$4,320	$(1,895)
Add deemed dividend on redeemable convertible preferred stock	—	1,851	987	5,359
Pro-forma net income attributable to common stockholders	$2,133	$774	$5,307	$3,464

Pro-forma net income per share - basic common stock	$0.12	$0.05	$0.30	$0.24
Pro-forma net income per share - diluted common stock	$0.11	$0.05	$0.27	$0.21

Denominator:
Pro-forma weighted-average common shares - basic common stock	18,286,208	14,515,083	17,637,741	14,516,523
Pro-forma weighted-average common shares - diluted common stock	20,213,102	16,262,495	19,590,565	16,350,537
(1)

The pro-forma non-GAAP EPS calculations give effect to: (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,163,056, and 14,057,509 for the three and nine months ended September 30, 2013, and 14,219,001 for the nine months ended September 30, 2014.  The convertible preferred stock was converted prior to the three months ended September 30, 2014, therefore, shares are not on a pro-forma basis for this period.  (2) the cash exercise of warrants to purchase an aggregate of 130,385 and 47,811 shares of common stock for the three and nine months ended September 30, 2013, respectively.

(2)

See note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders and pro-forma net income per share attributable to common stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $56.2 million as of September 30, 2014, which consisted of highly-liquid investments with an original maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of September 30, 2014, we did not have any outstanding term loan agreements.   We paid off all outstanding bank debt and accrued interest under the amended and restated revolving credit and term loan agreement with Comerica Bank on August 22, 2014 in the amount of $11.6 million.

Foreign currency exchange risk

To date, our international customer and distributor agreements have been denominated almost exclusively in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2014 and December 31, 2013 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 or during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JST-AN, or the Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients,” or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization,” or the ’136 patent.  We alleged in the Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Lawsuit seeks damages, injunctive relief, costs and attorneys’ fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct.  We denied the allegations in the Defendant’s counterclaims and filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

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

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.

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

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B.   For the three months ended September 30, 2014 and September 30, 2013, we derived approximately 26.7% and 27.4%, respectively, and for the nine months ended September 30, 2014 and September 30, 2013, we derived approximately 25.6% and 28.8%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, the rental cycle starts over and a new 36-month capped rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in potentially two or more years without rental income from these customers. We cannot state with certainty the number of patients in the capped rental period or the potential impact to revenue associated with patients in the capped rental period.

•

The Medicare Improvements for Patients and Providers Act of 2008 retroactively delayed the implementation of competitive bidding for 18 months from previously established dates and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. In addition to the 9.5% reduction under Medicare Improvements for Patients and Providers Act of 2008, the Centers for Medicare & Medicaid Services implemented a reduction to the monthly payment amount for stationary oxygen equipment. The monthly payment rate for non-delivery ambulatory oxygen in the relevant period was flat at $51.63. The table below summarizes the increases and decreases in the monthly payment amounts for stationary oxygen equipment.

(dollars in hundreds)	2009	2010	2011	2012	2013	2014
Stationary oxygen percentage rate changes	-2.30%	-1.50%	0.10%	1.60%	0.70%	0.50%
Stationary oxygen monthly payment amounts	$175.79	$173.17	$173.31	$176.06	$177.36	$178.24
•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act,  includes, among other things, a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions including oxygen products such as ours, which began in 2013, new face-to-face physician encounter requirements for durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial condition and results of operations.

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

Although the Centers for Medicare & Medicaid Services concluded the bidding process for the first round of Metropolitan Statistical Areas in September 2007, in July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, which retroactively delayed the implementation of competitive bidding.  The Medicare Improvements for Patients and Providers Act of 2008 also reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding.

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

Round one re-compete rates went into effect on January 1, 2014; reimbursement rates from the re-bidding process were publicly released by the Centers for Medicare & Medicaid Services on October 1, 2013. The Centers for Medicare & Medicaid Services announced average savings of approximately 37% off the current standard Medicare payment rates in effect from the product categories included in competitive bidding. We were offered 3 contracts to provide respiratory equipment in 3 of the 9 competitive bidding areas, and we accepted and signed those contracts. We are required to be able to supply additional respiratory products such as sleep and aerosol therapy, which have lower margins than our existing products. This could have a negative impact on our financial conditions and results of operations.

The Patient Protection and Affordable Care Act legislation requires the Centers for Medicare & Medicaid Services to expand competitive bidding further to additional geographic markets or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

In October 2014, the Centers for Medicare and Medicaid services released a ruling that sets forth methodologies to adjust the fee schedule amounts for items subject to competitive bidding in areas where competitive bidding is not implemented.  The ruling applies rate reductions to all un-bid areas instead of doing an additional bidding process.  The fee schedules in the un-bid areas would be adjusted based on regional averages of the single payment amounts for areas already under competitive bidding.  The regional prices would be limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).  The regions would be defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

The Centers for Medicare and Medicaid defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data.  Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico.  For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas.  For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding.

While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 3-4% decrease in 2016 revenue since this pricing will be applied partially from January 1, 2016 to June 30, 2016 and completely starting July 1, 2016.

The Centers for Medicare and Medicaid Services also announced in July 2014 the schedule for competitive bidding round two re-compete, associated with approximately 50% of the market with contracts set to expire June 30, 2016.  The Centers for Medicare and Medicaid Services intends to announce the bidding schedule in fall 2014 and commence bidding in winter 2015.  The Centers for Medicare and Medicaid Services updated the product categories and the competitive bidding areas.  Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories, such that nebulizers, which are now their own separate product category instead of being included in the respiratory equipment category.  Round two re-compete is in the same geographic areas that were included in the original round two.  However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete.  The round two re-compete competitive bidding areas have nearly the same ZIP codes as the round two competitive bidding areas, the associated  changes in the zip codes since the competitive bidding was implemented are reflective in this round two re-compete.  Also, competitive bidding areas that were located in multi-state metropolitan statistical areas were defined so that no competitive bidding area is included in more than one state.

Although we continue to monitor developments regarding the implementation of the competitive bidding program, we cannot predict the outcome of the competitive bidding program on our business when fully implemented, nor the Medicare payment rates that will be in effect in future years for the items subject to competitive bidding, including our products. We expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate and a large negative payment adjustment could adversely affect our business, financial conditions and results of operations.

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

For many years, Lincare Inc., Apria Healthcare, Inc. Rotech Healthcare, Inc. and American HomePatient, Inc. have been among the market leaders in providing oxygen therapy, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $0.8 million and $0.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $2.3 million and $1.8 million for research and development efforts for nine months ended September 30, 2014 and September 30, 2013, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the three months ended September 30, 2014 and September 30, 2013, approximately 33.9% and 38.6%, respectively, and for the nine months ended September 30, 2014 and September 30, 2013, approximately 34.4% and 39.3% of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who directly receive reimbursement from third-party payors.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the reimbursement process and collect payments for our products promptly. If we fail to manage the complex and lengthy reimbursement process, it would adversely affect our business, financial conditions and results of operations.

Failure to obtain private payor contracts and future reductions in reimbursement rates from private payors could have a material adverse effect on our financial condition and operating results.

A portion of our revenue is derived from private payors. Based on our patient population, we estimate at least 30% of potential customers have non-Medicare insurance coverage, and we believe these patients represent a younger and more active patient population that will be drawn to the quality-of-life benefits of our solution. Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and operating results. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare payment amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to obtain or maintain private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial conditions and results of operations.

We obtain some of the components, subassemblies and completed products included in our Inogen One systems and our Inogen At Home from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a change in supplier; however, there may be delays in switching to these alternative suppliers if our primary source is terminated without notice. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, in future periods, we may be required to perform due diligence to determine the origin of such minerals, and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen One systems and Inogen At Home systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen One systems and Inogen At Home systems and, potentially, require additional FDA clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize our Inogen One systems and Inogen At Home systems could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and operating results.

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

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid, and are likely to remain constant or decrease due, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we are not able to offset the effects of general inflation on our operating costs through increases in prices for our products. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs. As such, we must control our operating costs, particularly labor and related costs and failing to do so could adversely affect our financial conditions and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering staff and our sales and marketing executives. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

We incurred losses from inception until fiscal year 2012, and we have only recently achieved profitability.

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of September 30, 2014, we had an accumulated deficit of $58.2 million. These net losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to incur increases in expenses for research and development and significant expansion of our sales and marketing capabilities. Additionally, since completing our initial public offering, we expect that our selling, general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during the summer months. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

The terms of our revolving credit agreement may restrict our current and future operations, and could affect our ability to respond to changes in our business and to manage our operations.

On November 7, 2014, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., which we refer to as our revolving credit agreement. The agreement provides for a revolving credit facility in an aggregate principal amount of $15.0 million with a sublimit of $1.0 million for the issuance of letters of credit on our behalf. The agreement is secured by all or substantially all of our assets.

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014 through the four-quarter test period ending March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2014, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10 million in EBITDA for the preceding test period, and we had $22.2 million in EBITDA for that period, and we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $113.6 million.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards, or NOLs, of approximately $56.7 million and $54.9 million, respectively. They expire in various years beginning in 2022 and 2013, respectively, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with this offering or future transactions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code. Even after factoring in these limitations, we were able to determine based on future projections of income that it is more likely than not that all of our federal NOLs will be utilized before they expire and therefore determined that releasing the valuation allowance relating to these NOLs was appropriate during this period. However, we determined that some of our California NOLs will expire unused and therefore we have maintained a valuation allowance of $4.1 million relating to these NOLs.

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

Before we can market or sell a medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a pre-market approval application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The pre-market approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The pre-market approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a pre-market approval application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and pre-market approval processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The process of obtaining a pre-market approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

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

Our Inogen One systems and Inogen At Home system have received pre-market clearance under Section 510(k) of the FDCA. The modifications made to our Inogen One G2 and Inogen One G3 systems represent non-significant modifications to the original Inogen One system, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance. Any modifications to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, manufacture, design, components, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. Specifically, pursuant to the Food and Drug Administration Safety and Innovation Act, which was signed into law in July 2012, the FDA was obligated to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. The FDA issued this report in 2014 and indicated that manufacturers should continue to adhere to the FDA’s 1997 Guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device.  However, the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

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

Approximately 23.2% and 23.2% of our revenue was from sales outside of the United States for three months ended September 30, 2014 and September 30, 2013, respectively and 20.9% and 23.2% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  As of September 30, 2014, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Patient Protection and Affordable Care Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. As of August 1, 2013, manufacturers are required to collect data, and were required to submit their first data reports to the Centers for Medicare & Medicaid Services by March 31, 2014 and by the 90th day of each calendar year thereafter.

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

As of September 30, 2014 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of September 30, 2014, we had five pending U.S. patent applications, 27 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may also result in the loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products and procedures.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction and some companies opt not to publish their patent applications, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent re-examinations, or inter partes reviews. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

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

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen.  Anytime, Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; and the Inogen design with the United States Patent and Trademark Office. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. We have registered the trademark Inogen in Australia, Canada, China, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada and China.  We have registered the trademark Inogen at Home in Europe (European Community registration).

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

On February 20, 2014 we completed our initial public offering.  As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

No material weaknesses in internal control over financial reporting were identified in connection with the audit of our financial statements for the year ended December 31, 2013. However, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may suffer.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the 2012 Jumpstart Our Business Startups (JOBS) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests.  In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies.  We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Risks related to our common stock

We expect that our stock price will fluctuate significantly, and you may have difficulty selling your shares.

Prior to our initial public offering, there was no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

If our existing stockholders sell substantial amounts of their common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of September 30, 2014, we had outstanding a total of 18,436,802 shares of common stock, of which approximately 6,800,000 shares are freely tradable without restriction in the public market and, which amount excludes approximately 2,050,000 shares held by directors and executive officers and are subject to volume limitations under Rule 144 and the Securities Act of 1933, as amended, and various vesting agreements. Certain of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to approximately 9,500,000 shares of our common stock, excluding the shares of our common that were sold in our recently completed secondary offering. If we register any of these shares of common stock, those stockholders would be able to sell those shares freely in the public market. In addition, after our initial public offering, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans and, as of September 30, 2014, 2,678,328 shares of our common stock (which amount includes options to purchase 144,253 shares of common stock which were exercised for cash and sold by Raymond Huggenberger in connection with the closing of our secondary offering) are issuable upon exercise of outstanding options that will become eligible for sale in the public market to the extent permitted by the vesting provisions thereunder.

In addition, in the future we may issue additional shares of our common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise.

If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us after this offering and could limit your ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 62.1% of the outstanding shares of our common stock, assuming no exercise of the underwriters’ option to purchase additional shares in the Company’s subsequent offering which closed on November 4, 2014.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We continue to retain broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We continue to retain broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock.  We might not be able to yield a significant return, if any, on any investment of these net proceeds from the initial public offering.  Stockholders will not have the opportunity to influence our management’s decisions on how to use the net proceeds, and our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

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

Item 2.  Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

Between July 1, 2014 and September 30, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

•

On September 4, 2014, we issued 15,987 shares of common stock upon the cashless exercise of six outstanding warrants to purchase a total of 16,206 shares of common stock based on a weighted average exercise price of $0.30 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2014.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	November 12, 2014	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 12, 2014	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)