Form 10-K
period 2014-12-31
Inogen Inc
filed 2015-04-27
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Select Market, was approximately $135,071,367. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of April 15, 2015, the registrant had 19,282,247 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

i

INOGEN, INC.

PART I

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the notes to those statements included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of the impact from Competitive Bidding and the Centers for Medicare and Medicaid services rules;
•	our ability to develop new products, including our fourth-generation portable oxygen concentrator, improve our existing products and increase the value of our products;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding our fourth-generation portable oxygen concentrator product; and
•	the effects of competition.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks of Inogen, Inc. We have registered the trademark Inogen in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada, and China. We have registered the trademark Inogen At Home in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Form 10-K, “we,” “us” and “our” refer to Inogen, Inc.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and unit counts. The following discussion of our financial condition and results of operations should be read together with our financial statements and the accompanying notes to those statements included elsewhere in this document.  Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-K.

ITEM 1. BUSINESS

General

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. Our Inogen One G3 and G2 have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Although portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market, we estimate based on 2013 Medicare data that patients using portable oxygen concentrators represent approximately 5% to 7% of the total addressable oxygen market in the United States. Based on 2013 industry data, we believe we were the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. We believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning we market our products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting our direct-to-consumer strategy in 2009 following our acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, we have directly sold or rented our Inogen One systems to more than 66,000 patients, growing our revenue from $10.7 million in 2009 to $112.5 million in 2014. In 2014, 22% of our revenue came from our international markets and 35% of our revenue came from oxygen rentals. Our net loss was $2.6 million in 2009 transitioning to net income of $6.8 million in 2014.

Our market

Overview of oxygen therapy market

We believe the current total addressable oxygen therapy market in the United States is approximately $3 billion to $4 billion, based on 2013 Medicare data and our estimate of the ratio of the Medicare market to the total market. We estimate that there are 2.5 to 3 million patients in the United States and more than 4.5 million patients worldwide use oxygen therapy, and more than 60% of oxygen therapy patients in the United States are covered by Medicare. The number of oxygen therapy patients in the United States is projected to grow by approximately 7% to 10% per year between 2013 and 2019, which we believe is the result of earlier diagnosis of chronic respiratory conditions, demographic trends and longer durations of long-term oxygen therapy.

Long-term oxygen therapy has been shown to be a cost-efficient and clinically effective means to treat hypoxemia, a condition in which patients have insufficient oxygen in the blood. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner, causing organ damage and poor health. Chronic obstructive pulmonary disease, or COPD, is a leading cause of hypoxemia. Approximately 70% of our patient population has been diagnosed with COPD, which we believe is reflective of the long-term oxygen therapy market in general. Industry sources estimate that 24 million people in the United States suffer from COPD, of which one-half are undiagnosed.

According to our analysis of 2013 Medicare data, approximately two-thirds of U.S. oxygen users require ambulatory oxygen and the remaining one-third require only stationary or nocturnal oxygen. Clinical data has shown that ambulatory patients that use oxygen twenty-four hours a day, seven days a week, or 24/7, regardless of whether such patients rely on portable oxygen concentrators or the delivery model, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 patients. The cost of one year of oxygen therapy is less than the cost of one day in the hospital. Of the ambulatory patients, we estimate that approximately 85% rely upon the delivery model, which has the following disadvantages:

•	limited flexibility outside the home, dictated by the finite oxygen supply provided by tanks and cylinders and dependence on delivery schedules;
•	restricted mobility and inconvenience within the home, as patients must attach long, cumbersome tubing to a noisy stationary concentrator to move within their homes;
•	products are not cleared for use on commercial aircraft and cannot plug into a vehicle outlet for extended use; and
•

high costs driven by the infrastructure necessary to establish a geographically diverse distribution network to serve patients locally, as well as personnel, fuel and other costs, which have limited economies of scale and generally increase over time.

Portable oxygen concentrators were developed in response to many of the limitations associated with traditional oxygen therapy. Portable oxygen concentrators are designed to offer a self-replenishing, unlimited supply of oxygen that is concentrated from the surrounding air and to operate without the need for oxygen tanks or regular oxygen deliveries, enhancing patient independence and mobility. Additionally, because portable oxygen concentrators do not require the physical infrastructure and service intensity of the delivery model, we believe portable oxygen concentrators can provide long-term oxygen therapy with a lower cost structure. Despite the ability of portable oxygen concentrators to address many of the shortcomings of traditional oxygen therapy, we estimate based on 2013 Medicare data that the amount spent by patients with portable oxygen concentrators represents approximately 5% to 7% of total oxygen therapy spend. We believe the following has hindered the market acceptance of portable oxygen concentrators:

•

to obtain portable oxygen concentrators, patients are dependent on home medical equipment providers, which have made significant investments in the physical distribution infrastructure to support the delivery model and which we believe are therefore disincentivized to encourage adoption of portable oxygen concentrators;

•	constrained manufacturing costs of conventional portable oxygen concentrators, driven by home medical equipment provider preference for products that have lower upfront equipment cost; and
•	limitations of conventional portable oxygen concentrators, including bulkiness, poor reliability and lack of suitability beyond intermittent or travel use.

Our solution

Our Inogen One systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe improves quality-of-life, fosters mobility and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We believe our direct-to-consumer strategy increases our ability to effectively develop, design and market our Inogen One solutions, as it allows us to:

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

We believe the combination of our direct-to-consumer strategy with our singular focus on designing and developing oxygen concentrator technology has created the best-in-class portfolio of portable oxygen concentrators. Our two current portable product offerings, the Inogen One G3 and Inogen One G2, at approximately 4.8 and 7.0 pounds, respectively, are amongst the most lightweight portable oxygen concentrators on the market. We believe our Inogen One solutions offer the following benefits:

•

Single solution for home, ambulatory, travel (including on commercial aircraft) and nocturnal treatment. We believe our Inogen One solutions are the only portable oxygen concentrators marketed as a single solution, by which we mean a patient can use our Inogen One systems as their only supplemental oxygen source with no need to also use a stationary concentrator regularly. Our compressors are specifically designed to enable our patients to run our portable oxygen concentrators 24/7, whether powered by battery or plugged into an outlet at home or in a car while the battery is recharging.

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

Our Inogen One systems and Inogen At Home system

We market our current portable product offerings, the Inogen One G3 and the Inogen One G2, as single solutions for oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator. We believe the technology in our Inogen One G3 and our Inogen One G2 is effective for nocturnal use. Our Inogen One G2 and the Inogen One G3 are sub-5 and sub-10 pound portable oxygen concentrators that can operate reliably and cost-effectively over the long period of time needed to service oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. The following table summarizes our key product features:

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

The Inogen One G3, our latest portable oxygen concentrator released to market in September 2012, is among the most lightweight products on the market with substantially higher oxygen production capabilities than the other sub-5 pound portable oxygen concentrators on the market. We believe the performance parameters around the Inogen One G3 and Inogen One G2 allow us to serve approximately 95% of the ambulatory oxygen patients and enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory patient market and serves as a backup to our Inogen One system for ambulatory patients. We currently provide a backup source of oxygen to our patients who are able to elect either a stationary concentrator or oxygen tank as their backup source.

We believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. At approximately 18 pounds, the Inogen At Home concentrator is lighter than current oxygen concentrators from leading manufacturers with equivalent flow capacity. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients, as well as reduces manufacturing and distribution complexities.  While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home represents a compelling solution for nocturnal-only oxygen therapy patients that do not yet require a portable solution, which are estimated to represent greater than 30% of total oxygen patients in the United States.

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

Sales and marketing

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors. As of December 31, 2014 we employed a marketing team of 6 people, an in-house sales team of 144 people, and a field-based sales force of 17 people, each based in the United States. Of the $88.1 million of our 2014 revenue derived from the United States, approximately 45% represented direct-to-patient rentals, 33% represented cash pay sales to patients and 22% represented sales to third-party home medical equipment providers.

Patients who choose to use their Medicare or private insurance benefits rent our systems, while those who purchase our product outright are typically not eligible to use their insurance benefits due to their capped rental status, or chose to purchase because the patient prefers to own the equipment, or the patient has an upcoming trip where they have an immediate need for our product that cannot by processed in time. Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 49 states in which we serve patients.

We use a variety of direct-to-consumer marketing strategies to generate interest in our solutions among current oxygen therapy patients. After a patient contacts us, we guide them through product selection and insurance eligibility, and, if they choose to move forward, process the necessary reimbursement and physician paperwork on their behalf, as well as coordinate the shipping, instruction, and clinical setup process. In accordance with Medicare regulations, we do not initially contact patients directly and contact them only upon an inbound inquiry or upon receipt on a physician’s order. The below chart describes our United States direct-to-consumer sales and rental process.

In addition to the direct-to-consumer marketing model, we are increasingly utilizing a physician referral model as a complementary sales method. Under this model, our field sales representatives work with physicians in the representative’s territory to help physicians understand our products and the value these products provide for patients. We believe that by educating physicians on our products, we can cost-effectively supplement our direct-to-consumer sales and rentals and capture a greater number of patients earlier in the course of their oxygen therapy.

Concentration of Customers

We sell our products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of our total revenue for 2014 and 2013. In 2012 one customer accounted for 12% of our total revenue.

We also rent products directly to patients, which results in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 76%, 73% and 66% of rental revenue in 2014, 2013 and 2012, respectively, and based on total revenue were 27%, 29% and 27% for 2014, 2013 and 2012, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $4,875 or 25% of total accounts receivable at December 31, 2014, $2,560 or 25% of total accounts receivable at December 31, 2013 and $3,043 or 33% of total accounts receivable at December 31, 2012.

We engage in a number of other initiatives to increase awareness, demand, and orders for Inogen One systems and Inogen At Home systems. These include attendance at oxygen therapy support groups, guest speaking arrangements at trade shows, and product demonstrations as requested. Additionally, we are targeting private payors to become an in-network provider of oxygen therapy solutions, which we expect will reduce or eliminate any additional patient co-insurance associated with using our solution. We believe this will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

International

Approximately 22% of our sales were from outside the United States in 2014. We sell our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2014, we had 5 people who focused on selling our products to distributors and “house” accounts worldwide. No single international customer represented more than 10% of our total revenue in 2014 or 2013.

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

Customer support and order fulfillment

Our procedures enable us to package and ship a system directly to the patient in the patient’s preferred configuration the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner is United Parcel Service, or UPS, and FedEx. UPS supports our domestic shipments and provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve patient paperwork, products requiring repair and systems that are no longer needed by the patient. Additionally, UPS, when necessary and requested by us, will go into a patient’s home to remove a replacement product from the box, box the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider. FedEx supports our international shipments.

We believe it is important to provide patients with the highest quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2014, we had a dedicated client service team of 21 people who were trained on our products, a clinical support team of 17 people who were licensed nurses or respiratory therapists, and a dedicated billing services team of 52 people. We provide our patients with a dedicated 24/7 hotline that is only given to our patients and is not published publicly. Via the hotline, patients have direct access to our client services representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the client services representative deems appropriate. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products. We believe our focus on providing the highest level of customer service has helped drive our sustained patient satisfaction rating of approximately 95%.

Third-party reimbursement

Medicare or private insurance rentals represented approximately 35% of our revenue in 2014. In cases where we rent our oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and sales administration are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient. As of December 31, 2014, our direct to consumer inside sales administration groups consisted of 144 people.

We are authorized by Medicare to bill for oxygen therapy, and we believe that more than 60% of oxygen therapy patients have Medicare coverage. Our Inogen One systems are reimbursed under HCPCS codes E1390 and E1392. Our Inogen At Home system is reimbursed under HCPCS code E1390. E1390 covers stationary/nocturnal oxygen therapy systems, while E1392 provides additional reimbursement for portable oxygen concentrators for the treatment of ambulatory patients. Even though E1390 is a stationary oxygen code, we bill under both the E1390 and E1392 codes for our portable oxygen concentrators, assuming that the patient qualifies for portable oxygen, as well as stationary oxygen. Only in the event the patient solely qualifies for portable oxygen would we exclusively bill under the E1392 code, which is not typical. Currently, Medicare reimburses oxygen therapy as a monthly rental for up to 36 months. We retain equipment ownership at all times. After 36 months, payment is “capped,” meaning the monthly payment amounts are discontinued. After two additional years or another qualifying event, the patient is eligible for replacement equipment and a new capped rental period.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare pays suppliers for durable medical equipment, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to have theoretical supply two times greater than expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to re-bidding.

The competitive bidding program effectively reduces the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated in round one of competitive bidding implemented January 1, 2011 in 9 U.S. Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 U.S. Metropolitan Statistical Areas and we believe the impact on the number of oxygen suppliers will be similar when released. Combined with the round one of competitive bidding, we believe that approximately 59% of the market was covered by round one and two. The following table sets forth the current standard Medicare reimbursement rates and the weighted average of reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three year period starting January 1, 2014 when the original contracts expire. Reimbursement rates under the Medicare competitive bidding program have been in the mid $130s per month since mid-2013.

				Round one
	Medicare	Round one	Round two	re-compete
	standard	weighted	weighted	weighted
	allowable	average	average	average
	effective	1/1/11-	7/1/13-	1/1/14-
	1/1/15	12/31/13	6/30/16	12/31/16
E1390	$180.92	$116.16	$93.07	$95.74
E1392	51.63	41.89	42.72	38.08
Total	$232.55	$158.05	$135.79	$133.82
% of standard		68%	58%	58%

In October 2014, the Centers for Medicare and Medicaid services released a ruling that sets forth methodologies to adjust the fee schedule amounts for items subject to competitive bidding in areas where competitive bidding is not implemented.  The ruling applies rate reductions to all un-bid areas instead of doing an additional bidding process.  The fee schedules in the un-bid areas will be adjusted based on regional averages of the single payment amounts for areas already under competitive bidding.  The regional prices would be limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).  The regions are defined as follows:

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

While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 3-4% headwind to 2016 total revenue since this pricing will be applied partially from January 1, 2016 to June 30, 2016 and completely starting July 1, 2016.

The Centers for Medicare and Medicaid Services accepted bids through March 26, 2015 for competitive bidding round two re-compete, associated with approximately 50% of the market with contracts set to begin July 1, 2016 and continue through December 31, 2018.  The Centers for Medicare and Medicaid Services updated the product categories and the competitive bidding areas.  Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category.  Round two re-compete is in the same geographic areas that were included in the original round two.  However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same ZIP codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete.

On March 17, 2015 the House of Representatives approved the Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) Competitive Bidding Improvement Act of 2015 which would require Medicare suppliers that bid under the DMEPOS competitive bidding program to obtain a $50,000 to $100,000 bid surety bond for each competitive bidding area (CBA). The bill is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment.  If the supplier bids lower than the median composite bid rate and does not accept a contract for a CBA, the bid bond would be forfeited.  The bill also would codify that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements. On April 14, 2015, this bill was passed by the Senate and then signed by President Obama into law on April 16, 2015, thus we will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts.  There are currently 9 CBAs under contract in round 1 re-compete and 117 CBAs under contract in round 2 re-compete.  CBAs are defined by Medicare and are subject to change at each new bidding period.  This cost is not expected to be material to our financial results.

As of December 31, 2014, we had contracts with 63 non-Medicare payors. These contracts enable us to become an in-network provider for these payors, which enables patients to use our systems at the same cost as other in-network solutions, including the delivery model. Based on our patient population, we believe non-Medicare payors represent at least 30% of all oxygen therapy patients. We believe that private payor reimbursement levels will generally be reset in accordance with Medicare reimbursement level determined by competitive bidding.

We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. The unavailability of third-party coverage or inadequacy of reimbursement for our current or future products would adversely affect our business, financial conditions, and results of operations.

Manufacturing

We have been developing and refining the manufacturing of our Inogen One systems over the past ten years. While nearly all of our manufacturing and assembly process was originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize our manufacturing efficiency. Bringing manufacturing and assembly largely in-house, combined with improvements in our manufacturing processes, has enabled us to reduce our cost of revenue per system by 40% from 2009 to 2014.

We rely on third party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, bearings, carry bags, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single-source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery and motor components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that each supplier maintain specified quantities of inventory in multiple locations, and our maintenance of back-up tooling that can easily be transferred to a new supplier. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of either our battery or motor supply.

We currently manufacture in two leased buildings in Goleta, California and Richardson, Texas, that we have registered with the Federal Drug and Administration, or FDA, and for which we have obtained International Standards Organization, or ISO, 13485 certification. The Goleta, California facility is approximately 39,000 square feet. A subset is used for manufacturing activities in the Goleta facility. The Richardson, Texas manufacturing facility is approximately 24,000 square feet. Because we have two separate manufacturing facilities, in the event one facility is incapacitated, the other facility will enable us to continue manufacturing our products to meet our current level of demand. We believe we have sufficient capacity to meet anticipated demand.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited three times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices guidelines. We have completed three surveillance audits and one certification audit by our notifying body over the same period and identified one minor non-conformance, which was addressed through implementation of new training software.

As of December 31, 2014, we had 93 employees in operations, manufacturing, quality assurance and repair.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. As of December 31, 2014, our research and development staff included 19 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensors and manufacturing technologies. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as development of our next-generation oxygen concentrators. Over the last 3 fiscal years, Inogen has invested over $7.7 million to efficiently bring two new generations of portable oxygen concentrators and the first generation stationary oxygen concentrator to market ($3.0, $2.4 and $2.3 million for the years ended 2014, 2013 and 2012), leveraging our 27 issued U.S. patents and one Canadian patent while also reducing the product manufacturing costs 40% from 2009 to 2014.

Utilizing lean product development methodologies, we have released four products over the last 10 years, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, and our Inogen One G3 in September 2012 and our Inogen At Home system in October 2014. Our dedication to continuous improvement has also resulted in three mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for its products.

Our product pipeline consists of our fourth generation, ultra-lightweight portable oxygen concentrator. Our fourth-generation portable oxygen concentrator will be smaller and lighter and less expensive to manufacture than our Inogen One G3 and we expect to commercialize this product in 2016. Additionally, we continue to focus our efforts on other design and functionality improvements that enhance patient quality of life.

Competition

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks, or cylinders.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. and DeVilbiss Healthcare. Given the relatively low barriers to entry in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price. We believe that we compete favorably with respect to these factors, due to our manufacturing competitors’ complete reliance on home medical equipment distribution, which compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. For our two largest medical device competitors, the entire oxygen business for each, including stationary and transfilling concentrators, represents less than 14% percent of each of their billion-dollar plus homecare businesses in 2013.

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

Some of our competitors are large, well-capitalized companies with significantly greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

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

Government regulation

Inogen One systems, Inogen At Home systems and related accessories are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

FDA’s pre-market clearance and approval requirements

Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior Section 510(k) of the Food, Drug and Cosmetic Act, or 501(k) clearance or a pre-market approval from the FDA. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G2 and G3 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited three times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices guidelines. We have completed three surveillance audits and one certification audit by our notifying body over the same period and identified one minor non-conformance, which was addressed through implementation of new training software.

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

The Federal Anti-Kickback Statute applies to our arrangements with sales representatives, customers and health care providers, as well as certain coding and billing information that we may provide to purchasers of our Inogen One and Inogen At Home systems. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Noncompliance with the federal anti-kickback statute can result in exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil monetary penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

The primary regulatory body in Europe is the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13485 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to our products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007.

Before we can sell our devices in Canada we must submit a license application and obtain clearance, implement and comply with ISO Standard 13485, and undergo an audit by a registrar accredited by Health Canada. On January 25, 2006, we received our Medical Device License in Canada. In Australia, we must appoint an agent sponsor who will interact on our behalf with the Therapeutics Goods Administration (TGA). We must also prepare a technical file and declaration of conformity to essential requirements under Australian law, provide evidence of CE Marking of the device and submit this information via our agent sponsor to the TGA in a Medical Device Application. On June 4, 2007, we received our Certificate for Inclusion of a Medical Device in Australia.

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One systems or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2014, we had 27 issued U.S. patents, one issued Canadian patent and 5 additional pending U.S. patent applications relating to design and construction of our oxygen concentrators and our Intelligent Delivery Technology. We anticipate it will take several years for the most recent of these U.S. patent applications to result in issued patents, if successful.

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

The second set of patents and patent applications within our portfolio pertains to operating algorithms and design optimization techniques. U.S. Patent Nos. 7,841,343; 7,585,351; 7,857,894; 8,142,544; and 6,605,136 are directed toward optimization of the Pressure Swing Adsorption oxygen generating system and the oxygen conserving technology used across all of our products. These patents expire in 2027, 2026, 2027, 2026 and 2022 respectively (without taking into account any patent term adjustments). These algorithms and optimization techniques are developed to facilitate the design and manufacturing of our products. These patents may prevent competitors from achieving the same levels of optimization as found in our products.

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

Trademarks

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Inogen One G3; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen. Anytime. Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; Inogen At Home; and the Inogen design with the United States Patent and Trademark Office. We have registered the trademark Inogen in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community Registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community Registration). We have registered the trademark Satellite Conserver in Canada, and China. We have registered the trademark Inogen At Home in Europe (European Community Registration).

Employees

As of December 31, 2014, we had 411 full and part-time employees, including 205 in sales, marketing, clinical and client services, 93 in operations, manufacturing, quality assurance and repair, 94 in general administration and 19 in research and development. None of our employees is represented by a collective bargaining agreement. We believe that our employee relations are good.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 326 Bollay Drive, Goleta, California 93117. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com/sec.cfm.  The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Additionally, a copy of this Annual Report on Form 10-K and other materials that we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics, and corporate governance principles, is also available on our investor relations page of our website located at http://investor.inogen.com/. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Backlog

We have no material backlog of orders.

Geographic information

During the years ended 2014, 2013 and 2012, all of our long-lived assets were located within the United States. Approximately 22% of our 2014 revenue, 22% of our 2013 revenue, and 27% of our 2012 revenue came from international markets. Please see Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling, vacationing during the summer months, and warmer weather.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this report on Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the years ended December 31, 2014 and 2013, we derived approximately 26.5% and 29.4%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

(dollars in dollars)	2009	2010	2011	2012	2013	2014	2015
Stationary oxygen percentage rate changes	-2.30%	-1.50%	0.10%	1.60%	0.70%	0.50%	1.50%
Stationary oxygen monthly payment amounts	$175.79	$173.17	$173.31	$176.06	$177.36	$178.24	$180.92
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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

In October 2014, the Centers for Medicare and Medicaid services released a ruling that sets forth methodologies to adjust the fee schedule amounts for items subject to competitive bidding in areas where competitive bidding is not implemented.  The ruling applies rate reductions to all un-bid areas instead of doing an additional bidding process.  The fee schedules in the un-bid areas will be adjusted based on regional averages of the single payment amounts for areas already under competitive bidding.  The regional prices would be limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).  The regions are defined as follows:

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

The Centers for Medicare and Medicaid Services accepted bids through March 26, 2015 for competitive bidding round two re-compete, associated with approximately 50% of the market with contracts set to begin July 1, 2016 and continue through December 31, 2018.  The Centers for Medicare and Medicaid Services updated the product categories and the competitive bidding areas.  Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category.  Round two re-compete is in the same geographic areas that were included in the original round two.  However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same ZIP codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete.

On March 17, 2015 the House of Representatives approved the Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) Competitive Bidding Improvement Act of 2015 which would require Medicare suppliers that bid under DMEPOS competitive bidding program to obtain a $50,000 to $100,000 bid surety bond for each competitive bidding area (CBA). The bill is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment.  If the supplier bids lower than the median composite bid rate and does not accept a contract for a CBA, the bid bond would be forfeited.  The bill also would codify that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements.  On April 14, 2015, this bill was passed by the Senate and then signed by President Obama into law on April 16, 2015, thus we will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts.  There are currently 9 CBAs under contract in round 1 re-compete and 117 CBAs under contract in round 2 re-compete.  CBAs are defined by Medicare and are subject to change at each new bidding period.  This cost is not expected to be material to our financial results.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 117 competitive bidding areas, and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $3.0 million, $2.4 million and $2.3 million for research and development efforts for the twelve months ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the twelve months ended December 31, 2014 and December 31, 2013, approximately 35.0% and 40.5% of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who directly receive reimbursement from third-party payors.

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

We utilize single source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home system. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a change in supplier; however, there may be delays in switching to these alternative suppliers if our primary source is terminated without notice. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

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

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information (including patient-identifiable health information), and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber-attacks in the future.

We incurred losses from inception until fiscal year 2012, and we have only recently achieved profitability.

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of December 31, 2014, we had an accumulated deficit of $56.7 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

If the market opportunities for our products are smaller than we believe they are, our revenues maybe adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the number of oxygen therapy patients, (iii) the number of patients requiring ambulatory and stationary oxygen, (iv) the number of patients who rely on the delivery model, and (v) the share of portable oxygen concentrators as a percentage of the total oxygen therapy spend, are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring oxygen therapy, or the type of oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014 through the four-quarter test period ending March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2014, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10 million in EBITDA for the preceding test period, and we had $24 million in EBITDA for that period, and we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $117.8 million.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of approximately $59.3 and $46.4 million, which expire in various years beginning in 2023 and 2015, respectively, if not utilized. Our existing NOLs are subject to limitations arising from an ownership change in the current period subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  If we undergo one or more future ownership changes our ability to utilize NOLs could be further limited.  In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Even after factoring in the limitations of the current period ownership change, the Company was able to determine that, based upon future projections of income, it is more likely than not that all of its federal NOLs will be utilized before they expire.  However, the Company determined that some of its California NOLs will expire unused and therefore has a valuation allowance of $2.9 million relating to these NOLs.  In the current period, the Company released (or reversed) $1.2 million of the California NOLs valuation allowance due to expiration of California NOL’s and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $32.8 million ($2.9 million tax effect) of the California NOLs will be utilized.

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

Approximately 22% and 22% of our revenue was from sales outside of the United States for the twelve months ended December 31, 2014 and December 31, 2013, respectively.  As of December 31, 2014, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

As of December 31, 2014 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of December 31, 2014, we had five pending U.S. patent applications, 27 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

We have registered the trademarks Inogen; Inogen One; Inogen One G2; Oxygenation; Live Life in Moments, not Minutes; Never Run Out of Oxygen; Oxygen Therapy on Your Terms; Oxygen. Anytime. Anywhere; Reclaim Your Independence; Intelligent Delivery Technology; and the Inogen design with the United States Patent and Trademark Office. We have applied with the United States Patent and Trademark Office to register the trademark Inogen at Home. We have registered the trademark Inogen in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada, and China. We have registered the trademark Inogen At Home in Europe (European Community Registration).

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

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $1.5 million and $3.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Additionally, we are involved in a securities class action lawsuit as discussed in “Item 3 – Legal Proceedings.”

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

We have identified a material weakness in our internal control over financial reporting.  If we do not remediate the material weakness in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2014, we concluded that there was a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.   We identified a material weakness with respect to internal control over the review of sales documentation related to our direct-to-customer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation.

We are in the process of implementing a remediation plan to supplement control over financial reporting to address this material weakness.  Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our order review process and compliance program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

If one or more material weaknesses persist or if we fail to establish and maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial results could be adversely affected.  Although remediation efforts are still in progress, management is taking steps to remediate the material weakness in our internal control over financial reporting of revenue, including the implementation of new control procedures in our order review process and compliance audit program, thereby strengthening our control environment.  However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all, or that our registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

Although we believe these controls, once properly designed and implemented, will be effective, our management, internal audit department and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had management, the internal audit department  and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Our qualification as an emerging growth company may last for up to five years following our February 2014 IPO.

If our efforts to remediate this material weakness are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by NASDAQ Global Select Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Holders of approximately 8.1 million shares (including shares underlying outstanding warrants), or approximately 42.5%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, and employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 42.3% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in October 2020, and approximately 31,000 square feet of manufacturing and office space in Richardson, Texas under a lease that expires in December 2019.  We have leased an additional 24,000 square foot facility in Richardson, Texas to move our manufacturing to allow for capacity expansion. This move occurred in the first half of 2015, and will require registration with the FDA and ISO certification.  Operations continued in our current facilities until this facility was ready. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

Inova Labs Litigation

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

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints allege that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints allege that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper.  The deadline for motions for appointment as lead plaintiff is May 12, 2015. We intend to vigorously defend ourselves against these allegations.  We are currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Other litigation

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “INGN” since February 14, 2014. Prior to that time, there was no public market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market.

Year ended December 31, 2014	High	Low
First quarter (beginning February 14, 2014)	$21.00	$14.78
Second quarter	$22.62	$13.12
Third quarter	$24.50	$17.72
Fourth quarter	$32.19	$19.16

On April 15, 2015, the closing price for our common stock as reported on the NASDAQ Global Select Market was $35.36 per share.

Stock Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index.  This graph assumes an investment of $100 on February 14, 2014 in each of our common stock, the NASDAQ Composite Index and the S & P Healthcare Equipment and Supplies, the Russell 2000 and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

SHAREHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE YEARS CUMULATIVE TOTAL RETURN SINCE FEBRUARY 14, 2014

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

	2/14/2014	3/31/14	4/30/14	5/31/14	6/30/14	7/31/14	8/31/14	9/30/14	10/31/14	11/30/14	12/31/14
Inogen, Inc.	$100.00	$108.98	$93.14	$110.76	$148.91	$132.01	$136.30	$136.04	$155.84	$160.33	$207.06
S & P Healthcare Equipment & Supplies^(1)	100.00	99.30	92.16	96.38	99.87	98.38	97.74	95.71	104.74	109.15	112.13
Russell 2000^(2)	100.00	102.07	98.06	98.72	103.81	97.46	102.19	95.86	102.11	102.09	104.83
Nasdaq Composite^(3)	100.00	98.94	96.95	99.97	103.87	102.96	107.92	105.88	109.11	112.90	111.59

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted average index compiled of healthcare companies in the S&P 500 Index.
(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index
(3)	The Nasdaq Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of April 15, 2015, there were 37 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our revolving credit agreement materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us since January 1, 2014.

Between January 1, 2014 and December 31, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

Between January 1, 2014 and February 18, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-194016), we issued and sold the following stock:

•

we issued 2,093 shares of our common stock to officers, employees and consultants upon the exercise of options, at exercise prices ranging from $0.60 to $8.70 per share, for an aggregate exercise price of $5,235 pursuant to our 2002 Stock Incentive Plan.

Between January 1, 2014 and December 31, 2014 we issued and sold the following warrants:

•

we issued 218,174 shares of our common stock, upon the conversion of 218,393 common stock warrants (of which 16,206 common stock warrants were exercised via cashless exercise into 15,987 shares of common stock) to investors upon the exercise of warrants at an exercise price of $0.30 per warrant for an aggregate exercise price of $60,656,

•

we issued 11,056 shares of our common stock, upon the conversion of 11,459 Series C redeemable convertible preferred stock warrants (of which 631 shares were exercised via a cashless exercise into 228 shares of common stock) to investors upon the exercise warrants at an exercise price of $17.58 per Series C warrant for an aggregate exercise price of $195,033,

•

we issued 11,415 share of our common stock, upon the conversion of 11,415 Series D redeemable convertible preferred stock warrants an exercise price of $21.90 per Series D warrant for an aggregate exercise price of $249,989, and

•

we issued 4,053 shares of our common stock, upon the conversion of 4,222 Series E redeemable convertible preferred stock warrants convertible into 11,367 shares of common stock via a cashless exercise of such warrants.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Initial Public Offering of Common Stock

On February 12, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 192605) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 3,529,411 shares at a price to the public of $16.00 per share. Additionally, the selling stockholders sold 981,902 shares of common stock (882,352 upon the IPO, and 99,550 of which were sold pursuant to a 30-day option granted to the underwriters). The offering closed on February 20, 2014, as a result of which we received net proceeds of approximately $52.5 million after underwriting discounts of approximately $3.9 million, but before offering expenses of approximately $2.7 million. We did not receive any proceeds from the shares sold by the selling stockholders. J.P. Morgan acted as sole book-running manager for the offering, Leerink Partners acted as lead manager, and William Blair and Stifel acted as co-managers. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on February 14, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2014, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2014, 2013, 2012 and 2011 are derived from our audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and our interim results are not necessarily indicative of results to be expected for the full fiscal year.

	Year ended December 31,
(amounts in thousands, except share and per share amounts)	2014	2013	2012	2011
Revenue
Sales revenue	$73,096	$44,905	$28,704	$19,657
Rental revenue	39,441	30,538	19,872	10,977
Total revenue	112,537	75,443	48,576	30,634
Cost of revenue
Cost of sales revenue	38,693	24,306	17,384	12,147
Cost of rental revenue	18,327	12,146	7,243	3,783
Total cost of revenue	57,020	36,452	24,627	15,930
Gross profit	55,517	38,991	23,949	14,704
Operating expenses
Research and development	2,977	2,398	2,262	1,789
Sales and marketing	24,087	18,375	12,569	9,014
General and administrative	17,942	13,754	8,289	5,623
Total operating expenses	45,006	34,527	23,120	16,426
Income (loss) from operations	10,511	4,464	829	(1,722)
Other expense, net	(459)	(616)	(247)	(267)
Income (loss) before provision for income taxes	10,052	3,848	582	(1,989)
Provision (benefit) for income taxes	3,226	(21,587)	18	13
Net income (loss)	$6,826	$25,435	$564	$(2,002)

	Year ended December 31,
(amounts in thousands, except share and per share amounts)	2014	2013	2012	2011
Reconciliation of net income to net income (loss) to common stockholders - basic and diluted
Numerator-basic and diluted:
Net income (loss)	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	(7,165)	—	—
Less: undistributed earnings to preferred stock - basic	(567)	(10,781)	—	—
Net income (loss) attributable to common stockholders - basic	$5,272	$211	$(5,217)	$(5,029)
Numerator-diluted
Net income (loss)	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	(7,165)	—	—
Less: undistributed earnings to preferred stock - diluted	(514)	(9,625)	—	—
Net income (loss) attributable to common stockholders - diluted	$5,325	$1,367	$(5,217)	$(5,029)
Denominator:
Weighted-average common shares-basic common stock	16,182,569	276,535	261,268	249,519
Weighted-average common shares-diluted common stock	18,037,498	2,008,156	261,268	249,519
Net income (loss) per share-basic common stock	$0.33	$0.76	$(19.97)	$(20.15)
Net income (loss) per share-diluted common stock	$0.30	$0.68	$(19.97)	$(20.15)
Shares excluded from diluted net income (loss)
Common stock warrants	—	—	233,611	250,997
Preferred convertible stock	—	—	14,057,509	10,899,820
Stock options	546,142	—	1,646,223	1,425,624
Shares excluded from diluted net income (loss)	546,142	—	15,937,343	12,576,441

(1)

See note 2 to each of our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and pro forma net loss per share attributable to common stockholders.

(2)	For a discussion of our use of EBITDA, Adjusted EBITDA and Adjusted net income (loss) and their calculations, please see “Non GAAP financial measures.”

	Year ended December 31,
(amounts in thousands)	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$56,836	$13,521	$15,112	$3,906
Working capital	73,808	14,003	13,077	1,302
Total assets	140,085	82,397	47,586	24,131
Total indebtedness	614	10,649	8,936	9,629
Deferred revenue	4,492	2,263	1,094	594
Total liabilities	21,935	26,098	19,011	16,575
Redeemable convertible preferred stock	—	118,671	109,345	83,122
Total stockholders' equity (deficit)	118,150	(62,372)	(80,770)	(75,566)

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and Adjusted net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define EBITDA as net income or loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted net income (loss) to our net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA, Adjusted EBITDA, and Adjusted net income (loss) should not be considered alternatives to net income or loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA, and Adjusted EBITDA, and Adjusted net income (loss) may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA, and Adjusted net income (loss) in the same manner as we calculate these measures.

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

In evaluating EBITDA, Adjusted EBITDA, and Adjusted net income (loss) you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and Adjusted net income (loss) alongside other financial performance measures, including other GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
EBITDA	2014	2013	2012	2011
Net income (loss) (GAAP)	$6,826	$25,435	$564	$(2,002)
Non-GAAP adjustments:
Interest expense	449	562	493	261
Interest income	(42)	(12)	(88)	(113)
Provision (benefit) for income taxes	3,226	(21,587)	18	13
Depreciation and amortization	12,080	8,544	4,984	3,198
EBITDA	22,539	12,942	5,971	1,357
Change in fair value of preferred stock warrant liability	(36)	262	(148)	119
Stock-based compensation	1,451	230	60	144
Adjusted EBITDA (Non-GAAP)	$23,954	$13,434	$5,883	$1,620

Net income (loss) (GAAP)	$6,826	$25,435	$564	$(2,002)
Non-GAAP adjustments:
One-time benefit from reversal of deferred tax valuation and other tax adjustments	(258)	(21,807)	—	—
Adjusted net income (loss) (non-GAAP)	$6,568	$3,628	$564	$(2,002)

	Year ended December 31,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2014	2013	2012
Net income after preferred rights dividend	$5,839	$18,157	$564
Add back deemed dividend on redeemable preferred stock	987	7,278	—
Pro-forma net income attributable to common stockholders	$6,826	$25,435	$564

Pro-forma net income per share - basic common stock	$0.38	$1.74	$0.04
Pro-forma net income per share - diluted common stock	$0.35	$1.55	$0.04

Denominator:
Pro-forma weighted-average common shares - basic common stock	17,924,357	14,636,950	14,601,861
Pro-forma weighted-average common shares - diluted common stock	19,779,291	16,368,571	15,486,487
(1)

The pro-forma non-GAAP EPS calculations give effect to:  (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,219,001 and 14,057,509 for the years ended December 31, 2014 and 2013, respectively, (2) the cash exercise of warrants to purchase an aggregate of 46,042 and 142,495 shares of common stock for the years ended December 31, 2014 and 2013, respectively.

(2)

See note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders and pro-forma net income per share attributable to common stockholders.

GAAP results of EPS Calculation

	Year ended December 31,
(amounts in thousands, except share and per share amounts)	2014	2013	2012	2011
Reconciliation of net income to net income (loss) to common stockholders - basic and diluted
Numerator-basic and diluted:
Net income (loss)	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	(7,165)	—	—
Less: undistributed earnings to preferred stock - basic	(567)	(10,781)	—	—
Net income (loss) attributable to common stockholders - basic	$5,272	$211	$(5,217)	$(5,029)
Numerator-diluted
Net income (loss)	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable preferred stock	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	(7,165)	—	—
Less: undistributed earnings to preferred stock - diluted	(514)	(9,625)	—	—
Net income (loss) attributable to common stockholders - diluted	$5,325	$1,367	$(5,217)	$(5,029)
Denominator:
Weighted-average common shares-basic common stock	16,182,569	276,535	261,268	249,519
Weighted-average common shares-diluted common stock	18,037,498	2,008,156	261,268	249,519
Net income (loss) per share-basic common stock	$0.33	$0.76	$(19.97)	$(20.15)
Net income (loss) per share-diluted common stock	$0.30	$0.68	$(19.97)	$(20.15)
Shares excluded from diluted net income (loss)
Common stock warrants	—	—	233,611	250,997
Preferred convertible stock	—	—	14,057,509	10,899,820
Stock options	546,142	—	1,646,223	1,425,624
Shares excluded from diluted net income (loss)	546,142	—	15,937,343	12,576,441

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Audit Committee Investigation

As previously disclosed, during the first quarter of 2015, management discovered certain potential accounting matters, prompting the Audit Committee, with the assistance of independent advisors, to commence an internal investigation. Specifically, management found that certain direct-to-consumer sales representatives submitted modified documentation in violation of Inogen policies.

The Audit Committee’s investigation is now complete.  Its principal finding is that five Inogen direct-to-consumer sales representatives falsified or improperly modified sales and rental order documentation and circumvented Inogen’s order entry process.  Revenue in the fourth quarter of 2014 was reduced by $0.3 million including prior period adjustments.  The net income impact was a reduction of $0.1 million in the fourth quarter of 2014.  Substantially all of this revenue will be recognized when the corrected documentation is finalized in 2015.  The employees responsible for this conduct have been terminated.  The investigation found that the Company’s senior executives did not know of or participate in this conduct.  The Audit Committee’s investigation did not reveal systemic falsification or alteration of sales and rental order documentation by other sales representatives.

The Company expects additional general and administrative costs due to the audit committee investigation of approximately $1.0 to $1.5 million, primarily in the first quarter of 2015

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which limits patient mobility and requires patients to plan activities outside of their homes around delivery schedules. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. We refer to this traditional delivery approach as the delivery model. Our proprietary Inogen One systems are devices that concentrate the air around them to offer a single source of supplemental oxygen anytime, anywhere. Using our portable systems, patients can eliminate their dependence on stationary concentrators and tank and cylinder deliveries, thereby improving quality-of-life and fostering mobility.

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One G1. From our launch of the Inogen One G1 in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

Revenue

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

●

Expand our sales and marketing channels. We will continue to hire additional internal sales representatives to drive our direct-to-consumer marketing efforts. During the year ended December 31, 2014, we increased our internal sales representatives from 108 to 129. In 2014, we experienced headcount turnover of our internal sales team of 22.1%. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that currently consists of twelve sales representatives up from eleven as of December 31, 2013. Lastly, we are focused on building our international distribution capabilities.

●

Invest in our product offerings to develop innovative products. We expended $3.0 million, $2.4 million and $2.3 million in 2014, 2013 and 2012, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

●

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

We have been developing and refining the manufacturing of our Inogen One systems over the past ten years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity, quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, bearings, carry bags, motors, pistons, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels, and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In 2014, 2013 and 2012, approximately 22%, 22% and 27%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, most of our revenue has been denominated in United States dollars. As of December 31, 2014, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider. As of December 31, 2014, we had five employees who focused on selling our products to distributors and “house” accounts worldwide.

Our total revenue increased $37.1 million to $112.5 million in 2014 from $75.4 million in 2013, due to growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products, and growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer cash sales of our Inogen One systems and new product launches. We generated net income of $6.8 million in 2014 and net income of $25.4 million in 2013. We generated Adjusted EBITDA of $24.0 million and $13.4 million in 2014 and 2013, respectively. Adjusted net income was $6.6 million for 2014, compared to adjusted net income of $3.6 million in 2013. As of December 31, 2014, our accumulated deficit was $56.7 million.

The vast majority of our revenue consists of sales revenue and rental revenue.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrator. We plan to grow our system sales in the coming years through multiple strategies, including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness, expanding our sales infrastructure and efforts outside of the United States, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product, in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription, and assessing the patient’s available insurance benefits. The patient may consider whether to finance the product through an Inogen-approved third party or whether to purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 5% to 10% of patients who purchase a system for cash return the system during this 30-day trial period.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers and resellers who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our portable oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped FOB Inogen domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB (Freight on Board) Inogen dock and DDP (Delivery Duty Paid) for international shipments depending on the shipper used.  DDP shipments are Inogen’s property until title has changed which is upon duty being paid.  As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 33,200 systems in 2014, approximately 19,200 systems in 2013 and approximately 11,900 in 2012. Management focuses on system sales as an indicator of current business success.

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

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted that a small percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th-month and enter the capped rental period. As of December 31, 2014, in our patient population approximately 13.5% of patients on service were capped.  We were unable to calculate the number of capped patients as of December 31, 2013 or for other prior periods. As the rental base expands, we expect our rental revenue to increase, partially offset by declining reimbursement rates. Over time, we believe that our rental revenue should be subject to less period-to-period fluctuation than our sales revenue.

As of December 31, 2014, we had over 28,400 oxygen rental patients, an increase from approximately 21,300 oxygen rental patients as of December 31, 2013 and approximately 13,500 in 2012. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by patient zip code, the number of capped patients, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors and Medicaid, for our rental revenue. For the year ended December 31, 2014, approximately 75.6% of our rental revenue was derived from Medicare. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2015 for stationary oxygen rentals

(E1390) is $180.92 per month and for OGPE rentals (E1392) is $51.63 per month. These are the two primary codes that we bill to Medicare and other payors for our product rentals.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare pays suppliers of durable medical equipment, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Current Medicare payment rates in competitive bidding areas are at 48-64% of the standard Medicare allowable for stationary oxygen rentals (average of $93.29 per month) and OGPE rentals are at 70-92% of the standard Medicare allowable (average of $42.33 per month). Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support. Medicare has not announced specific plans for the plan to implement competitive bidding nationwide, but by 2016 Medicare must implement competitive bidding or competitive bidding pricing for included items to non-competitive bidding areas. In February 2014, Medicare solicited public comment on the methodology it would use to comply with statute.

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

				Round one
	Medicare	Round one	Round two	re-compete
	standard	weighted	weighted	weighted
	allowable	average	average	average
	effective	1/1/11-	7/1/13-	1/1/14-
	1/1/15	12/31/13	6/30/16	12/31/16
E1390	$180.92	$116.16	$93.07	$95.74
E1392	51.63	41.89	42.72	38.08
Total	$232.55	$158.05	$135.79	$133.82
% of standard		68%	58%	58%

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas, the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated in round one of competitive bidding, which was implemented January 1, 2011 in 9 Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 Metropolitan Statistical Areas and we believe the impact on the number of oxygen suppliers was similar to round one. We believe that 59% of the market was covered by round one and round two of competitive bidding.

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

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1,

2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business, which represented approximately 27% of our total revenue in the year ended December 31, 2014. We expect the decline in total revenue resulting from the loss of competitive bidding contract in the areas that we were excluded from to be partially offset by the grandfathering of existing Medicare patients and direct sales to former Medicare patients with third party insurance coverage or who pay cash. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $1.0 million in 2014 and $1.7 million in 2013.

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

In addition to the adoption of the competitive bidding program, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual Consumer Price Index for all Urban Consumers, or CPI-U, updates beginning in 2010. The CPI-U for 2012 was +3.6%, but the “multi-factor productivity adjustment” remained -1.2%, so the net result was a 2.4% increase in fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding. For 2013, the CPI-U is +1.7%, but the adjustment is -0.9%, so the net result is a 0.8% increase in fee schedule payments in 2013. For 2014, the CPI-U is +1.8%, but the adjustment is -0.8%, so the net result is a 1.0% increase in fee schedule payments in 2014. However, the stationary oxygen equipment codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U is +2.1%, but the adjustment is -0.6%, so the net result is a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment.

As of December 31, 2014, we had 63 contracts with Medicaid and private payors. These contracts qualify us an in-network provider for these payors. As a result, patients can use our systems at the same cost as other in-network oxygen therapy solutions, including those utilizing the delivery model. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month caps similar to Medicare. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 40% from 2009-2013. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of operations.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period to period. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products and reduce our product costs. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.

Sales revenue. Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the years ended December 31, 2014, 2013 and 2012, business-to-business sales as a percentage of sales revenue were 60%, 60% and 68%, respectively. Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.

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

The revenue is allocated to the two deliverables on a relative selling price method. We have vendor-specific objective evidence of selling price for the equipment. To determine the selling price of the lifetime warranty, we use our best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, we estimate that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, we estimate on average all patients will succumb to their disease within five years. We have taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

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

Rental revenue. Our rental revenue is derived from the rental of our Inogen One systems and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Generally, our product rentals have higher gross margins than our product sales.

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

Cost of revenue

Cost of sales revenue and cost of used rental equipment sales consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory and delivery costs for items sold. We provide a three-year or lifetime warranty on Inogen One systems sold and Inogen At Home systems sold, and we established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment. Cost of rental revenue consists primarily of depreciation expense and service costs for rental assets, including material, labor, freight, consumable disposables and logistics costs. We expect the average unit costs of our Inogen One systems and Inogen At Home systems to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, reduced rental service costs and expected increases in production volume and yields.

Operating expenses

Research and development

Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation, allocated facility costs, laboratory supplies, consulting fees and related costs, costs associated with patent amortization costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect to have moderate increases in research and development expense over time.

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

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, and allocated facilities costs. In addition, general and administrative expenses include professional services, such as legal, patent legal fees including defense costs, consulting and accounting services. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement and interest income driven by the interest accruing on cash and cash equivalents and on past due customer balances. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model as well as currency translation gains and losses.

Result of operations

Comparison of years ended December 31, 2014 and 2013

Revenue

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Revenue:
Sales revenue	$73,096	$44,905	$28,191	62.8%	65.0%	59.5%
Rental revenue	39,441	30,538	8,903	29.2%	35.0%	40.5%
Total revenue	$112,537	$75,443	$37,094	49.2%	100.0%	100.0%

Sales revenue increased $28.2 million for the year ended December 31, 2014 from $44.9 million for the year ended December 31, 2013 to $73.1 million for the year ended December 31, 2014, or an increase of 62.8% over the comparable year.  The increase was attributable to an increase in the number of systems sold primarily related to expansion of the Inogen One G3 product line, an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts, and an increase in business-to-business sales worldwide as the adoption of portable oxygen concentrators improved. As we expected, the growth in sales revenue was not materially impacted by the reduced reimbursement rates resulting from competitive bidding.

Rental revenue increased $8.9 million for the year ended December 31, 2014 from $30.5 million for the year ended December 31, 2013 to $39.4 million for the year ended December 31, 2014, or an increase of 29.2% over the comparable year.   The increase was attributable to the increase in rental patients from over 21,300 as of December 31, 2013 to over 28,400 as of December 31, 2014 due to additional marketing efforts and increased sales personnel. This increase was partially offset by the reduced reimbursement rates resulting from round two competitive bidding that became effective on July 1, 2013 and round one re-compete competitive bidding that became effective January 1, 2014.

Cost of revenue and gross profit

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Cost of sales revenue	$38,693	$24,306	$14,387	59.2%	34.4%	32.2%
Cost of rental revenue	18,327	12,146	6,181	50.9%	16.3%	16.1%
Total cost of revenue	$57,020	$36,452	$20,568	56.4%	50.7%	48.3%

Gross profit - sales revenue	$34,403	$20,599	$13,804	67.0%	30.6%	27.3%
Gross profit - rental revenue	21,114	18,392	2,722	14.8%	18.8%	24.4%
Total gross profit	$55,517	$38,991	$16,526	42.4%	49.3%	51.7%

Gross margin percentage – sales revenue	47.1%	45.9%
Gross margin percentage- rental revenue	53.5%	60.2%
Total gross margin percentage	49.3%	51.7%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $14.4 million from $24.3 million for the year ended December 31, 2013 to $38.7 million for the year ended December 31, 2014, or an increase of 59.2% over the comparable year.  The increase in cost of sales revenue was attributable to an increase in the number of systems sold, partially offset by reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes. We expect the cost of sales as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased from $12.1 million for the year ended December 31, 2013 to $18.3 million for the year ended December 31, 2014, or an increase of 50.9% over the comparable year.  The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue includes $10.3 million of rental asset depreciation for year ended December 31, 2014 versus $7.1 million for the year ended December 31, 2013.
Gross margin is defined as revenue less costs of revenue divided by revenue. Sales gross margin increased from 45.9% for the year ended December 31, 2013 to 47.1% for the year ended December 31, 2014.   The increase in sales gross margin is partially due to our higher margin Inogen One G3 as compared to our Inogen One G2, and the continued shift towards direct-to-consumer sales revenue in our revenue mix. Rental revenue gross margin decreased from 60.2% for the year ended December 31, 2013 to 53.5% for the year ended December 31, 2014 primarily due to lower rental reimbursement rates resulting from round two competitive bidding that became effective July 1, 2013 and round one re-compete competitive bidding that became effective January 1, 2014. The overall gross margin decreased from 51.7% for the year ended December 31, 2013 to 49.3% for the year ended December 31, 2014.   This decline is consistent with the mix in sales gross margin and the decline in rental revenue gross margin.

Research and development expense

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Research and development expense	$2,977	$2,398	$579	24.1%	2.6%	3.2%

Research and development expense increased $0.6 million from $2.4 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014, or an increase of 24.1% over the comparable year.  The increase was primarily attributable to a $0.7 million increase in personnel related expenses which includes $0.3 million additional bonus accrual and $0.2 million additional stock compensation expense, partially offset by a decrease of $0.1 million in other research and development related costs.

Sales and marketing expense

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Sales and marketing expense	$24,087	$18,375	$5,712	31.1%	21.4%	24.4%

Sales and marketing expenses increased $5.7 million from $18.4 million for the year ended December 31, 2013 to $24.1 million for the year ended December 31, 2014, or an increase of 31.1% over the comparable year.  The increase was primarily attributable to $2.9 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business, $1.3 million of media-related marketing and software licensing costs, $0.5 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base, $0.4 million of sales incentives and giveaways, $0.3 million of higher credit card processing fees, and $0.3 million of higher facilities costs allocated to sales and marketing as well as other general expenses.

General and administrative expense

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
General and administrative expense	$17,942	$13,754	$4,188	30.4%	15.9%	18.2%

General and administrative expenses increased $4.2 million from $13.8 million for the year ended December 31, 2013 to $17.9 million for the year ended December 31, 2014, or an increase of 30.4% over the comparable year.   The increase was primarily attributable to $1.7 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance, $0.8 million of costs associated with being a public company in 2014, $0.4 million of legal costs, $0.4 million of licenses and fees, $0.3 million of depreciation, $0.2 million of bank charges, $0.2 million of patent defense costs, $0.2 million of information technology professional fees, and $0.2 million of state franchise taxes.  These increases were partially offset by a decrease in bad debt expense of $0.4 million. The provision for doubtful accounts, expressed as a percentage of total revenue, was 1.5% and 2.7% in the year ended December 31, 2014 and December 31, 2013, respectively.

We expect to incur additional expenses of approximately $1.0 - $1.5 million, primarily in the first quarter of 2015, as a result of our recently completed audit committee investigation.  Additionally, we expect to incur additional costs in future periods in connection with the recent securities class action lawsuits filed against us and certain of our executive officers. We are currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Other income (expense), net

	Year ended December 31,		Change 2014 vs. 2013		% of Revenue
	2014	2013	$	%	2014	2013
Interest expense	$(449)	$(562)	$113	-20.1%	-0.4%	-0.7%
Interest income	42	12	30	250.0%	0.0%	0.0%
Revaluation of preferred stock warrant liability	36	(262)	298	-113.7%	0.0%	-0.3%
Other income (expense)	(88)	196	(284)	*	-0.1%	0.3%
Total other expense, net	$(459)	$(616)	$157	-25.5%	-0.4%	-0.8%

* not measured

Other income (expense), net, decreased $0.1 million from $0.6 million for the year ended December 31, 2013 to $0.5 million for the year ended December 31, 2014, or a decrease of 25.5% over the comparable year.  The decrease is due to interest expense in 2014 was driven by the decrease in average debt balances under our revolving credit and term loan agreement compared to the prior year. Other income, net, in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income is not expected to recur in future periods.  Other income (expense) in 2014, net consists primarily of loss on foreign currency transactions related to the import of our goods into the European Union. Value added tax (VAT) is paid upon import, reclaimed, and reimbursed in EURO. Fluctuations in the EURO to US Dollar exchange rate resulted in a net expense.  The increase in preferred stock warrant liability was due to the revaluation of our preferred stock warrants outstanding through a Monte Carlo valuation model due to higher enterprise value and the increased likelihood of an initial public offering as of December 31, 2014 compared to December 31, 2013.

Comparison of years ended December 31, 2013 and 2012

Revenue

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
Revenue:
Sales revenue	$44,905	$28,704	$16,201	56.4%	59.5%	59.1%
Rental revenue	30,538	19,872	10,666	53.7%	40.5%	40.9%
Total revenue	$75,443	$48,576	$26,867	55.3%	100.0%	100.0%

The increase in sales revenue was attributable to an increase in the number of systems sold, related to an increase in business-to-business sales and an increase in direct-to-consumer sales in the United States and worldwide due to increased sales and marketing efforts and the adoption of portable oxygen concentrators. We experienced a price erosion of 4% in business-to-business sales, which was partially offset by the shift towards direct-to-consumer sales, which experienced a 2% increase in the average selling price. This resulted in a 4% decrease in the average selling price of our products. The increase in rental revenue was related to our increased rental patients from over 13,500 as of December 31, 2012 to over 21,300 as of December 31, 2013 due to additional marketing efforts and increased sales personnel.

Cost of revenue and gross profit

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
Cost of sales revenue	$24,306	$17,384	$6,922	39.8%	32.2%	35.8%
Cost of rental revenue	12,146	7,243	4,903	67.7%	16.1%	14.9%
Total cost of revenue	$36,452	$24,627	$11,825	48.0%	48.3%	50.7%

Gross profit - sales revenue	$20,599	$11,320	$9,279	82.0%	27.3%	23.3%
Gross profit - rental revenue	18,392	12,629	5,763	45.6%	24.4%	26.0%
Total gross profit	$38,991	$23,949	$15,042	62.8%	51.7%	49.3%

Gross margin percentage – sales revenue	45.9%	39.4%
Gross margin percentage- rental revenue	60.2%	63.6%
Total gross margin percentage	51.7%	49.3%

The increase in cost of revenue was attributable to an increase in the number of systems sold and increased bill of material costs for our products associated with the sales shift to the direct-to-consumer channel where system packages include higher accessories per order. Cost of revenue includes depreciation of our rental assets of $7.1 million for the year ended December 31, 2013 versus $4.1 million for the year ended December 31, 2012.

The continued shift towards rental revenue in our revenue mix, along with the initial launch of our higher margin Inogen One G3 in September 2012, accounted for the gross margin improvement from 49% to 51%. The gross margin on our rental revenue was 60% in the year ended December 31, 2013 versus 64% in the year ended December 31, 2012 due to lower reimbursement levels. The gross margin on our sales revenue including sales of used rental equipment was 45% in the year ended December 31, 2013 versus 39% in the year ended December 31, 2012 due to the improved revenue mix towards direct-to-consumer sales.

Research and development expense

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
Research and development expense	$2,398	$2,262	$136	6.0%	3.2%	4.7%

The increase was primarily attributable to a $0.3 million increase in personnel related expenses as a result of increased headcount, a $0.3 million increase in patent and patent defense costs, and $0.1 million in additional research and development spend on new product development.

Research and development expenses were $2.4 million, or 3.2% of total revenue, for the year ending 2013 compared to $2.3 million, or 4.7% of total revenue, for the year ending 2012.

Sales and marketing expense

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
Sales and marketing expense	$18,375	$12,569	$5,806	46.2%	24.4%	25.9%

The increase was primarily attributable to a $4.1 million increase in personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business, $1.0 million in primarily media-related marketing costs to continue to grow our rental patient base and consumer cash sales, and a $0.6 million increase in personnel-related expenses for customer service and clinical services to support our increased number of rental patients.

Sales and marketing expenses were $18.4 million, or 24.4% of total revenue, for the year ending 2013 compared to $12.6 million, or 25.9% of total revenue, for the year ending 2012.

General and administrative expense

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
General and administrative expense	$13,754	$8,289	$5,465	65.9%	18.2%	17.1%

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

In addition, bad debt expense increased $1.1 million due to the growth of our patient population and associated rental revenue bad debt as well as increased bad debt from our business-to-business channel due to a single customer write off. The provision for doubtful accounts, expressed as a percentage of total revenue, was 2.7% and 2.2% in the year ended December 31, 2013 and December 31, 2012, respectively.

General and administrative expenses were $13.8 million, or 18.2% of total revenue, for the year ending 2013 compared to $8.3 million, or 17.1% of total revenue, for the year ending 2012.

Other income (expense), net

	Year ended December 31,		Change 2013 vs. 2012		% of Revenue
	2013	2012	$	%	2013	2012
Interest expense	$(562)	$(493)	$(69)	14.0%	-0.7%	-1.0%
Interest income	$12	$88	(76)	-86.4%	0.0%	0.2%
Revaluation of preferred stock warrant liability	$(262)	$148	(410)	-277.0%	-0.3%	0.3%
Other income	$196	$10	186	1860.0%	0.3%	0.0%
Total other expense, net	$(616)	$(247)	$(369)	149.4%	-0.8%	-0.5%

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

Liquidity and capital resources

As of December 31, 2014, we had cash and cash equivalents of $56.8 million, which consisted of highly-liquid investments with an original maturity of three months or less. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of December 31, 2014, we had $0.6 million debt outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and $52.5 million in net proceeds in connection with the sale of common stock in our initial public offering. As of December 31, 2014, we had $15.0 million in available debt capacity under the revolving facility. Our principal uses of cash are funding our capital expenditures including additional rental assets.

We believe that our current cash and cash equivalents together with our short-term investments and available borrowings under our revolving credit agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2014	2013	2012
Cash provided by operating activities	$15,697	$13,467	$4,004
Cash used in investing activities	(16,254)	(18,142)	(12,475)
Cash provided by financing activities	43,872	3,084	19,677

Operating activities

We derive operating cash flows from cash collected from the sale of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales associated with product mix and lower costs. In addition, operating expense leverage has increased as expenses have not grown as quickly as sales due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory and rental assets as we increased inventory and rental assets to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle; and an increase in cash related to accounts payable resulting from the higher level of operating expenses needed to support the higher sales level.

Net cash provided by operating activities for 2014 consisted of our net income of $6.8 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $12.1 million, provision for rental revenue adjustments of $7.9 million, provision for sales returns of $3.5 million, loss on disposal of rental units and other fixed assets of $1.9 million, provision for excess and obsolete inventory and inventory losses of $0.2 million, provision for doubtful accounts of $1.7 million, stock-based compensation expense of $1.5 million, ($1.6) million in excess tax benefits from stock-based compensation arrangements and a net change of $1.6 million in our deferred tax asset. These items were partially offset by net changes in our operating assets and liabilities of ($19.9) million.

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

Net cash provided by operating activities for 2012 consisted of our net income of $0.6 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $5.0 million, provision for rental revenue adjustments of $3.1 million, provision for doubtful accounts of $1.1 million, provision for sales returns of $0.6 million, and loss on rental units of $0.3 million, These items were partially offset by net changes in our operating assets and liabilities of $6.6 million.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily for the purchase of rental assets, research and development laboratory, manufacturing and computer equipment and software to support our expanding business.

In the year ended December 31, 2014, we invested $14.5 million in rental assets and $1.6 million in other property and equipment and $0.2 million in intangible assets.  In 2013, we invested $15.1 million in rental assets and $3.0 million in other property and equipment. In 2012, we invested $10.4 million in rental assets deployed and $2.0 million in other property and equipment.

We expect to continue investing in property and equipment as we expand our operations. Our operations are inherently capital intensive due to our portions of revenue derived from our rental business model; investments will continue to be required in order to grow and maintain our rental revenue.

Financing activities

Historically, we have funded our operations through the issuance of stock, the incurrence of indebtedness, as well as cash flows from operations.

For the year ended December 31, 2014, net cash provided by financing activities consisted of gross proceeds of approximately $56.5 million (before total offering expenses and broker discounts of approximately $6.0 million) in connection with our IPO, $6.0 million of new debt issuance under our revolving credit and term loan agreement entered into in October 2012, $1.9 million received upon exercise of convertible preferred stock warrants, common stock options and employee stock purchase, and $1.6 million from excess tax benefits from stock-based compensation arrangements on the exercise of employee stock options. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of $15.9 million and $0.2 million on our contractual obligation.

For the year ended December 31, 2013, net cash provided by financing activities consisted of $1.9 million received upon exercise of series D convertible preferred stock warrants and common stock options and $6.0 million of new debt issuance under our revolving credit and term loan agreement entered into in October 2012. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of $4.0 million.  In addition, the Company incurred $0.6 million in costs associated with the IPO completed in February 2014.

For the year ended December 31, 2012, net cash provided by financing activities consisted of the issuance of 2,840,260 shares of series G convertible preferred stock which generated net proceeds of $19.9 million in March 2012, the incurrence of an aggregate of $6.0 million of borrowings under our revolving credit and term loan agreement, and the exercise of series B convertible and series C convertible preferred stock warrants for $0.4 million. This was partially offset by repayment of $6.5 million of borrowings under our revolving credit and term loan agreement.

Accounts receivable

Accounts receivable before allowance for doubtful accounts, rental adjustments and sales returns increased $9.5 million, or 70%, from $13.6 million at December 31, 2013 to $23.1 million at December 31, 2014.

Included in accounts receivable are earned but unbilled receivables of $3.7 million at December 31, 2014 and $1.4 million at December 31, 2013. Delays, ranging from a day to several weeks between the date of service, and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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

Collection of rental receivables from third-party payors and patients is a significant source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-insurance) remain outstanding. We record bad debt expense based on a percentage of revenue using historical data specific to us. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs and aging of accounts receivable. We write-off accounts receivable against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustments and bad debt rates and other economic conditions that might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts.

Accounts receivable balance concentrations by major category as of December 31, 2014 and December 31, 2013 were as follows:

	As of
	December 31,
	2014	2013
Percentage of accounts receivable outstanding:
Medicare	27%	26%
Medicaid/other government	11%	3%
Private insurance	25%	29%
Patient responsibility	7%	18%
Business to business sales	30%	24%
Total	100%	100%

The following table sets forth the percentage breakdown of our accounts receivable by aging category by invoice date as of December 31, 2014 and December 31, 2013.

	As of
	December 31,
	2014	2013
Accounts receivable by aging category:
Unbilled	16%	11%
Aged 0-90 days	48%	56%
Aged 91-180 days	8%	13%
Aged 181-365 days	12%	16%
Aged over 365 days	16%	4%
Total	100%	100%

The following table sets forth the percentage breakdown of our allowances to accounts receivable as of December 31, 2014 and December 31, 2013.

	As of
	December 31,
	2014	2013
Percentage of allowance to accounts receivable
Bad debt reserve	5%	8%
Rental adjustments & write-offs reserve	10%	16%
Direct to consumer sales returns reserve	1%	1%
Total percentage of allowance to accounts receivable	16%	25%

The decrease in total percentage of our allowances to accounts receivable from 25% as of December 31, 2013 to 16% as of December 31, 2014 was primarily related to our increasing portion of sales receivables in our total receivables, which have lower adjustment and bad debt allowances. These balances aged over 365 days have increased from 4% to 16% in the periods presented primarily related to our rental business and patient co-pay balances.  We have implemented new collection procedures with third party collection agencies to achieve higher collectability rates, as well as timelier payment processing from Medicare, Medicaid and third party, payors whereby they assist with the follow-up and completion of additional requests from these payors to expedite payment.  We believe our reserves are adequate and properly present the collectability of our outstanding accounts receivable balances based on our analysis of these balances.  We review the accounts receivables on a monthly basis to assess the allowance for doubtful accounts, and adjust the reserves accordingly.

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

Sources of funds

Our cash provided in operations in the year ended December 31, 2014 was $15.7 million compared to $13.5 million in the year ended December 31, 2013. As of December 31, 2014 we had cash and cash equivalents of $56.8 million and available borrowing capacity under our working capital revolving line of credit of $15 million.

We believe, based on our current operating plan, that our existing cash and cash equivalents, cash generated from operating activities and available borrowings under our borrowing arrangements will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next 12 months. In the future, we may make material investments in, or acquisitions of, complementary businesses, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Amended and restated revolving credit and term loan agreement

In October 2012, we entered into an amended and restated revolving credit and term loan agreement with Comerica Bank as the administrative agent, which we refer to as our Comerica revolving credit and term loan agreement. This agreement incorporated amounts outstanding under one prior loan agreement whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. We did not incur or defer any financing cost directly related to the amended loan and security agreement.

The revolving credit and term loan agreement also provided for a pre-existing term loan facility for rental assets amounting to up to $3.0 million, which we refer to as Term Loan A, a pre-existing term loan facility for rental assets amounting to up to $8.0 million, which we refer to as Term Loan B, a new term loan facility for rental assets amounting to up to $12.0 million, which we refer to as Term Loan C, and an accounts receivable revolving line of credit amounting to up to $1.0 million based on 80% of eligible accounts receivable, which we refer to as the revolver.

We had borrowings of $0, $0.4 million and $1.4 million outstanding under Term Loan A as of December 31, 2014, 2013 and 2012, respectively. We had borrowings of $0, $3.8 million and $6.4 million outstanding under Term Loan B, as of December 31, 2014, 2013 and 2012, respectively. There were borrowings of $0, $5.7 million and $0 outstanding under Term Loan C as of December 31, 2014, 2013 and 2012, respectively. There were no borrowings under the revolver during 2014, 2013, or 2012. The revolver expired on October 13, 2013 and we have no plans to renew or replace it.

Payments of interest for the Term Loan were generally payable monthly. Payment of principal is payable monthly. Each term loan bears interest at the base rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1%, and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B and C are 1.25%, 2.50% and 2.25%, respectively. Upon the closing of an acquisition or initial public offering during the term of the revolving credit and term loan agreement, the lenders were entitled to a fee equal to $120,000. This fee was initiated upon the close of the IPO that occurred in February, 2014, and was subsequently paid in March, 2014 and is recorded as other finance and bank fees in 2014.

In November 2014, we secured a primary banking relationship that provides access to a $15 million working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  We are required to maintain a tangible net worth not less than $90 million and EBITDA of $10 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014. We were in compliance as of December 31, 2014, and no outstanding debt balances were outstanding on the credit facility.

The revolving credit and term loan agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates. In addition, we must comply with certain financial covenants relating to liquidity, debt service, and leverage ratios. We were in compliance with all covenants as of December 31, 2014 and December 31, 2013. As of December 31, 2013, in order to be in compliance with the liquidity requirements, debt service ratios, and leverage ratios of existing debt obligations, we were required to maintain $2.5 million of Adjusted EBITDA in the previous six months, and we had $6.5 million in Adjusted EBITDA, and $18.7 million of cash and qualified accounts receivable, and we had $13.5 million of actual cash. Our obligations under the revolving credit and term loan agreement were secured by substantially all of our assets, including intellectual property.

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

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2014.

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
(in thousands)
Operating leases-properties (1)	$2,957	$829	$904	$910	$314
Operating leases-equipment and other (2)	101	41	56	4	—
Long-term debt obligations (3)	614	299	315	—	—
Total	$3,672	$1,169	$1,275	$914	$314

(1)	We lease manufacturing and office space in both Richardson, TX and Goleta, CA with terms that expire between 2019 and 2022.
(2)	This consist of multiple miscellaneous office and processing equipment in both Texas and California with terms expiring within 3 months to 5 years.
(3)

In 2011, we entered into an amendment of a licensing agreement whereby we were assigned the entire right, title and interest in a portfolio of patents in exchange for an imputed promissory note calculated via prime plus 2 points for $0.7 million, in addition to a $0.8 million existing obligation to the original licensor, for a total of $1.5 million due to the original licensor in installments starting May 22, 2011, and ending October 31, 2016.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

●	revenue recognition;
●	stock-based compensation;
●	inventory and rental asset valuation;
●	accounts receivables and allowance for bad debts, returns and adjustments;
●	fair value measurements; and
●	income taxes.

Revenue recognition

We generate revenue primarily from sales and rentals of our products. Our products consist of our proprietary line of oxygen concentrators and related accessories. A small portion of our revenue comes from extended service contracts and freight revenue for product shipments.

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

Accruals for estimated warranty expenses are made at the time that the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of revenue could be adversely affected in future periods. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. We accrued $1.1 million and $0.8 million to provide for future warranty costs at December 31, 2014 and 2013, respectively.

Revenue from the sale of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured, which is generally when shipment as occurred. We offer extended service contracts on our Inogen One systems for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from extended service contracts and lifetime warranty is deferred and recognized in income over the contract period. To calculate the value associated with the lifetime warranties, management considered the profit margins of the overall company, the average cost of lifetime warranties and the price of extended warranties and created a best estimate. Lifetime warranty revenue is deferred and recognized after the standard three year warranty period, on a straight-line basis, in year four and five. Under the lifetime warranty, the company will provide replacement equipment without any additional cost to the consumer for the duration of the patient’s life. Lifetime warranties are non-transferable.

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

●

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

●

Expected Term. The expected term for stock options granted to employees (including members of our board of directors) was estimated using the simplified method allowed under SEC guidance. For grants to nonemployees, the expected term is equal to the contractual term, which have ranged from seven to ten years.

●

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

●	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
●

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

Pre-IPO Common Stock Valuations

Prior to the IPO, the fair value of the common stock underlying our stock options was approved by our board of directors, which intended all options granted to be exercisable at a price per share equal to the per-share fair value of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Because there had been no public market for our common stock, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of common stock as of the date of each option grant, including the following factors:

●	contemporaneous third-party valuations of our common stock;
●	the prices, rights, preferences and privileges of preferred stock relative to the common stock;
●	the prices of preferred stock sold to third-party investors in arms-length transactions;
●	the prices of common stock sold to third-party investors in secondary transactions or repurchased by us in arms-length transactions;
●	our operating and financial performance;
●	current business conditions and projections;
●	our stage of development;
●

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market conditions;

●	any adjustment necessary to recognize a lack of marketability for common stock;
●	the market performance of comparable publicly traded companies; and
●	the U.S. and global capital market conditions.

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

Included in accounts receivable are earned but unbilled receivables of $3.7 million in December 31, 2014 and $1.4 million at December 31, 2013. Delays in billing can occur between the date revenue is earned and when billing occurs due to delays in receiving the appropriate paperwork for each payor. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability. A portion of revenue and related costs are deferred each month for monthly rental revenue based on the timing of the recurring billing and then recorded as revenue in the subsequent month.

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

At December 31, 2014, we had federal net operating loss carryforwards, or NOLs, of approximately $59.3 million and federal research and experimentation credit carryforwards of approximately $1.2 million, which may be used to reduce future taxable income or offset income taxes due. These NOL carryforwards expire during the period 2023 through 2031.

Our realization of the benefits of the NOLs and credit carryforwards is dependent upon sufficient taxable income in future fiscal years. Our utilization of NOLs to offset future income subject to taxes is subject to annual limitations due to a current period “change in ownership” pursuant to the provisions section 382 of the Code and similar state provisions and may be further limited in the future.  Even after factoring in the limitations of the current period ownership change, the Company was able to determine, based upon future projections of income, that it is more likely than not that all of its federal NOLs and credit carryforwards will be utilized before they expire.  However, the Company determined that some of its California NOLs will expire unused and therefore has a valuation allowance of $2.9 million relating to these NOLs.  In the current period, the Company released (or reversed) $1.2 million of the California NOLs valuation allowance due to expiration of California NOL’s and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $32.8 million ($2.9 million tax effect) of the California NOLs will be utilized.

We recognize interest and penalties on taxes, if any, within operations as income tax expense. No significant interest or penalties were recognized during the periods presented.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2010 for federal and 2010 to 2011 for various state tax purposes. However, the net operating losses generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

We have reviewed other recent accounting pronouncements and concluded that other than ASU 2014-09 discussed above they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $56.8 million as of December 31, 2014, which consisted of highly-liquid investments with an original maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of December 31, 2014, we did not have any outstanding term loan agreements.  We paid off all outstanding bank debt and accrued interest under the amended and restated revolving credit and term loan agreement with Comerica Bank on August 22, 2014 in the amount of $11.6 million.

In November 2014, the Company secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90 million and EBITDA of $10 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014. The Company was in compliance as of December 31, 2014, and no outstanding debt balances were outstanding on the credit facility.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements have been denominated almost exclusively in U.S. dollars. In the last quarter of 2014, the Company began accepting payment in Euros, and had an exchange translation loss of $0.1 million.   The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2014 and December 31, 2013 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the existence of a material weakness over the perfection of compliance documentation for direct-to-consumer sales and rental which could affect the financial reporting described below. Notwithstanding the existence of the material weakness discussed below, our management, including our principal executive officer and principal financial officer, has concluded that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weakness described below. The Company was not required to adopt the COSO 2013 framework as of December 31, 2014

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-consumer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation related to direct-to-customer sales and rentals.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of implementing a remediation plan to supplement control over financial reporting to address this material weakness.  Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our sales order review process and compliance audit program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2014. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to the material weakness discussed above, may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO.

Changes in internal controls over financial reporting

During the three months ended December 31, 2014, we identified a material weakness in our internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. As described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of the material weakness.

ITEM 9B. OTHER INFORMATION

 Compensatory Arrangements of Certain Officers

On April 24, 2015, our compensation, nominating and governance committee met to determine bonus compensation to our named executive officers under our 2014 Bonus Plan.  For 2014, our corporate-level goals included achieving specified Adjusted EBITDA targets for the year.  For Adjusted EBITDA achievement at the target level, each named executive officer would receive 100% of his or her 2014 target award opportunity.  Performance above 100% of our Adjusted EBITDA target entitles each named executive officer to an increase to his or her incentive award payment based on the extent of the achievement above target.   For our 2014 Bonus Plan, our adjusted EBITDA target was $18.3 million at 100% of our Adjusted EBITDA, and $20.7 million at 150% of our Adjusted EBITDA, excluding expenses incurred in connection with our initial public offering and follow on offering costs. The compensation, nominating and governance committee approved bonuses to our NEO’s as follows:

	Target award opportunity	Actual award amount
Name and principal position	($)	($)
Raymond Huggenberger	$264,000	$396,000
President and Chief Executive Officer
Scott Wilkinson	103,200	154,800
Executive Vice President, Sales and Marketing
Alison Bauerlein	108,000	162,000
Executive Vice President, Finance and Chief Financial Officer

Annual Meeting

The Company has postponed its 2015 Annual Meeting of Stockholders scheduled to be held at 10:00 a.m. Pacific Time on Thursday, May 14, 2015. The Annual Meeting will be rescheduled at a later date to be determined by the Company’s Board of Directors. The Company is also resetting the record date for the Annual Meeting, as postponed.

As soon as practicable upon determining the date of the Annual Meeting, the Company will provide additional information with respect to the Annual Meeting, including the date, time and place of the rescheduled Annual Meeting and the new record date for the Annual Meeting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table identifies certain information about our directors and executive officers as of March 31, 2015. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Raymond Huggenberger	56	President, Chief Executive Officer and Director
Scott Wilkinson	50	Executive Vice President, Sales and Marketing
Alison Bauerlein	33	Executive Vice President, Finance and Chief Financial Officer, Corporate Secretary and Corporate Treasurer
Matthew Scribner	47	Executive Vice President, Operations
Brenton Taylor	33	Executive Vice President, Engineering
Byron Myers	35	Vice President, Marketing
Heath Lukatch, Ph.D.(2)	47	Chairman of the Board
Timothy Petersen(1)(2)	51	Director
Benjamin Anderson-Ray(1)	60	Director
Loren McFarland(1)	56	Director
Heather Rider(2)	55	Director

(1)	Member of our audit committee.
(2)	Member of our compensation, nominating and governance committee.

Executive Officers

Raymond Huggenberger has served as our President, Chief Executive Officer and as a member of the board of directors of Inogen since 2008. Prior to joining our company, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, including: Vice President of Marketing for Sunrise’s German subsidiary from 1994 to 1996, President of Sunrise’s German division from 1998 until 2000, President of the European Operating Group from 2000 to 2002, President and Chief Operating Officer from 2002 until 2004, and President of European Operations 2006 to 2007. Mr. Huggenberger also held various management positions with McDermott and Bull Inc., an executive search firm, from 2005 to 2006 and in the healthcare division of TA Triumph Adler AG, a document process management firm, from 1996 to 1998. Mr. Huggenberger currently serves on the board of directors of Wellfount Corporation, a pharmacy services company, and previously served on the board of IYIA Technologies, a healthcare company. Mr. Huggenberger graduated from AKAD University in Rendsburg, Germany in Economics and completed the Advanced Marketing Strategies Program at INSEAD, Fontainebleau, France. The board of directors believes that he is qualified to serve as a director of Inogen because of his deep understanding of our business, operations and strategy.

Scott Wilkinson has served as our Executive Vice President, Sales and Marketing since 2008 and in this role currently oversees Inogen’s global operations in sales, marketing, customer service, product management, medical billing, and clinical services. Previously, he served as our Director of Product Management from 2005 to 2006 and Vice President, Product Management from 2006 to 2008. From 2000 to 2005, Mr. Wilkinson worked for Invacare Corporation, a designer and manufacturer of oxygen products, as a Group Product Manager and helped launch their $100 million oxygen product line segment. From 1999 to 2000, Mr. Wilkinson served as a Product Line Director with Johnson & Johnson, a healthcare company. From 1988 to 1999, Mr. Wilkinson worked as a Research Scientist, Product Manager, and Project Leader at Kimberly Clark, a consumer products company. Mr. Wilkinson received a Bachelor’s degree in Chemical Engineering from the University of Akron and an MBA from University of Wisconsin, Oshkosh.

Alison Bauerlein is a co-founder of Inogen and has served as our Chief Financial Officer since 2009 and Executive Vice President, Finance since March 2014.  Ms. Bauerlein has also served as Corporate Secretary and Corporate Treasurer since 2002.  Ms. Bauerlein previously served as our Vice President, Finance from 2008 until March 2014. Prior to serving in these positions, Ms. Bauerlein also served as Controller with our company from 2008 to 2009 and 2001 to 2004, and the Director of Financial Planning and Analysis from 2004 to 2008. During her time with our company, Ms. Bauerlein has helped the company raise approximately $91 million in venture capital funding. Ms. Bauerlein currently serves on the board of directors of Active Life Scientific, Inc. Ms. Bauerlein received a Bachelor of Arts degree in Economics/Mathematics with high honors from the University of California, Santa Barbara.

Matthew Scribner has served as our Executive Vice President, Operations since March 2014.  Prior to serving this position, Mr. Scribner served as our Vice President, Operations from 2008 until March 2014, the Director of Manufacturing from 2007 to 2008 and the Director of Supply Chain from 2004 to 2007. From 1998 to 2004, Mr. Scribner worked for Computer Motion, a manufacturer of surgical robots that was acquired by Intuitive Surgical, in various executive capacities, including as a Manufacturing Manager and as a Project Manager. From 1989 to 2013, Mr. Scribner served in the United States Navy as a helicopter pilot, on both active duty and as a reservist. He was mobilized and deployed to Iraq in 2003 to fly in support of Operation Iraqi Freedom. He achieved the rank of Commander and retired from the U.S. Navy in July 2013. Mr. Scribner received a Bachelor of Science degree in Ocean Engineering from the United States Naval Academy. Mr. Scribner also received an MBA from the University of San Diego.

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014. Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008. Mr. Taylor is listed as an inventor on more than 20 of the company’s U.S. patents related to portable oxygen concentrator development. Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

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

Directors

Raymond Huggenberger. See “Directors, Executive Officers and Corporate Governance — Executive Officers” included elsewhere in this Annual Report on Form 10-K for Mr. Huggenberger’s biographical information.

Heath Lukatch, Ph.D. has served as chairman of our board of directors since 2008, and as a director since 2006. Dr. Lukatch is employed as a Partner at Novo Ventures (US) Inc., which provides certain consultancy services to Novo A/S. Dr. Lukatch joined Novo Ventures (US) Inc. in 2006. As of April 30, 2015, Mr. Lukatch will no longer be employed by Novo Ventures (us) Inc.  Prior to joining Novo Ventures (US) Inc., Dr. Lukatch was a Managing Director responsible for biotechnology venture investments at Piper Jaffray Ventures and SightLine Partners, a private equity firm and spin off of Piper Jaffray Ventures, from 2001 to 2006. Prior to joining Piper Jaffray Ventures, Dr. Lukatch worked as a strategy consultant with McKinsey & Company, a consulting firm, from 1997 to 2000. Dr. Lukatch also served as co-founder and chief executive officer of AutoMate Scientific, a biotechnology instrumentation company from 1991 to 1997, and held scientific positions with Chiron Corporation, a biotechnology company, from 1990 to 1991, Roche Bioscience, a healthcare company, from 1996 to 1997, and Cetus Corporation, a biotechnology company, in 1987. He currently serves on the boards of directors of AnaptysBio, Inc., Cianna Medical, Inc., Flexion Therapeutics, Inc., Nora Therapeutics, Inc., Panmira Pharmaceuticals LLC., and Spinifex, Inc.  Dr. Lukatch previously served on the boards of directors of Amira Pharmaceuticals, Elevation Pharmaceuticals, Inc., FoldRx Pharmaceuticals, Inc., InSound Medical, Inc., NeuroTherapeutics Pharma, Inc., Synosia Therapeutics, Inc., and Verax Biomedical, Inc. Dr. Lukatch received his Ph.D. in Neuroscience from Stanford University where he was a DOD USAF Fellow, and his B.A. in Biochemistry from the University of California at Berkeley. The board of directors believes that he is qualified to serve as a director of Inogen because of his extensive industry experience and experience as a venture capital investor and a board member for several venture-backed healthcare companies

Timothy Petersen has served as a member of the board of directors of Inogen since 2010. He has been a managing director at Arboretum Ventures, a venture capital firm, since 2002. Prior to joining Arboretum, he was the managing director of the Zell Lurie Institute for Entrepreneurial Studies at the University of Michigan from 1999 to 2002. During his tenure at the University of Michigan, he also directed the Wolverine Venture Fund, the Institute’s venture capital fund focusing on early-stage life science and technology investments. Prior to the University of Michigan, Mr. Petersen was a manager in the investment banking practice at Plante Moran Corporate Finance, a professional services and consulting firm, and served as a management consultant at Industrial Economics, Inc., a consulting firm. He currently serves on the boards of Advanced ICU Care, Inc., IntelliCyt Corp., Fidelis SeniorCare, Inc., Tangent Medical Technologies, Inc., My Health Direct, Inc., KFx Medical Corp., and CerviLenz, Inc. Previously, Mr. Petersen served on the boards of HealthMedia, Inc. (sold to Johnson & Johnson), PathCentral, Inc., and Accuri Cytometers, Inc. (sold to Becton, Dickinson and Company). Mr. Petersen earned a BA in Economics from Williams College. He also holds an MS in Economics from the University of Wisconsin-Madison, and an MBA from the Ross School of Business at the University of Michigan. The board of directors believes that he is qualified to serve as a director of Inogen because of his extensive experience as an investor and board member for various healthcare companies.

Benjamin Anderson-Ray has served as a member of the board of directors since 2013. He has been a partner and advisor with Trinitas Advisors, a consulting firm, since 2009. Prior to joining Trinitas Advisors, he served as the chief executive officer of three manufacturing companies: Hubbardton Forge, LLC from 2008 to 2009, Chromcraft Revington, Inc. from 2005 to 2008 and Gravograph New Hermes from 2002 to 2004. Prior to that, Mr. Anderson-Ray held various senior leadership roles at Sunrise Medical, a medical equipment manufacturer, including president of the Global Business Group in 2001, president of the Continuing Care Group from 1998 to 2000, and president of the Mobility Products Division from 1996 to 2001. Earlier in his career, Mr. Anderson-Ray held management and marketing roles at GE Lighting, a lighting solutions company, from 1984 to 1993, Black & Decker Home Products, a product manufacturing company, from 1993 to 1994, and Rubbermaid Home Products, a manufacturer and distributor of household items, from 1994 to 1996. He currently serves on the boards of Sommetrics. Inc., the Episcopal Church Foundation, and the Addison County Economic Development Corporation. Mr. Anderson-Ray has Bachelor’s degrees in Marketing and Horticulture from Michigan State University, an MBA from the University of Michigan, and is a Certified Advisor with The CEO Advantage. The board of directors believes that he is qualified to serve as a director of Inogen because of his leadership experience and his extensive industry experience.

Loren McFarland has served as a member of the board of directors of Inogen since 2013. He has been president and managing member of Santa Barbara Financial Services, LLC since 2008. Prior to founding Santa Barbara Financial Services, he served as the chief financial officer and treasurer of Mentor Corporation, a medical equipment company (now a division of Ethicon, Inc., a Johnson & Johnson company), from 2004 to 2007. Prior to that, Mr. McFarland fulfilled various finance and accounting roles at Mentor from 1985 to 2004. He worked as a certified public accountant and audit supervisor with Touche Ross & Co., an accounting firm, from 1981 to 1985 and served in the North Dakota Army National Guard from 1978 to 1984. He currently serves on the board of Cure Medical, LLC, a privately held manufacturer of disposable urology products, and on the board and executive committee of the MIT Enterprise Forum of the Central Coast. Previously, Mr. McFarland served on the board of directors of Patient Safety Technologies, Inc. (PSTX) as the financial expert on the audit committee and as a member of the compensation committee. Mr. McFarland has a Bachelor’s degree in accounting from the University of North Dakota and an MBA from the University of California, Los Angeles. He completed an ISS Director Certification Program in October 2008 at the University of California, Los Angeles’ Anderson School. The board of directors believes that he is qualified to serve as a director of Inogen because of his leadership experience and his extensive experience in finance and accounting.

Heather Rider has served as a member of the board of directors of Inogen since 2014.  From 2012 to 2013, Ms. Rider served as Vice President, Global Human Resources of Cymer, Inc., a publicly-traded supplier of light sources for semiconductor manufacturing that was acquired by ASML Holding NV in 2013. From October 2010 to September 2012, Ms. Rider served as Senior Vice President, Global Human Resources of Alphatec Holdings, Inc., a publicly-traded medical device company focused on surgical treatment of spine disorders, and from 2006 to 2010, she served as Vice President, Human Resources of Intuitive Surgical, Inc., a publicly-traded manufacturer of robotic surgical systems. From 2001 to 2005, Ms. Rider served as Senior Vice President of Global Human Resources of Sunrise Medical, Inc., a global manufacturer and distributor of durable medical equipment.  From 1998 to 2001, Ms. Rider served as Vice President of Human Resources of Biosense Webster, a member of the J & J family of companies, and a medical device manufacturer of intracardiac catheters and location technology. Prior to 1998, Ms. Rider served as Head of Human Resources for City of Hope, a leading research and treatment center for cancer, diabetes and other life-threatening diseases, CAP/MPT, a medical malpractice provider for physicians in California and medical malpractice insurance for large physician groups and hospitals, and Environmental Diagnostics International, a bio-diagnostics company with focus on the detection of environmental compounds and diseases using monoclonal antibody technology. Ms. Rider holds a B.A. in Psychology from Claremont McKenna College and an M.B.A. from Pepperdine University. The board of directors believes that she is qualified to serve as a director of Inogen because of her extensive executive-level experience with healthcare and life science companies.

Family relationships

There are no family relationships among any of our directors and executive officers.

Board composition and risk oversight

Our board of directors is currently composed of six directors. Five of the six directors that comprise our board of directors are independent within the meaning of the independent director guidelines of the NASDAQ Global Select Market. All of the directors other than Benjamin Anderson-Ray, Loren McFarland and Heather Rider were initially elected to our board of directors pursuant to a voting agreement that terminated automatically by its terms upon the completion of our initial public offering in February 2014. The certificate of incorporation and bylaws currently in effect provide that the number of directors shall be at least one and will be fixed from time to time by resolution of our board of directors.

During 2014, our board of directors met seven times.

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

The Class I directors are Timothy Petersen and Heather Rider.

The Class II directors are Loren McFarland and Benjamin Anderson-Ray.

The Class III directors are Heath Lukatch, Ph.D. and Raymond Huggenberger.

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

Audit Committee

Our board of directors has a separately-designated audit committee. The members of our audit committee are Messrs. McFarland (Chairman), Petersen and Anderson-Ray, each of whom is a non-employee member of our Board. The composition of our audit committee meets the requirements for independence under current NASDAQ Stock Market listing standards and SEC rules and regulations.  Each member of our audit committee also meets the financial literacy requirements of the NASDAQ Stock Market listing standards.  Our audit committee chairman, Mr. McFarland, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the listing standards of the NASDAQ Global Select Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our Board in monitoring our financial systems. Our audit committee also:

•	approves the hiring, discharging and compensation of our independent auditors;
•	oversees the work of our independent auditors;
•	approves engagements of the independent auditors to render any audit or permissible non-audit services;
•	reviews the qualifications, independence and performance of the independent auditors;
•	reviews our financial statements and our critical accounting policies and estimates;
•	reviews the adequacy and effectiveness of our internal controls; and
•	reviews and discusses with management and the independent auditors the results of our annual audit, our annual and quarterly financial statements and our publicly filed reports.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of NASDAQ Global Select Market.  A copy of the charter of our audit committee is available on our website at www.inogen.com in the Corporate Governance section of our Investor Relations webpage.  During 2014, our audit committee held eleven meetings.

Identifying and Evaluating Nominees for Director

The compensation, nominating and governance committee will use the following procedures to identify and evaluate any individual recommended or offered for nomination to the Board:

•	The compensation, nominating and governance committee will consider candidates recommended by stockholders in the same manner as candidates recommended to the Committee from other sources.
•	In its evaluation of director candidates, including the members of the Board eligible for re-election, the compensation, nominating and governance committee will consider the following:
-	The current size and composition of the Board and the needs of the Board and the respective committees of the Board.
-

Such factors as character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like.  The compensation, nominating and governance committee evaluates these factors, among others, and does not assign any particular weighting or priority to any of these factors.

-	Other factors that the compensation, nominating and governance committee deems appropriate.

The compensation, nominating and governance committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills.  The committee does not have a formal policy with respect to diversity; however, our Board and the compensation, nominating and governance committee believe that it is essential that members of our Board represent diverse viewpoints.

•	The compensation, nominating and governance committee requires the following minimum qualifications to be satisfied by any nominee for a position on the Board:
-	The highest personal and professional ethics and integrity.
-	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment.
-	Skills that are complementary to those of the existing Board.
-	The ability to assist and support management and make significant contributions to the Company’s success.
-	An understanding of the fiduciary responsibilities that is required of a member of the Board and the commitment of time and energy necessary to diligently carry out those responsibilities.
•

If the compensation, nominating and governance committee determines that an additional or replacement director is required, the Committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the compensation, nominating and governance committee, the Board or management.

The compensation, nominating and governance committee may propose to the Board a candidate recommended or offered for nomination by a stockholder as a nominee for election to the Board.

Stockholder Recommendations for Nominations to the Board

It is the policy of the compensation, nominating and governance committee of the Board to consider recommendations for candidates to the Board from stockholders holding no less than one percent (1%) of the outstanding shares of the Company’s common stock continuously for at least twelve (12) months prior to the date of the submission of the recommendation or nomination.

A stockholder that wants to recommend a candidate for election to the Board should direct the recommendation in writing by letter to the Company, attention of the Secretary, at 326 Bollay Drive, Goleta, CA 93117.  The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock.  Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, including issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like and personal references.

A stockholder that instead desires to nominate a person directly for election to the Board at an annual meeting of the stockholders must meet the deadlines and other requirements set forth in Section 2.4 of the Company’s Bylaws and the rules and regulations of the Securities and Exchange Commission.  Section 2.4 of the Company’s Bylaws requires that a stockholder who seeks to nominate a candidate for director must provide a written notice to the Secretary of the Company not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which the corporation first mailed its proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then notice by the stockholder to be timely must be so received by the Secretary of the Company not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the 10th day following the day on which Public Announcement (as defined below) of the date of such annual meeting is first made.  That notice must state the information required by Section 2.4 of the Company’s Bylaws, and otherwise must comply with applicable federal and state law.  The Secretary of the Company will provide a copy of the Bylaws upon request in writing from a stockholder.  “Public Announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, or any successor thereto.

Communications with the Board

The Board believes that management speaks for Inogen, Inc.  Individual Board members may, from time to time, communicate with various constituencies that are involved with the Company, but it is expected that Board members would do this with knowledge of management and, in most instances, only at the request of management.

In cases where stockholders and other interested parties wish to communicate directly with our non-management directors, messages can be sent to our Secretary, at Inogen, Inc., 326 Bollay Drive, Goleta, California 93117, Attn: Secretary.  Our Secretary monitors these communications and will provide a summary of all received messages to the Board at each regularly scheduled meeting of the Board.  Our Board generally meets on a quarterly basis.  Where the nature of a communication warrants, our Secretary may determine, in his or her judgment, to obtain the more immediate attention of the appropriate committee of the Board or non-management director, of independent advisors or of Company management, as our Secretary considers appropriate.

Our Secretary may decide in the exercise of his or her judgment whether a response to any stockholder or interested party communication is necessary.

This procedure for stockholder and other interest party communications with the non-management directors is administered by the Company’s compensation, nominating and governance committee.  This procedure does not apply to (a) communications to non-management directors from officers or directors of the Company who are stockholders, (b) stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, or (c) communications to the Audit Committee pursuant to the Complaint Procedures for Accounting and Auditing Matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as set forth below, we believe that our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements in 2014.

•

A late Form 4 report was filed by entities affiliated with Versant Ventures, a beneficial owner of more than 10% of our common stock, on September 12, 2014 to report transactions that occurred on September 9, 2014.

•	A late Form 4 report was filed by Brenton Taylor, an executive officer, on October 2, 2014 to report transactions that occurred on September 25, 2014.
•	A late Form 4 report was filed by entities affiliated with Versant Ventures on December 29, 2014 to report transactions that occurred on December 23, 2014.
•

An amendment to a Form 4 report was filed by entities affiliated with Versant Ventures, a beneficial owner of more than 10% of our common stock, on December 29, 2014 to correct a Form 4 that was originally filed on December 22, 2014.

•	An amendment to a Form 3 report was filed by Brenton Taylor, an executive officer, on December 30, 2014 to correct a Form 3 that was originally filed on February 12, 2014.

In making these statements, we have relied upon examination of the filings made with the SEC and the written representations of our directors and executive officers.

Code of ethics and conduct

We adopted a written code of ethics and conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website at: http://investor.inogen.com/corporate-governance.cfm. We intend to post any amendments to our code of ethics, and any waivers of the code of ethics for directors and executive officers, on the same website.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation awarded to, or earned by, our executive officers, including each of our named executive officers, during 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Other Compensation ($)(3)	Total Compensation
Raymond Huggenberger,	2014	$435,118	—	—	$1,090,897	$396,000	$—	$1,922,015
President, Chief Executive Officer and Director	2013	346,883	—	—	186,685	260,163	10,236	803,967

Alison Bauerlein,	2014	$267,773	—	—	$410,887	$162,000	$—	$840,660
Executive Vice President, Finance and Chief Financial Officer	2013	203,542	—	—	140,654	106,860	—	451,056

Scott Wilkinson,	2014	$256,053	—	—	$321,264	$154,800	$—	$732,117
Executive Vice President, Sales and Marketing	2013	215,946	—	—	140,044	113,372	—	469,362

(1)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards. These amounts have been computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service—based vesting conditions. For a discussion of valuation assumptions, see the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K

(2)

Represents the amounts earned and payable under the 2013 Bonus Plan and 2014 Bonus Plan. 2013 Bonus Plan payments were paid in 2014 and 2014 Bonus Plan payments were approved by the compensation, nominating and governance committee and are scheduled to be paid in the second quarter of 2015.

(3)	Amount represents a housing allowance paid to Mr. Huggenberger.

2014 Non—Equity Incentive Plan Payments

For 2014, the target incentive amounts for our named executive officers were the following:

	Target award opportunity	Actual award amount
Name and principal position	($)	($)
Raymond Huggenberger	$264,000	$396,000
President and Chief Executive Officer
Scott Wilkinson	103,200	154,800
Executive Vice President, Sales and Marketing
Alison Bauerlein	108,000	162,000
Executive Vice President, Finance and Chief Financial Officer

Our 2014 incentive compensation plan, or 2014 Bonus Plan, provides our named executive officers with an annual incentive compensation payment, subject to our achievement of our corporate performance goals.  For 2014, our corporate-level goals included achieving specified Adjusted EBITDA targets for the year.  If our Adjusted EBITDA achievement is at target, each named executive officer would receive 100% of his or her 2014 target award opportunity.  Performance above 100% of our Adjusted EBITDA target entitles each named executive officer to an increase to his or her incentive award payment based on the extent of the achievement above target.   For our 2014 Bonus Plan, our adjusted EBITDA target was $18.3 million at 100% of our Adjusted EBITDA, and $20.7 million at 150% of our Adjusted EBITDA, excluding expenses incurred in connection with our initial public offering and following on offering costs.

The 2014 Bonus Plan reached maximum payout for all executive officers of 150% of target and was approved by the compensation, nominating and governance committee on April 24, 2015 for payment May 1, 2015.

2013 Non—Equity Incentive Plan Payments

For 2013, the target incentive amounts for our named executive officers were the following:

	Target award opportunity	Actual award amount
Name and principal position	($)	($)
Raymond Huggenberger	$173,442	$260,163
President and Chief Executive Officer
Scott Wilkinson	75,581	113,372
Executive Vice President, Sales and Marketing
Alison Bauerlein	71,240	106,860
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

The 2013 Bonus Plan reached maximum payout for all executive officers of 150% of target and was approved by the compensation, nominating and governance committee on March 19, 2014 for payment April 11, 2014.

Processes and Procedures for Compensation Decisions

Our compensation, nominating and governance committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.  Typically, our Chief Executive Officer makes recommendations to our compensation, nominating and governance committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation.  Our Chief Executive Officer makes recommendations to our compensation, nominating and governance committees regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement.  Our compensation, nominating and governance committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer, as well as each individual compensation component.  Our compensation, nominating and governance committee reviews and approves, or makes recommendations for approval by the independent members of the Board regarding the compensation of each executive officer, including our Chief Executive Officer.

Our compensation, nominating and governance committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.  In 2013, our compensation, nominating and governance committee retained Pearl Meyer & Partners, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis.  Accordingly, Pearl Meyer & Partners now serves at the discretion of our compensation, nominating and governance committee.  Our compensation, nominating and governance committee engaged Pearl Meyer & Partners to assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Employment Agreements for Executive Officers

Raymond Huggenberger

We entered into an amended and restated employment agreement with Raymond Huggenberger, our president and chief executive officer, effective October 1, 2013. As of March 1, 2015, Mr. Huggenberger’s current base salary is $475,000 and he is eligible to receive an annual performance bonus of up to 60% of his base salary.

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

If, during the Change of Control Period, Mr. Huggenberger’s employment is terminated without “cause” (excluding by reason of death or disability) or he resigns for “good reason”, he will be eligible to receive the CEO Severance Payments and CEO COBRA Benefits, however the CEO Severance Payments will continue for a period of 36 months.

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

Scott Wilkinson and Alison Bauerlein

We entered into an amended and restated employment agreement with each of Scott Wilkinson, our executive vice president, sales and marketing and Alison Bauerlein, our executive vice president, finance and chief financial officer, treasurer and secretary, effective October 1, 2013. As of March 1, 2015, Mr. Wilkinson’s current base salary is $275,000 and he is eligible to receive an annual performance bonus of up to 40% of his base salary and Ms. Bauerlein’s current base salary is $290,000 and she is eligible to receive an annual performance bonus of up to 40% of her base salary.

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

If the named executive officer’s employment is terminated without “cause” (excluding by reason of death or disability) or the named executive officer resigns for “good reason” (as such terms are defined in the employment agreement), such named executive officer will be eligible to receive the following benefits if he or she timely signs and does not revoke a release of claims:

•	if outside the Change in Control Period continued payment of his or her base salary for a period of 12 months (the “NEO Severance Payments”); and
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

If, during the Change of Control Period, the named executive officer’s employment is terminated without cause (excluding by reason of death or disability) or he or she resigns for good reason, he or she will be eligible to receive the NEO Severance Payments and NEO COBRA Benefits, however the NEO Severance Payments will continue for a period of 24 months.

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

Merger or Change of Control

Our 2014 Equity Incentive Plan, or 2014 Plan provides that in the event of a merger or change in control, as defined under the 2014 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. If the service of an award holder is terminated on or within the 12 months following a change in control, as a result of an involuntary termination as defined in the 2014 Plan, his or her options, restricted stock units and stock appreciation rights, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock will lapse, and all performance goals or other vesting requirements for his or her performance shares and units will be deemed achieved at 100% of target levels, and all other terms and conditions met.

In addition, in the event of a change in control, options, stock appreciation rights, restricted stock and restricted stock units held by our outside directors, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock will lapse, and all performance goals or other vesting for his or her performance shares and units will be deemed achieved at one hundred percent (100%) of target levels, and all other terms and conditions met.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2014 and 2013, we made no matching contributions into the 401(k) plan.  Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our named executive officers, as of December 31, 2014.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that have not Vested ($)
Raymond Huggenberger	2/24/2010	223,694	(1)	—	$0.60	2/23/2020
	3/28/2012	49,072	(2)	24,537	$0.81	3/27/2022
	10/10/2013	12,961	(8)	31,480	$8.37	10/9/2023
	4/1/2014	—	(3)	173,445	$16.62	3/31/2021
		285,727		229,462

Scott Wilkinson	11/21/2005	6,666	(4)	—	$8.70	11/20/2015
	3/27/2008	25,000	(5)	—	$2.40	3/26/2018
	2/24/2010	40,000	(6)	—	$0.60	2/23/2020
	10/11/2011	14,730	(7)	2,947	$0.75	10/10/2021
	3/28/2012	15,989	(2)	7,995	$0.81	3/27/2022
	10/10/2013	9,723	(8)	23,615	$8.37	10/9/2023
	4/1/2014	—	(3)	51,124	$16.62	3/31/2021
		112,108		85,681
Alison Bauerlein
	3/27/2008	32,798	(5)	—	$2.40	3/26/2018
	2/10/2009	20,000	(9)	—	$0.60	2/9/2019
	2/24/2010	30,399	(6)	—	$0.60	2/23/2020
	10/11/2011	—	(7)	1,685	$0.75	10/10/2021
	3/28/2012	18,630	(2)	9,316	$0.81	3/27/2022
	10/10/2013	6,127	(8)	23,718	$8.37	10/9/2023
	4/1/2014	—	(3)	65,311	$16.62	3/31/2021
		107,954		100,030

(1)	The option fully vested on 12/24/2011.
(2)	1/48th of the shares subject to the option vest monthly May 1, 2012 subject to continued service through each vesting date.
(3)

The option vested with the respect to 25% of the shares subject to the option on April 1, 2015, and 1/36th of the remaining shares subject to the option vest monthly thereafter subject to continued service through each vesting date.

(4)	The option fully vested on November 21, 2009.
(5)	The option fully vested on January 1, 2012.
(6)	The option fully vested on February 24, 2014.
(7)	1/48th of the shares subject to the option vest monthly August 1, 2012 subject to continued service through each vesting date.
(8)	1/48th of the shares subject to the option vest monthly November 1, 2013 subject to continued service through each vesting date.
(9)	The option fully vested on February 10, 2013.

Director Compensation

The table below shows compensation earned by our non-employee directors during 2014.  Directors who are also our employees receive no additional compensation for their service as a director.  During the year ended December 31, 2014, one director, Mr. Huggenberger, was an employee.  Mr. Huggenberger’s compensation is discussed in “Executive Compensation.”

Director Compensation Table

Name	Cash Compensation ($)(2)(3)	Option Awards ($)(1)	Total ($)
Loren McFarland(3)	$55,000	$76,556	$131,556
Benjamin Anderson-Ray(4)	35,000	76,556	111,556
Heath Lukatch, Ph.D.(5)	70,000	—	70,000
Timothy Petersen(6)	35,000	76,556	111,556
Heather Rider(7)	14,000	18,529	32,529
Charles Larsen(8)	21,000	76,556	97,556

(1)

Represents the aggregate grant date fair value recognized for financial statement reporting purposes for 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See the notes to our audited financial statements elsewhere in this Annual Report on Form 10-K filed for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	Cash fees earned for board and committee service reflect a partial year of service at the amounts discussed in the “Cash compensation” section below.
(3)

As of December 31, 2014, Mr. McFarland had two options to purchase a total of 15,416 shares consisting of an option to purchase 2,083 and an option to purchase 13,333 shares of our common stock. The first option vested in 12 successive equal monthly installments from grant date of October 1, 2013 and the second option vests in 24 successive equal monthly installments from grant date of April 1, 2014, respectively, subject to continued service through each such date. 2,083 and 4,444 shares of our common stock subject to these options were vested as of December 31, 2014.

(4)

As of December 31, 2014, Mr. Anderson-Ray had two options to purchase a total of 14,999 shares consisting of an option to purchase 1,666 and an option to purchase 13,333 shares of our common stock. The first option vested in 12 successive equal monthly installments from grant date of October 1, 2013 and the second option vests in 24 successive equal monthly installments from grant date of April 1, 2014, respectively, subject to continued service through each such date. 1,666 and 4,444 shares of our common stock subject to these options were vested as of December 31, 2014.

(5)	As of December 31, 2014, Dr. Lukatch had no options granted or outstanding. The cash compensation of $70,000 was accrued, but not paid as of December 31, 2014.
(6)

As of December 31, 2014, Mr. Petersen had one option to purchase a total of 13,333 shares of our common stock. The option vests in 24 successive equal monthly installments from grant date of April 1, 2014, subject to continued service through such date. 4,444 shares of our common stock subject to this option were vested as of December 31, 2014.

(7)

As of December 31, 2014, Ms. Rider had one option to purchase a total of 2,222 shares of our common stock. The option vests in 24 successive equal monthly installments from grant date of August 15, 2014, subject to continued service through such date. 370 shares of our common stock subject to this option was vested as of December 31, 2014.

(8)

As of December 31, 2014, Mr. Larsen had no outstanding options to purchase shares of our common stock.  Mr Larsen forfeited 2,222 options that had vested during his term on the Board related to the 13,333 options which were granted to him during the year.   Mr. Larsen resigned from the Board in the first quarter of 2014.

See “Executive Compensation” for information about the compensation of directors who are also our employees.

Cash Compensation

Following our initial public offering, all non-employee directors are entitled to receive the following cash compensation for their services:

•	$35,000 per year for service as a board member;
•	$20,000 per year for service as chair of the board;
•	$20,000 per year for service as chair of the audit committee; and
•	$15,000 per year for service as chair of the compensation, nominating and governance committee.

All cash payments to non-employee directors will be paid quarterly in arrears.

Options

On the date of each annual meeting of stockholders, each non-employee director will be granted a nonstatutory stock option to purchase 6,666 shares of our common stock, which grant will vest in twelve equal monthly installments beginning with the first monthly anniversary after the grant date, but will vest fully on the date of the next annual meeting held after the date of grant if not fully vested on such date, in each case, subject to the non-employee director continuing to be a service provider through each vesting date.

Additionally, on the date of each annual meeting of stockholders, each non-employee director who serves as chairman of our Board or one of its committees will be granted a nonstatutory stock option to purchase: 1,666 shares of our common stock (chairman of the Board), 1,666 shares of our common stock (chairman of the audit committee), and/or 1,666 shares of our common stock (chairman of the compensation, nominating and governance committee). Each of these grants will vest in twelve equal monthly installments beginning with the first monthly anniversary after the grant date, but will vest fully on the date of the next annual meeting held after the date of grant if not fully vested on such date, in each case, subject to the non-employee director continuing to be a service provider through each vesting date.

For further information regarding the equity compensation of our non-employee directors, see the section titled “Executive Compensation.”

Compensation Committee Interlocks

During the past fiscal year, none of the members of our compensation, nominating and governance committee (which includes current members Dr. Lukatch, Mr. Petersen and Ms. Rider, and former member Mr. Anderson-Ray) is or has at any time during the past year been an officer or employee of our company.  None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or compensation, nominating and governance committee.

Compensation Committee Report

The compensation, nominating and governance committee has reviewed and discussed the section captioned “Executive Compensation,” included in this Annual Report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this Annual Report on Form 10-K.

Respectfully submitted by the members of the compensation, nominating and governance committee of the board of directors:

Heath Lukatch Ph.D., Chairman

Timothy Petersen

Heather Rider

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (2)(3)	2,261,633	$7.31	369,889
Equity compensation plans not approved by security holders	—	—	—
Total	2,261,633	$7.31	369,889

(1)	The weighted average exercise price is calculated based solely on outstanding stock options.
(2)	Includes the following plans: 2002 Stock Incentive Plan, 2012 Equity Incentive Plan, 2014 Equity Incentive Plan (“2014 Plan”), and 2014 Employee Stock Purchase Plan (“ESPP”).
(3)

The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 895,346 shares; (ii) 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine.  Our 2014 Plan had 221,178 options available for issuance as of December 31, 2014. Our ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 179,069 shares; (ii) 1.5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. Our ESPP had 148,711 shares available for sale as of December 31, 2014. On January 1, 2015, the number of shares available for issuance under our 2014 Plan and our ESPP increased by 762,373 shares and 179,069 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2015 for:

•	each of our directors;
•	each of our named executive officers;
•	all of our current directors and executive officers as a group; and
•	each person or group who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 19,282,247 shares of our common stock outstanding as of April 15, 2015. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 15, 2015 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inogen, Inc., 326 Bollay Drive, Goleta, CA 93117.

Name of Beneficial Owner+	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Novo A/S (1)	3,549,320	18.41%
Entities affiliated with Versant Ventures (2)	1,302,862	6.76%

Directors and Executive Officers, including our Named Executive Officers:
Raymond Huggenberger (3)	306,435	1.56%
Scott Wilkinson (4)	99,728	*
Alison Bauerlein (5)	150,146	*
Heath Lukatch, Ph.D.	—	*
Tim Petersen (6)	826,360	4.28%
Benjamin Anderson-Ray (7)	9,443	*
Loren McFarland (8)	12,985	*
Heather Rider (9)	3,833	*

All current directors and executive officers as a group (11 persons) (10)	1,906,176	9.50%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)

Consists of 3,549,320 shares held by Novo A/S. Novo A/S is a Danish limited liability company. The board of directors of Novo A/S, which consists of Sten Scheibye, Göran Ando, Jørgen Boe, Jeppe Christiansen, Steen Riisgaard and Per Wold-Olsen, has shared investment and voting control with respect to the shares held by Novo A/S and may exercise such control only with the support of a majority of the members of the Novo A/S board of directors. As such, no individual member of the Novo A/S board of directors is deemed to hold any beneficial ownership or reportable pecuniary interest in the shares held by Novo A/S. Dr. Lukatch, a member of our board of directors, is employed as a Partner of Novo Ventures (US) Inc. Dr. Lukatch is not deemed a beneficial owner of, and does not have a reportable pecuniary interest in, the shares held by Novo A/S. The address of Novo A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.

(2)

Based solely on a review of Form 4’s filed with the Security and Exchange Commission, consists of (i) 31,334 shares held of record by Versant Affiliates Fund II-A, L.P., a Delaware limited partnership (“VAF II-A”), (ii) 7,812 shares held of record by Versant Side Fund II, L.P., a Delaware limited partnership (“VSF II”), and (iii) 1,263,716 shares held of record by Versant Venture Capital II, L.P., a Delaware limited partnership (“VVC II”). Versant Ventures II, LLC, a Delaware limited liability company (“VV II”) serves as the sole general partner of VAF II-A, VSF II and VVC II own no shares directly. Brian G. Atwood, Samuel D. Colella, Ross A. Jaffe, William J. Link, Ph.D., Donald B. Milder, Rebecca B. Robertson, Bradley J. Bolzon, Charles M. Warden, and Barbara N. Lubash are directors and/or members of VV II and share voting and dispositive power over the shares held by VAF II-A, VSF II and VVC II; however, they disclaim beneficial ownership of the shares held by VAF II-A, VSF II and VVC II except to the extent of their pecuniary interests therein.  The address for such entities and persons is c/o Versant Ventures, 3000 Sand Hill Road, Building 4, Suite 210, Menlo Park, California 94025.

(3)	Includes 6,808 shares held and options to purchase 299,627 shares of common stock that are exercisable within 60 days of April 15, 2015.
(4)	Consists of options to purchase 99,728 shares of common stock that are exercisable within 60 days of April 15, 2015.
(5)	Includes 55,575 shares held and options to purchase 94,571 shares of common stock that are exercisable within 60 days of April 15, 2015.

(6)

Consists of (i) 511,462 shares held of common stock held of record by Arboretum Ventures II, L.P., (ii) 120,106 shares held of common stock held of record by Arboretum Ventures IIa, L.P., (iii) 112,212 shares held of common stock held of record by Arboretum Ventures 1, LLC, and (iv) 74,803 shares of common stock held of record by Arboretum Ventures 1-A, LLC, and options to purchase 7,777 shares of common stock that are exercisable within 60 days of April 15, 2015. Arboretum Investment Manager II, LLC (“AIM II”) serves as the general partner of Arboretum Ventures II, L.P. and serves as the sole manager of Arboretum Investment Manager IIa, LLC, which serves as the general partner of Arboretum Ventures IIa, L.P. Jan Garfinkle and Timothy Petersen are the managing members of AIM II and share the power to vote or dispose of these shares and therefore each of the foregoing managing members may be deemed to have voting and investment power with respect to such shares. Arboretum Investment Manager, LLC (“AIM”) serves as the managing member of Arboretum Ventures 1, LLC and Arboretum Ventures 1-A, LLC. Jan Garfinkle and Timothy Petersen are the managing members of AIM and share the power to vote or dispose of these shares and therefore each of the foregoing managing members may be deemed to have voting and investment power with respect to such shares. The address for such entities and persons is c/o Arboretum Ventures, 303 Detroit Street, Suite 301, Ann Arbor, Michigan 48104. Timothy Petersen is a member of our board of directors.

(7)	Consists of options to purchase 9,443 shares of common stock that are exercisable within 60 days of April 15, 2015.
(8)	Includes 3,125 shares held and options to purchase 9,860 shares of common stock that are exercisable within 60 days of April 15, 2015.
(9)	Includes 3,000 shares held and options to purchase 833 shares of common stock that are exercisable within 60 days of April 15, 2015.
(10)	Includes 992,395 shares held, and options to purchase 913,781 shares of common stock that are exercisable within 60 days of April 15, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

In the ordinary course of our business, we have entered into a number of transactions with our officers, directors and 5% or greater stockholders.  We believe we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.  We have adopted a formal written policy providing that our audit committee will be responsible for reviewing “related party transactions,” which are transactions (i) in which we are or will be a participant, (ii) in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and (iii) in which a related person has or will have a direct or indirect interest. For purposes of this policy, a related person will be defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members. Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee.

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement with certain holders of our common stock and warrants to purchase our common stock, including Novo A/S, entities affiliated with Arboretum Ventures, and entities affiliated with Versant Ventures.  As of April 15, 2015, the holders of approximately 8.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Voting Agreement

All of the directors other than Benjamin Anderson-Ray, Loren McFarland and Heather Rider were initially elected to the board of directors pursuant to a voting agreement. Upon the completion of our initial public offering, the obligations of the parties to the voting agreement to vote their shares so as to elect certain nominees terminated and none of our stockholders has any special rights regarding the nomination, election or designation of members of the board of directors.

Other Agreements

We have entered into separate indemnification agreements with each of our directors and certain of our officers.

We have entered into employment agreements with certain of our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of employment agreements with our named executive officers, see “Employment Agreements for Executive Officers.”

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

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of our audit committee, our Board, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Anderson-Ray, Ms. Rider, Dr. Lukatch, Mr. McFarland, and Mr. Petersen, representing five of our six directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NASDAQ Global Select Market. Our Board also determined that Messrs. McFarland (chairman), Petersen and Anderson-Ray, who comprise our audit committee, and Dr. Lukatch (chairman), Mr. Petersen and Ms. Rider, who comprise our compensation, nominating and governance committee, satisfy the independence standards for those committees established by applicable Securities and Exchange Commission, or SEC, rules and the listing standards of the NASDAQ Global Select Market. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

Dr. Lukatch currently serves as the chairman of our Board. Our Board believes the current board leadership structure provides effective independent oversight of management while allowing our Board and management to benefit from Dr. Lukatch’s leadership and years of experience as a venture capital investor in the biotech industry. Dr. Lukatch is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Dr. Lukatch possesses detailed in-depth knowledge of the issues, opportunities, and challenges facing us. Independent directors and management sometimes have different perspectives and roles in strategy development. Our Board believes that Dr. Lukatch’s role enables strong leadership, creates clear accountability, facilitates information flow between management and our Board, and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Board Meetings and Committees

During 2014, our Board held seven meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our Board on which he or she served during the periods that he or she served.

It is the policy of our Board to regularly have separate meeting times for independent directors without management. Although we do not have a formal policy regarding attendance by members of our Board at annual meetings of stockholders, we encourage, but do not require, our directors to attend.

We have established an audit committee and a compensation, nominating and governance committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees comply with the requirements of, the Sarbanes-Oxley Act of 2002, the rules of the NASDAQ Global Select Market, and SEC rules and regulations. We intend to comply with the requirements of the NASDAQ Global Select Market with respect to committee composition of independent directors. Each committee has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Messrs. McFarland (Chairman), Petersen and Anderson-Ray, each of whom is a non-employee member of our Board. The composition of our audit committee meets the requirements for independence under current NASDAQ Stock Market listing standards and SEC rules and regulations.  Each member of our audit committee also meets the financial literacy requirements of the NASDAQ Stock Market listing standards.  Our audit committee chairman, Mr. McFarland, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the listing standards of the NASDAQ Global Select Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our Board in monitoring our financial systems. Our audit committee also:

•	approves the hiring, discharging and compensation of our independent auditors;
•	oversees the work of our independent auditors;
•	approves engagements of the independent auditors to render any audit or permissible non-audit services;
•	reviews the qualifications, independence and performance of the independent auditors;
•	reviews our financial statements and our critical accounting policies and estimates;
•	reviews the adequacy and effectiveness of our internal controls; and
•	reviews and discusses with management and the independent auditors the results of our annual audit, our annual and quarterly financial statements and our publicly filed reports.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of NASDAQ Global Select Market.  A copy of the charter of our audit committee is available on our website at www.inogen.com in the Corporate Governance section of our Investor Relations webpage.  During 2014, our audit committee held eleven meetings.

Compensation, Nominating and Governance Committee

The members of our compensation, nominating and governance committee are Dr. Lukatch, Mr. Petersen and Ms. Rider.  Dr. Lukatch is the chairman of our compensation, nominating and governance committee.  The composition of our compensation committee meets the requirements for independence under current NASDAQ Stock Market listing standards and SEC rules and regulations.  Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.  Our compensation, nominating and governance committee oversees our compensation policies, plans and benefits programs.  Our compensation, nominating and governance committee also:

•	assists the Board in providing oversight of the Company’s overall compensation plans and benefits programs s;
•

reviews and approves, or makes recommendations for approval by the independent members of the Board regarding corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers;

•	evaluates the performance of our officers in light of established goals and objectives;
•	reviews and approves, or make recommendations regarding compensation of our officers based on its evaluations;
•	administers the issuance of stock options and other awards under our stock plans;
•	evaluates and makes recommendations regarding the organization and governance of our Board and its committees;

•	evaluates and proposes nominees for election to our Board;
•	assesses the performance of members of our Board and makes recommendations regarding committee and chair assignments;
•	recommends desired qualifications for board of directors membership and conducts searches for potential members of our Board; and
•	reviews and makes recommendations with respect to our corporate governance guidelines.

Our compensation, nominating and governance committee operates under a written charter that satisfies the listing standards of NASDAQ Global Select Market.  A copy of the charter of our nominating and governance committee is available on our website at www.inogen.com in the Corporate Governance section of our Investor Relations webpage.  During 2014, our compensation, nominating and governance committee held two meetings.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected BDO USA, LLP (“BDO”) to be the Company’s independent registered public accounting firm for the year ended December 31, 2014.

Audit Fees

The following table presents fees for professional audit services and other services rendered to us by BDO USA, LLP for our fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit fees (1)	$631,000	$643,000
Audit-related fees (2)	—	—
Tax fees (3)	142,000	97,000
All other fees (4)	—	—
Total fees	$773,000	$740,000

(1)

“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2013 and 2014 also included fees billed for professional services rendered in connection with our Form S-1 and Form S-8 registration statements related to our initial public offering of common stock and follow-on offering of common stock completed in 2014.

(2)

“Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” BDO USA, LLP did not bill us for any such services for each of the last two fiscal years.

(3)	“Tax Fees” consist of fees billed for professional services rendered by BDO USA, LLP for tax compliance, tax advice and tax planning.
(4)

“All Other Fees” consist of fees billed for services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.  BDO USA, LLP did not bill us for any such services for each of the last two fiscal years.

Auditor Independence

In 2014, there were no other professional services provided by BDO USA, LLP that would have required our audit committee to consider their compatibility with maintaining the independence of BDO USA, LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under the policy, our audit committee is required to pre-approve all audit and permissible non‑audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence.  All fees paid to BDO USA, LLP for our fiscal years ended December 31, 2014 and 2013 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

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

Exhibits are filed as part of this Report and are hereby incorporated by reference. Refer to Exhibit Index included herein.

Inogen, Inc.

Index to financial statements

Contents

Financial statements

Report of independent registered public accounting firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying balance sheets of Inogen, Inc. (the “Company”) as of December 31, 2014 and December 31, 2013 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inogen, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth within.

/s/ BDO USA, LLP

Los Angeles, California

April 26, 2015

Inogen, Inc.

Balance Sheets

(amounts in thousands)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$56,836	$13,521
Accounts receivable, net of allowances of $3,745 and $3,390 at December 31, 2014 and 2013, respectively	19,349	10,231
Inventories, net of allowances of $141 and $100 at December 31, 2014 and 2013, respectively	7,616	4,248
Deferred cost of rental revenue	515	289
Income tax receivable	2,129	87
Deferred tax asset - current	4,976	3,923
Prepaid expenses and other current assets	1,122	531
Total current assets	92,543	32,830
Property and equipment
Rental equipment, net of allowances of $832 and $157 at December 31, 2014 and 2013, respectively	48,359	37,573
Manufacturing equipment and tooling	3,985	2,551
Computer equipment and software	3,699	2,973
Furniture and equipment	649	601
Leasehold improvements	756	887
Land and building	126	—
Construction in process	193	1,093
Total property and equipment	57,767	45,678
Less accumulated depreciation	(25,840)	(15,956)
Property and equipment, net	31,927	29,722
Intangible assets, net	270	215
Deferred tax asset - noncurrent	15,248	17,865
Other assets	97	1,765
Total assets	$140,085	$82,397

See accompanying notes to financial statements.

Inogen, Inc.

Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2014	2013
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$11,273	$8,764
Accrued payroll	4,066	2,898
Current portion of long-term debt	299	5,258
Warranty reserve	781	420
Deferred revenue	2,316	1,487
Income tax payable	—	—
Total current liabilities	18,735	18,827
Long-term liabilities
Warranty reserve - noncurrent	334	389
Preferred stock warrant liability	—	260
Deferred revenue-noncurrent	2,176	776
Long-term debt, net of current portion	315	5,391
Other noncurrent liabilities	375	455
Total liabilities	21,935	26,098
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock
Preferred stock, $0.001 par value per share; 10,000,000 authorized as of December 31,2013; 0 and 9,541,631 shares issued and outstanding; liquidation preference of $0 and $136,660 at
December 31, 2014 and 2013, respectively (Note 7)	—	118,671
Stockholders' equity (deficit)
Preferred stock, $0.001 par value per share; 10,000,000 and 100,000 shares authorized; 0 and
66,666 shares issued and outstanding; liquidation preference of $0 and $250 at
December 31, 2014 and 2013, respectively (Note 7)	—	247
Common stock, $0.001 par value per share; 200,000,000 and 60,000,000 shares authorized; 19,059,364 and 280,974 shares issued and outstanding at December 31, 2014 and 2013, respectively.	19	1
Additional paid-in capital	174,824	—
Accumulated deficit	(56,693)	(62,620)
Total stockholders' equity (deficit)	118,150	(62,372)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$140,085	$82,397

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Operations

(amounts in thousands, except share and per share amounts)

	Years ended December 31,
	2014	2013	2012
Revenue
Sales revenue	$73,096	$44,905	$28,704
Rental revenue	39,441	30,538	19,872
Total revenue	112,537	75,443	48,576
Cost of revenue (expense)
Cost of sales revenue	38,693	24,306	17,384
Cost of rental revenue, including depreciation of $10,339, $7,132 and $4,056, respectively	18,327	12,146	7,243
Total cost of revenue	57,020	36,452	24,627
Gross profit	55,517	38,991	23,949
Operating expenses
Research and development	2,977	2,398	2,262
Sales and marketing	24,087	18,375	12,569
General and administrative	17,942	13,754	8,289
Total operating expenses	45,006	34,527	23,120
Income from operations	10,511	4,464	829
Other income (expense)
Interest expense	(449)	(562)	(493)
Interest income	42	12	88
Change in fair value of preferred stock warrant liability	36	(262)	148
Other income (expense)	(88)	196	10
Total other expense, net	(459)	(616)	(247)
Income before provision for income taxes	10,052	3,848	582
Provision (benefit) for income taxes	3,226	(21,587)	18
Net income	$6,826	$25,435	$564

Basic net income (loss) per share attributable to common stockholders	$0.33	$0.76	$(19.97)
Diluted net income (loss) per share attributable to common stockholders	$0.30	$0.68	$(19.97)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	16,182,569	276,535	261,268
Diluted common shares	18,037,498	2,008,156	261,268
See accompanying notes to financial statements.

Inogen, Inc.

Statements of Redeemable Convertible Preferred Stock

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2011	423,082	$5,026	343,848	$6,048	1,487,225	$32,571	1,634,874	$26,925	2,701,957	$12,552	—	—	$83,122
Warrants exercised	2,429	30	22,055	412	—	—	—	—	—	—	—	—	442
Accretion of Series G financing costs	—	—	—	—	—	—	—	—	—	—	—	55	55
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	1,119	—	1,503	—	3,159	5,781
Balance, December 31, 2012	425,511	5,056	365,903	6,460	1,487,225	32,571	1,634,874	28,044	2,701,957	14,055	2,840,260	23,159	109,345
Warrants exercised	—	—	—	—	85,901	2,048	—	—	—	—	—	—	2,048
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	1,086	—	1,565	—	4,627	7,278
Balance, December 31, 2013	425,511	5,056	365,903	6,460	1,573,126	34,619	1,634,874	29,130	2,701,957	15,620	2,840,260	27,786	118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to common stock in connection with initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Stockholders’ Equity (Deficit)

(amounts in thousands, except share amounts)

	Series A
	convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, December 31, 2011	66,666	$247	250,440	$1	$—	$(75,814)	$(75,566)
Stock-based compensation	—	—	—	—	60	—	60
Stock options exercised	—	—	4,270	—	3	—	3
Warrants exercised-common	—	—	17,386	—	5	—	5
Accretion of Series G financing costs	—	—	—	—	—	(55)	(55)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(68)	(5,713)	(5,781)
Net income	—	—	—	—	—	564	564
Balance, December 31, 2012	66,666	247	272,096	1	—	(81,018)	(80,770)
Stock-based compensation	—	—	—	—	230	—	230
Stock options exercised	—	—	8,878	—	10	—	10
Warrants exercised - preferred	—	—	—	—	1	—	1
Deemed dividend on redeemable convertible
preferred stock	—	—	—	—	(241)	(7,037)	(7,278)
Net income	—	—	—	—	—	25,435	25,435
Balance, December 31, 2013	66,666	247	280,974	1	—	(62,620)	(62,372)
Stock-based compensation	—	—	—	—	1,363	88	1,451
Employee stock purchase	—	—	30,358	—	413	—	413
Stock options exercised	—	—	736,519	1	945	—	946
Warrants exercised - preferred & common	—	—	222,455	—	61	—	61
Reclassification of warrant liability	—	—	—	—	76	—	76
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	(987)	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	120,251
Issuance of common stock in connection with
initial public offering	—	—	3,529,411	3	49,841	—	49,844
Excess tax benefits from stock-based
compensation arrangements	—	—	—	—	1,641	—	1,641
Net income	—	—	—	—	—	6,826	6,826
Balance, December 31, 2014	—	$—	19,059,364	$19	$174,824	$(56,693)	$118,150

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Cash Flows

(amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$6,826	$25,435	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,080	8,544	4,984
Loss on rental units	1,895	305	258
Loss on disposal of other fixed assets	2	16	5
Provision for sales returns	3,451	1,770	627
Provision for doubtful accounts	1,692	2,045	1,071
Provision for rental revenue adjustments	7,898	6,613	3,102
Provision for inventory obsolescence	147	78	42
Provision for other inventory losses	55	—	—
Stock-based compensation expense	1,451	230	60
Increase (decrease) in fair value of preferred stock warrant liability	(36)	262	(148)
Deferred tax assets	1,564	(21,788)	—
Excess tax benefits from stock-based compensation arrangements	(1,641)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,159)	(13,628)	(7,462)
Inventories	(3,570)	(267)	(2,436)
Deferred costs of rental revenue	(226)	(130)	(89)
Prepaid expenses and other current assets	(591)	(378)	(15)
Accounts payable and accrued expenses	3,637	2,150	1,705
Accrued payroll	1,168	543	893
Warranty reserve	306	362	197
Deferred revenue	2,229	1,169	500
Income tax receivable	(401)	(87)	—
Income tax payable	—	(25)	4
Deferred tax liabilities	—	(10)	3
Other noncurrent liabilities	(80)	258	139
Net cash provided by operating activities	15,697	13,467	4,004
Cash flows from investing activities
Investment in intangible assets	(205)	(37)	(63)
Production of rental equipment	(14,481)	(15,075)	(10,361)
Purchases of property and equipment	(1,551)	(3,030)	(2,024)
Payment of deposit	(17)	—	(27)
Net cash used in investing activities	(16,254)	(18,142)	(12,475)

See accompanying notes to financial statements.

Inogen, Inc.

Statements of cash flows (continued)

(amounts in thousands)

	Years ended December 31,
Cash flows from financing activities	2014	2013	2012
Net proceeds from issuance of Series G redeemable convertible preferred stock	—	—	19,945
Proceeds from borrowings	6,000	6,000	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	506	1,883	422
Proceeds from stock options exercised	946	10	3
Proceeds from initial public offering	56,471	—	—
Costs associated with initial public offering	(6,031)	(597)	—
Employee stock purchase	413	—	—
Repayment of debt from investment in intangible assets	(213)	(212)	(213)
Repayment of borrowings	(15,861)	(4,000)	(6,480)
Excess tax benefits from stock-based compensation arrangements	1,641	—	—
Net cash provided by financing activities	43,872	3,084	19,677
Net increase (decrease) in cash and cash equivalents	43,315	(1,591)	11,206
Cash and cash equivalents, beginning of period	13,521	15,112	3,906
Cash and cash equivalents, end of period	$56,836	$13,521	$15,112
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$487	$552	$462
Cash paid during the period for income taxes	2,061	311	37
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	987	7,278	5,781

See accompanying notes to financial statements.

Inogen, Inc.

Notes to financial statements

(amounts in thousands, except share and per share amounts)

1. Nature of business

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. Our Inogen One G3 and G2 have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Companies Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

Shipping and handling costs for sold products and rental assets, shipped to the Company’s customers are included on the statements of operations as part of cost of sales revenue and cost of rental revenue, respectively. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $1,478 and $4,101 respectively, for the year ended December 31, 2014. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $772 and $3,149, respectively, for the year ended December 31, 2013. The Company’s shipping and handling costs relating to sales revenue and rental revenue were $639 and $1,922 respectively, for the year ended December 31, 2012. Income from shipping and handling fees charged to its customers is included in other revenue on the statements of operations. The Company earned $486, $376 and $214 from shipping and handling fees for the years ended December 31, 2014, 2013 and 2012 respectively.

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company has accrued $1,115 and $809 to provide for future warranty costs at December 31, 2014 and 2013, respectively.

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840 — Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such a bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, the Company has not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

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

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2014 and 2013:

Warrant liability
Balance as of December 31, 2012	$164
Fair value of preferred stock warrants exercised	(166)
Change in fair value	262
Balance as of December 31, 2013	260
Fair value of preferred stock warrants exercised	(148)
Change in fair value	(36)
Reclassification of liability to additional paid in capital	(76)
Balance as of December 31, 2014	$—

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

At December 31, 2014 and 2013, included in accounts receivable on the balance sheets are earned but unbilled receivables of $3,653 and $1,435 respectively.

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

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of our total revenue for 2013 and 2014. In 2012 one customer accounted for 12% of our total revenue.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 76%, 73% and 66% of rental revenue in 2014, 2013 and 2012, respectively, and based on total revenue were 27%, 29% and 27% for 2014, 2013 and 2012, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $4,875 or 25% of total accounts receivable at December 31, 2014, $2,560 or 25% of total accounts receivable at December 31, 2013 and $3,043 or 33% of total accounts receivable at December 31, 2012.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors that accounted for 19%, 16%, and 10%, respectively, of total raw material purchases in 2014. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For 2013, the Company’s three major vendors accounted for 17%, 15%, and 8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years ended December 31,
	2014	2013	2012
U.S. revenue	$88,094	$58,677	$35,538
Non-U.S. revenue	24,443	16,766	13,038
Total revenue	$112,537	$75,443	$48,576

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

	December 31,
	2014	2013
Raw materials and work-in-progress	$6,774	$3,783
Finished goods	983	565
Less: reserves	(141)	(100)
Inventories	$7,616	$4,248

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue in the statements of operations. Repair and maintenance expense, including both labor and parts, for rental equipment was $1,628 and $1,020 for the years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years ended December 31,
	2014	2013	2012
Rental equipment	$10,339	$7,132	$4,056
Other property and equipment	1,591	1,209	630
Total depreciation and amortization	$11,930	$8,341	$4,686

Accumulated depreciation related to property and equipment and rental equipment is summarized below for the years ended December 31, 2014 and 2013, respectively.

	Years ended December 31,
Property and equipment	2014	2013
Rental equipment, net of allowance	$48,359	$37,573
Other property and equipment	9,408	8,105
Property and equipment	57,767	45,678

Accumulated depreciation
Rental equipment	21,084	12,545
Other property and equipment	4,756	3,411
Accumulated depreciation	25,840	15,956

Net property and equipment
Rental equipment	27,275	25,028
Other property and equipment	4,652	4,694
Property and equipment, net	$31,927	$29,722

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the years ended December 31, 2014 and 2013.

Deferred rent

The Company’s operating leases for its office facilities in California and Texas include a rent abatement period and scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs, which approximated $3,290, $2,840 and $2,503 during the years ended December 31, 2014, 2013 and 2012, respectively, are expensed as incurred, excluding the production costs of direct response commercials. Advertising costs are included in sales and marketing expense in the accompanying statements of operations.

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

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2011 for federal and 2010 to 2011 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities. We do not anticipate that the amount of our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating losses in most jurisdictions, our tax years remain open for examination by taxing authorities back to the inception of the company.

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

Business segments

The Company operates in only one business segment-manufacturing and marketing and sales of respiratory equipment.

Stock Split

On November 11, 2013, the Company’s Board of Directors and stockholders approved a 3:1 reverse stock split. This became effective as of November 12, 2013 and the effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current period financial statement presentation. These revisions increased working capital by $844 at December 31, 2013, but did not impact previously reported total revenue, net income, earnings per share, stockholders’ deficit or cash flows.

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

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. Further, as the Company’s preferred stockholders have the right to participate in any dividend declared on the Company’s common stock, basic and diluted EPS are potentially subject to computation using the two-class method, under which the Company’s undistributed earnings are allocated amongst the common and preferred shareholders. However, as the company recorded a net loss attributable to common stockholders for the year ended December 31, 2012, presentation of EPS using the two class method was not necessary. The Company had net income for the year ended December 31, 2013 and December 31, 2014, and has presented EPS using the two class method.

As further discussed in Note 11, on February 20, 2014, the Company completed an initial public offering of 4,411,763 shares of common stock at a price of $16.00 per share. The Company sold 3,529,411 shares of common stock and certain stockholders sold 882,352 shares of common stock. As of March 7, 2014 the underwriters elected to purchase 99,550 additional shares of common stock at the initial public offering price. All preferred stock outstanding as of the IPO automatically converted into 14,259,647 shares of common stock. This IPO transaction has materially altered the number of common shares outstanding.

The computation of EPS is as follows:

	Years ended December 31,
	2014	2013	2012
Numerator—basic:
Net income	$6,826	$25,435	$564
Less deemed dividend on redeemable convertible preferred stock	(987)	(7,278)	(5,781)
Net income (loss) before preferred rights dividend	5,839	18,157	(5,217)
Less preferred rights dividend	—	(7,165)	—
Less: undistributed earnings to preferred stock - basic	(567)	(10,781)	—
Net income (loss) attributable to common stockholders - basic	$5,272	$211	$(5,217)

Numerator—diluted:
Net income	$6,826	$25,435	$564
Less deemed dividend on redeemable convertible preferred stock	(987)	(7,278)	(5,781)
Net income (loss) before preferred rights dividend	5,839	18,157	(5,217)
Less preferred rights dividend	—	(7,165)	—
Less undistributed earnings to preferred stock - diluted	(514)	(9,625)	—
Net income (loss) attributable to common stockholders - diluted	$5,325	$1,367	$(5,217)

Denominator:
Weighted-average common shares - basic common stock	16,182,569	276,535	261,268
Weighted-average common shares - diluted common stock	18,037,498	2,008,156	261,268

Net income (loss) per share - basic common stock	$0.33	$0.76	$(19.97)
Net income (loss) per share - diluted common stock	$0.30	$0.68	$(19.97)
Shares excluded from diluted income (loss)
Warrants	—	—	233,611
Preferred convertible stock	—	—	14,057,509
Stock options	546,142	—	1,646,223
Shares excluded from diluted net income (loss)	546,142	—	15,937,343
Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	16,182,569	276,535	261,268
Warrants	128,016	219,766	—
Stock Options	1,726,913	1,511,855	—
Weighted-average common shares - diluted common stock	18,037,498	2,008,156	261,268

The computations of diluted net income applicable to common shareholders exclude redeemable convertible preferred stock, warrants and common stock options which were anti-dilutive for the period ended December 31, 2012.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC (Comfort Life). The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of December 31, 2014 and 2013, there were no impairments recorded related to this intangible asset.

On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved.

During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. As of December 31, 2014 and 2013, there were no impairments recorded related to these intangible assets. The Company in 2013 calculated imputed interest on these patents and associated debt over the term of the contractual agreement, and reduced the underlying asset, debt by $177. The company recalculated interest and amortization of the period based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired company that allowed them to operate in the state of Tennessee as well as assets of the company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of December 31, 2014 and 2013, there were no impairments recorded related to this intangible asset.

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

Amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $150 and $203 and $298, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

December 31, 2014	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$81	$104
Patents and websites	5	873	749	124
Commercial	2	128	86	42
Total		$1,186	$916	$270

December 31, 2013	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount
Licenses	10	$185	$63	$122
Patents	5	723	662	61
Commercial	2	73	41	32
Total		$981	$766	$215

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

Intangible
Years ending December 31,	amortization
2015	$84
2016	65
2017	48
2018	48
2019	25
Thereafter	—
$270

4. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90,000 and EBITDA of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014.  The Company was in compliance as of December 31, 2014, and no outstanding debt balances were outstanding on the credit facility.

Comerica debt

On October 12, 2012, the Company entered into an amended and restated credit and term loan agreement with its lenders whereby the existing balances and the payback terms were not changed. This transaction did not result in any debt extinguishment losses or gains. The Company did not incur or defer any financing cost directly related to the amendment of the credit and term loan agreement. Due to the completion of the IPO during the term of this facility, a fee equal to 1% of the facility amount of $120, was paid to the lenders in March of 2014, and was included in general and administrative expenses in the Company’s Statements of Operations for the quarter ended March 31, 2014.

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

The Term Loan A facility of $3,000 is presented net of principal payments that began in May 2011. The net balances of this term loan facility were $0 and $417 as of December 31, 2014 and December 31, 2013, respectively.

The Term Loan B facility for $8,000 is presented net of principal payments that began in May 2012. The net balances of this term loan facility were $0 and $3,778 as of December 31, 2014 and December 31, 2013, respectively.

The Term Loan C facility for $12,000 is presented net of principal payments that began in November 2013. The net balances were $0 and $5,666 as of December 31, 2014 and December 31, 2013, respectively.

The AR Revolver expired on October 13, 2013, and was not renewed by the Company. There were no borrowings under the AR Revolver as of and during the year ended December 31, 2014.

The interest rates were 4.5% for Term Loan A, 5.75% for Term Loan B, and 5.5% for Term Loan C at December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, the Company was in compliance with all covenants of the amended and restated credit and term loan agreement.

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90,000 and EBITDA of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014.  The Company was in compliance as of December 31, 2014, and no outstanding debt balances were outstanding on the credit facility.

The Company paid all outstanding balances and accrued interest on the term loan agreements on August 22, 2014 totaling $11,600.

	As of
	December 31,
	2014	2013

Term Loan A, bearing interest at Base Rate, monthly payments of $83 beginning May 2011 through April 2014	$—	$417
Term Loan B, bearing interest at Base Rate, monthly payments of $222 beginning May 2012 through April 2015	—	3,778
Term Loan C bearing interest at Base Rate, monthly payments of $167 beginning November 2013 through May 2014, $367 a month beginning June 2014 through October 2016.	—	5,666
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	614	788
Subtotal	614	10,649
Less: current maturities	(299)	(5,258)
Long-term debt, net of current portion	$315	$5,391

As of December 31, 2014, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

Years ending December 31,
2015	$299
2016	315
2017	—
Total	$614

5. Income taxes

The provision for income taxes consists of the following:

Years ended December 31,	2014	2013	2012
Current tax expense
Federal	$(1,139)	$(42)	$—
State	(525)	(169)	(15)
Total current tax expense	(1,664)	(211)	(15)
Deferred tax benefit (expense)
Federal	(2,782)	(798)	523
State	(3)	(313)	88
Total deferred tax benefit (expense)	(2,785)	(1,111)	611
Plus (less): change in valuation allowance	1,223	22,909	(614)
Total deferred tax benefit (expense), net	(1,562)	21,798	(3)
Income tax benefit (expense)	$(3,226)	$21,587	$(18)

The components of deferred tax assets and liabilities consist of the following:

	As of
	December 31,
	2014	2013
Deferred tax assets (liabilities)
NOL and credit carryforward	$22,924	$25,233
Accrued expenses	3,575	2,686
Valuation allowance	(2,899)	(4,122)
Allowance, reserves and other	1,965	—
	25,565	23,797
Deferred tax liabilities
Property, plant, and equipment	(3,674)	(1,643)
Other	(1,667)	(366)
	(5,341)	(2,009)
Net deferred tax assets (liabilities)	$20,224	$21,788

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the last three years is as follows:

Years ended December 31,	2014	2013	2012
U.S. Statutory rate	34.00%	34.00%	34.00%
State income taxes (net of federal benefit)	2.47	5.48	4.53
Nondeductible expenses	1.39	2.54	(2.77)
Remeasured deferred for state rate change	(0.25)	(8.25)	(137.26)
Change in valuation allowance	(12.16)	(595.34)	105.55
R&D credit (net of reserve)	(3.49)	—	—
Expiration of net operating losses	8.09	—	—
Other	2.04	0.58	(1.02)
Effective income tax rate	32.09%	(560.99)%	3.03%

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

Income tax provision was $3,226 for the year ended December 31, 2014 compared to income tax benefit of $21,587 for the year ended December 31, 2013.

As of December 31, 2014, the Company had $59,319 and $46,434 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2015 for federal and state purposes, respectively, if not utilized.

As of December 31, 2013, the Company had $57,463 and $52,769 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2015 for federal and state purposes, respectively, if not utilized.

Our existing net operating losses are subject to limitations arising from a current period ownership change subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and if we undergo one or more future ownership changes our ability to utilize net operating losses could be further limited.  In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Even after factoring in the limitations of the current period ownership change, the Company was able to determine that, based upon future projections of income, it is more likely than not that all of its federal net operating losses will be utilized before they expire.  However, the Company determined that some of its California net operating losses will expire unused and therefore has a valuation allowance of $2,899 relating to these net operating losses.  In the current period, the Company released (or reversed) $1,223 of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that is more likely than not that all but $32,796 ($2,899 tax effected) of the California net operating losses will be utilized.

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

At December 31, 2014 and 2013, the total unrecognized tax benefits were $577 and $306, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income tax expense. No significant interest or penalties were recognized during the periods presented.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
	2014	2013
Reconciliation of liability for unrecognized tax benefits
Balance at beginning of period	$306	$—
Additions based on tax positions related to current year	123	—
Additions for tax positions of prior years	148	306
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of period	$577	$306

We do not expect a material increase or decrease in unrecognized tax benefits over the next 12 months.

6. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through December 2019. At December 31, 2014, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

December 31, 2014
2015	$870
2016	483
2017	477
2018	457
2019	458
Thereafter	313
$3,058

Rent expense of $750, $910 and $806 was included in the accompanying statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the year ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Product warranty liability at beginning of period	$809	$447
Accruals for warranties issued	1,075	533
Adjustments related to preexisting warranties (including changes in estimates)	406	322
Settlements made (in cash or in kind)	(1,175)	(493)
Product warranty liability at end of period	$1,115	$809

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

The Company is party to various other legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company. Refer to Note 11 for subsequent events for additional information on lawsuits.

7. Convertible preferred stock

Prior to the completion of the Company’s initial public offering in February 2014, the Company was authorized to issue common stock and Series A, Series B, Series C, Series D, Series E, Series F, and Series G preferred stock.

A summary of the terms of the various types of redeemable convertible preferred stock at December 31, 2013, is as follows:

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

There was no outstanding convertible preferred stock as of December 31, 2014.

Upon closing of the initial public offering on February 20, 2014, all the preferred stockholders converted their shares into 14,259,647 shares of common stock.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2014, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

Prior to our IPO, Series G preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on all existing series of preferred stock and common stock at the rate of 8% of its original issue price. Prior to our IPO, subject to the prior rights of the holders of Series G preferred stock, Series F preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on all existing series of preferred stock and common stock at the rate of 8% of its original issue price.

Prior to our IPO, subject to the prior rights of the holders of Series G and F preferred stock, the Series E preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A, B, C, and D preferred stock and common stock at the rate of 8% of its original issue price.

Prior to our IPO, subject to the prior rights of the holders of Series G, F, and E preferred stock, the Series D preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A, B and C preferred stock and common stock at the rate of 8% of its original issue price.

Prior to our IPO, subject to the prior rights of the holders of Series G, F, E and D preferred stocks, the Series C preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on Series A and B preferred stock and common stock at the rate of 8% of its original issue price. Prior to our IPO, subject to the prior rights of the holders of Series G, F, E, D and C preferred stocks, the Series A and B preferred stockholders were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on common stock at the rate of 5% of its original issue price. Dividends were only payable when, as and if declared and were not cumulative for all series. There were no dividends declared during the years ended December 31, 2013 and 2012.

Liquidation preferences

Prior to our IPO, in the event of any liquidation, including deemed liquidation (as defined in the Company’s Certificate of Incorporation), dissolution or winding up of the Company, the holders of Series G, F and E preferred stock were entitled to be paid out an amount per share of Series G, F and E preferred stock equal to two times the original Series G, F and E issue price, respectively, plus any declared but unpaid dividends before any amounts are paid to both holders of common stock and any other series of preferred stock. All other series of preferred stock were to be redeemed at their original issue price plus any declared, but unpaid dividends.

After preferential liquidation proceeds are paid or set aside for payment to all Series of preferred stock, the remaining assets and funds of the Company available for distribution to stockholders were to be distributed ratably among the holders of common and preferred stock on an as-converted to common stock basis.

Conversion

Prior to our IPO, all series of preferred stock were convertible at any time after issuance, at the option of the holder, into shares of common stock as is determined by dividing the applicable issue price by the applicable conversion price of each as defined in the Company’s Certificate of Incorporation. The conversion rate for all series will initially be one for one, subject to anti-dilution and other customary adjustments (see “Anti-dilution” below).

Prior to our IPO, each share of preferred stock was automatically convertible into common stock, at the then applicable conversion rate, upon (i) the election of both the holders of a majority of the then-outstanding Series F preferred stock and Series G preferred stock, voting together as a single class provided, or (ii) the closing of an underwritten initial public offering of the Company’s common stock pursuant to a registration statement under the Securities Act of 1933, as amended with aggregate proceeds of at least $40 million at an offering price of at least $17.85 per share (as adjusted for stock splits, stock dividends, recapitalizations, etc.). If the Series G preferred shares were converted to common stock in connection with an initial public offering in which shares are sold to the public at a price that was less than $14.0832 per share (as adjusted for stock splits, stock dividends, recapitalizations, etc.), then immediately prior to such conversion, the applicable conversion rate of the Series G preferred stock was to be increased to the extent necessary to make the Series G preferred holders whole as if the initial public offering price to the public had been equal to $14.0832 (as adjusted for stock splits, stock dividends, recapitalizations, etc.).

Upon closing of the initial public offering on February 20, 2014, all the preferred stockholders converted their shares into 14,259,647 shares of common stock.

Anti-dilution

Prior to our IPO, upon each issuance by the Company of any Additional Shares, as defined in the Company’s prior Certificate of Incorporation, without consideration or for consideration less than the Series A to G conversion price in effect immediately prior to the issuance of such additional stock, then the Series A to G conversion price was reduced based on a defined formula.

Prior to our IPO, the Series A to D and Series E to G preferred stock was subject to adjustment on a partial ratchet basis and on a full ratchet basis, respectively, if the Company issued additional stock at a price per share less than the then Applicable Conversion Price, except for customary exceptions already set forth in the Company’s prior Certificate of Incorporation.

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

According to the formula defined in a prior Certificate of Incorporation and simultaneous with the March Issuance, the Series A Conversion Price was not adjusted and remained at $3.687 per share, the Series B Conversion Price was adjusted to $8.187 per share, the Series C Conversion Price was adjusted to $10.161 per share, the Series D Conversion Price was adjusted to $11.652 per share, the Series E Conversion Price was not adjusted and remained at $3.570 per share, and the Series F Conversion Price was not adjusted and remained at $3.570 per share.

Voting rights

Prior to our IPO, the holder of any share of preferred stock had the right to a number of votes equal to the number of shares of common stock issuable upon conversion of each such share of preferred stock and has full voting rights and powers of the holders of common stock. The preferred stockholders were entitled to vote with the holders of common stock on all matters except as specifically provided in the Certificate of Incorporation or as otherwise prohibited by law.

Protective provisions

Prior to our IPO, the holders of at least 66 2/3% of preferred stock on an as converted to common stock basis were required to approve certain specified actions as outlined in the Company’s prior Certificate of Incorporation. In addition, the holders of at least 60% of the Series D preferred stock were required to approve certain specified actions as outlined in the Company’s prior Certificate of Incorporation. In addition, the Company could not amend its prior Certificate of Incorporation without the approval of at least 66 2/3% of any series of preferred stock if such amendment would change any of the rights, preferences or privileges of such series.

Redemption

Prior to our IPO, from and after January 1, 2016, each holder of the Series B, C, D, E, F, and G preferred stock, upon written approval of the holders of at least a majority of the related series shares then outstanding, could, at its option, at any time (and from time to time), require the Company to redeem all or part of the series held by such holder by delivery of a written notice requesting such redemption and the number of shares to be redeemed. The redemption price was equivalent to the liquidation preference for each series of preferred stock.

Prior to our IPO, the redemption provisions of the Series B, C, D, E, F, and G preferred stock were not solely within the control of the Company. Therefore, the Company has presented these series of preferred stock as a component of redeemable convertible preferred stock and not stockholders’ deficit. The Company initially recorded these series of preferred stock at their fair value. As the Series E and F preferred stock have redemption amounts greater than their initial fair value, the Company accretes the carrying value to the redemption value using the interest method. The accretion is treated in the same manner as dividends on nonredeemable stock and are recorded by charges against additional paid-in capital or accumulated deficit.

8. Stock incentive plan

The Company has a 2012 Stock Incentive Plan (2012 Plan) under which the Company has reserved 1,216,772 shares of common stock, to be issued in connection with stock options and other equity awards issued under the 2012 Plan. The 2012 Plan provides for option grants at exercise prices not less than 100% of the fair value of common stock on the date of grant. The Company’s 2012 Plan terminated in connection with the Company’s initial public offering, and, accordingly, no shares are available for issuance under this plan. The 2012 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2014, the combined reserve under the 2012 Plan and the 2002 Plan was 1,531,258 shares of common stock.

Previously, the Company had a 2002 Plan, as amended. As of March 12, 2012, the 2002 Plan was terminated and the 2012 Plan was created in its place. On termination, the 2002 Plan had 1,424,540 shares of common stock outstanding. Any shares returned to the 2002 Plan as a result of expiration or termination of equity awards (up to 1,424,646 shares) are added to the 2012 Plan Share reserve.

The Company’s board of directors has adopted a 2014 Equity Incentive Plan, or the 2014 Plan, and the Company’s stockholders have approved it. The 2014 Plan became effective immediately prior to the effectiveness of our initial public offering. The Company’s 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

As of December 31, 2014, a total of 895,346 shares of common stock have been reserved for issuance pursuant to the 2014 Plan, of which options to purchase 730,375, shares of the Company’s common stock were outstanding, and 221,178 shares remained available for issuance.  In addition, the shares to be reserved for issuance under the Company’s 2014 Plan will also include shares returned to the 2012 Plan and 2002 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan and 2002 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015, equal to the least of:

•	895,346 shares;

•	4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or
•	such other amount as our board of directors may determine.

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees and consultants of the Company at the deemed fair market value, as determined by the Board of Directors, of the shares underlying the options at the date of grant.

The Company’s board of directors adopted a 2014 Employee Stock Purchase Plan, or the 2014 ESPP Plan, and the Company’s stockholders have approved it.  The 2014 ESPP Plan became effective immediately prior to the effectiveness of our initial public offering which was filed on February 12, 2014.  The Company’s 2014 ESPP Plan provides for the grant to all eligible employees an option to purchase stock under the 2014 ESPP Plan, within the meaning Section 423 of the Internal Revenue Code, and provides for six-month offering periods.  Our ESPP Plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime and shift premium, but exclusive of payments for equity compensation and other similar compensation.  A participant may purchase a maximum of 1,500 shares during a purchase period.  Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month period.  The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date.  The number of shares available for issuance under the 2014 ESPP Plan also includes an annual increase on the first day of each fiscal year beginning in 2015, equal to least of:

•	179,069 shares
•	1.5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•	Such other amount as may be determined by the administrator

The activity for the 2014 ESPP Stock Plan is as follows:

	First Offering	Second Offering
	Period	Period*
Employee accumulated payroll deductions	414	250
Total Shares Purchased	30,358	—
Payroll deductions used to purchase shares	413	—
Transfer to next offering period	1	—
FMV at enrollment date	$16.00	$21.69
FMV at purchase date	$21.69	—
Purchase price	$13.60	—
*Offering period ends March 2, 2015

The number of shares available to grant under the 2014 ESPP Plan as of December 31, 2014 was 148,711. Stock-based compensation expense recognized in 2014 for the 2014 ESPP Plan was $134 and is combined with the 2014 Stock Option Plan compensation expense for a total compensation expense of $1,451 for the year ended December 31, 2014.

The activity for stock options under our option plans is as follows:

	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2012	1,646,223	$0.60-$8.70	$1.06	6.99	$0.41
Granted	716,326	$1.17-$8.37	$3.95
Exercised	(8,874)	$0.60-$8.70	$1.35
Forfeited	(23,106)	$0.60-$8.37	$2.46
Expired	(1,894)	$0.60-$8.70	$1.53
Outstanding as of December 31, 2013	2,328,675	$0.60-$8.70	$1.94	7.04	$10.23
Vested and exercisable at December 31, 2013	1,524,325	$0.60-$8.70	$1.16	5.95	$11.01
Vested and expected to vest, at December 31, 2013	2,226,738	$0.60-$8.70	$1.88	6.95	$10.29

Outstanding as of December 31, 2013	2,328,675	$0.60-$8.70	$1.94
Granted	754,916	$16.62-$24.52	$17.81
Exercised	(736,519)	$0.60-$16.62	$1.28
Forfeited	(80,640)	$0.60-$16.62	$5.81
Expired	(4,799)	$0.60-$8.37	$1.09
Outstanding as of December 31, 2014	2,261,633	$0.60-$24.52	$7.31	6.43	$24.06
Vested and exercisable at December 31, 2014	1,100,539	$0.60-$18.93	$2.02	5.73	$29.35
Vested and expected to vest, at December 31, 2014	2,144,974	$0.60-$24.52	$7.19	6.38	$24.18

The number of equity awards available for grant under the 2014 Plan as of December 31, 2014 and under the 2012 Plan for 2013 was 221,178 and 276,839, respectively.  The aggregate intrinsic value for options that were exercised for the year ended December 31, 2014, December 31, 2013 and December 31, 2012 was $15,495, $30, and $2, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding			Exercisable
		Weighted-			Weighted-
		average			average
		life	exercise		exercise
Exercise price per share	Shares	(years)	price	Shares	price
$0.60	515,582	5.00	$0.60	515,582	$0.60
$0.75	84,724	6.75	0.75	66,276	0.75
$0.81	221,593	7.27	0.81	143,955	0.81
$1.17	293,436	8.15	1.17	109,748	1.17
$2.40-$6.00	148,490	3.22	2.42	148,490	2.42
$8.37	257,471	8.77	8.37	73,035	8.37
$8.70	9,962	1.12	8.70	9,962	8.70
$16.62	608,153	6.25	16.62	33,121	16.62
$18.93	12,222	6.62	18.93	370	18.93
$24.52	110,000	6.89	24.52	—	—
	2,261,633	6.43	$7.31	1,100,539	$2.02

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding			Exercisable
		Weighted-			Weighted-
		average			average
		life	exercise		exercise
Exercise price per share	Shares	(years)	price	Shares	price
$0.60	920,687	5.96	$0.60	916,917	$0.60
$0.75	128,845	7.75	0.75	76,466	0.75
$0.81	244,979	8.26	0.81	102,329	0.81
$1.17	427,805	9.09	1.17	82,249	1.17
$2.10	66	0.09	2.10	66	2.10
$2.40	316,089	4.13	2.40	316,089	2.40
$4.24	7,461	0.52	4.50	7,461	4.24
$8.37	271,829	9.77	8.37	11,834	8.37
$8.70	10,914	2.19	8.70	10,914	8.70
	2,328,675	7.04	$1.94	1,524,325	$1.16

Employee stock-based compensation expense recognized in 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 6.9% and 7.0%, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $1,451, $230 and $60, respectively.

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

The value of employee options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2014	2013	2012
Expected term (years)	4.02-6.99	5.26-6.03	5.51-6.07
Risk free interest rate	1.32-2.02%	1.08-1.76%	0.73-1.33%
Expected dividend yield	None	None	None
Volatility	42.15-52.73%	50.1-52.77%	48.95-50.52%

Under these assumptions, the total weighted average fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was $5,329, $1,705, and $95, respectively.

As of December 31, 2014 and December 31, 2013 there was $4,948 and $1,370, respectively of total unrecognized compensation expense related to non-vested share-based compensation granted under the Plan.

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

A summary of outstanding warrants at December 31, 2014 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	15,218	$0.30	2017-2019

A summary of outstanding warrants at December 31, 2013 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Series C redeemable convertible preferred stock warrants	14,215	$17.580	2015
Series D redeemable convertible preferred stock warrants	11,415	21.900	2013-2014
Series E redeemable convertible preferred stock warrants	3,120	9.612	2015
Series E redeemable convertible preferred stock warrants	1,102	9.612	2016
Common stock	233,611	0.300	2017-2019
	263,463

A rollforward of warrant activity from January 1, 2013 to December 31, 2014 is as follows:

	Issued and			Issued and
	outstanding			outstanding
	warrants as of	Warrants	Warrants	warrants as of
	January 1, 2014	exercised	expired	December 31, 2014
Series C preferred	14,215	11,459	2,756	—
Series D preferred	11,415	11,415	—	—
Series E preferred	4,222	4,222	—	—
Common stock	233,611	218,393	—	15,218
	263,463	245,489	2,756	15,218

	Issued and			Issued and
	outstanding			outstanding
	warrants as of	Warrants	Warrants	warrants as of
	January 1, 2013	exercised	expired	December 31, 2013
Series C preferred	14,215	—	—	14,215
Series D preferred	132,169	85,895	34,859	11,415
Series E preferred	4,222	—	—	4,222
Common stock	233,611	—	—	233,611
	384,217	85,895	34,859	263,463

The fair value of the preferred warrant liability was $0 and $260 at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, the Company recorded a gain/(loss) of $36 and ($262), respectively, on the change in fair value of the preferred warrants.

10. Quarterly summary of information (unaudited)

Summarized unaudited quarterly financial data are as follows:

Quarterly Results 2014	Q1 March	Q2 June	Q3 September	Q4 December
Net sales	$23,633	$30,393	$29,393	$29,118
Gross profit	11,938	15,114	14,649	13,816
Net income	$888	$2,286	$2,133	$1,519
Net income (loss) per share attributable to
common stockholders
Basic	(0.01)	0.13	0.12	0.08
Diluted	(0.01)	0.11	0.11	0.07

Quarterly Results 2013	Q1 March	Q2 June	Q3 September	Q4 December
Net sales	$15,747	$20,157	$19,777	$19,762
Gross profit	8,117	11,057	9,642	10,175
Net income	$730	$1,960	$774	$21,971
Net income (loss) per share attributable to
common stockholders
Basic	(3.65)	—	(3.90)	0.91
Diluted	(3.65)	—	(3.90)	0.79

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

11. Subsequent events

On January 20, 2015, Inogen, Inc. (the “Company”), entered into a Second Amendment to Lease (the “Second Amendment”) amending that certain Multi-Purpose Commercial Building Lease dated February 1, 2010, as amended, (the “Lease”) by and between the Company and Rockbridge Investments, L.P., a California limited partnership, for its principal executive offices consisting of approximately 38,851 rentable square feet located at 326 Bollay Drive, Goleta, California 93117 (collectively, the “Premises”).  The original term of the Lease expires on October 31, 2015, and, pursuant to the Second Amendment, the original term of the Lease is extended by an additional five (5) years commencing November 1, 2015 and ending October 31, 2020.  The minimum monthly rent under the Lease commencing on November 1, 2015 will be approximately $45 per month, and will increase annually by three percent (3%) each year thereafter during the extended term.  The Second Amendment also grants to the Company one option to renew the lease for an additional five (5) years commencing November 1, 2020 at the then prevailing fair market rental rate and otherwise pursuant to the terms and conditions set forth in Exhibit G to the original Lease.

Securities Class Action Lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints allege that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints allege that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper.  The deadline for motions for appointment as lead plaintiff is May 12, 2015. We intend to vigorously defend ourselves against these allegations.  We are currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On April 15, 2015, the NASDAQ, received a standard notice stating that the Company is not in compliance with NASDAQ Listing Rule 525(c)(1), which requires timely filing of periodic financial reports with the Securities and Exchange Commission.  The April 15, 2015 letter was sent as a result of the Companies delay in filing its Annual Report on Form 10-K for its fiscal year ended December 31, 2014, which the Company announced via a Form 8-K filing on April 14, 2015.  The NASDAQ notice has no immediate effect on the listing or trading of Inogen’s common stock on the NASDAQ Global Select market.  Under NASDAQ’s listing rules, the Company has 60 calendar days from the date of the letter to submit a plan to regain compliance.  By filing year end December 31, 2014 financials on Form 10-K in April of 2015, which resulted in a late filing with the Securities and Exchange Commission, the Company will not be eligible to raise additional capital on Form S-3 for the next twelve months and instead would need to file Form S-1.

Schedule II: Valuation and Qualifying Accounts

	Balance
	Beginning				Balance at
	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2014:
Allowance for doubtful accounts (1)	$1,141	$1,692	$1,404	$(249)	$1,180
Allowance for sales returns (2)	134	3,451	3,412	—	173
Allowance for rental revenue adjustments (3)	2,115	8,267	8,239	249	2,392
Allowance for inventory reserves (4)	100	201	160	—	141
Allowance for rental asset loss (5)	157	1,443	768	—	832
Year ended December 31, 2013:
Allowance for doubtful accounts (1)	$742	$2,045	$1,284	$(362)	$1,141
Allowance for sales returns (2)	64	1,770	1,700	—	134
Allowance for rental revenue adjustments (3)	1,255	6,613	6,115	362	2,115
Allowance for inventory reserves (4)	98	78	76	—	100
Allowance for rental asset loss (5)	77	292	212	—	157
Year ended December 31, 2012:
Allowance for doubtful accounts (1)	$865	$1,071	$1,194	$—	$742
Allowance for sales returns (2)	33	627	596	—	64
Allowance for rental revenue adjustments (3)	984	3,102	2,831	—	1,255
Allowance for inventory reserves (4)	108	42	52	—	98
Allowance for rental asset loss (5)	—	378	301	—	77
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOGEN, INC.
(Registrant)

By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond Huggenberger Raymond Huggenberger	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 27, 2015
/s/ Alison Bauerlein Alison Bauerlein	Chief Financial Officer (Principal Accounting and Financial Officer)	April 27, 2015
/s/ Heath Lukatch, Ph.D. Heath Lukatch, Ph.D.	Chairman of the Board	April 27, 2015
/s/ Benjamin Anderson-Ray Benjamin Anderson-Ray	Director	April 27, 2015
/s/ Heather Rider Heather Rider	Director	April 27, 2015
/s/ Loren McFarland Loren McFarland	Director	April 27, 2015
/s/ Timothy Petersen Timothy Petersen	Director	April 27, 2015

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s 2007 convertible note financing.	S-1	4.3	11/27/13
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s Series E Preferred Stock Financing.	S-1	4.4	11/27/13
4.5	Form of Warrant to Purchase Series C Convertible Preferred Stock.	S-1	4.5	11/27/13
4.6	Form of Warrant to Purchase Series D Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement dated July 7, 2006.	S-1	4.6	11/27/13
4.7	Form of Warrant to Purchase Series D Convertible Preferred Stock issued in connection with the Registrant’s Note and Warrant Purchase Agreement dated September 1, 2006.	S-1	4.7	11/27/13
4.8	Warrant to Purchase Series D Convertible Preferred Stock, dated September 18, 2006, issued to Venture Lending and Leasing IV, LLC.	S-1	4.8	11/27/13
4.9	Form of Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.9	11/27/13
4.10	Form of Second Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.10	11/27/13
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7+	Form Agreements under the 2014 Equity Incentive Plan.	S-1/A	10.7	01/28/14
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Scott Wilkinson.	S-1/A	10.11	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.14+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14
10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13
10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.23	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	Filed Herewith	10.23	04/27/15
10.24	Inogen Continuing Security, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	Filed Herewith	10.24	04/27/15
10.25	Inogen Credit Agreement, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	Filed Herewith	10.25	04/27/15
10.26	Inogen LC Note, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	Filed Herewith	10.26	04/27/15
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	Filed Herewith	23.1	04/27/15
24.1	Powers of Attorney (contained in the signature page to this Form 10-K).	Filed Herewith	24.1	04/27/15
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith	31.1	04/27/15
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith	31.2	04/27/15
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	File Herewith	32.1	04/27/15
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
+	Indicates a management contract or compensatory plan.
~

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.