Form 10-Q
period 2015-03-31
Inogen Inc
filed 2015-05-12
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 19,282,457 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$61,102	$56,836
Accounts receivable, net of allowances of $5,084 and $3,745 at March 31, 2015 and December 31, 2014, respectively	21,808	19,349
Inventories, net of allowances of $128 and $141 at March 31, 2015 and December 31, 2014, respectively	7,792	7,616
Deferred cost of revenue	432	515
Income tax receivable	3,133	2,129
Deferred tax asset - current	4,976	4,976
Prepaid expenses and other current assets	1,284	1,122
Total current assets	100,527	92,543
Property and equipment
Rental equipment, net of allowances of $832 and $832 at March 31, 2015 and December 31, 2014, respectively	51,130	48,359
Manufacturing equipment and tooling	4,179	3,985
Computer equipment and software	4,003	3,699
Furniture and equipment	731	649
Leasehold improvements	775	756
Land and building	126	126
Construction in process	146	193
Total property and equipment	61,090	57,767
Less accumulated depreciation	(28,762)	(25,840)
Property and equipment, net	32,328	31,927
Intangible assets, net	260	270
Deferred tax asset - noncurrent	15,248	15,248
Other assets	97	97
Total assets	$148,460	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$14,241	$11,273
Accrued payroll	4,652	4,066
Current portion of long-term debt	303	299
Warranty reserve	928	781
Deferred revenue	2,244	2,316
Total current liabilities	22,368	18,735
Long-term liabilities
Warranty reserve - noncurrent	463	334
Deferred revenue - noncurrent	2,469	2,176
Long-term debt, net of current portion	237	315
Other noncurrent liabilities	357	375
Total liabilities	25,894	21,935
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 and 60,000,000 shares authorized; 19,282,247 and 19,059,364 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19	19
Additional paid-in capital	177,668	174,824
Accumulated deficit	(55,121)	(56,693)
Total stockholders' equity	122,566	118,150
Total liabilities and stockholders' equity	$148,460	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenue
Sales revenue	$23,049	$14,857
Rental revenue	10,703	8,776
Total revenue	33,752	23,633
Cost of revenue
Cost of sales revenue	12,589	7,541
Cost of rental revenue, including depreciation of $2,956 and $2,257, respectively	5,140	4,154
Total cost of revenue	17,729	11,695
Gross profit	16,023	11,938
Operating expenses
Research and development	863	635
Sales and marketing	6,924	5,705
General and administrative	5,718	4,049
Total operating expenses	13,505	10,389
Income from operations	2,518	1,549
Other income (expense)
Interest expense	(7)	(133)
Interest income	12	6
Change in fair value of preferred stock warrant liability	—	36
Other income (expense)	(105)	7
Total other expense, net	(100)	(84)
Income before provision for income taxes	2,418	1,465
Provision for income taxes	846	577
Net income	$1,572	$888

Reconciliation of net income to net income (loss) attributable to stockholders:
Net income	$1,572	$888
Less deemed dividend on redeemable convertible preferred stock	—	(987)
Net income (loss) attributable to common stockholders	$1,572	$(99)

Basic net income (loss) per share attributable to common stockholders	$0.08	$(0.01)
Diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.01)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	19,167,585	9,437,525
Diluted common shares	20,562,040	9,437,525

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$118,150
Stock-based compensation	—	—	518	—	518
Employee stock purchase	18,551	—	342	—	342
Excess tax benefits from stock-based
compensation arrangements	—	—	1,818	—	1,818
Stock options exercised	204,332	—	166	—	166
Net income	—	—	—	1,572	1,572
Balance, March 31, 2015	19,282,247	$19	$177,668	$(55,121)	$122,566

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,572	$888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,444	2,658
Loss on rental units	205	338
Provision for sales returns	966	948
Provision for doubtful accounts	297	196
Provision for rental revenue adjustments	2,481	1,672
Provision for inventory obsolescence	32	26
Provision for other inventory losses	(9)	—
Stock-based compensation expense	518	131
Decrease in fair value of preferred stock warrant liability	—	(36)
Deferred tax assets	—	58
Excess tax benefits from stock-based compensation arrangements	(1,818)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,203)	(10,669)
Inventories	(199)	(429)
Deferred costs of revenue	83	6
Income tax receivable	814	87
Prepaid expenses and other current assets	(162)	(428)
Accounts payable and accrued expenses	2,975	765
Accrued payroll	586	1,386
Warranty reserve	276	112
Deferred revenue	221	556
Income tax payable	—	432
Other noncurrent liabilities	(18)	(27)
Net cash provided by (used in) operating activities	$6,061	$(1,330)
Cash flows from investing activities
Investment in intangible assets	(11)	(169)
Production of rental equipment	(3,477)	(2,890)
Purchases of property and equipment	(552)	(169)
Net cash used in investing activities	$(4,040)	$(3,228)

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
Cash flows from financing activities	2015	2014
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	—	467
Proceeds from stock options exercised	166	11
Proceeds from initial public offering	—	56,471
Costs associated with initial public offering	—	(4,902)
Proceeds from employee stock purchase	342	—
Repayment of debt from investment in intangible assets	(81)	(53)
Repayment of borrowings	—	(1,407)
Excess tax benefits from stock-based compensation arrangements	1,818	—
Net cash provided by financing activities	$2,245	$50,587
Net increase in cash and cash equivalents	4,266	46,029
Cash and cash equivalents, beginning of period	56,836	13,521
Cash and cash equivalents, end of period	$61,102	$59,550
Supplemental disclosures of cash flow information
Cash paid during the period for interest	8	132
Cash paid during the period for income taxes	33	39
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	—	987

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. General

a)	Basis of presentation

The unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. The Company’s Inogen One G3 and G2 have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Although portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market, the Company estimates based on 2013 Medicare data that patients using portable oxygen concentrators represent approximately 5% to 7% of the total addressable oxygen market in the United States. Based on 2013 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen One systems to more than 66,000 patients, growing its revenue from $10,700 in 2009 to $112,500 in 2014. In 2014, 22% of the Company’s revenue came from its international markets and 35% of its revenue came from oxygen rentals. The Company’s net loss was $2,600 in 2009 transitioning to net income of $6,800 in 2014.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information refer to the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 27, 2015 (Annual Report).

b)	Use of estimates

The preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory and rental asset valuations and write-downs, accounts receivable reserves and allowance for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles.  Actual results could differ materially from these estimates.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

c)	Reclassifications

Certain reclassifications have been made to prior years financial statements to conform to current period financial statements presentation with no effect on previously reported financial position, results of operations or cash flows.

d)	Initial public offering (IPO)

The Company completed an initial public offering on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, the selling shareholders sold 981,902 shares for a combined total of 4,511,313 shares sold in the offering.  The Company netted approximately $49,668 after the underwriters discount and other associated expenses. In connection with the completion of the Company’s IPO, the Company’s 9,546,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock.  Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock.  The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.  During the three months ended March 31, 2014, the Company recognized a partial period deemed dividend of $987 for the time-frame the redeemable convertible preferred stock was outstanding during the period.  The Company had no redeemable convertible preferred stock or convertible preferred stock outstanding as of December 31, 2014 or March 31, 2015, respectively. As of March 31, 2015, the Company had 19,282,247 shares of common stock outstanding.

e)	Revenue from contracts with customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is generally recognized upon shipment of the product. Provisions for estimated returns and discounts are made at the time revenue is recognized. Provisions for standard warranty obligations, which are included in cost of sales revenue on the Statements of Operations, are also provided for at the time revenue is recognized.

Revenue from the sale of the Company’s services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. The Company offers extended service contracts on its Inogen One concentrator line for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from these extended service contracts is recognized in income on a straight-line basis over the contract period.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company accrued $1,391 and $1,115 to provide for future warranty costs at March 31, 2015 and December 31, 2014, respectively.

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

Revenue from the sales of used rental equipment is recognized upon shipment and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in cost of sales revenue on the Statements of Operations.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in income on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

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

Fair value accounting

The Company only has Level 1 (Level 1 inputs are defined as unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date) inputs reflected in the financial statements as of December 31, 2014 and for the three months ended March 31, 2015.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company generally does not allow returns from providers for reasons not covered under its standard warranty. Therefore, provision for sales returns applies to direct-to-consumer sales only. This reserve is calculated based on actual historical return rates under the Company’s 30-day return program and is applied to the sales revenue for direct-to-consumer sales for the last month of the quarter reported.

The Company also records an allowance for rental revenue adjustments and write-offs, which is recorded as a reduction of rental revenue and rental accounts receivable balances. These adjustments and write-offs result from contractual adjustments, audit adjustments, untimely claims filings or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed during the related period.

When recording the allowance for doubtful accounts, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowance for adjustments, the rental revenue adjustments account (contra rental revenue account) is charged.

At March 31, 2015 and December 31, 2014, included in accounts receivable on the balance sheets were earned but unbilled receivables of $3,339 and $3,653, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date.

Concentration of customers and vendors

The Company sells its products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2015 and March 31, 2014.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of March 31, 2015, or as of December 31, 2014.

The Company also rents products directly to patients, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 82% and 58% of rental revenue for the three months ended March 31, 2015 and March 31, 2014, respectively, and based on total revenue were 26% and 22% for the three months ended March 31, 2015 and March 31, 2014, respectively.   Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $6,572 or 30% of total accounts receivable at March 31, 2015 as compared to $4,875, or 25% of total accounts receivable at December 31, 2014.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2015, the Company’s three major vendors accounted for 20%, 16%, and 11%, respectively, of total raw material purchases.  For the three months ended March 31, 2014, the Company’s three major vendors accounted for 19%, 18% and 11%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2015 and March 31, 2014 is as follows:

	Three months ended March 31,
	2015	2014
U.S. revenue	$25,354	$19,187
Non-U.S. revenue	8,398	4,446
Total revenue	$33,752	$23,633

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

	March 31,	December 31,
	2015	2014
Raw materials and work-in-progress	$7,045	$6,774
Finished goods	875	983
Less: reserves	(128)	(141)
Inventories	$7,792	$7,616

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue on the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $570 and $390 for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three months ended March 31, 2015 and March 31, 2014, respectively.

	Three months ended March 31,
	2015	2014
Rental equipment	$2,956	$2,257
Other property and equipment	467	362
Total depreciation and amortization	$3,423	$2,619

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for March 31, 2015 and December 31, 2014, respectively.

	March 31,	December 31,
Property and equipment	2015	2014
Rental equipment, net of allowance	$51,130	$48,359
Other property and equipment	9,960	9,408
Property and equipment	61,090	57,767

Accumulated depreciation
Rental equipment	23,539	21,084
Other property and equipment	5,223	4,756
Accumulated depreciation	28,762	25,840

Net property and equipment
Rental equipment	27,591	27,275
Other property and equipment	4,737	4,652
Property and equipment, net	$32,328	$31,927

Income taxes

The Company accounts for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260, Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase.

The computation of EPS is as follows:

	Three months ended March 31,
	2015	2014
Numerator—basic and diluted:
Net income	$1,572	$888
Less deemed dividend on redeemable convertible preferred stock	—	(987)
Net income (loss) attributable to common stockholders - basic	$1,572	$(99)

Denominator:
Weighted-average common shares - basic common stock	19,167,585	9,437,525
Weighted-average common shares - diluted common stock	20,562,040	9,437,525

Net income (loss) per share - basic common stock	$0.08	$(0.01)
Net income (loss) per share - diluted common stock	$0.08	$(0.01)
Shares excluded from diluted net income (loss):
Stock options	110,000	25,630
Shares excluded from diluted net income (loss)	110,000	25,630
Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,167,585	9,437,525
Warrants	9,649	—
Stock options	1,384,806	—
Weighted-average common shares - diluted common stock	20,562,040	9,437,525

The computations of diluted net income applicable to common shareholders exclude common stock options which were anti-dilutive for the three months ended March 31, 2015 and March 31, 2014. The calculation of basic and diluted shares outstanding is the same due to the Company reporting a net loss for the three months ended March 31, 2014.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC. The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of March 31, 2015 and December 31, 2014, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. There were no impairments recorded related to these intangible assets during the three months ended March 31, 2015 and March 31, 2014.  The Company recalculated interest and amortization during the respective periods based on adjusted asset and debt.

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Breathe Oxygen Services that allowed them to operate in the state of Tennessee as well as other assets. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months ended March 31, 2015 and March 31, 2014, there were no impairments recorded related to this intangible asset. The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the three months ended March 31, 2015 and March 31, 2014, the Company paid $11 and $169, respectively, for its patient setup video, website development and redesign and production of commercials.

Amortization expense for intangible assets for the three months ended March 31, 2015 and March 31, 2014 was $21 and $39, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

March 31, 2015	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Licenses	10	$185	$86	$99
Patents and websites	5	873	756	117
Commercial	2	139	95	44
Total		$1,197	$937	$260

December 31, 2014	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Licenses	10	$185	$81	$104
Patents and websites	5	873	749	124
Commercial	2	128	86	42
Total		$1,186	$916	$270

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

4. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be (“London Interbank Offer Rate”) LIBOR plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90,000 and EBITDA of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014.  The Company was in compliance as of March 31, 2015, and no outstanding debt balances were outstanding on the credit facility.

	March 31,	December 31,
	2015	2014

Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	540	614
Less: current maturities	(303)	(299)
Long-term debt, net of current portion	$237	$315

As of March 31, 2015, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

March 31, 2015
Remaining 9 months of 2015	$225
2016	315
Total	$540

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. At March 31, 2015, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

March 31, 2015
Remaining 9 months of 2015	$758
2016	1,022
2017	1,032
2018	1,028
2019	1,046
Thereafter	816
$5,702

Rent expense of $220 and $207, for the three months ended March 31, 2015 and March 31, 2014, respectively, was included in the accompanying Statements of Operations.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve month periods ended March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Product warranty liability at beginning of period	$1,115	$809
Accruals for warranties issued	391	1,075
Adjustments related to preexisting warranties (including changes in estimates)	150	406
Settlements made (in cash or in kind)	(265)	(1,175)
Product warranty liability at end of period	$1,391	$1,115

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

The Company believes that it is in compliance in all material respects with applicable fraud and abuse regulations and other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company believes that it complies in all material respects with the provisions of those regulations that are applicable to the Company’s business.

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

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. The Company denied the allegations in the Defendant’s counterclaims. The Company has filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed a request with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Lawsuit pending outcome of the reexamination and also granted the Company’s motion to dismiss the Defendant’s inequitable conduct counterclaim.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints allege that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints allege that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper.  The deadline for motions for appointment as lead plaintiff is May 12, 2015.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  We intend to vigorously defend ourselves against these allegations.  We are currently unable to predict the outcome of the first filed lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

6. Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company accounts for uncertainties in income taxes in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties on taxes, if any, within operations as income tax expense. No significant interest or penalties were recognized during the periods presented.

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2011 for federal and 2010 to 2011 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities. The Company does not anticipate that the amount of its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Due to the presence of net operating losses in most jurisdictions, the Company’s tax years remain open for examination by taxing authorities back to the inception of the Company.

7. Stock incentive plans

The Company has a 2012 Stock Incentive Plan, or 2012 Plan, under which the Company granted options to purchase shares of its common stock.  As of March 31, 2015, options to purchase 771,499 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Plan Incentive Plan, or 2002 Plan, as amended, under which the Company granted options to purchase shares of its common stock.  As of March 31, 2015, options to purchase 555,527 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company’s board of directors adopted and its stockholders approved a 2014 Equity Incentive Plan, or 2014 Plan, effective immediately prior to the effectiveness of its initial public offering. The 2014 Plan provides for the grant of incentive stock options,

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

As of March 31, 2015, a total of 1,654,819 shares of common stock have been reserved for issuance pursuant to the 2014 Plan, of which options to purchase 728,250, shares of the Company’s common stock were outstanding, and 989,577  shares of common stock remained available for issuance. The shares to be reserved for issuance under the 2014 Plan will include shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2015, an additional 762,373 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company at the deemed fair market value, as determined by the board of directors, of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans is as follows:

	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2014	2,261,633	$0.60-$24.52	$7.31	6.43	$24.06
Granted	—	—	—
Exercised	(204,332)	$0.60-$8.37	$0.81
Forfeited	(2,125)	$16.62	$16.62
Expired	—	—	—
Outstanding as of March 31, 2015	2,055,176	$0.60-$24.52	$7.95	6.34	$24.04
Vested and exercisable at March 31, 2015	972,304	$0.60-$18.93	$2.58	5.80	$29.41
Vested and expected to vest, at March 31, 2015	1,954,508	$0.60-$24.52	$7.87	6.29	$24.12

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company’s board of directors adopted and its stockholders approved a 2014 Employee Stock Purchase Plan, or the ESPP, effective immediately prior to the effectiveness of its initial public offering. The ESPP provides for the grant to all eligible employees an option to purchase stock under the ESPP, within the meaning Section 423 of the Internal Revenue Code.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime and shift premium, but exclusive of payments for equity compensation and other similar compensation.  A participant may purchase a maximum of 1,500 shares during a purchase period.  Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  The offering periods are currently approximately six months in length beginning on the first business day on or after March 1 and September 1 of each year and ending on the first business day on or after September 1 and March 1 approximately six months later.

As of March 31, 2015, a total of 309,299 shares of common stock have been reserved for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP includes an annual increase on the first day of each fiscal year.

•	179,069 shares
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	Such other amount as may be determined by the administrator.

For 2015, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

The activity for the 2014 ESPP Stock Plan is as follows:

	First Offering	Second Offering
	Period	Period
Employee accumulated payroll deductions	$414	$343
Total shares purchased	30,358	18,551
Payroll deductions used to purchase shares	$413	$342
Transfer to next offering period	$1	$1
FMV at enrollment date per share	$16.00	$21.69
FMV at purchase date per share	$21.69	$33.62
Purchase price per share	$13.60	$18.44

Stock-based compensation expense recognized for the three months ended March 31, 2015 for the ESPP was $85 and is combined with the 2014 Plan compensation expense for a total compensation expense of $518 for the three months ended March 31, 2015.

The number of equity awards available for grant under the 2014 Plan as of March 31, 2015 and December 31, 2014 was 989,577 and 221,178, respectively.

Employee stock-based compensation expense recognized for the three months ended March 31, 2015 and March 31, 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.6% and 6.9%, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2015 and March 31, 2014, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $518 and $122, respectively. The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of March 31, 2015 and March 31, 2014 was $4,528 and $1,254, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Warrants

In connection with certain of its previous convertible preferred stock issuances, convertible debt financings, and other financing arrangements, the Company had issued warrants for shares of its common stock.

A summary of outstanding common stock warrants at March 31, 2015 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	15,218	$0.30	2017-2019

9.  Subsequent Events

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints allege that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints allege that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper.  The deadline for motions for appointment as lead plaintiff is May 12, 2015.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  We intend to vigorously defend ourselves against these allegations.  We are currently unable to predict the outcome of the first filed lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Notice from NASDAQ

On April 15, 2015, (“National Association of Securities Dealers Automated Quotations”) NASDAQ sent a standard notice to the Company stating that it was not in compliance with NASDAQ Listing Rule 525(c)(1), which requires timely filing of periodic financial reports with the Securities and Exchange Commission.  The April 15, 2015 letter was sent as a result of the Company’s delay in filing its Annual Report on Form 10-K for its fiscal year ended December 31, 2014, which the Company announced via a Form 8-K filing on April 14, 2015.  The NASDAQ notice had no immediate effect on the listing or trading of Inogen’s common stock on the NASDAQ Global Select market.  The Company received a notice on April 29, 2015 that it was now in compliance with NASDAQ Listing Rule 525(c)(1) by filing its Annual Report on Form 10-K for its fiscal year ended December 31, 2014 on April 27, 2015. The Company will not be eligible to raise additional capital on Form S-3 for twelve calendar months from the date of the late filing and instead would need to file Form S-1.

Stock Option Grants

The compensation, nominating and governance committee approved grants of 580,000 options to certain executive and key personnel on May 6, 2015, and 3,330 options to certain sales representatives on May 8, 2015 from the 2014 Plan.  The options are expected to be granted and issued on May 15, 2015, with a closing stock price as listed on the NASDAQ on that date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read together with our financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of the impact from Competitive Bidding and the Centers for Medicare and Medicaid services rules;
•	our ability to develop new products, including our fourth-generation portable oxygen concentrator, improve our existing products and increase the value of our products;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the costs associated with our audit committee investigation;
•	our expectations regarding the average selling price and manufacturing costs of our products;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the launch and specifications of our upgraded Inogen One G3 and our fourth-generation portable oxygen concentrator; and
•	the effects of competition.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We have registered the trademark Inogen in Australia, Canada, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada~~,~~ and China. We have registered the trademark Inogen At Home in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with GAAP (“Generally Accepted Accounting Principles”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on April 27, 2015.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One G1. From our launch of the Inogen One G1 in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in May 2015, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all five locations we conduct business effective from May 8, 2015 through May 7, 2018. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

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

●

Invest in our product offerings to develop innovative products. We expended $0.1 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  We expended $3.0 million, $2.4 million and $2.3 million in 2014, 2013 and 2012, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.  We expect to launch an upgraded Inogen One G3 product by year-end 2015 and we expect this product to have increased oxygen output and be less expensive to manufacture than our current Inogen One G3 product.  We also expect to launch our fourth generation portable oxygen concentrator, the Inogen One G4, in the first half of 2016 and we expect this product to be smaller, lighter, and less expensive to manufacture than our Inogen One G3 product.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended March 31, 2015 and March 31, 2014, approximately 25% and 19%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, most of our revenue has been denominated in United States dollars. As of March 31, 2015, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $10.1 million to $33.8 million for the three months ended March 31, 2015 from $23.6 million for the three months ended March 31, 2014, due primarily to growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products and growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer cash sales of our Inogen One systems and new product launches. We generated net income of $1.6 million and $0.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively. We generated Adjusted EBITDA of $6.4 million and $4.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, our accumulated deficit was $55.1 million.

The vast majority of our revenue consists of sales revenue and rental revenue.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness, expanding our sales infrastructure and efforts outside of the United States, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product, in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription and assessing the patient’s available insurance benefits. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 10% of patients who purchase a system for cash return the system during this 30-day trial period.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers and resellers who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped FOB Inogen domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB (Freight on Board) Inogen dock and DDP (Delivery Duty Paid) for international shipments depending on the shipper used.  DDP shipments are Inogen’s property until title has changed which is upon duty being paid.  As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 11,000 systems for the first three months in 2015 compared to approximately 6,300 systems for the same period in 2014. Management focuses on system sales as an indicator of current business success.

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

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted that a small percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th-month and enter the capped rental period. As of March 31, 2015, in our patient population approximately 15.3% of patients on service were capped.  We were unable to calculate the number of capped patients as of March 31, 2014 or for other prior periods. As the rental base expands, we expect our rental revenue to increase, partially offset by declining reimbursement rates. Over time, we believe that our rental revenue should be subject to less period-to-period fluctuation than our sales revenue.

As of March 31, 2015, we had over 30,000 oxygen rental patients, an increase from approximately 23,000 oxygen rental patients as of March 31, 2014. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by patient zip code, the number of capped patients, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors and Medicaid, for our rental revenue. For the three months ended March 31, 2015, approximately 82% of our rental revenue was derived from Medicare. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2015 for stationary oxygen rentals (E1390) is $180.92 per month and for OGPE rentals (E1392) is $51.63 per month. These are the two primary codes that we bill to Medicare and other payors for our product rentals.

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

				Round one re-
	Medicare	Round one	Round two	compete
	standard	weighted	weighted	weighted
	allowable	average	average	average
	effective	1/1/11-	7/1/13-	1/1/14-
	1/1/15	12/31/13	6/30/16	12/31/16
E1390	$180.92	$116.16	$93.07	$95.74
E1392	51.63	41.89	42.72	38.08
Total	$232.55	$158.05	$135.79	$133.82
% of standard		68%	58%	58%

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

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1, 2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business, which represented approximately 26% of our total revenue in the three months ended March 31, 2015. We expect the decline in total revenue resulting from the loss of competitive bidding contract in the areas that we were excluded from to be partially offset by the grandfathering of existing Medicare patients and direct sales to former Medicare patients with third party insurance coverage or who pay cash. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $0.3 million in the three months ended March 31, 2015 and $0.3 million in the three months ended March 31, 2014.

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

As of March 31, 2015, we had 69 contracts with Medicaid and private payors. These contracts qualify us an in-network provider for these payors. As a result, patients can use our systems at the same cost as other in-network oxygen therapy solutions, including those utilizing the delivery model. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month caps similar to Medicare. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 40% from 2009-2014. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2015 and March 31, 2014, business-to-business sales as a percentage of sales revenue were 62% and 53%, respectively. Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.

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

Cost of revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory and delivery costs for items sold. We provide a three-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold.  We established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment. Cost of rental revenue consists primarily of depreciation expense and service costs for rental assets, including material, labor, freight, consumable disposables and logistics costs. We expect the average unit costs of our Inogen One systems and Inogen At Home systems to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, reduce rental service costs and increase production volume and yields.

Operating expenses

Research and development

Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation, allocated facility costs, laboratory supplies, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect to have moderate increases in research and development expense over time.

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

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, allocated facilities costs, and bad debt expense. In addition, general and administrative expenses include professional services, such as legal, patent, registration and defense costs, consulting and accounting services. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

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

Results of operations

Comparison of three months ended March 31, 2015 and March 31, 2014

Revenue

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Revenue:
Sales revenue	$23,049	$14,857	$8,192	55.1%	68.3%	62.9%
Rental revenue	10,703	8,776	1,927	22.0%	31.7%	37.1%
Total revenue	$33,752	$23,633	$10,119	42.8%	100.0%	100.0%

Sales revenue increased $8.2 million for the three months ended March 31, 2015 from $14.9 million for the three months ended March 31, 2014 to $23.0 million for the three months ended March 31, 2015, or an increase of 55.1% over the comparable year. The increase was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

Rental revenue increased $1.9 million for the three months ended March 31, 2015 from $8.8 million for the three months ended March 31, 2014 to $10.7 million for the three months ended March 31, 2015, or an increase of 22.0% over the comparable year. The increase was primarily attributable to the increase in rental patients from approximately 23,000 as of March 31, 2014 to approximately 30,000 as of March 31, 2015, additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by higher return rate of patients on service in the three months ended March 31, 2015 versus the three months ended March 31, 2014.

A recent ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 3-4% decrease in 2016 revenue since this pricing will be applied partially in from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. CMS has also re-bid the Round Two Re-Compete schedule beginning in the first quarter of 2015 for contracts set to expire June 30, 2016.  CMS has announced the Round One Re-Compete plan to re-bid for contracts set to expire December 31, 2016. For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014

Revenue by region and category
Business-to-business domestic sales	$5,880	$3,445	$2,435	70.7%	17.4%	14.6%
Business-to-business international sales	8,398	4,446	3,952	88.9%	24.9%	18.8%
Direct-to-consumer domestic sales	8,771	6,966	1,805	25.9%	26.0%	29.5%
Direct-to-consumer domestic rentals	10,703	8,776	1,927	22.0%	31.7%	37.1%
Total revenue	$33,752	$23,633	$10,119	42.8%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 70.7% and 25.9%, respectively, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was a direct result of to the Company’s refocus on cash sales versus rental set-ups in 2014 and 2015 and the hiring of the additional internal sales representatives in the fourth quarter of 2014 as well as strong consumer demand for our products. The business-to-business international sales continued to grow steadily with an increase of 88.9% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to continued strong demand primarily in Europe and partially due to the approval of our Inogen One

G3 system for reimbursement in France and Germany in the second half of 2014. As of March 31, 2015, we sold our products in 44 countries outside of the United States, and will continue to expand our presence in other countries as the opportunities present themselves.  Our rental revenue increase was mainly attributable to the increase in the number patients on service to 30,000 as of March 31, 2015 versus 23,000 as of March 31, 2014.  This represented an increase in the patient base of 30.4% from March 31, 2014, which was partially offset by higher return rate of patients on service in total rental revenues. While our total patient population increased by 1,600 net patients in the first quarter of 2015 compared to the fourth quarter of 2014, an increasing portion of total patients were only billable for a portion of the quarter due to the timing of when the patient came on service.

Cost of revenue and gross profit

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Cost of sales revenue	$12,589	$7,541	$5,048	66.9%	37.3%	31.9%
Cost of rental revenue	5,140	4,154	986	23.7%	15.2%	17.6%
Total cost of revenue	$17,729	$11,695	$6,034	51.6%	52.5%	49.5%

Gross profit - sales revenue	$10,460	$7,316	$3,144	43.0%	31.0%	31.0%
Gross profit - rental revenue	5,563	4,622	941	20.4%	16.5%	19.6%
Total gross profit	$16,023	$11,938	$4,085	34.2%	47.5%	50.5%

Gross margin percentage - sales revenue	45.4%	49.2%
Gross margin percentage- rental revenue	52.0%	52.7%
Total gross margin percentage	47.5%	50.5%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $5.0 million from $7.5 million for the three months ended March 31, 2014 to $12.6 million for the three months ended March 31, 2015, or an increase of 66.9% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes. We expect the cost of sales as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased from $4.2 million for the three months ended March 31, 2014 to $5.1 million for the three months ended March 31, 2015, or an increase of 23.7% over the comparable year.  The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue included $3.0 million of rental asset depreciation for the three months ended March 31, 2015 versus $2.3 million for the three months ended March 31, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales gross margin decreased from 49.2% for the three months ended March 31, 2014 to 45.4% for the three months ended March 31, 2015.   The decrease in sales gross margin was primarily due to the continued shift towards primarily business-to-business sales revenue in our revenue mix. Rental revenue gross margin decreased from 52.7% for the three months ended March 31, 2014 to 52.0% for the three months ended March 31, 2015, primarily due to higher return rates of patients on service. The overall gross margin decreased from 50.5% for the three months ended March 31, 2014 to 47.5% for the three months ended March 31, 2015.   This decline was consistent with the overall mix of sales and rentals.

Research and development expense

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Research and development expense	$863	$635	$228	35.9%	2.6%	2.7%

Research and development expense increased $0.2 million from $0.6 million for the three months ended March 31, 2014 to $0.9 million for the three months ended March 31, 2015, or an increase of 35.9% over the comparable year.  The increase was primarily attributable to a $0.2 million increase in personnel related expenses which includes, $0.1 million additional salary and wage expense, $0.1 million additional bonus accrual and additional stock compensation expense.

Sales and marketing expense

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales and marketing expense	$6,924	$5,705	$1,219	21.4%	20.6%	24.1%

Sales and marketing expenses increased $1.2 million from $5.7 million for the three months ended March 31, 2014 to $6.9 million for the three months ended March 31, 2015, or an increase of 21.4% over the comparable year.  The increase was primarily attributable to $0.8 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business (which includes $0.4 million additional salary and wage expense and $0.1 million additional stock compensation expense), $0.2 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base, $0.1 million of higher credit card processing fees, and $0.1 million of other general expenses and higher facilities allocated to sales and marketing.

General and administrative expense

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
General and administrative expense	$5,718	$4,049	$1,669	41.2%	16.9%	17.1%

General and administrative expenses increased $1.7 million from $4.0 million for the three months ended March 31, 2014 to $5.7 million for the three months ended March 31, 2015, or an increase of 41.2% over the comparable year.   The increase was primarily attributable to $0.5 million of legal costs and $0.5 million of audit/tax costs (of which $0.9 million of these costs related primarily to the audit committee investigation that was conducted during the first three months ended March 31, 2015), $0.3 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which includes $0.3 million additional salary and wage expense, $0.2 million additional stock compensation expense and decreases of $0.3 million of bonus expense), $0.1 million of debt expense, and $0.1 million of licenses and fees, and $0.1 million of patent defense costs. These increases were partially offset by a decrease in bank charges of $0.1 million. The provision for doubtful accounts, expressed as a percentage of total revenue, was 0.9% and 0.8% in the three months ended March 31, 2015 and March 31, 2014, respectively.

As discussed above, we incurred additional expenses of approximately $0.9 million in the first quarter of 2015 as a result of our recently completed audit committee investigation.  We expect to incur additional expense of approximately $0.1 to $0.6 million in the second quarter of 2015 as a result of this investigation. Additionally, we expect to incur additional costs in future periods in connection with the recent securities class action lawsuits filed against us and certain of our executive officers. We are currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Other income (expense), net

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Interest expense	$(7)	$(133)	$126	-94.7%	0.0%	-0.6%
Interest income	12	6	6	100.0%	0.0%	0.0%
Change in fair value of preferred stock warrant	—	36	(36)	-100.0%	0.0%	0.2%
Other income (expense)	(105)	7	(112)	-1600.0%	-0.3%	0.0%
Total other expense, net	$(100)	$(84)	$(16)	19.0%	-0.3%	-0.4%

Total other expense, net, increased slightly to $0.1 million for the three months ended March 31, 2015 from $0.08 million for the three months ended March 31, 2014.  The increase was mainly due to the loss on foreign currency transactions related to the import of our goods into the European Union.  Value added tax (VAT) is paid upon import, reclaimed, and reimbursed in EURO currency.  Fluctuations in the EURO currency to the US dollar exchange rate resulted in a net expense, as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement compared to prior year.

Income tax expense

	Three months ended March 31,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Income tax expense	$846	$577	$269	46.6%	2.5%	2.4%

Income tax expense increased as a result of our improved income before taxes, partially offset by a decreased in our effective tax rate. The effective tax rate decreased to 35.0% for the three months ended March 31, 2015 from 39.4% for the three months ended March 31, 2014. This decrease was largely driven by disqualified dispositions of compensation-based shares, the domestic production activities deduction and the California research and development tax.

Contractual Obligations

On January 20, 2015, we entered into a Second Amendment to our lease for our principal executive offices consisting of approximately 38,851 rentable square feet located at 326 Bollay Drive, Goleta, California 93117.  The original term of the lease expired on October 31, 2015, and, pursuant to the Second Amendment, the original term of the lease is extended by an additional five (5) years commencing November 1, 2015 and ending October 31, 2020.  The minimum monthly rent under the lease commencing on November 1, 2015 will be approximately $45 per month, and will increase annually by three percent (3%) each year thereafter during the extended term.  The Second Amendment also grants to us one option to renew the lease for an additional five (5) years commencing November 1, 2020 at the then prevailing fair market rental rate.

Other than as described above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on April 27, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $61.1 million, which consisted of highly-liquid investments with an original maturity of ninety days or less. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of March 31, 2015, we had $0.5 million debt outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. As of March 31, 2015, we had $15.0 million in available debt capacity under the revolving facility. Our principal uses of cash are funding our capital expenditures including additional rental assets.

We believe that our current cash and cash equivalents together with available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,		Change 2015 vs. 2014
	2015	2014	$	%
Cash provided by (used in) operating activities	$6,061	$(1,330)	$7,391	555.7%
Cash used in investing activities	(4,040)	(3,228)	(812)	-25.2%
Cash provided by financing activities	2,245	50,587	(48,342)	-95.6%

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

Net cash provided by operating activities for the three months ended March 31, 2015 consisted of our net income of $1.6 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $3.4 million, provision for rental revenue adjustments of $2.5 million, provision for sales returns of $1.0 million, stock-based compensation expense of $0.5 million, provision for doubtful accounts of $0.3 million, loss on disposal of rental units of $0.2 million and ($1.8) million in excess tax benefit from stock-based compensation arrangements. The net changes in operating assets and liabilities consisted of ($1.6) million of which ($6.5) million was due to a net increase in accounts receivable, inventory and other asset balances during this period, partially offset by a net increase of $3.0 million on accounts payable, a net decrease of $0.8 million of income tax receivable, a net increase of $0.6 million of accrued payroll and $0.5 million of other liabilities. The increase in accounts receivable was mainly due to higher revenues in the three months ended March 31, 2015 along with a decrease in the collection activity of our rental receivables.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily related to the production of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business.

For the three months ended March 31, 2015, we invested primarily in $3.5 million of rental assets and $0.6 million of other property and equipment.

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

For the three months ended March 31, 2015, net cash provided by financing activities consisted primarily of $1.8 million from excess tax benefits from stock-based compensation arrangements and $0.5 million from the proceeds of stock options that were exercised and the employee stock purchase. This was partially offset by the three months of payments on our contractual obligation of $0.08 million.

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

We include EBITDA and Adjusted EBITDA in this 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

In evaluating EBITDA and Adjusted EBITDA you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including other GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated:

	Three months ended March 31,
EBITDA	2015	2014
Net income (GAAP)	$1,572	$888
Non-GAAP adjustments:
Interest expense	7	133
Interest income	(12)	(6)
Provision for income taxes	846	577
Depreciation and amortization	3,444	2,658
EBITDA (Non-GAAP)	5,857	4,250
Change in fair value of preferred stock warrant liability	—	(36)
Stock-based compensation	518	131
Adjusted EBITDA (Non-GAAP)	$6,375	$4,345

	Three months ended March 31,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2015	2014
Net income (loss) attributable to common stockholders	$1,572	$(99)
Add back deemed dividend on redeemable preferred stock	—	987
Pro-forma net income attributable to common stockholders	$1,572	$888

Pro-forma net income per share - basic common stock	$0.08	$0.05
Pro-forma net income per share - diluted common stock	$0.08	$0.05

Denominator:
Pro-forma weighted-average common shares - basic common stock	19,167,585	16,404,677
Pro-forma weighted-average common shares - diluted common stock	20,562,040	18,373,886

(1)

The pro-forma non-GAAP EPS calculations give effect to:  (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,259,647 for the three months ended March 31, 2014.  The convertible preferred stock was converted prior to the three months ended March 31, 2015; therefore, shares are not on a pro-forma basis for this period.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $61.1 million as of March 31, 2015, which consisted of highly-liquid investments with an original maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of March 31, 2015, we did not have any outstanding term loan agreements.  We paid off all outstanding bank debt and accrued interest under the amended and restated revolving credit and term loan agreement with Comerica Bank on August 22, 2014 in the amount of $11.6 million.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  We are required to maintain a tangible net worth not less than $90 million and EBITDA of $10 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014. We were in compliance as of March 31, 2015, and no outstanding debt balances were outstanding on the credit facility.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in U.S. dollars. In the four quarter of 2014, we began receiving VAT (Value Added Tax) refunds in EURO currency, and had an exchange translation loss of $0.1 million. In addition, in the first quarter of 2015, we began accepting payments in EURO currency.  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2015 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting with respect to internal control over the review of sales order documentation supporting our direct-to-consumer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation related to direct-to-customer sales and rentals.

As described in our Annual Report on Form 10-K for the year ended December 31, 2014, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate this material weakness.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Because of the material weakness in our internal control over financial reporting as previously disclosed, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and principal financial officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Plan for remediation of material weakness in internal control over financial reporting

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we commenced measures to remediate the identified material weaknesses during the first quarter of 2015. Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our sales order review process and compliance audit program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure control. These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

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

Changes in internal controls over financial reporting

As described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of the material weakness. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints allege that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints allege that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper.  The deadline for motions for appointment as lead plaintiff is May 12, 2015.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  We intend to vigorously defend ourselves against these allegations.  We are currently unable to predict the outcome of the first filed lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Other litigation

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this report on Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended March 31, 2015 and March 31, 2014, we derived approximately 26.0% and 26.9%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $0.9 million and $0.6 million for research and development efforts for the three months ended March 31, 2015 and March 31, 2014, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the three months ended March 31, 2015 and March 31, 2014, approximately 31.7% and 37.1% of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who directly receive reimbursement from third-party payors.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of March 31, 2015, we had an accumulated deficit of $55.1 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10 million in EBITDA for the preceding test period, and we had $26.1 million in EBITDA for that period, and we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $120.5 million.

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

Our existing net operating losses (NOLs) are subject to limitations arising from an ownership change subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  If we undergo one or more future ownership changes our ability to utilize NOLs could be further limited.  In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.

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

Approximately 25% and 19% of our revenue was from sales outside of the United States for the three months ended March 31, 2015 and March 31, 2014, respectively.  As of March 31, 2015, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

As of March 31, 2015 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of March 31, 2015, we had five pending U.S. patent applications, 27 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

We have registered the trademarks Inogen; “Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We have registered the trademark Inogen in Australia, Canada, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Inogen One in Australia, Canada, China, South Korea, Mexico, and in Europe (European Community registration). We have registered the trademark Satellite Conserver in Canada~~,~~ and China. We have registered the trademark Inogen At Home in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $1.5 million and $3.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Additionally, we are involved in a securities class action lawsuit as discussed in “Note 5 – Commitments and contingencies.”

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. As we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, we have identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation.

We commenced measures to remediate the identified material weakness during the first quarter of 2015. Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our order review process and compliance program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

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

As of March 31, 2015, two holders of approximately 4.4 million shares, or approximately 22.7%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 33.4% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2015.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

10.1	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.

31.1	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	May 12, 2015	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 12, 2015	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)