Form 10-Q
period 2015-06-30
Inogen Inc
filed 2015-08-11
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 19,347,033 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$51,822	$56,836
Short-term investments	14,240	—
Accounts receivable, net of allowances of $6,299 and $3,745 as of June 30, 2015 and
December 31, 2014, respectively	24,765	19,349
Inventories, net of allowances of $168 and $141 as of June 30, 2015 and December 31, 2014,
respectively	9,308	7,616
Deferred cost of revenue	460	515
Income tax receivable	2,148	2,129
Deferred tax asset - current	4,976	4,976
Prepaid expenses and other current assets	1,723	1,122
Total current assets	109,442	92,543
Property and equipment
Rental equipment, net of allowances of $932 and $832 as of June 30, 2015 and December
31, 2014, respectively	52,597	48,359
Manufacturing equipment and tooling	4,271	3,985
Computer equipment and software	4,155	3,699
Furniture and equipment	778	649
Leasehold improvements	933	756
Land and building	126	126
Construction in process	400	193
Total property and equipment	63,260	57,767
Less accumulated depreciation	(31,086)	(25,840)
Property and equipment, net	32,174	31,927
Intangible assets, net	238	270
Deferred tax asset - noncurrent	15,248	15,248
Other assets	97	97
Total assets	$157,199	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$17,181	$11,273
Accrued payroll	4,257	4,066
Current portion of long-term debt	307	299
Warranty reserve - current	1,065	781
Deferred revenue - current	2,278	2,316
Total current liabilities	25,088	18,735
Long-term liabilities
Warranty reserve - noncurrent	541	334
Deferred revenue - noncurrent	3,155	2,176
Long-term debt, net of current portion	159	315
Other noncurrent liabilities	339	375
Total liabilities	29,282	21,935
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized;
19,346,143 and 19,059,364 shares issued and outstanding as of June 30, 2015 and December
31, 2014, respectively	19	19
Additional paid-in capital	179,560	174,824
Accumulated deficit	(51,662)	(56,693)
Total stockholders' equity	127,917	118,150
Total liabilities and stockholders' equity	$157,199	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Sales revenue	$32,385	$20,464	$55,434	$35,321
Rental revenue	11,644	9,929	22,347	18,705
Total revenue	44,029	30,393	77,781	54,026
Cost of revenue
Cost of sales revenue	17,866	10,682	30,455	18,223
Cost of rental revenue, including depreciation of $2,944 and $2,503 for the three
months ended and $5,900 and $4,760 for the six months ended, respectively	5,341	4,597	10,481	8,751
Total cost of revenue	23,207	15,279	40,936	26,974
Gross profit
Gross profit-sales revenue	14,519	9,782	24,979	17,098
Gross profit-rental revenue	6,303	5,332	11,866	9,954
Total gross profit	20,822	15,114	36,845	27,052
Operating expense
Research and development	975	879	1,838	1,514
Sales and marketing	7,567	6,364	14,491	12,069
General and administrative	6,935	3,908	12,653	7,957
Total operating expense	15,477	11,151	28,982	21,540
Income from operations	5,345	3,963	7,863	5,512
Other income (expense)
Interest expense	(6)	(203)	(13)	(336)
Interest income	26	12	38	18
Change in fair value of preferred stock warrant liability	—	—	—	36
Other income (expense)	(51)	4	(156)	11
Total other expense, net	(31)	(187)	(131)	(271)
Income before provision for income taxes	5,314	3,776	7,732	5,241
Provision for income taxes	1,855	1,490	2,701	2,067
Net income	$3,459	$2,286	$5,031	$3,174

Basic net income per share attributable to common stockholders (Note 2)	$0.18	$0.13	$0.26	$0.13
Diluted net income per share attributable to common stockholders (Note 2)	$0.17	$0.11	$0.24	$0.11

Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	19,310,064	18,201,661	19,239,218	13,843,803
Diluted common shares	20,672,414	20,146,915	20,617,342	15,826,754

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$118,150
Stock-based compensation	—	—	1,327	—	1,327
Employee stock purchase	18,551	—	342	—	342
Excess tax benefits from stock-based
compensation arrangements	—	—	2,688	—	2,688
Stock options exercised	268,228	—	379	—	379
Net income	—	—	—	5,031	5,031
Balance, June 30, 2015	19,346,143	$19	$179,560	$(51,662)	$127,917

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$5,031	$3,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,908	5,586
Loss on rental units and other fixed assets	648	921
Provision for sales returns	1,291	1,178
Provision for doubtful accounts	1,118	571
Provision for rental revenue adjustments	4,286	3,411
Provision for inventory obsolescence	53	79
Provision for other inventory losses	60	—
Stock-based compensation expense	1,327	666
Decrease in fair value of preferred stock warrant liability	—	(36)
Deferred tax assets	—	(284)
Excess tax benefits from stock-based compensation arrangements	(2,688)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,111)	(10,574)
Inventories	(1,805)	(1,932)
Deferred costs of revenue	55	(142)
Income tax receivable	2,669	87
Prepaid expenses and other current assets	(601)	(595)
Accounts payable and accrued expenses	5,923	3,190
Accrued payroll	191	(57)
Warranty reserve	491	269
Deferred revenue	941	1,267
Income tax payable	—	1,435
Other noncurrent liabilities	(36)	(54)
Net cash provided by operating activities	$13,751	$8,160
Cash flows from investing activities
Purchases of available-for-sale investments	(20,557)	—
Maturities of available-for-sale investments	6,317	—
Investment in intangible assets	(11)	(180)
Production and purchase of rental equipment	(6,485)	(6,752)
Purchases of property and equipment	(1,275)	(603)
Net cash used in investing activities	$(22,011)	$(7,535)

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
Cash flows from financing activities	2015	2014
Proceeds from borrowings	—	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock
warrants exercised	—	467
Proceeds from stock options exercised	379	109
Proceeds from initial public offering	—	56,471
Costs associated with initial public offering	—	(4,911)
Proceeds from employee stock purchase	342	—
Repayment of debt from investment in intangible assets	(163)	(86)
Repayment of borrowings	—	(3,150)
Excess tax benefits from stock-based compensation arrangements	2,688	—
Net cash provided by financing activities	$3,246	$54,900
Net increase (decrease) in cash and cash equivalents	(5,014)	55,525
Cash and cash equivalents, beginning of period	56,836	13,521
Cash and cash equivalents, end of period	$51,822	$69,046
Supplemental disclosures of cash flow information
Cash paid during the period for interest	15	317
Cash paid during the period for income taxes, net of refunds received	33	802
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	—	987

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

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. The Company’s Inogen One G2® and Inogen One G3™ have up to 5 and 4.5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Although portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market, the Company estimates based on 2013 Medicare data that patients using portable oxygen concentrators represent approximately 5% to 7% of the total addressable oxygen market in the United States. Based on 2013 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen One systems to more than 97,000 patients as of June 30, 2015.  Revenue has grown from $10,700 in 2009 to $112,500 in 2014.

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

The preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying condensed notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory and rental asset valuations and write-downs, accounts receivable reserves and allowance for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles.  Actual results could differ materially from these estimates.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

c)	Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation with no effect on previously reported financial position, results of operations or cash flows. These changes consisted of reclassifications to certain line items in the accompanying Statements of Operations and Statements of Cash Flows.

d)	Initial public offering (IPO)

The Company completed an initial public offering on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, the selling stockholders sold 981,902 shares for a combined total of 4,511,313 shares sold in the offering.  The Company netted approximately $49,668 after the underwriters’ discount and other associated expenses. In connection with the completion of the Company’s IPO, the Company’s 9,546,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock.  Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock.  The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in capital.  During the six months ended June 30, 2014, the Company recognized a partial period deemed dividend of $987 for the time-frame the redeemable convertible preferred stock was outstanding during the period.  The Company had no redeemable convertible preferred stock or convertible preferred stock outstanding as of December 31, 2014 or June 30, 2015, respectively. As of June 30, 2015, the Company had 19,346,143 shares of common stock outstanding.

e)	Recent Accounting Pronouncements

Revenue Recognition:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The update supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

Subsequent to June 30, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt t in the first quarter of 2017.  The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard.

Interest: In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.

Intangibles - Goodwill and Other - Internal Use Software: In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This update is effective for our fiscal year beginning January 1, 2016. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company’s accrued warranty liability was $1,606 and $1,115 for future warranty costs as of June 30, 2015 and December 31, 2014, respectively.

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

Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the Statements of Operations as part of cost of sales revenue and cost of rental revenue, respectively.

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

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of unbilled rental revenue is based on historical trends and estimates of future collectability. In addition, the Company estimates potential future adjustments and write-offs of these unbilled amounts and includes these estimates in the allowance for adjustments and write-offs of rental revenue which is netted against gross receivables.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, debt and warrants. The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair values based on the short-term nature of these financial instruments.

The fair value of the Company’s debt approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. Imputed interest associated with the Company’s non-interest bearing debt is insignificant and has been appropriately recognized in the respective periods.

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

The Company obtained the fair value of its available-for-sale securities, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g., large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and the fair value is determined. The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above. As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis:

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$11,633	$—	$11,633
Total assets	$—	$11,633	$—	$11,633

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$23,587	$—	$23,587
Total assets	$—	$23,587	$—	$23,587

Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of funds held in money market accounts, which were $10,100 and $42,300 as of June 30, 2015 and December 31, 2014, respectively. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Certificates of deposit are included in cash equivalents and short-term investments based on the maturity date of the security.

Investments

The Company considers investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income. The fair value measurement of the investments had an immaterial impact on Other Comprehensive Income.  The Company does not have any other items which would be classified within Other Comprehensive Income.  Therefore, there would be no change between the reported Net Income and Other Comprehensive Income due to the immateriality of the unrealized gains or losses

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

associated with investments.  The cost of investments sold is based on the specific identification method, and all income generated and realized gains or losses from investments are recorded to interest and other income (expense), net.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to interest and other income (expense), net.

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

The Company also records an allowance for rental revenue adjustments and write-offs, which is recorded as a reduction of rental revenue and rental accounts receivable balances. These adjustments and write-offs result from contractual adjustments, audit adjustments, untimely claims filings or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed and rental revenue unbilled during the related period.

When recording the allowance for doubtful accounts, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowance for adjustments, the rental revenue adjustments account (contra rental revenue account) is charged.

As of June 30, 2015 and December 31, 2014, included in accounts receivable on the balance sheets were earned but unbilled receivables of $4,141 and $3,653, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs.

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

Concentration of customers and vendors

The Company sells its products to home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company sells its products to consumers on a prepayment basis. No single customer represented more

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

than 10% of the Company’s total revenue for the six months ended June 30, 2015 and June 30, 2014.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of June 30, 2015, or as of December 31, 2014.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.1% and 71.7% of rental revenue for the three months ended June 30, 2015 and June 30, 2014, respectively, and based on total revenue were 19.3% and 23.4% for the three months ended June 30, 2015 and June 30, 2014, respectively. Medicare’s service reimbursement programs accounted for 72.9% and 72.1% of rental revenue for the six months ended June 30, 2015 and June 30, 2014, respectively, and based on total revenue were 21.0% and 25.0% for the six months ended June 30, 2015 and June 30, 2014, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $7,488 or 30.2% of total accounts receivable as of June 30, 2015 as compared to $4,875, or 25.2% of total accounts receivable as of December 31, 2014.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2015, the Company’s three major vendors accounted for 21.6%, 17.7%, and 9.6%, respectively, of total raw material purchases.  For the six months ended June 30, 2014, the Company’s three major vendors accounted for 22.6%, 18.1% and 8.5%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 70% of the non-U.S. revenue for the three months and six months ended June 30, 2015 was invoiced in euros. We did not begin to invoice in euros until the fourth quarter of 2014. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and six months ended June 30, 2015 and June 30, 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
U.S. revenue	$33,458	$24,237	$58,812	$43,424
Non-U.S. revenue	10,571	6,156	18,969	10,602
Total revenue	$44,029	$30,393	$77,781	$54,026

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

	June 30,	December 31,
	2015	2014
Raw materials and work-in-progress	$8,118	$6,774
Finished goods	1,358	983
Less: reserves	(168)	(141)
Inventories	$9,308	$7,616

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives as follows:

Rental equipment	1.5-5 years
Manufacturing equipment and tooling	5 years
Computer equipment and software	3 years
Furniture and equipment	3-5 years
Leasehold improvements	Shorter of 3-10 years or life of underlying lease

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue on the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $642 and $400 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1,212 and $790 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Included within property and equipment is construction in process relating to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software that has been purchased, but has not completed the final configuration process for implementation into the Company’s systems. These items have not been placed in service; therefore, no depreciation and amortization has been recognized in respective periods.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three months ended June 30, 2015 and June 30, 2014, respectively, and for the six months ended June 30, 2015 and June 30, 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Rental equipment	$2,944	$2,503	$5,900	$4,760
Other property and equipment	498	384	965	746
Total depreciation and amortization	$3,442	$2,887	$6,865	$5,506

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for June 30, 2015 and December 31, 2014, respectively.

	June 30,	December 31,
Property and equipment	2015	2014
Rental equipment, net of allowance	$52,597	$48,359
Other property and equipment	10,663	9,408
Property and equipment	63,260	57,767

Accumulated depreciation
Rental equipment	25,383	21,084
Other property and equipment	5,703	4,756
Accumulated depreciation	31,086	25,840

Net property and equipment
Rental equipment	27,214	27,275
Other property and equipment	4,960	4,652
Property and equipment, net	$32,174	$31,927

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

Income tax expense was $1,855 and $2,701, an effective tax rate of 34.9% and 34.9%, for the three and six months ended June 30, 2015, respectively, compared to $1,490 and $2,067, an effective tax rate of 39.5% and 39.4%, for the comparable periods ended June 30, 2014, respectively.  Variations in the tax rate year-over-year were primarily due to a decrease in permanent tax differences related to the domestic production activities deduction and the California research and development tax credit.

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which establishes accounting for share-based awards, exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260, Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator—basic:
Net income	$3,459	$2,286	$5,031	$3,174
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)
Net income before preferred rights dividend	3,459	2,286	5,031	2,187
Less: undistributed earnings to preferred stock - basic	—	—	—	(438)
Net income attributable to common stockholders - basic	$3,459	$2,286	$5,031	$1,749

Numerator—diluted:
Net income	$3,459	$2,286	$5,031	$3,174
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)
Net income before preferred rights dividend	3,459	2,286	5,031	2,187
Less: undistributed earnings to preferred stock - diluted	—	—	—	(393)
Net income attributable to common stockholders - diluted	$3,459	$2,286	$5,031	$1,794

Denominator:
Weighted-average common shares - basic common stock	19,310,064	18,201,661	19,239,218	13,843,803
Weighted-average common shares - diluted common stock	20,672,414	20,146,915	20,617,342	15,826,754

Net income per share - basic common stock	$0.18	$0.13	$0.26	$0.13
Net income per share - diluted common stock	$0.17	$0.11	$0.24	$0.11
Shares excluded from diluted net income:
Stock options	582,970	—	612,970	—
Shares excluded from diluted net income	582,970	—	612,970	—
Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,310,064	18,201,661	19,239,218	13,843,803
Warrants	9,663	159,475	9,657	166,455
Stock options	1,352,687	1,785,779	1,368,467	1,816,496
Weighted-average common shares - diluted common stock	20,672,414	20,146,915	20,617,342	15,826,754

The computations of diluted net income attributable to common stockholders exclude common stock options which were anti-dilutive for the three months and six months ended June 30, 2015.

3. Intangible assets

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC. The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of June 30, 2015 and December 31, 2014, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. There were no impairments recorded related to these intangible assets during the three months and six months ended June 30, 2015 and June 30, 2014.  The Company recalculated interest and amortization during the respective periods based on adjusted asset and debt.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Breathe Oxygen Services that allowed them to operate in the state of Tennessee as well as other assets. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months and six months ended June 30, 2015 and June 30, 2014, there were no impairments recorded related to this intangible asset.

The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the six months ended June 30, 2015, the Company paid $11 for its production of commercials. The Company did not capitalize any intangible assets during the three months ended June 30, 2015. During the three months and six months ended June 30, 2014, the Company paid $11 and $180, respectively, for its patient setup video, website development and redesign, and production of commercials.

Amortization expense for intangible assets for the three months ended June 30, 2015 and June 30, 2014 was $22 and $41, respectively, and for the six months ended June 30, 2015 and June 30, 2014 was $43 and $80, respectively.

4. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be the London Interbank Offer Rate (LIBOR) plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90,000 and EBITDA of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014.  Beginning with the second quarter of 2016, the EBITDA will increase to a $12,500 minimum calculation, of which the Company is currently compliant under either requirement as of June 30, 2015, and no debt balances were outstanding on the credit facility.

	June 30,	December 31,
	2015	2014

Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning
January 2015 through October 2016	$466	$614
Less: current maturities	(307)	(299)
Long-term debt, net of current portion	$159	$315

As of June 30, 2015, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

June 30, 2015
Remaining 6 months of 2015	$151
2016	315
Total	$466

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of June 30, 2015, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

June 30, 2015
Remaining 6 months of 2015	$512
2016	1,041
2017	1,052
2018	1,044
2019	1,057
Thereafter	819
$5,525

Rent expense of $220 and $180 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $440 and $387 for the six months ended June 30, 2015 and June 30, 2014, respectively, was included in the accompanying Statements of Operations.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve month periods ended June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Product warranty liability at beginning of period	$1,115	$809
Accruals for warranties issued	927	1,075
Adjustments related to preexisting warranties (including changes in estimates)	260	406
Settlements made (in cash or in kind)	(696)	(1,175)
Product warranty liability at end of period	$1,606	$1,115

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

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints alleged that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Exchange Act. Specifically, the complaints alleged that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

6. Stock incentive plans

The Company has a 2012 Stock Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock.  As of June 30, 2015, options to purchase 713,776 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock.  As of June 30, 2015, options to purchase 548,249 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company’s board of directors adopted and its stockholders approved a 2014 Equity Incentive Plan (2014 Plan) effective immediately prior to the effectiveness of its initial public offering. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2015, a total of 1,724,487 shares of common stock have been reserved for issuance pursuant to the 2014 Plan, of which options to purchase 1,304,564 shares of the Company’s common stock were outstanding, and 410,367 shares of common stock remained available for issuance. The shares to be reserved for issuance under the 2014 Plan will include shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2014	2,261,633	$0.60-$24.52	$7.31	6.43	$24.06
Granted	582,970	38.54	38.54
Exercised	(268,228)	0.60-16.62	1.41
Forfeited	(9,786)	0.75-16.62	4.46
Expired	—	—	—
Outstanding as of June 30, 2015	2,566,589	0.60-38.54	15.03	6.24	29.57
Vested and exercisable as of June 30, 2015	1,112,609	0.60-18.93	4.39	5.59	40.21
Vested and expected to vest as of June 30, 2015	2,438,494	$0.60-$38.54	$14.84	6.20	$29.76

The Company’s board of directors adopted and its stockholders approved a 2014 Employee Stock Purchase Plan (ESPP) effective immediately prior to the effectiveness of its initial public offering. The ESPP provides for the grant to all eligible employees an option to purchase stock under the ESPP, within the meaning Section 423 of the Internal Revenue Code.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime and shift premium, but exclusive of payments for equity compensation and other similar compensation.  A participant may purchase a maximum of 1,500 shares during a purchase period.  Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  The offering periods are currently approximately six months in length beginning on the first business day on or after March 1 and September 1 of each year and ending on the first business day on or after September 1 and March 1 approximately six months later.

As of June 30, 2015, a total of 309,299 shares of common stock have been reserved for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP includes an annual increase on the first day of each fiscal year.

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

The activity for the ESPP is as follows:

	First Offering	Second Offering
	Period	Period
Employee accumulated payroll deductions	$414	$343
Total shares purchased	30,358	18,551
Payroll deductions used to purchase shares	$413	$342
Transfer to next offering period	$1	$1
FMV at enrollment date per share	$16.00	$21.69
FMV at purchase date per share	$21.69	$33.62
Purchase price per share	$13.60	$18.44

Stock-based compensation expense recognized for the three months and six months ended June 30, 2015 for the ESPP was $105 and $190, respectively, and is combined with the 2014 Plan compensation expense for a total compensation expense of $809 and $1,327 for the three months and six months ended June 30, 2015, respectively.

The number of equity awards available for grant under the 2014 Plan as of June 30, 2015 and December 31, 2014 was 410,367 and 221,178, respectively.

Employee stock-based compensation expense recognized for the six months ended June 30, 2015 and June 30, 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.5% and 7.3%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended June 30, 2015 and June 30, 2014, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $809 and $535, respectively, and for the six months ended June 30, 2015 and June 30, 2014 was $1,327 and $666, respectively. The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of June 30, 2015 and June 30, 2014 was $11,830 and $5,438, respectively.

7. Warrants

In connection with certain of its previous convertible preferred stock issuances, convertible debt financings, and other financing arrangements, the Company had issued warrants for shares of its common stock.

A summary of outstanding common stock warrants as of June 30, 2015 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	15,218	$0.30	2017-2019

8. Subsequent Events

Resignation of Director

On August 3, 2015, Timothy Petersen notified the Company that he has resigned as a member of its board of directors; the Compensation, Nominating, and Governance Committee; and the Audit Committee, effective immediately. Mr. Petersen’s resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices.  The board of directors has reduced the size of the Compensation, Nominating, and Governance Committee by one member following the departure of Mr. Petersen.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Appointment of Director

On August 3, 2015, the Board appointed R. Scott Greer to the Board, effective immediately.  Mr. Greer will serve as a Class I director, with a term expiring at the annual meeting of stockholders to be held in 2015. In addition, on the same date, the board of directors appointed Mr. Greer as a member of the Audit Committee, replacing Timothy Petersen. Since June 2003, Mr. Greer has served on numerous public and private boards and has extensive corporate governance experience. Mr. Greer holds a B.A. in economics from Whitman College and an M.B.A. from Harvard University. He also was a certified public accountant.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or (Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. “Inogen One G3” is a pending application with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Community registration), and we own pending applications for “Inogen” and “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Community registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own trademark registrations for the mark “Inogen At Home” in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

In this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Inogen, Inc.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and unit counts. The following discussion of our financial condition and results of operations should be read together with our financial statements and the accompanying condensed notes to those statements included elsewhere in this document.  Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q.

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States, or (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months and six months ended June 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or (SEC) on April 27, 2015.

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

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

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

Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, and private label partners.
•

Invest in our product offerings to develop innovative products. We expended $1.0 million and $0.9 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.  We expect to launch an upgraded Inogen One G3 product by year-end 2015 and we expect this product to have increased oxygen output and be less expensive to manufacture than our current Inogen One G3 product.  We also expect to launch our fourth-generation portable oxygen concentrator, the Inogen One G4, in the first half of 2016 and we expect this product to be smaller, lighter, and less expensive to manufacture than our Inogen One G3 product.

•

Secure contracts with healthcare payors and insurers. Based on our patient population, we estimate that at least 30% of oxygen therapy patients are covered by non-Medicare payors, and that these patients often represent a younger, more active patient segment. By becoming an in-network provider with more insurance companies, we can reduce the patients’ co-insurance and deductible obligations on their oxygen services, which we believe will allow us to attract additional patients to our Inogen One and Inogen At Home® solutions.

We have been developing and refining the manufacturing of our Inogen One systems over the past eleven years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single-source of supply allows us to control production costs and inventory levels and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For both the three months and six months ended June 30, 2015 and June 30, 2014, approximately 24% and 20%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. To date, most of our revenue has been denominated in United States dollars. As of June 30, 2015, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $13.6 million to $44.0 million for the three months ended June 30, 2015 from $30.4 million for the three months ended June 30, 2014 and increased $23.8 million to $77.8 million for the six months ended June 30, 2015 from $54.0 million for the six months ended June 30, 2014. Both period increases are primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems and new product launches and growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products. We generated net income of $3.5 million and $2.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively. We generated net income of $5.0 million and $3.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively. We generated Adjusted EBITDA of $9.6 million and $7.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively. We generated Adjusted EBITDA of $15.9 million and $11.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015, our accumulated deficit was $51.7 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product, in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription and assessing the patient’s available insurance benefits. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 10% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers, resellers, and private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped FOB Inogen domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB (Freight on Board) Inogen dock and DDP (Delivery Duty Paid) for international shipments depending on the shipper used.  DDP shipments are Inogen’s property until title has changed which is upon duty being paid.  As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold 16,400 systems in the three months ended June 30, 2015 compared to 9,200 systems for the same period in 2014. We sold 27,400 systems for the first six months in 2015 compared to 15,500 systems for the same period in 2014. Management focuses on system sales as an indicator of current business success.

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

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted that a small percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th-month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 14.4% as of June 30, 2015, which is similar to the capped patients as a percentage of total patients on service of approximately 14.5% as of June 30, 2014.  The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.  We cannot predict the impact to rental revenues in future periods associated with capped patients on service.

As of June 30, 2015, we had 31,600 oxygen rental patients, an increase from 25,100 oxygen rental patients as of June 30, 2014. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors and Medicaid, for our rental revenue. For the three months and six months ended June 30, 2015, approximately 73% of our rental revenue was derived from Medicare. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2015 for stationary oxygen rentals (E1390) is $180.92 per month and for OGPE rentals (E1392) is $51.63 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

The following table sets forth the current Medicare standard allowable reimbursement rates and the weighted average reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three year period starting January 1, 2014 when the original contracts expired.

			Round one
	Medicare	Round two	re-compete
	standard	weighted	weighted
	allowable	average	average
	effective	7/1/13-	1/1/14-
	1/1/15	6/30/16	12/31/16
E1390	$180.92	$93.07	$95.74
E1392	51.63	42.72	38.08
Total	$232.55	$135.79	$133.82
% of standard		58%	58%

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

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete of competitive bidding, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1, 2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 19.3% of our total revenue in the three months ended June 30, 2015 and 21.0% of our total revenue in the six months ended June 30, 2015. We expect the decline in total revenue resulting from the loss of competitive bidding contract in the areas that we were excluded from to be partially offset by the grandfathering of existing Medicare patients and direct sales to former Medicare patients with third party insurance coverage or who pay out-of-pocket to purchase our products. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $0.4 million in the three months ended June 30, 2015 and $0.1 million in the three months ended June 30, 2014 and $0.7 million in the six months ended June 30, 2015 and $0.4 million in the six months ended June 30, 2014.

Under the Medicare competitive bidding program, providers may “grandfather” existing patients on service up to the implementation date of the competitive bidding program. This means providers may retain all existing patients and continue to receive reimbursement for them so long as the new reimbursement rate is accepted and the applicable beneficiary chooses to continue to receive equipment from the provider. Providers must either keep or release all patients under this “grandfathering” arrangement in each competitive bidding area; specific individual selection of patients for retention or release is not allowed. Providers can continue to sell equipment in competitive bid areas where they were not awarded contracts to patients paying out-of-pocket or with third-party insurance coverage.

We have elected to grandfather and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we plan to continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We will also pursue retail sales of our equipment to patients in those areas.

For rental equipment, Medicare reimbursement for oxygen equipment is limited to a maximum of 36 months within a 60 month period and the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s care for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. The Centers for Medicare & Medicaid Services does not reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases the Centers for Medicare & Medicaid Services will reimburse for repair costs. After the five year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month rental period would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and we have concluded it is immaterial as of June 30, 2015 and prior periods, but we will continue to monitor this patient base.

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

In addition to the adoption of the competitive bidding program, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual Consumer Price Index for all Urban Consumers, or CPI-U, updates beginning in 2010.  For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment, “adjustment”, was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services not included in an area subject to competitive bidding. However, the stationary oxygen equipment codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding.

As of June 30, 2015, we had 72 contracts with Medicaid and private payors. These contracts qualify us an in-network provider for these payors. As a result, patients can use our systems at the same cost as other in-network oxygen therapy solutions, including those utilizing the delivery model. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month caps similar to Medicare although they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period to period. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products, reduce our product costs, and have changes in purchase volumes. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2015 and June 30, 2014, business-to-business sales as a percentage of sales revenue were 63.3% and 56.9%, respectively. For the six months ended June 30, 2015 and June 30, 2014, business-to-business sales as a percentage of sale revenue were 62.7% and 55.3%, respectively. Generally, our direct-to-consumer sales have higher margins than our business-to-business sales.

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

Operating expense

Research and development

Research and development expense consists primarily of personnel-related expenses, including salaries, benefits and stock-based compensation, allocated facility costs, laboratory supplies, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect to have moderate increases in research and development expense over time.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy. Our sales and marketing expense consists primarily of personnel-related expenses, including salaries, commissions, benefits, and stock-based compensation for employees, and allocated facilities costs. They also include expenses for media and advertising, informational kits, public relations and other promotional and marketing activities, including travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014 primarily due to an increase in the sales force and the increasing number of rental patients and we expect a further increase in 2015 as we continue to increase sales and marketing activities.

General and administrative

General and administrative expense consists primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, allocated facilities costs, and bad debt expense. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, consulting and accounting services. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement in the prior year and interest income driven by the interest accruing on cash, cash equivalents and short-term investments. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model in the prior year as well as net foreign currency translation losses in the current year.

Results of operations

Comparison of three months ended June 30, 2015 and June 30, 2014

Revenue

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales revenue	$32,385	$20,464	$11,921	58.3%	73.6%	67.3%
Rental revenue	11,644	9,929	1,715	17.3%	26.4%	32.7%
Total revenue	$44,029	$30,393	$13,636	44.9%	100.0%	100.0%

Sales revenue increased $11.9 million to $32.4 million for the three months ended June 30, 2015 from $20.5 million for the three months ended June 30, 2014, or an increase of 58.3% over the comparable year. The increase was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide and within the domestic United States.

Rental revenue increased $1.7 million to $11.6 million for the three months ended June 30, 2015 from $9.9 million for the three months ended June 30, 2014, or an increase of 17.3% over the comparable year. The increase was primarily attributable to the increase in net rental patients to 31,600 as of June 30, 2015 from 25,100 as of June 30, 2014, additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by higher rental revenue adjustments as a percentage of total rental revenue in the three months ended June 30, 2015 versus the three months ended June 30, 2014.

A recent ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare is 21.0% of our total revenue in the six months ended June 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas. CMS has also re-bid the Round Two Re-Compete schedule beginning in the first quarter of 2015 for contracts set to expire June 30, 2016.  CMS has announced the Round One Re-Compete plan to re-bid for contracts set to expire December 31, 2016. For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014

Revenue by region and category
Business-to-business domestic sales	$9,916	$5,493	$4,423	80.5%	22.6%	18.1%
Business-to-business international sales	10,571	6,156	4,415	71.7%	24.0%	20.2%
Direct-to-consumer domestic sales	11,898	8,815	3,083	35.0%	27.0%	29.0%
Direct-to-consumer domestic rentals	11,644	9,929	1,715	17.3%	26.4%	32.7%
Total revenue	$44,029	$30,393	$13,636	44.9%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 80.5% and 35.0%, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in domestic business-to-business sales was primarily the result of increased demand from our resellers, providers, and private label distribution which began in the first quarter of 2015, as well as increased consumer demand for our products due to our marketing efforts and the marketing efforts of our partners. The increase in domestic direct-to-consumer sales was primarily the result of our refocus on direct-to-consumer sales versus rental set-ups and the hiring of the additional internal sales representatives in the fourth quarter of 2014 and the first half of 2015. In addition, there continues to be strong consumer demand for our products.

The business-to-business international sales increased 71.7% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to continued strong demand primarily in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of June 30, 2015, we sold our products in 44 countries outside of the United States, and will continue to expand our presence in other countries as the opportunities present themselves.

Our rental revenue increase was mainly attributable to the net increase in the number patients on service to 31,600 as of June 30, 2015 versus 25,100 as of June 30, 2014.  This represented an increase in the patient base of 25.9% from June 30, 2014, which was partially offset by higher rental revenue adjustments as a percentage of total rental revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

In future periods, revenue may be impacted by seasonality, the impact of lower reimbursement rates, including as a result of competitive bidding, the number of sales representatives, the level of direct-to-consumer marketing spend, the number and size of business-to-business partners and distributors, and other factors such as changes in the market, our execution of the business, and competition.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Cost of sales revenue	$17,866	$10,682	$7,184	67.3%	40.6%	35.1%
Cost of rental revenue	5,341	4,597	744	16.2%	12.1%	15.1%
Total cost of revenue	$23,207	$15,279	$7,928	51.9%	52.7%	50.3%

Gross profit - sales revenue	$14,519	$9,782	$4,737	48.4%	33.0%	32.2%
Gross profit - rental revenue	6,303	5,332	971	18.2%	14.3%	17.5%
Total gross profit	$20,822	$15,114	$5,708	37.8%	47.3%	49.7%

Gross margin percentage - sales revenue	44.8%	47.8%
Gross margin percentage- rental revenue	54.1%	53.7%
Total gross margin percentage	47.3%	49.7%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $7.2 million to $17.9 million for the three months ended June 30, 2015 from $10.7 million for the three months ended June 30, 2014, or an increase of 67.3% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with better sourcing and increased volumes. We expect the cost of sales as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $0.7 million to $5.3 million for the three months ended June 30, 2015 from $4.6 million for the three months ended June 30, 2014, or an increase of 16.2% over the comparable year. The increase in cost of rental revenue was attributable to an increase of rental patients and related rental asset depreciation, repair costs, product exchange and logistics costs. Cost of rental revenue included $2.9 million of rental asset depreciation for the three months ended June 30, 2015 versus $2.5 million for the three months ended June 30, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales gross margin decreased to 44.8% for the three months ended June 30, 2015 from 47.8% for the three months ended June 30, 2014. The decrease in sales gross margin was primarily due to the continued shift towards business-to-business sales revenue in our revenue mix as well as a decline in average selling prices in the business-to-business channel due to increased volumes purchased by distributors, key accounts, resellers, and private label partners.

Rental revenue gross margin increased to 54.1% for the three months ended June 30, 2015 from 53.7% for the three months ended June 30, 2014, primarily due to lower servicing costs of rental patients on service. The overall gross margin decreased to 47.3% for the three months ended June 30, 2015 from 49.7% for the three months ended June 30, 2014. This decline was consistent with the overall mix of sales and rentals.

Research and development expense

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Research and development expense	$975	$879	$96	10.9%	2.2%	2.9%

Research and development expense increased $0.1 million to $1.0 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014, or an increase of 10.9% over the comparable year.  The increase was primarily attributable to a $0.1 million increase in personnel-related expenses for engineering projects.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our research and development efforts and manufacturing line support, including our efforts related to the updated Inogen One G3 and the new Inogen One G4.

Sales and marketing expense

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales and marketing expense	$7,567	$6,364	$1,203	18.9%	17.2%	20.9%

Sales and marketing expense increased $1.2 million to $7.6 million for the three months ended June 30, 2015 from $6.4 million for the three months ended June 30, 2014, or an increase of 18.9% over the comparable year. The increase was primarily attributable to $0.9 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business (which included $0.5 million additional salary and wage expense, $0.2 million commissions expense and $0.1 million additional stock compensation expense), $0.2 million of higher credit card processing fees and $0.1 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support staff, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
General and administrative expense	$6,935	$3,908	$3,027	77.5%	15.8%	12.9%

General and administrative expense increased $3.0 million to $6.9 million for the three months ended June 30, 2015 from $3.9 million for the three months ended June 30, 2014, or an increase of 77.5% over the comparable year. The increase was primarily attributable to $1.0 million of legal costs, $1.0 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which includes $0.4 million additional salary and wage expense, additional $0.4 million of bonus expense and $0.1 million additional stock compensation expense), $0.4 million of bad debt expense, and $0.2 million of outside services expense, and $0.1 million of patent defense costs. The provision for doubtful accounts, expressed as a percentage of total revenue, was 1.9% and 1.2% in the three months ended June 30, 2015 and June 30, 2014, respectively. General and administrative expense for the quarter included $0.9 million in legal and accounting fees associated with the audit committee investigation and class action lawsuit that both concluded in the three months ended June 30, 2015.

We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees, insurance premiums and compliance costs associated with operating as a public company.  In addition, as our patient base increases, we expect our billing and administration costs to increase in absolute dollars and our bad debt expense to increase in absolute dollars as our revenue increases.

Other income (expense), net

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Interest expense	$(6)	$(203)	$197	-97.0%	0.0%	-0.7%
Interest income	26	12	14	116.7%	0.1%	0.0%
Other income (expense)	(51)	4	(55)	*	-0.1%	0.0%
Total other expense, net	$(31)	$(187)	$156	-83.4%	-0.1%	-0.6%
* not measured

Total other expense, net, decreased to $0.0 million for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014. The decrease was primarily due to the reduction in interest expense associated with outstanding debt balances which were paid off during the third quarter of 2014, partially offset by the increase in loss on foreign currency transactions related to the import of our goods into the European Union and other currency translation losses from the sale of goods in EUROs.  Value added tax (VAT) is paid upon import, reclaimed, and reimbursed in EURO currency.  Fluctuations in the EURO currency to the US dollar exchange rate as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement compared to prior year resulted in a decrease in net other expense in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Income tax expense

	Three months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Income tax expense	$1,855	$1,490	$365	24.5%	4.2%	4.9%

Income tax expense increased as a result of our improved income before taxes, partially offset by a decrease in our effective tax rate. The effective tax rate decreased to 34.9% for the three months ended June 30, 2015, down from 39.5% for the three months ended June 30, 2014. This decrease was largely driven by a decrease in permanent tax differences related to the domestic production activities deduction and the California research and development tax credit.

Comparison of six months ended June 30, 2015 and June 30, 2014

Revenue

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales revenue	$55,434	$35,321	$20,113	56.9%	71.3%	65.4%
Rental revenue	22,347	18,705	3,642	19.5%	28.7%	34.6%
Total revenue	$77,781	$54,026	$23,755	44.0%	100.0%	100.0%

Sales revenue increased $20.1 million to $55.4 million for the six months ended June 30, 2015 from $35.3 million for the six months ended June 30, 2014, or an increase of 56.9% over the comparable year. The increase was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

Rental revenue increased $3.6 million to $22.3 million for the six months ended June 30, 2015 from $18.7 million for the six months ended June 30, 2014, or an increase of 19.5% over the comparable year. The increase was primarily attributable to the net increase in rental patients to 31,600 as of June 30, 2015 from 25,100 as of June 30, 2014, additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by higher rental revenue adjustments as a percentage of total rental revenue in the six months ended June 30, 2015 versus the six months ended June 30, 2014.

A recent ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially in from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare is 21.0% of our total revenue in the six months ended June 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas. CMS has also re-bid the Round Two Re-Compete schedule beginning in the first quarter of 2015 for contracts set to expire June 30, 2016.  CMS has announced the Round One Re-Compete plan to re-bid for contracts set to expire December 31, 2016. For additional discussion of the impact of the recent competitive bidding proposals, please see “— Risk Factors” herein.

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014

Revenue by region and category
Business-to-business domestic sales	$15,796	$8,938	$6,858	76.7%	20.3%	16.6%
Business-to-business international sales	18,969	10,602	8,367	78.9%	24.4%	19.6%
Direct-to-consumer domestic sales	20,669	15,781	4,888	31.0%	26.6%	29.2%
Direct-to-consumer domestic rentals	22,347	18,705	3,642	19.5%	28.7%	34.6%
Total revenue	$77,781	$54,026	$23,755	44.0%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 76.7% and 31.0%, respectively, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in domestic business-to-business sales was a result of increased demand from our resellers, providers, and private label distribution which began in the first quarter of 2015, as well as increased consumer demand for our products due to our marketing efforts and the marketing efforts of our partners. The increase in direct-to-consumer sales was primarily a result of our refocus on direct-to-consumer sales versus rental set-ups, the hiring of the additional internal sales representatives in the fourth quarter of 2014 and in the first half of 2015, and strong consumer demand for our products.

The business-to-business international sales increased 78.9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to continued strong demand primarily in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of June 30, 2015, we sold our products in 44 countries outside of the United States, and will continue to expand our presence in other countries as the opportunities present themselves.

Our rental revenue increase was mainly attributable to the net increase in the number patients on service to 31,600 as of June 30, 2015 versus 25,100 as of June 30, 2014, which represented an increase in the patient base of 25.9%. This was partially offset by higher rental revenue adjustments as a percentage of total rental revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

In future periods, revenue may be impacted by seasonality, the impact of lower reimbursement rates, including as a result of competitive bidding, the number of sales representatives, the level of direct-to-consumer marketing spend, the number and size of business-to-business partners and distributors, and other factors such as changes in the market, our execution of the business, and competition.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Cost of sales revenue	$30,455	$18,223	$12,232	67.1%	39.2%	33.7%
Cost of rental revenue	10,481	8,751	1,730	19.8%	13.5%	16.2%
Total cost of revenue	$40,936	$26,974	$13,962	51.8%	52.6%	49.9%

Gross profit - sales revenue	$24,979	$17,098	$7,881	46.1%	32.1%	31.6%
Gross profit - rental revenue	11,866	9,954	1,912	19.2%	15.3%	18.4%
Total gross profit	$36,845	$27,052	$9,793	36.2%	47.4%	50.1%

Gross margin percentage - sales revenue	45.1%	48.4%
Gross margin percentage- rental revenue	53.1%	53.2%
Total gross margin percentage	47.4%	50.1%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $12.2 million to $30.5 million for the six months ended June 30, 2015 from $18.2 million for the six months ended June 30, 2014, or an increase of 67.1% over the comparable year. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with better sourcing and increased volumes. We expect the cost of sales as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $1.7 million to $10.5 million for the six months ended June 30, 2015 from $8.8 million for the six months ended June 30, 2014, or an increase of 19.8% over the comparable year. The increase in cost of rental revenue was attributable to an increase of rental patients and related rental asset depreciation, repair costs, product exchange and logistics costs. Cost of rental revenue included $5.9 million of rental asset depreciation for the six months ended June 30, 2015 versus $4.8 million for the six months ended June 30, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales gross margin decreased to 45.1% for the six months ended June 30, 2015 from 48.4% for the six months ended June 30, 2014.  The decrease in sales gross margin was primarily due to the continued shift towards business-to-business sales revenue in our revenue mix as well as a decline in average selling prices in the business-to-business channel due to increased volumes purchased by distributors, key accounts, resellers, and private label partners. Rental revenue gross margin decreased slightly to 53.1% for the six months ended June 30, 2015 from 53.2% for the six months ended June 30, 2014, primarily due to higher return rates of patients on service in the first six months of 2015, partially offset by lower servicing costs of our rental patients in the second quarter of 2015. The overall gross margin decreased to 47.4% for the six months ended June 30, 2015 from 50.1% for the six months ended June 30, 2014.  This decline was consistent with the overall mix of sales and rentals.

Research and development expense

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Research and development expense	$1,838	$1,514	$324	21.4%	2.4%	2.8%

Research and development expense increased $0.3 million to $1.8 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014, or an increase of 21.4% over the comparable year.  The increase was primarily attributable to a $0.4 million increase in personnel-related costs.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our research and development efforts and manufacturing line support, including our efforts related to the updated Inogen One G3 and the new Inogen One G4.

Sales and marketing expense

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales and marketing expense	$14,491	$12,069	$2,422	20.1%	18.6%	22.3%

Sales and marketing expense increased $2.4 million to $14.5 million for the six months ended June 30, 2015 from $12.1 million for the six months ended June 30, 2014, or an increase of 20.1% over the comparable year.  The increase was primarily attributable to $1.6 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business (which included $0.9 million additional salary and wage expense, $0.3 million of commissions expense and $0.2 million additional stock compensation expense), $0.3 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base, $0.3 million of higher credit card processing fees, and $0.2 million of other general expenses.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support staff, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
General and administrative expense	$12,653	$7,957	$4,696	59.0%	16.3%	14.7%

General and administrative expense increased $4.7 million to $12.7 million for the six months ended June 30, 2015 from $8.0 million for the six months ended June 30, 2014, or an increase of 59.0% over the comparable year.  The increase was primarily attributable to $1.0 million of legal costs and $1.0 million of audit/tax costs (of which $1.8 million of these costs related primarily to the audit committee investigation and class action lawsuit), $1.2 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which included $0.7 million additional salary and wage expense, $0.3 million additional stock compensation expense, $0.1 million of bonus expense), $0.5 million of debt expense, $0.2 million of outside services, $0.2 million of licenses and fees, and $0.2 million of patent defense costs. The provision for doubtful accounts, expressed as a percentage of total revenue, was 1.4% and 1.1% in the six months ended June 30, 2015 and June 30, 2014, respectively.

We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees, insurance premiums and compliance costs associated with operating as a public company.  In addition, as our patient base increases, we expect our billing and administration costs to increase in absolute dollars and our bad debt expense to increase in absolute dollars as our revenue increases.

Other income (expense), net

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Interest expense	$(13)	$(336)	$323	-96.1%	0.0%	-0.6%
Interest income	38	18	20	111.1%	0.0%	0.0%
Revaluation of preferred stock warrant liability	—	36	(36)	-100.0%	0.0%	0.1%
Other income (expense)	(156)	11	(167)	*	-0.2%	0.0%
Total other expense, net	$(131)	$(271)	$140	-51.7%	-0.2%	-0.5%
* not measured

Total other expense, net, decreased to $0.1 million for the six months ended June 30, 2015 from $0.3 million for the six months ended June 30, 2014.  The decrease was primarily due to the reduction in interest expense associated with outstanding debt balances which were paid off during the third quarter of 2014, and the increase in loss on foreign currency transactions related to the import of our goods into the European Union and other currency translation losses from the sale of goods in EUROs.  Value added tax (VAT) is paid upon import, reclaimed, and reimbursed in EURO currency.  Fluctuations in the EURO currency to the US dollar exchange rate, as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement resulted in a decrease in net other expense in the six months ended June 30, 2015 compared to prior year.

Income tax expense

	Six months ended
	June 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Income tax expense	$2,701	$2,067	$634	30.7%	3.5%	3.8%

Income tax expense increased as a result of our improved income before taxes, partially offset by a decrease in our effective tax rate. The effective tax rate decreased to 34.9% for the six months ended June 30, 2015 from 39.4% for the six months ended June 30, 2014. This decrease was largely driven by a decrease in permanent tax differences related to the domestic production activities deduction and the California research and development tax credit.

Contractual Obligations

On January 20, 2015, we entered into a Second Amendment to our lease for our principal executive offices consisting of approximately 39,000 rentable square feet located at 326 Bollay Drive, Goleta, California 93117.  The original term of the lease expired on October 31, 2015, and, pursuant to the Second Amendment, the original term of the lease is extended by an additional five (5) years commencing November 1, 2015 and ending October 31, 2020.  The minimum monthly rent under the lease commencing on November 1, 2015 will be approximately $45 per month, and will increase annually by three percent (3%) each year thereafter during the extended term.  The Second Amendment also grants to us one option to renew the lease for an additional five (5) years commencing November 1, 2020 at the then prevailing fair market rental rate.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $51.8 million, which consisted of highly-liquid investments with an original maturity of ninety days or less. In addition, we held $14.2 million in certificates of deposits which have maturities greater than 90 days and less than twelve months classified as short-term investments.  Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of June 30, 2015, we had $0.5 million debt outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. As of June 30, 2015, we had $15.0 million in available debt capacity under the revolving facility. Our principal uses of cash are funding our capital expenditures including additional rental assets of $6.5 million and the purchase of certificates of deposit, net of maturities, of $14.2 million.

We believe that our current cash and cash equivalents, together with available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

In the future, we may also attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

The following tables show a summary of our cash flows and working capital for the periods indicated:

	Six months ended
	June 30,		Change 2015 vs. 2014
Summary of cash flow	2015	2014	$	%
Cash provided by operating activities	$13,751	$8,160	$5,591	68.5%
Cash used in investing activities	(22,011)	(7,535)	(14,476)	192.1%
Cash provided by financing activities	3,246	54,900	(51,654)	-94.1%

	June 30,	December 31,
Working capital	2015	2014
Cash and cash equivalents	$51,822	$56,836
Short-term investments	14,240	—
Accounts receivable	24,765	19,349
Inventories	9,308	7,616
Deferred cost of revenue	460	515
Income tax receivable	2,148	2,129
Deferred tax asset	4,976	4,976
Prepaid expenses	1,723	1,122
Total current assets	109,442	92,543

Accounts payable and accrued expenses	17,181	11,273
Accrued payroll	4,257	4,066
Current portion of long-term debt	307	299
Warranty reserve	1,065	781
Deferred revenue	2,278	2,316
Total current liabilities	25,088	18,735

Net working capital	$84,354	$73,808

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

Net cash provided by operating activities for the six months ended June 30, 2015 consisted of our net income of $5.0 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $6.9 million, provision for rental revenue adjustments of $4.3 million, provision for sales returns of $1.3 million, stock-based compensation expense of $1.3 million, provision for doubtful accounts of $1.1 million, loss on disposal of rental units of $0.6 million, partially offset by $2.7 million in excess tax benefit from stock-based compensation arrangements. The net changes in operating assets and liabilities consisted of a net decrease in cash of $4.3 million, of which $14.5 million was due to a net increase in accounts receivable, inventory and other current assets during this period, partially offset by a net increase of $5.9 million of accounts payable, a net decrease of $2.7 million of income tax receivable, a net increase of $0.9 million of deferred revenue and $0.6 million of other liabilities. The increase in accounts receivable was mainly due to higher revenues in the six months ended June 30, 2015 along with a decrease in the collection activity of our rental receivables.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of available-for-sale investments as well as the production of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business.

For the six months ended June 30, 2015, we invested primarily in $20.6 million in certificates of deposits with maturities greater than 90 days and less than twelve months that were classified as short-term investments, partially offset by $6.3 million in maturities of available-for-sale investments, as well as $6.5 million of rental assets and $1.3 million of other property and equipment.

We expect to continue investing in property and equipment as we expand our operations. Due to the deployment of product for rental to our patients and the necessary manufacturing equipment and tooling for the launch of our next oxygen concentrator in development, our operations are inherently capital intensive due to our portions of revenue derived from our rental business model. Investments will continue to be required in order to grow rental revenue.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred stock, and the incurrence of indebtedness.

For the six months ended June 30, 2015, net cash provided by financing activities consisted primarily of $2.7 million from excess tax benefits from stock-based compensation arrangements and $0.7 million from the proceeds of stock options that were exercised and the employee stock purchase. This was partially offset by $0.2 million of payments on our contractual obligation.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation and the change in the fair value of our preferred stock warrant liability. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
EBITDA	2015	2014	2015	2014
Net income (GAAP)	$3,459	$2,286	$5,031	$3,174
Non-GAAP adjustments:
Interest expense	6	203	13	336
Interest income	(26)	(12)	(38)	(18)
Provision for income taxes	1,855	1,490	2,701	2,067
Depreciation and amortization	3,464	2,928	6,908	5,586
EBITDA (Non-GAAP)	8,758	6,895	14,615	11,145
Change in fair value of preferred stock warrant liability	—	—	—	(36)
Stock-based compensation	809	535	1,327	666
Adjusted EBITDA (Non-GAAP)	$9,567	$7,430	$15,942	$11,775

	Three months ended June 30,		Six months ended June 30,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2015	2014	2015	2014
Net income attributable to common stockholders	$3,459	$2,286	$5,031	$1,749
Add back deemed dividend on redeemable preferred stock	—	—	—	987
Add back undistributed earnings to preferred stock	—	—	—	438
Pro-forma net income attributable to common stockholders	$3,459	$2,286	$5,031	$3,174

Pro-forma net income per share - basic common stock	$0.18	$0.13	$0.26	$0.18
Pro-forma net income per share - diluted common stock	$0.17	$0.11	$0.24	$0.16

Denominator:
Pro-forma weighted-average common shares - basic common stock	19,310,064	18,201,661	19,239,218	17,308,133
Pro-forma weighted-average common shares - diluted common stock	20,672,414	20,146,915	20,617,342	19,291,084

(1)

The pro-forma non-GAAP earnings per share (EPS) calculations give effect to:  (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,219,001 for the six months ended June 30, 2014. The convertible preferred stock was converted prior to the three months ended June 30, 2014 and the three and six months ended June 30, 2015; therefore, shares are not on a pro-forma basis for these periods.

(2)

See note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders and pro-forma net income per share attributable to common stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $51.8 million as of June 30, 2015, which consisted of highly-liquid investments with an original maturity of three months or less, and $14.2 million of short-term investments with original maturity dates of greater than three months and less than twelve months.  The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of June 30, 2015, we did not have any outstanding term loan agreements.  We paid off all outstanding bank debt and accrued interest under the amended and restated revolving credit and term loan agreement with Comerica Bank on August 22, 2014 in the amount of $11.6 million.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.  We are required to maintain a tangible net worth not less than $90 million and EBITDA of $10 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014. We were in compliance as of June 30, 2015, and no outstanding debt balances were outstanding on the credit facility.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in U.S. dollars. In the fourth quarter of 2014, we began receiving VAT (Value Added Tax) refunds in EURO currency, and had an exchange translation loss of $0.1 million. In addition, in the first quarter of 2015, we began accepting payments in EURO currency.  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2015 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2015, we identified a material weakness in our internal control over financial reporting with respect to internal control over the review of sales order documentation supporting our direct-to-consumer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation related to direct-to-customer sales and rentals.

As described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2015, we have taken steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate this material weakness.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and principal financial officer, has concluded that notwithstanding the material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Plan for remediation of material weakness in internal control over financial reporting

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2015, we commenced measures to remediate the identified material weaknesses during the first quarter of 2015. Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our sales order documentation review process and compliance audit program, supplemental document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. These actions are subject to review by our senior management and internal audit, as well as oversight by the audit committee of our board of directors. Although we have implemented the new control activities, we have not fully tested their effectiveness. We will continue to assess the effectiveness of our internal control enhancements over financial reporting.  We will not be able to conclude whether the steps we are taking will fully remediate this material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

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

Changes in internal controls over financial reporting

As described above under “Plan for remediation of material weakness in internal control over financial reporting,” we have been taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of the material weakness. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints alleged that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaints alleged that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

Other litigation

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended June 30, 2015 and June 30, 2014, we derived 19.3% and 23.4%, respectively, and for the six months ended June 30, 2015 and June 30, 2014, we derived 21.0% and 25.0%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

A recent ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially in from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare is 21.0% of our total revenue in the six months ended June 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas.

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

On April 16, 2015 the Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) Competitive Bidding Improvement Act of 2015 was signed into law which would require Medicare suppliers that bid under DMEPOS competitive bidding program to obtain a $50,000 to $100,000 bid surety bond for each CBA. The bill is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment.  If the supplier bids lower than the median composite bid rate and does not accept a contract for a CBA, the bid bond would be forfeited.  The bill also would codify that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements.  We will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts in future competitive bidding rounds.  There are currently 9 CBAs under contract in round one re-compete and 117 CBAs under contract in round two re-compete.  CBAs are defined by Medicare and are subject to change at each new bidding period.  This cost is not expected to be material to our financial results.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.0 million and $0.9 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.8 million and $1.5 million for research and development efforts for the six months ended June 30, 2015 and June 30, 2014, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors and Medicaid for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as from customers under co-insurance provisions. For the three months ended June 30, 2015 and June 30, 2014, approximately 26.4% and 32.7%, respectively, and for the six months ended June 30, 2015 and June 30, 2014, approximately 28.7% and 34.6%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual customers who directly receive reimbursement from third-party payors.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of June 30, 2015, we had an accumulated deficit of $51.7 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during the warmer summer months. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the size and percentage of the oxygen therapy market that is subject to competitive bidding in the United States (iii) the number of oxygen therapy patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, and (vi) the share of portable oxygen concentrators as a percentage of the total oxygen therapy spend, are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring oxygen therapy, or the type of oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10 million in EBITDA for the preceding test period, and we had $28.3 million in EBITDA for that period, and we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $127.7 million.

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

Our existing net operating losses (NOLs) are subject to limitations arising from an ownership change subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  If we undergo one or more future ownership changes our ability to utilize NOLs could be further limited.  In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period.

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

Approximately 24.0% and 20.2% of our revenue was from sales outside of the United States for the three months ended June 30, 2015 and June 30, 2014, respectively, and 24.4% and 19.6% for the six months ended June 30, 2015 and June 30, 2014, respectively.  As of June 30, 2015, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

As of June 30, 2015 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of June 30, 2015, we had five pending U.S. patent applications, 27 issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. “Inogen One G3” is a pending application with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Community registration), and we own pending applications for “Inogen” and “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Community registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own trademark registrations for the mark “Inogen At Home” in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We have identified a material weakness in our internal control over financial reporting.  If we do not effectively remediated the material weakness in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. As we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, we have identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation.

We commenced measures to remediate the identified material weakness during the first quarter of 2015 and continued those measures throughout second quarter of 2015. Steps we have taken to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our order review process and compliance program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to timely and accurately report our financial results could be adversely affected.  Although internal control enhancements have been implemented and remediation efforts are in progress, we cannot assure you that these efforts will fully remediate our material weakness in a timely manner, or at all, or that our registered public accounting firm will always be able to attest that such internal controls are effective when they are required to do so.

Although we believe these control enhancements will be effective once fully implemented, our management, internal audit department and independent registered public accounting firm have not performed an evaluation of our internal control effectiveness over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had management, the internal audit department and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Our qualification as an emerging growth company may last for up to five years following our February 2014 initial public offering.

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

As of June 30, 2015, one holder of approximately 3.5 million shares, or approximately 18.3%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 19.2% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2015 and June 30, 2014.

Use of Proceeds from Initial Public Offering, or (IPO), of Common Stock

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

(1)

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inogen, inc.

Dated:	August 11, 2015	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 11, 2015	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)