Form 10-Q
period 2015-09-30
Inogen Inc
filed 2015-11-10
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2015, the registrant had 19,652,273 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

	Part I – Financial Information	Page
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets as of September 30, 2015 and December 31, 2014	3
	Statements of Operations for the Three Months Ended September 30, 2015 and September 30, 2014 and Nine Months Ended September 30, 2015 and September 30, 2014	5
	Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015	6
	Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014	7
	Condensed Notes to the Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47
	Part II – Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 5.	Other Information	74
Item 6.	Exhibits	75
SIGNATURES		76

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$55,090	$56,836
Short-term investments	19,028	—
Accounts receivable, net of allowances of $7,129 and $3,745 as of September 30, 2015 and December 31, 2014, respectively	20,890	19,349
Inventories, net of allowances of $128 and $141 as of September 30, 2015 and December 31, 2014, respectively	9,357	7,616
Deferred cost of revenue	474	515
Income tax receivable	2,161	2,129
Deferred tax asset - current	5,540	4,976
Prepaid expenses and other current assets	1,896	1,122
Total current assets	114,436	92,543
Property and equipment
Rental equipment, net of allowances of $897 and $832 as of September 30, 2015 and December 31, 2014, respectively	54,369	48,359
Manufacturing equipment and tooling	4,391	3,985
Computer equipment and software	4,349	3,699
Furniture and equipment	795	649
Leasehold improvements	961	756
Land and building	126	126
Construction in process	593	193
Total property and equipment	65,584	57,767
Less accumulated depreciation	(33,875)	(25,840)
Property and equipment, net	31,709	31,927
Intangible assets, net	227	270
Deferred tax asset - noncurrent	11,002	15,248
Other assets	97	97
Total assets	$157,471	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$14,303	$11,273
Accrued payroll	4,639	4,066
Current portion of long-term debt	311	299
Warranty reserve - current	1,172	781
Deferred revenue - current	2,412	2,316
Total current liabilities	22,837	18,735
Long-term liabilities
Warranty reserve - noncurrent	616	334
Deferred revenue - noncurrent	3,695	2,176
Long-term debt - noncurrent	80	315
Other noncurrent liabilities	321	375
Total liabilities	27,549	21,935
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 19,586,673 and 19,059,364 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	19	19
Additional paid-in capital	178,869	174,824
Accumulated deficit	(48,966)	(56,693)
Total stockholders' equity	129,922	118,150
Total liabilities and stockholders' equity	$157,471	$140,085

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Operations

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Sales revenue	$29,248	$19,425	$84,682	$54,746
Rental revenue	11,530	9,968	33,877	28,673
Total revenue	40,778	29,393	118,559	83,419
Cost of revenue
Cost of sales revenue	16,046	10,146	46,501	28,369
Cost of rental revenue, including depreciation of $3,029 and $2,752 for the three months ended and $8,929 and $7,512 for the nine months ended, respectively	5,357	4,598	15,838	13,349
Total cost of revenue	21,403	14,744	62,339	41,718
Gross profit
Gross profit-sales revenue	13,202	9,279	38,181	26,377
Gross profit-rental revenue	6,173	5,370	18,039	15,324
Total gross profit	19,375	14,649	56,220	41,701
Operating expense
Research and development	1,116	798	2,954	2,312
Sales and marketing	8,132	5,587	22,623	17,656
General and administrative	6,413	4,697	19,066	12,654
Total operating expense	15,661	11,082	44,643	32,622
Income from operations	3,714	3,567	11,577	9,079
Other income (expense)
Interest expense	(5)	(104)	(18)	(440)
Interest income	28	10	66	28
Change in fair value of preferred stock warrant liability	—	—	—	36
Other income (expense)	(59)	1	(215)	12
Total other expense, net	(36)	(93)	(167)	(364)
Income before provision for income taxes	3,678	3,474	11,410	8,715
Provision for income taxes	982	1,341	3,683	3,408
Net income	$2,696	$2,133	$7,727	$5,307

Basic net income per share attributable to common stockholders (Note 2)	$0.14	$0.12	$0.40	$0.24
Diluted net income per share attributable to common stockholders (Note 2)	$0.13	$0.11	$0.37	$0.22
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	19,428,653	18,286,208	19,303,057	15,340,877
Diluted common shares	20,783,550	20,213,102	20,690,499	17,293,833

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$118,150
Stock-based compensation	—	—	2,343	—	2,343
Employee stock purchases	31,106	—	701	—	701
Stock options exercised	496,203	—	1,001	—	1,001
Net income	—	—	—	7,727	7,727
Balance, September 30, 2015	19,586,673	$19	$178,869	$(48,966)	$129,922

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$7,727	$5,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,468	8,779
Loss on rental units and other fixed assets	889	1,203
Provision for sales returns	3,516	2,558
Provision for doubtful accounts	1,830	1,201
Provision for rental revenue adjustments	6,364	5,530
Provision for inventory obsolescence	75	125
Provision for other inventory losses	56	—
Stock-based compensation expense	2,343	1,123
Decrease in fair value of preferred stock warrant liability	—	(36)
Deferred tax assets	3,682	(999)
Changes in operating assets and liabilities:
Accounts receivable	(13,251)	(17,119)
Inventories	(3,167)	(3,208)
Deferred costs of revenue	41	(134)
Income tax receivable	(32)	87
Prepaid expenses and other current assets	(774)	(449)
Accounts payable and accrued expenses	3,030	2,063
Accrued payroll	573	834
Warranty reserve	673	363
Deferred revenue	1,615	1,574
Income tax payable	—	2,647
Other noncurrent liabilities	(54)	(81)
Net cash provided by operating activities	$25,604	$11,368
Cash flows from investing activities
Purchases of available-for-sale investments	(33,557)	—
Maturities of available-for-sale investments	14,529	—
Investment in intangible assets	(21)	(184)
Production and purchase of rental equipment	(7,953)	(10,132)
Purchases of property and equipment	(1,827)	(1,060)
Net cash used in investing activities	$(28,829)	$(11,376)

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
Cash flows from financing activities	2015	2014
Proceeds from borrowings	—	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	—	467
Proceeds from stock options exercised	1,001	229
Proceeds from initial public offering	—	56,471
Costs associated with initial public offering	—	(4,942)
Proceeds from employee stock purchases	701	413
Repayment of debt from investment in intangible assets	(223)	(130)
Repayment of borrowings	—	(15,861)
Net cash provided by financing activities	$1,479	$42,647
Net increase (decrease) in cash and cash equivalents	(1,746)	42,639
Cash and cash equivalents, beginning of period	56,836	13,521
Cash and cash equivalents, end of period	$55,090	$56,160
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$21	$478
Cash paid during the period for income taxes, net of refunds received	32	1,673
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	—	987

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. General

a)	Basis of presentation

The unaudited financial statements have been prepared on the same basis as the annual audited financial statements and reflect all normal and reoccurring adjustments necessary for the fair presentation of each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.

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

Portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2014 and the Company estimates based on 2014 Medicare data that patients using portable oxygen concentrators represent approximately 6% to 8% of the total addressable oxygen market in the United States, although this does not account for cash-pay sales into the market. Based on 2014 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen oxygen concentrators to more than 112,000 patients as of September 30, 2015.

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

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation with no effect on previously reported financial position, results of operations or cash flows. These changes consisted of reclassifications to certain line items in the accompanying net cash provided by operating activities in the Statements of Cash Flows for the nine months ended September 30, 2014. Accounts payable and accrued liabilities increased from $1,982 to $2,063, and Other noncurrent liabilities decreased from $0 to ($81) for the nine months ended September 30, 2014.

d)	Initial public offering (IPO)

The Company completed an IPO on February 20, 2014, and sold 3,529,411 shares to the public for $16.00 per share.  In addition, the selling stockholders sold 981,902 shares for a combined total of 4,511,313 shares sold in the offering.  The Company netted approximately $49,668 after the underwriters’ discount and other associated expenses. In connection with the completion of the Company’s IPO, the Company’s 9,546,140 shares of redeemable convertible preferred stock and 66,666 shares of convertible preferred stock were automatically converted into 14,259,647 shares of common stock.  Following the IPO, all warrants previously exercisable for preferred stock became exercisable for common stock.  The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in capital.  During the nine months ended September 30, 2014, the Company recognized a deemed dividend of $987 for the time-frame the redeemable convertible preferred stock was outstanding during the period.  The Company had no redeemable convertible preferred stock or convertible preferred stock outstanding as of December 31, 2014 or September 30, 2015, respectively. As of September 30, 2015, the Company had 19,586,673 shares of common stock outstanding.

e)	Recent accounting pronouncements

Revenue Recognition:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The update supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

In August 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017.  The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard.

Inventory:  In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities to measure most inventory “at the lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within annual periods. Early application is permitted and should be applied prospectively. The adoption of ASU No. 2015-11 is not expected to have a material effect on the Company’s financial statements.

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

Sales revenue

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company’s accrued warranty liability was $1,788 and $1,115 for future warranty costs as of September 30, 2015 and December 31, 2014, respectively.

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

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company has deferred $0 associated with the capped rental period as of September 30, 2015 and December 31, 2014.

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

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled rental revenue is based on historical trends and estimates of future collectability. In addition, the Company estimates potential future adjustments and write-offs of these unbilled amounts and includes these estimates in the allowance for adjustments and write-offs of rental revenue which is netted against gross receivables.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis:

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Money market accounts	$6,849	$—	$—	$6,849
Certificates of deposit	—	23,837	—	23,837
Total assets	$6,849	$23,837	$—	$30,686

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market accounts	$42,262	$—	$616	$42,878
Certificates of deposit	—	11,633	80	11,713
Total assets	$42,262	$11,633	$696	$54,591

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

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to interest and other income (expense), net. Cash, cash equivalents and investments consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2015	2014
Cash	$43,432	$2,941
Money market accounts	6,849	42,262
Certificates of deposit	4,809	11,633
Total cash and cash equivalents	$55,090	$56,836
Short-term investments
Certificates of deposit	19,028	—
Total short-term investments	$19,028	$—

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2015 and December 31, 2014, included in accounts receivable on the balance sheets were earned but unbilled receivables of $5,718 and $3,653, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs.

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

Concentration of customers and vendors

The Company sells its products to home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company sells its products to consumers on a prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2015 and September 30, 2014.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of September 30, 2015, or as of December 31, 2014.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 75.9% and 78.6% of rental revenue for the three months ended September 30, 2015 and September 30, 2014, respectively, and based on total revenue were 21.5% and 26.7% for the three months ended September 30, 2015 and September 30, 2014, respectively.  Medicare’s service reimbursement programs accounted for 74.0% and 74.3% of rental revenue for the nine months ended September 30, 2015 and September 30, 2014, respectively, and based on total revenue were 21.1% and 25.6% for the nine months ended September 30, 2015 and September 30, 2014, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs amounted to $7,533 or 36.1% of total accounts receivable as of September 30, 2015 as compared to $4,875, or 25.2% of total accounts receivable as of December 31, 2014.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2015, the Company’s three major vendors accounted for 23.0%, 17.4%, and 8.9%, respectively, of total raw material purchases.  For the nine months ended September 30, 2014, the Company’s three major vendors accounted for 18.8%, 17.8% and 8.0%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 87% and 75% of the non-U.S. revenue for the three months and nine months ended September 30, 2015, respectively, was invoiced in Euros. The Company did not begin to invoice in Euros until the fourth quarter of 2014. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and nine months ended September 30, 2015 and September 30, 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
U.S. revenue	$32,907	$22,572	$91,719	$65,996
Non-U.S. revenue	7,871	6,821	26,840	17,423
Total revenue	$40,778	$29,393	$118,559	$83,419

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first out (FIFO) method and market represents the lower of replacement cost or estimated net realizable value. During the nine months ended September 30, 2015, $1,295 of inventory was transferred to rental equipment and was not included in the production and purchase of rental equipment.  The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials and work-in-progress	$8,363	$6,774
Finished goods	1,122	983
Less: reserves	(128)	(141)
Inventories	$9,357	$7,616

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of zero. Repair and maintenance costs are included in cost of revenue on the Statements of Operations. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $686 and $367 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $1,897 and $1,157 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Included within property and equipment is construction in process, primarily related to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software that has been purchased, but has not completed the final configuration process for implementation into the Company’s systems. These items have not been placed in service; therefore, no depreciation or amortization was recognized for these items in the respective periods.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the three months ended September 30, 2015 and September 30, 2014, respectively, and for the nine months ended September 30, 2015 and September 30, 2014, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Rental equipment	$3,029	$2,752	$8,929	$7,512
Other property and equipment	510	396	1,475	1,142
Total depreciation and amortization	$3,539	$3,148	$10,404	$8,654

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for September 30, 2015 and December 31, 2014, respectively.

	September 30,	December 31,
Property and equipment	2015	2014
Rental equipment, net of allowance	$54,369	$48,359
Other property and equipment	11,215	9,408
Property and equipment	65,584	57,767

Accumulated depreciation
Rental equipment	27,662	21,084
Other property and equipment	6,213	4,756
Accumulated depreciation	33,875	25,840

Net property and equipment
Rental equipment	26,707	27,275
Other property and equipment	5,002	4,652
Property and equipment, net	$31,709	$31,927

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

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2012 for federal and 2010 to 2011 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Income tax expense was $982 and $3,683, an effective tax rate of 26.7% and 32.3%, for the three and nine months ended September 30, 2015, respectively, compared to $1,341 and $3,408, an effective tax rate of 38.6% and 39.1%, for the comparable periods ended September 30, 2014, respectively.  Variations in the tax rate year-over-year were primarily due to changes in the valuation allowance related to California net operating losses.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Business segments

The Company operates in only one business segment – development, manufacturing, marketing, sales, and rental of respiratory products.

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator—basic:
Net income	$2,696	$2,133	$7,727	$5,307
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)
Net income before preferred rights dividend	2,696	2,133	7,727	4,320
Less: undistributed earnings to preferred stock - basic	—	—	—	(563)
Net income attributable to common stockholders - basic	$2,696	$2,133	$7,727	$3,757

Numerator—diluted:
Net income	$2,696	$2,133	$7,727	$5,307
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)
Net income before preferred rights dividend	2,696	2,133	7,727	4,320
Less: undistributed earnings to preferred stock - diluted	—	—	—	(507)
Net income attributable to common stockholders - diluted	$2,696	$2,133	$7,727	$3,813

Denominator:
Weighted-average common shares - basic common stock	19,428,653	18,286,208	19,303,057	15,340,877
Weighted-average common shares - diluted common stock	20,783,550	20,213,102	20,690,499	17,293,833

Net income per share - basic common stock	$0.14	$0.12	$0.40	$0.24
Net income per share - diluted common stock	$0.13	$0.11	$0.37	$0.22
Shares excluded from diluted net income:
Stock options	627,688	630,055	629,136	630,055
Shares excluded from diluted net income	627,688	630,055	629,136	630,055
Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,428,653	18,286,208	19,303,057	15,340,877
Warrants	15,122	154,227	15,102	161,743
Stock options	1,339,775	1,772,667	1,372,340	1,791,213
Weighted-average common shares - diluted common stock	20,783,550	20,213,102	20,690,499	17,293,833

The computations of diluted net income attributable to common stockholders exclude common stock options which were anti-dilutive for the three months and nine months ended September 30, 2015 and September 30, 2014, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

3. Intangible assets

Comfort Life Medical

During the year ended December 31, 2008, the Company acquired Comfort Life Medical, LLC. The acquisition resulted in recording an intangible asset in the amount of $92 related to the Medicare license held by the acquired company. The Company amortizes this intangible asset over its estimated useful life of ten years. As of September 30, 2015 and December 31, 2014, there were no impairments recorded related to this intangible asset. On April 1, 2009, Comfort Life Medical, LLC merged with Inogen, Inc., and was simultaneously dissolved. During the year ended December 31, 2009, the Company was assigned four patents previously held as an exclusive license from Air Products & Chemicals (APC) in exchange for an increase in a long-term liability due to APC of $250. The acquisition of these patents resulted in an intangible asset of $250. During the year ended December 31, 2011, the Company purchased additional patents from APC for a total value of $650. The Company amortizes these intangible assets over an estimated useful life of five years. There were no impairments recorded related to these intangible assets during the three months and nine months ended September 30, 2015 and September 30, 2014.  The Company recalculated interest and amortization during the respective periods based on adjusted asset and debt.

Breathe Oxygen Services

During the year ended December 31, 2011, the Company acquired Breathe Oxygen Services, LLC. The acquisition resulted in recording an intangible asset in the amount of $66 related to the Medicare license held by the acquired Breathe Oxygen Services that allowed them to operate in the state of Tennessee as well as other assets. On August 29, 2011, Breathe Oxygen Services, LLC merged with Inogen, Inc., and was simultaneously dissolved.  The Company amortizes this intangible asset over its estimated useful life of ten years. During the three months and nine months ended September 30, 2015 and September 30, 2014, there were no impairments recorded related to this intangible asset.

Direct response advertising commercials

The Company also capitalizes costs incurred for the production of direct response advertising commercials and amortizes these intangible assets over a useful life of two years. During the three and nine months ended September 30, 2015, the Company paid $10 and $21, respectively, for its production of commercials. During the three months and nine months ended September 30, 2014, the Company paid $4 and $184, respectively, for its patient setup video, website development and redesign, and production of commercials.

Amortization expense for intangible assets for the three months ended September 30, 2015 and September 30, 2014 was $21 and $45 respectively, and for the nine months ended September 30, 2015 and September 30, 2014 was $64 and $125, respectively.

4. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be the London Interbank Offer Rate (LIBOR) plus 1.25%.  The Company is required to maintain a tangible net worth not less than $90,000 and EBITDA of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014.  Beginning with the second quarter of 2016, the EBITDA will increase to a $12,500 minimum calculation.  As of September 30, 2015, the Company had $29,300 in EBITDA and was required to have $10,000. In addition, the Company had a tangible net worth of $129,700 and was required to have $90,000.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The contractual obligations schedule below relates to the acquisition of patents from APC which are reflected in intangible assets and were acquired in 2011.

	September 30,	December 31,
	2015	2014

Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	$391	$614
Less: current maturities	(311)	(299)
Long-term debt, net of current portion	$80	$315

As of September 30, 2015, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

September 30,
2015
Remaining 3 months of 2015	$76
2016	315
Total	$391

5. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of September 30, 2015, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

September 30,
2015
Remaining 3 months of 2015	$262
2016	1,066
2017	1,077
2018	1,061
2019	1,057
Thereafter	819
$5,342

Rent expense of $221 and $182 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $661 and $569 for the nine months ended September 30, 2015 and September 30, 2014, respectively, was included in the accompanying Statements of Operations.  In addition, the Company has entered into purchase obligations for raw materials, accessories and other inventory related products in the course of its manufacturing process for a total of $5,100 as of September 30, 2015

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve month periods ended September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Product warranty liability at beginning of period	$1,115	$809
Accruals for warranties issued	1,415	1,075
Adjustments related to preexisting warranties (including changes in estimates)	360	406
Settlements made (in cash or in kind)	(1,102)	(1,175)
Product warranty liability at end of period	$1,788	$1,115

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

Inova Labs lawsuit

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

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints alleged that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Exchange Act. Specifically, the complaints alleged that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Other legal proceedings

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

6. Stock incentive plans

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock.  As of September 30, 2015, options to purchase 686,013 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock.  As of September 30, 2015, options to purchase 354,962 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2015, options to purchase 1,319,742 shares of the Company’s common stock were outstanding, and 388,264 shares of common stock remained available for issuance. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year equal to the least of:

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans is as follows:

	Options	Price per share	Weighted-average exercise price	Remaining weighted-average contractual terms (in years)	Per share average intrinsic value
Outstanding as of December 31, 2014	2,261,633	$0.60-$24.52	$7.31	6.43	$24.06
Granted	644,136	38.54-46.66	39.31
Exercised	(496,203)	0.60-16.62	2.02
Forfeited	(48,849)	0.75-38.54	16.28
Expired	—	—	—
Outstanding as of September 30, 2015	2,360,717	0.60-46.66	16.97	6.15	31.58
Vested and exercisable as of September 30, 2015	985,688	0.60-46.66	5.35	5.68	43.20
Vested and expected to vest as of September 30, 2015	2,239,735	$0.60-$46.66	$16.77	6.12	$31.78

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

As of September 30, 2015, a total of 296,674 shares of common stock were available for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2015, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

The activity for the ESPP is as follows:

	First Offering	Second Offering	Third Offering
	Period	Period	Period
Employee accumulated payroll deductions	$414	$343	$361
Total shares purchased	30,358	18,551	12,555
Payroll deductions used to purchase shares	$413	$342	$359
Transfer to next offering period	$1	$1	$3
FMV at enrollment date per share	$16.00	$21.69	$33.62
FMV at purchase date per share	$21.69	$33.62	$49.25
Purchase price per share	$13.60	$18.44	$28.58

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock-based compensation expense recognized for the three months and nine months ended September 30, 2015 for the ESPP was $74 and $265, respectively, and is combined with the 2014 Plan compensation expense for a total compensation expense of $1,016 and $2,343 for the three months and nine months ended September 30, 2015, respectively.

The number of equity awards available for grant under the 2014 Plan as of September 30, 2015 and December 31, 2014 was 388,264 and 221,178, respectively.

Employee stock-based compensation expense recognized for the nine months ended September 30, 2015 and September 30, 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.5% and 6.7%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended September 30, 2015 and September 30, 2014, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $1,016 and $457, respectively, and for the nine months ended September 30, 2015 and September 30, 2014 was $2,343 and $1,123, respectively. The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of September 30, 2015 and September 30, 2014 was $11,579 and $5,055, respectively.

7. Warrants

In connection with certain of its previous convertible preferred stock issuances, convertible debt financings, and other financing arrangements, the Company has outstanding warrants for shares of its common stock.

A summary of outstanding common stock warrants as of September 30, 2015 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	15,218	$0.30	2017-2019

8. Subsequent Events

Legal proceedings

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against the Company in the United States District Court for the Central District of California.  SDGIP alleges that the Company willfully infringes U.S. Patent No. 8,894,751.  SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the material non-disclosure agreement before filing the lawsuit.  SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper.  SDGIP also seeks a permanent injunction against the Company.  The Company intends to vigorously contest SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract.

On November 9, 2015, the Company and ATLAS 35-75 INDUSTRIAL, LP, a Texas limited partnership, as successor in interest to TCIT Dallas Industrial, Inc., entered into an amendment (the “Amendment”) to the lease agreement dated as of December 4, 2014 (the “Lease”) relating to the lease of manufacturing and office space located at 1225-1249 Commerce Drive, Richardson, Texas 75081.  The Amendment provides for the following:

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

•

the lease of additional space located at 1221 Commerce Drive, Richardson, Texas 75081, containing approximately 13,294 rentable square feet, in addition to an HVAC utility room of approximately 667 square feet that is not included for purposes of rentable square footage calculations (the “Expansion Premises”);

•

the term of the lease shall begin on the date that is the later of January 1, 2016 or the date by which the landlord delivers actual possession of the Expansion Premises, and shall end on January 31, 2022 (the “Expansion Premises Term”), or otherwise on the expiration or earlier termination of the Lease;

•	payment by the Company of monthly base rent for the Expansion Premises of approximately $6 beginning in March of 2016 and increasing to approximately $8 by 2022;
•	payment by the Company of certain operating expenses during the Expansion Premises Term; and
•	the existing renewal option contained in the Lease shall also apply to the Expansion Premises.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or (Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of the impact from competitive bidding and the Centers for Medicare and Medicaid Services rules;
•	our ability to develop new products, including our fourth-generation portable oxygen concentrator, improve our existing products and increase the value of our products;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives and securing contracts with healthcare payors and insurers;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the launch and specifications of our upgraded Inogen One G3 and our fourth-generation portable oxygen concentrator; and
•	the effects of competition.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. “Inogen One G3” is a pending application with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Community registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Community registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Community Registration). Other

service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months and nine months ended September 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC) on April 27, 2015.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One G1. From our launch of the Inogen One G1 in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in May 2015, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all five locations we conduct business effective from May 8, 2015 through May 7, 2018. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill the patient or their insurance on their behalf.

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2014, we increased our internal sales representatives from 108 to 129. In 2014, we experienced headcount turnover of our internal sales team of 22.1%. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that currently consists of twelve sales representatives as of December 31, 2014 up from eleven as of December 31, 2013. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, and private label partners.

•

Invest in our product offerings to develop innovative products. We expended $1.1 million and $0.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.  We expect to launch an upgraded Inogen One G3 product by year-end 2015 and we expect this product to have 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute currently), be less expensive to manufacture than our current Inogen One G3 product, and feature improvements in sound level.  We also expect to launch our fourth-generation portable oxygen concentrator, the Inogen One G4, in the second quarter of 2016 and we expect this product to be smaller, lighter, and less expensive to manufacture than our Inogen One G3 product.

•

Secure contracts with healthcare payors and insurers. Based on our patient population, we estimate that at least 30% of oxygen therapy patients are covered by non-Medicare payors, and that these patients often represent a younger, more active patient segment. By becoming an in-network provider with more insurance companies, we can reduce the patients’ co-insurance and deductible obligations on their oxygen services, which we believe will allow us to attract additional patients to our Inogen One and Inogen At Home solutions.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended September 30, 2015 and September 30, 2014, approximately 19% and 23%, respectively, of our total revenue was from customers outside the United States. For the nine months ended September 30, 2015 and September 30, 2014, approximately 23% and 21%, respectively, of our total revenue was from customers outside of the United States, primarily in Europe. To date, most of our revenue has been denominated in United States dollars. As of September 30, 2015, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $11.4 million to $40.8 million for the three months ended September 30, 2015 from $29.4 million for the three months ended September 30, 2014 and increased $35.1 million to $118.6 million for the nine months ended September 30, 2015 from $83.4 million for the nine months ended September 30, 2014. Both period increases were primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems and new product launches and growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products. We generated net income of $2.7 million and $2.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively. We generated net income of $7.7 million and $5.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. We generated Adjusted EBITDA of $8.2 million and $7.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively. We generated Adjusted EBITDA of $24.2 million and $19.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, our accumulated deficit was $49.0 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 10% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers, resellers, and private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and DDP (Delivery Duty Paid) for international shipments depending on the shipper used.  DDP shipments are Inogen’s property until title has changed which is upon duty being paid.  As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold 14,700 systems in the three months ended September 30, 2015 compared to 8,800 systems for the same period in 2014. We sold 42,100 systems for the first nine months in 2015 compared to 24,300 systems for the same period in 2014. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, the physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity. Once the product is deployed, the patient receives direction on product use and receives a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the time from initial contact with a customer to billing can vary significantly and be up to one month or longer.

We plan to grow our rental revenue in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, securing additional insurance contracts and continuing to enhance our product offerings through additional product launches. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, there may be fluctuations in our net new patient setups on a period-to-period basis.

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted that a small percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th-month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 15.0% as of September 30, 2015, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 13.7% as of September 30, 2014.  The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.  We cannot predict the impact to rental revenues in future periods associated with capped patients on service.

As of September 30, 2015, we had 32,400 oxygen rental patients, an increase from 26,800 oxygen rental patients as of September 30, 2014. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors, Medicaid and patients, for our rental revenue. For the three months and nine months ended September 30, 2015, approximately 75.9% and 74.0%, respectively of our rental revenue was derived from Medicare. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2015 for stationary oxygen rentals (E1390) is $180.92 per month and for OGPE rentals (E1392) is $51.63 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare pays suppliers of durable medical equipment, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Current Medicare payment rates in competitive bidding areas are at 48-64% of the standard Medicare allowable for stationary oxygen rentals (average of $93.29 per month) and OGPE rentals are at 70-92% of the standard Medicare allowable (average of $42.33 per month). Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

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

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete of competitive bidding, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1, 2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 21.5% of our total revenue in the three months ended September 30, 2015 and 21.1% of our total revenue in the nine months ended September 30, 2015. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the grandfathering of existing Medicare patients, direct sales to former Medicare patients with third party insurance coverage, or Medicare patients pay out-of-pocket to purchase our products. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $0.1 million in the three months ended September 30, 2015 and $0.2 million in the three months ended September 30, 2014 and $0.4 million in the nine months ended September 30, 2015 and $0.6 million in the nine months ended September 30, 2014.

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

We have elected to grandfather and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

For rental equipment, Medicare reimbursement for oxygen equipment is limited to a maximum of 36 months within a 60 month period and the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. The Centers for Medicare & Medicaid Services does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases the Centers for Medicare & Medicaid Services will reimburse for repair costs. After the five year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Our obligations to service assigned Medicare patients over the contract rental period include supplying working equipment that meets the patient’s oxygen needs pursuant to their doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy existing used assets as long as the prescription requirements are met. We must also procure a recertification certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after first receiving oxygen therapy and one year after each new 36-month reimbursement period begins. These contracts are cancellable by the patient at any time and by the provider at any time as long as the patient can transition to another provider.

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

As of September 30, 2015, we had 77 contracts with Medicaid and private payors. These contracts qualify us an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen providers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month capped rental periods similar to Medicare although they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period to period. In addition, we expect both the average selling price and the manufacturing cost of our products to decrease following the introduction of future generations of our Inogen One systems. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products, reduce our product costs, and have changes in purchase volumes. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.  Quarter over quarter results may vary due to seasonality in both the international and domestic markets during the summer and holiday seasons, consumer buying patterns, and market growth of oxygen therapy patients.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2015 and September 30, 2014, business-to-business sales as a percentage of sales revenue were 60.4% and 63.6%, respectively. For the nine months ended September 30, 2015 and September 30, 2014, business-to-business sales as a percentage of sale revenue were 61.9% and 58.3%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We also offer a lifetime warranty for direct-to-consumer sales. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen equipment by us, and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of ASC 605-25—Revenue Recognition-Multiple-Element Arrangements.

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

Rental revenue

Our rental revenue is derived from the rental of our Inogen One systems and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Generally, our rentals have higher gross margins than our business-to-business product sales, but lower gross margins than our direct-to-consumer product sales.

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

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, quality assurance, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, and depreciation expense. We provide a three-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold.  We established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment.

We expect the average unit costs of our Inogen One systems and Inogen At Home systems to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, and increase production volume and yields.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense and service costs for rental patients, including rework costs, material, labor, freight, consumable disposables and logistics costs.

We expect the average rental service costs to decline in future periods as a result of our ongoing efforts to reduce logistics costs, material, labor and depreciation.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect to have moderate increases in research and development expense over time.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy. Our sales and marketing expense consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. They also include expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014 and year-to-date 2015 primarily due to an increase in the sales force and the increasing number of rental patients and we expect a further increase in 2015 as we continue to increase sales and marketing activities.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, board of directors expenses including stock-based compensation, consulting fees, facilities costs, and bad debt expense. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Our other income (expense), net consists primarily of interest expense related to our revolving credit and term loan agreement in 2014 and interest income driven by the interest accruing on cash, cash equivalents and short-term investments. Other income (expense) also includes the change in valuation of warrant liability based on the Monte Carlo valuation model in 2014 as well as net foreign currency translation losses in 2015.

Results of operations

Comparison of three months ended September 30, 2015 and September 30, 2014

Revenue

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales revenue	$29,248	$19,425	$9,823	50.6%	71.7%	66.1%
Rental revenue	11,530	9,968	1,562	15.7%	28.3%	33.9%
Total revenue	$40,778	$29,393	$11,385	38.7%	100.0%	100.0%

Sales revenue increased $9.8 million to $29.2 million for the three months ended September 30, 2015 from $19.4 million for the three months ended September 30, 2014, or an increase of 50.6% over the comparable year. The increase was primarily attributable to an increase of 5,900 in the number of systems sold to 14,700 for the three months ended September 30, 2015 from 8,800 for the three months ended September 30, 2014, or an increase of 67.0% over the comparable year, as the adoption of portable oxygen concentrators increased.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

Rental revenue increased $1.6 million to $11.5 million for the three months ended September 30, 2015 from $10.0 million for the three months ended September 30, 2014, or an increase of 15.7% over the comparable year. The increase was primarily attributable to the increase in net rental patients to 32,400 as of September 30, 2015 from 26,800 as of September 30, 2014, additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by higher rental revenue adjustments as a percentage of total rental revenue and higher capped patients as a percent of the patients on service in the three months ended September 30, 2015 versus the three months ended September 30, 2014.

A ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare was 21.5% of our total revenue in the three months ended September 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.  CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018.  CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. For additional discussion of the impact of the recent competitive bidding proposals, please see “Risk Factors” herein.

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014

Revenue by region and category
Business-to-business domestic sales	$9,794	$5,529	$4,265	77.1%	24.0%	18.8%
Business-to-business international sales	7,871	6,821	1,050	15.4%	19.3%	23.2%
Direct-to-consumer domestic sales	11,583	7,075	4,508	63.7%	28.4%	24.1%
Direct-to-consumer domestic rentals	11,530	9,968	1,562	15.7%	28.3%	33.9%
Total revenue	$40,778	$29,393	$11,385	38.7%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 77.1% and 63.7%, respectively, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in domestic business-to-business sales was primarily the result of increased demand from our private label distributor sales (which began in the first quarter of

2015), resellers, as well as increased consumer demand for our products due to our marketing efforts and the marketing efforts of our partners. The increase in direct-to-consumer sales was primarily due to the hiring of the additional internal sales representatives in the fourth quarter of 2014 and the first nine months of 2015, and our refocus on direct-to-consumer sales versus rental set-ups. In addition, there continues to be strong consumer demand for our products.

The business-to-business international sales increased 15.4% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to continued demand primarily in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of September 30, 2015, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended September 30, 2015, 87.9% was in Europe, compared to 85.4% in the comparative period in 2014.

Our rental revenue increase was mainly attributable to the net increase in the number patients on service to 32,400 as of September 30, 2015 versus 26,800 as of September 30, 2014.  This represented an increase in the patient base of 20.9% from September 30, 2014, which was partially offset by higher rental revenue adjustments as a percentage of total rental revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  In addition, the number of patients in the capped period increased to 15.0% as of September 30, 2015 from 13.7% as of September 30, 2014, of which $0 revenue was recognized for these patients.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the summer months and holiday seasons due to patients traveling in those periods.  We also may be impacted by lower reimbursement rates, including as a result of competitive bidding, the number of sales representatives, the level of direct-to-consumer marketing spend, the number and size of business-to-business partners and distributors, and other factors such as changes in the market, our execution of the business, and competition.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Cost of sales revenue	$16,046	$10,146	$5,900	58.2%	39.3%	34.5%
Cost of rental revenue	5,357	4,598	759	16.5%	13.1%	15.6%
Total cost of revenue	$21,403	$14,744	$6,659	45.2%	52.5%	50.2%

Gross profit - sales revenue	$13,202	$9,279	$3,923	42.3%	32.4%	31.6%
Gross profit - rental revenue	6,173	5,370	803	15.0%	15.1%	18.3%
Total gross profit	$19,375	$14,649	$4,726	32.3%	47.5%	49.8%

Gross margin percentage - sales revenue	45.1%	47.8%
Gross margin percentage- rental revenue	53.5%	53.9%
Total gross margin percentage	47.5%	49.8%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $5.9 million to $16.0 million for the three months ended September 30, 2015 from $10.1 million for the three months ended September 30, 2014, or an increase of 58.2% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $0.8 million to $5.4 million for the three months ended September 30, 2015 from $4.6 million for the three months ended September 30, 2014, or an increase of 16.5% over the comparable year. The increase in cost of rental revenue was primarily attributable to an increase of rental patients and related rental asset depreciation, repair costs, disposables, product exchange and logistics costs. Cost of rental revenue included $3.0 million of rental asset depreciation for the three months ended September 30, 2015 versus $2.8 million for the three months ended September 30, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin decreased to 45.1% for the three months ended September 30, 2015 from 47.8% for the three months ended September 30, 2014.  The decrease in sales revenue gross margin was primarily related to sales mix and lower overall lower average sales prices, with declines in both business-

to-business channels (both internationally and domestically). There was a 9.9% overall decline in revenue per unit sold, due to price concessions worldwide due to increased volumes and additionally in Europe based on currency headwinds.

Rental revenue gross margin decreased to 53.5% for the three months ended September 30, 2015 from 53.9% for the three months ended September 30, 2014, primarily due to 4% decrease in net rental revenue billed per patient on service. This was partially offset by a 3% decrease in rental cost of goods per patient on service, primarily related to lower depreciation costs for rental assets due to lower production costs.

The overall gross margin decreased to 47.5% for the three months ended September 30, 2015 from 49.8% for the three months ended September 30, 2014. This decline was consistent with the overall mix of sales revenue and rental revenue.

Research and development expense

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Research and development expense	$1,116	$798	$318	39.8%	2.7%	2.7%

Research and development expense increased $0.3 million to $1.1 million for the three months ended September 30, 2015 from $0.8 million for the three months ended September 30, 2014, or an increase of 39.8% over the comparable year.  The increase was primarily attributable to a $0.2 million increase in personnel-related expenses for engineering projects and $0.1 million for product development expense.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our research and development efforts and manufacturing line support, including our efforts related to the updated Inogen One G3 and the new Inogen One G4.

Sales and marketing expense

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales and marketing expense	$8,132	$5,587	$2,545	45.6%	19.9%	19.0%

Sales and marketing expense increased $2.5 million to $8.1 million for the three months ended September 30, 2015 from $5.6 million for the three months ended September 30, 2014, or an increase of 45.6% over the comparable year. The increase was primarily attributable to $1.3 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business (which included $0.7 million of salary, wage and payroll tax expense, $0.3 million of commissions and bonus expense, $0.2 million additional stock compensation expense and $0.1 million of employee benefits), $0.7 million of additional media/printing expenses, $0.2 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base and $0.2 million in higher credit card processing fees.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support staff, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
General and administrative expense	$6,413	$4,697	$1,716	36.5%	15.7%	16.0%

General and administrative expense increased $1.7 million to $6.4 million for the three months ended September 30, 2015 from $4.7 million for the three months ended September 30, 2014, or an increase of 36.5% over the comparable year. The increase was primarily attributable to $1.1 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which included an additional $0.7 million of salary, wage and payroll tax expense, $0.2 million of stock compensation expense and $0.1 million of bonus expense), $0.3 million of additional consulting and outside service expense, and $0.1 million of bad debt expense. Bad debt expense, expressed as a percentage of total revenue, was 1.7% and 2.1% in the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Other income (expense), net

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Interest expense	$(5)	$(104)	$99	-95.2%	0.0%	-0.4%
Interest income	28	10	18	180.0%	0.1%	0.0%
Other income (expense)	(59)	1	(60)	*	-0.1%	0.0%
Total other expense, net	$(36)	$(93)	$57	-61.3%	-0.1%	-0.3%
* not measured

Total other expense, net, decreased to $0.0 million for the three months ended September 30, 2015 from $0.1 million for the three months ended September 30, 2014. The decrease was primarily due to the reduction in interest expense associated with outstanding debt balances which were paid off during the third quarter of 2014, partially offset by the increase in loss on foreign currency transactions related to the import of our goods into the European Union and other currency translation losses from the sale of goods in Euros.  Value added tax (VAT) is paid upon import, reclaimed, and reimbursed in Euro currency.  Fluctuations in the Euro currency to the US dollar exchange rate as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement compared to prior year resulted in a decrease in net other expense in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income tax expense

	Three months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Income tax expense	$982	$1,341	$(359)	-26.8%	2.4%	4.6%

Income tax expense decreased as a result of a decrease in our effective tax rate. The effective tax rate decreased to 26.7% for the three months ended September 30, 2015, down from 38.6% for the three months ended September 30, 2014. Variations in the tax rate year-over-year were primarily due to changes in the valuation allowance related to California net operating losses.

Comparison of nine months ended September 30, 2015 and September 30, 2014

Revenue

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales revenue	$84,682	$54,746	$29,936	54.7%	71.4%	65.6%
Rental revenue	33,877	28,673	5,204	18.1%	28.6%	34.4%
Total revenue	$118,559	$83,419	$35,140	42.1%	100.0%	100.0%

Sales revenue increased $29.9 million to $84.7 million for the nine months ended September 30, 2015 from $54.7 million for the nine months ended September 30, 2014, or an increase of 54.7% over the comparable year. The increase was primarily attributable to an increase in the number of systems sold as the adoption of portable oxygen concentrators improved.  In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

Rental revenue increased $5.2 million to $33.9 million for the nine months ended September 30, 2015 from $28.7 million for the nine months ended September 30, 2014, or an increase of 18.1% over the comparable year. The increase was primarily attributable to the net increase in rental patients to 32,400 as of September 30, 2015 from 26,800 as of September 30, 2014, additional marketing efforts, increased sales personnel and productivity improvements. The increase in rental revenue was partially offset by higher rental revenue adjustments as a percentage of total rental revenue and higher capped patients as a percent of the patients on service in the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

A ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare was 21.1% of our total revenue in the nine months ended September 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our patient population.  CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018.  CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. For additional discussion of the impact of the recent competitive bidding proposals, please see “Risk Factors” herein.

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014

Revenue by region and category
Business-to-business domestic sales	$25,590	$14,467	$11,123	76.9%	21.6%	17.3%
Business-to-business international sales	26,840	17,423	9,417	54.0%	22.6%	20.9%
Direct-to-consumer domestic sales	32,252	22,856	9,396	41.1%	27.2%	27.4%
Direct-to-consumer domestic rentals	33,877	28,673	5,204	18.1%	28.6%	34.4%
Total revenue	$118,559	$83,419	$35,140	42.1%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 76.9% and 41.1%, respectively, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in domestic business-to-business sales was a result of increased demand from our private label distributor sales (which began in the first quarter of 2015), and resellers, as well as increased consumer demand for our products due to the hiring of the additional internal sales representatives in the fourth quarter of 2014 and in the first half of 2015, our marketing efforts and the marketing efforts of our partners. The increase in direct-to-consumer sales was primarily a result of our additional internal sales representative hires, our refocus on direct-to-consumer sales versus rental set-ups, and strong consumer demand for our products.

The business-to-business international sales increased 54.0% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to continued strong demand primarily in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of September 30, 2015, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the nine months ended September 30, 2015, 89.3% was in Europe, compared to 86.7% in the comparative period in 2014.

Our rental revenue increase was mainly attributable to the net increase in the number of patients on service to 32,400 as of September 30, 2015 versus 26,800 as of September 30, 2014, which represented an increase in the patient base of 20.9%. This was partially offset by higher rental revenue adjustments as a percentage of total rental revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In addition, the number of patients being serviced in the capped period increased to 15.0% as of September 30, 2015 from 13.7% as of September 30, 2014, of which $0 revenue was recognized for these patients.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the summer months and holiday seasons due to patients traveling in those periods.  We also may be impacted by lower reimbursement rates, including as a result of competitive bidding, the number of sales representatives, the level of direct-to-consumer marketing spend, the number and size of business-to-business partners and distributors, and other factors such as changes in the market, our execution of the business, and competition.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Cost of sales revenue	$46,501	$28,369	$18,132	63.9%	39.2%	34.0%
Cost of rental revenue	15,838	13,349	2,489	18.6%	13.4%	16.0%
Total cost of revenue	$62,339	$41,718	$20,621	49.4%	52.6%	50.0%

Gross profit - sales revenue	$38,181	$26,377	$11,804	44.8%	32.2%	31.6%
Gross profit - rental revenue	18,039	15,324	2,715	17.7%	15.2%	18.4%
Total gross profit	$56,220	$41,701	$14,519	34.8%	47.4%	50.0%

Gross margin percentage - sales revenue	45.1%	48.2%
Gross margin percentage- rental revenue	53.2%	53.4%
Total gross margin percentage	47.4%	50.0%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $18.1 million to $46.5 million for the nine months ended September 30, 2015 from $28.4 million for the nine months ended September 30, 2014, or an increase of 63.9% over the comparable year. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $2.5 million to $15.8 million for the nine months ended September 30, 2015 from $13.3 million for the nine months ended September 30, 2014, or an increase of 18.6% over the comparable year. The increase in cost of rental revenue was primarily attributable to an increase of rental patients and related rental asset depreciation, repair costs, disposables, product exchange and logistics costs. Cost of rental revenue included $8.9 million of rental asset depreciation for the nine months ended September 30, 2015 versus $7.5 million for the nine months ended September 30, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin decreased to 45.1% for the nine months ended September 30, 2015 from 48.2% for the nine months ended September 30, 2014.  The decrease in sales revenue gross margin was primarily due to the continued shift towards business-to-business sales revenue in our revenue mix as well as a decline in average selling prices in the business-to-business channel due to increased volumes purchased by distributors, key accounts, resellers, private label partners and currency headwinds.

Rental revenue gross margin decreased slightly to 53.2% for the nine months ended September 30, 2015 from 53.4% for the nine months ended September 30, 2014, primarily due to a 15% increase in rental revenue adjustments, driving an overall 2% lower net rental revenue per patient on service, as well as higher repair and maintenance costs on our rental assets.

The overall gross margin decreased to 47.4% for the nine months ended September 30, 2015 from 50.0% for the nine months ended September 30, 2014.  This decline was consistent with the overall mix of sales and rentals.

Research and development expense

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Research and development expense	$2,954	$2,312	$642	27.8%	2.5%	2.8%

Research and development expense increased $0.6 million to $3.0 million for the nine months ended September 30, 2015 from $2.3 million for the nine months ended September 30, 2014, or an increase of 27.8% over the comparable year.  The increase was primarily attributable to a $0.6 million increase in personnel-related costs.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our research and development efforts and manufacturing line support, including our efforts related to the updated Inogen One G3 and the new Inogen One G4.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Sales and marketing expense	$22,623	$17,656	$4,967	28.1%	19.1%	21.2%

Sales and marketing expense increased $5.0 million to $22.6 million for the nine months ended September 30, 2015 from $17.7 million for the nine months ended September 30, 2014, or an increase of 28.1% over the comparable year.  The increase was primarily attributable to $2.9 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business (which included $1.5 million additional salary, wage and payroll tax expense, $0.5 million of commissions and bonus expense, $0.3 million additional stock compensation expense, $0.2 million in employee benefits, $0.1 million professional fees, and $0.1 million in recruitment and relocation), $0.7 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base, $0.7 million in additional media/printing expense, $0.5 million of higher credit card processing fees, and $0.1 million of additional marketing incentives/giveaways.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support staff, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
General and administrative expense	$19,066	$12,654	$6,412	50.7%	16.1%	15.2%

General and administrative expense increased $6.4 million to $19.1 million for the nine months ended September 30, 2015 from $12.7 million for the nine months ended September 30, 2014, or an increase of 50.7% over the comparable year.  The increase was primarily attributable to $2.3 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which included $1.3 million additional salary, wage and payroll tax expense, $0.5 million additional stock compensation expense, $0.2 million of bonus expense and $0.2 million in employee benefits), $1.0 million of legal costs and $1.0 million of audit/tax costs (of which $1.8 million of these costs related to the audit committee investigation and related class action lawsuits), $0.6 million of bad debt expense, $0.6 million of outside services, $0.3 million of licenses and fees, $0.2 million of patent defense costs, $0.1 million of facilities expense and $0.1 million of supplies and office expenses.  Bad debt expense, expressed as a percentage of total revenue, was 1.5% and 1.4% in the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Other income (expense), net

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Interest expense	$(18)	$(440)	$422	-95.9%	0.0%	-0.5%
Interest income	66	28	38	135.7%	0.1%	0.0%
Revaluation of preferred stock warrant liability	—	36	(36)	-100.0%	0.0%	0.0%
Other income (expense)	(215)	12	(227)	*	-0.2%	0.0%
Total other expense, net	$(167)	$(364)	$197	-54.1%	-0.1%	-0.4%
* not measured

Total other expense, net, decreased to $0.2 million for the nine months ended September 30, 2015 from $0.4 million for the nine months ended September 30, 2014.  The decrease was primarily due to the reduction in interest expense associated with outstanding debt balances, which were paid off during the third quarter of 2014, and the increase in loss on foreign currency transactions related to the import of our goods into the European Union and other currency translation losses from the sale of goods in Euros. VAT is paid upon import, reclaimed, and reimbursed in Euro currency.  Fluctuations in the Euro currency to the US dollar exchange rate, as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement resulted in a decrease in net other expense in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Income tax expense

	Nine months ended
	September 30,		Change 2015 vs. 2014		% of Revenue
	2015	2014	$	%	2015	2014
Income tax expense	$3,683	$3,408	$275	8.1%	3.1%	4.1%

Income tax expense increased as a result of our improved income before taxes, partially offset by a decrease in our effective tax rate. The effective tax rate decreased to 32.3% for the nine months ended September 30, 2015 from 39.1% for the nine months ended September 30, 2014. Variations in the tax rate year-over-year were primarily due to changes in the valuation allowance related to California net operating losses.

Contractual Obligations

On January 20, 2015, we entered into a Second Amendment to our lease for our principal executive offices consisting of approximately 39,000 rentable square feet located at 326 Bollay Drive, Goleta, California 93117.  The original term of the lease expired on October 31, 2015, and, pursuant to the Second Amendment, the original term of the lease is extended by an additional five (5) years commencing November 1, 2015 and ending October 31, 2020.  The minimum monthly rent under the lease commencing on November 1, 2015 will be approximately $0.05 million per month, and will increase annually by three percent (3%) each year thereafter during the extended term.  The Second Amendment also grants to us one option to renew the lease for an additional five (5) years commencing November 1, 2020 at the then prevailing fair market rental rate.

The Company obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2015, the Company had purchase obligations of $5.1 million.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $55.1 million, which consisted of highly-liquid investments with an original maturity of ninety days or less. In addition, we held $19.0 million in certificates of deposits which have maturities greater than 90 days and less than twelve months classified as short-term investments.  Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of September 30, 2015, we had $0.4 million debt outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three-year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances will be London Interbank Offer Rate (LIBOR) plus 1.25%.

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014 through the four-quarter test period ending March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $29.3 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $129.7 million. As of September 30, 2015, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash are funding our capital expenditures including additional rental assets of $8.0 million and the purchase of certificates of deposit, net of maturities, of $19.0 million.  We believe that our current cash and cash equivalents, together with available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. In the future, we may also attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

The following tables show a summary of our cash flows and working capital for the periods indicated:

	Nine months ended
	September 30,		Change 2015 vs. 2014
Summary of cash flow	2015	2014	$	%
Cash provided by operating activities	$25,604	$11,368	$14,236	125.2%
Cash used in investing activities	(28,829)	(11,376)	(17,453)	153.4%
Cash provided by financing activities	1,479	42,647	(41,168)	-96.5%

	September 30,	December 31,
Working capital	2015	2014
Cash and cash equivalents	$55,090	$56,836
Short-term investments	19,028	—
Accounts receivable	20,890	19,349
Inventories	9,357	7,616
Deferred cost of revenue	474	515
Income tax receivable	2,161	2,129
Deferred tax asset	5,540	4,976
Prepaid expenses	1,896	1,122
Total current assets	114,436	92,543

Accounts payable and accrued expenses	14,303	11,273
Accrued payroll	4,639	4,066
Current portion of long-term debt	311	299
Warranty reserve	1,172	781
Deferred revenue	2,412	2,316
Total current liabilities	22,837	18,735

Net working capital	$91,599	$73,808

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

Net cash provided by operating activities for the nine months ended September 30, 2015 consisted of our net income of $7.7 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $10.5 million, provision for rental revenue adjustments of $6.4 million, $3.7 million of deferred tax assets, provision for sales returns of $3.5 million, stock-based compensation expense of $2.3 million, provision for doubtful accounts of $1.8 million, loss on disposal of rental units of $0.9 million and provision for inventory obsolescence of $0.1 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $11.3 million, of which $17.2 million was due to a net increase in accounts receivable, inventory and other current assets during this period, partially offset by a net increase of $3.0 million of accounts payable, a net increase of $1.6 million of deferred revenue and a net increase of $1.2 million of other liabilities.

Investing activities

Net cash used in investing activities for each of the periods presented was primarily related to the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business. Beginning in the second quarter of 2015, net cash used in investing activities also included the net purchase of available-for-sale investments.

For the nine months ended September 30, 2015, we invested $33.6 million primarily in certificates of deposits with maturities greater than 90 days and less than twelve months that were classified as short-term investments, partially offset by $14.5 million in maturities of available-for-sale investments. In addition, we invested $8.0 million in rental assets and $1.8 million in other property and equipment.

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

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of $1.7 million from the proceeds of stock options that were exercised and the employee stock purchase. This was partially offset by $0.2 million of payments on our contractual obligation.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable GAAP measure, for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
EBITDA	2015	2014	2015	2014
Net income (GAAP)	$2,696	$2,133	$7,727	$5,307
Non-GAAP adjustments:
Interest expense	5	104	18	440
Interest income	(28)	(10)	(66)	(28)
Provision for income taxes	982	1,341	3,683	3,408
Depreciation and amortization	3,560	3,193	10,468	8,779
EBITDA (Non-GAAP)	7,215	6,761	21,830	17,906
Change in fair value of preferred stock warrant liability	—	—	—	(36)
Stock-based compensation	1,016	457	2,343	1,123
Adjusted EBITDA (Non-GAAP)	$8,231	$7,218	$24,173	$18,993

	Three months ended September 30,		Nine months ended September 30,
Pro-forma non-GAAP results of EPS calculation (1) (2)	2015	2014	2015	2014
Net income attributable to common stockholders	$2,696	$2,133	$7,727	$4,320
Add back deemed dividend on redeemable preferred stock	—	—	—	987
Pro-forma net income attributable to common stockholders	$2,696	$2,133	$7,727	$5,307

Pro-forma net income per share - basic common stock	$0.14	$0.12	$0.40	$0.30
Pro-forma net income per share - diluted common stock	$0.13	$0.11	$0.37	$0.27

Denominator:
Pro-forma weighted-average common shares - basic common stock	19,428,653	18,286,208	19,303,057	17,637,741
Pro-forma weighted-average common shares - diluted common stock	20,783,550	20,213,102	20,690,499	19,590,565

(1)

The pro-forma non-GAAP earnings per share (EPS) calculations give effect to:  (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,219,001 for the nine months ended September 30, 2014. The convertible preferred stock was converted prior to the three months ended September 30, 2014 and the three and nine months ended September 30, 2015; therefore, shares are not on a pro-forma basis for these periods.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $55.1 million as of September 30, 2015, which consisted of highly-liquid investments with an original maturity of three months or less, and $19.0 million of short-term investments with original maturity dates of greater than three months and less than twelve months.  The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of September 30, 2015, we did not have any outstanding term loan agreements.  We paid off all outstanding bank debt and accrued interest under the amended and restated revolving credit and term loan agreement with Comerica Bank on August 22, 2014 in the amount of $11.6 million.

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

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ending March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $29.3 million in EBITDA for that period. As of September 30, 2015, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $129.7 million.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in US dollars. In the fourth quarter of 2014, we began receiving VAT refunds in Euro currency, and had an exchange translation loss of $0.1 million during that period. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2015 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures (defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as amended, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, we identified a material weakness in our internal control over financial reporting with respect to internal control over the review of sales order documentation supporting our direct-to-consumer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation related to direct-to-customer sales and rentals.

As described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, we have taken steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate this material weakness.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and principal financial officer, has concluded that notwithstanding the material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the three months ended September 30, 2015 and are presented in conformity with GAAP.

Plan for remediation of material weakness in internal control over financial reporting

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, we commenced measures to remediate the identified material weaknesses during the first quarter of 2015. Steps we are taking to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our sales order documentation review process and compliance audit program, supplemental document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

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

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2014. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies, in addition to the material weakness discussed above, may have been identified. We will cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Changes in internal controls over financial reporting

As described above under “Plan for remediation of material weakness in internal control over financial reporting,” we have been taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of the material weakness. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Separation Design Group litigation

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against Inogen in the United States District Court for the Central District of California.  SDGIP alleges that Inogen willfully infringes U.S. Patent No. 8,894,751.  SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. Inogen never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the material non-disclosure agreement before filing the lawsuit.  SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper.  SDGIP also seeks a permanent injunction against Inogen.  Inogen intends to vigorously contest SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract.

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

As a provider of oxygen product rentals, we have historically depended heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended September 30, 2015 and September 30, 2014, we derived 21.5% and 26.7%, respectively, and for the nine months ended September 30, 2015 and September 30, 2014, we derived 21.1% and 25.6%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

The HHS Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for DME and supplies.  The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under Round 1 of the Medicare competitive bidding program.  Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare Round 2 competitive bidding and national mail-order programs.  In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends the CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). CMS concurred with the OIG’s recommendations, observing that the President’s proposed FY 2016 budget recommended limiting Medicaid reimbursement of DME to Medicare rates. CMS also noted that it communicates frequently with states to inform them of available options for their DME purchasing programs, including manufacturer rebates and competitive bidding. The full report, “State Medicaid Agencies Can Significantly Reduce Medicaid Costs for Durable Medical Equipment and Supplies,” is available at http://oig.hhs.gov/oas/reports/region5/51500025.pdf.

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

A ruling from the Centers for Medicare & Medicaid Services (CMS) has outlined the expansion of Competitive Bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing will be applied partially in from January 1, 2016 to June 30, 2016 and completely starting on July 1, 2016. Medicare is 21.1% of our total revenue in the nine months ended September 30, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas.  We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

The Centers for Medicare and Medicaid Services has also re-bid for competitive bidding round two re-compete, associated with approximately 50% of the market with contracts set to begin July 1, 2016 and continue through December 31, 2018.  The Centers for Medicare and Medicaid Services updated the product categories and the competitive bidding areas.  Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category.  Round two re-compete is in the same geographic areas that were included in the original round two.  However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same ZIP codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing is expected to be announced in winter 2016 according to CMS.

The Centers for Medicare and Medicaid Services has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. Bids are due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.1 million and $0.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $3.0 million and $2.3 million for research and development efforts for the nine months ended September 30, 2015 and September 30, 2014, respectively, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2015 and September 30, 2014, approximately 28.3% and 33.9%, respectively, and for the nine months ended September 30, 2015 and September 30, 2014, approximately 28.6% and 34.4%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of September 30, 2015, we had an accumulated deficit of $49.0 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the size and percentage of the oxygen therapy market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, and (vi) the share of portable oxygen concentrators as a percentage of the total oxygen therapy spend are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring oxygen therapy, or the type of oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ending March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $29.3 million in EBITDA for that period. As of September 30, 2015, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $129.7 million.

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

Approximately 19.3% and 23.2% of our revenue was from sales outside of the United States for the three months ended September 30, 2015 and September 30, 2014, respectively, and 22.6% and 20.9% for the nine months ended September 30, 2015 and September 30, 2014, respectively.  As of September 30, 2015, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

The Patient Protection and Affordable Care Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $0.15 million per year (and up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. As of August 1, 2013, manufacturers are required to collect data, and were required to submit their first data reports to the Centers for Medicare & Medicaid Services by March 31, 2014 and by the 90th day of each calendar year thereafter.

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

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental healthcare program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $0.01 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

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

As of September 30, 2015 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of September 30, 2015, we had five pending U.S. patent applications (of which two have received notices of allowance), twenty seven issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are trademarks or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. “Inogen One G3” is a pending application with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Community registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Community registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Community Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. As we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, we have identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and absence of sufficient monitoring controls over illegitimate delivery of medical documentation.

We commenced measures to remediate the identified material weakness during the first quarter of 2015 and continued those measures throughout the third quarter of 2015. Steps we have taken to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of a combination of new and revised control procedures in our order review process and compliance program, supplemented document retention policies on sales documentation, additional quarterly screening through data analytics to confirm compliance with our policies, and improved processes and controls in our customer relationship management software system.

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

Risks related to our common stock

We expect that our stock price will fluctuate significantly, you may have difficulty selling your shares, and you could lose all or part of your investment.

Prior to our initial public offering, there was no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Select Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements of secondary offerings;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;
•	market conditions in the oxygen therapy market;
•	reimbursement or legislative changes in the oxygen therapy market;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	the other factors described in this “Risk Factors” section; and
•	general economic conditions and slow or negative growth of our markets.

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

As of September 30, 2015, one holder of approximately 3.5 million shares, or approximately 18.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 22.2% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2015 and September 30, 2014.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 5, 2015, upon recommendations made by the Compensation, Nominating and Governance Committee, the independent members of the Board of Directors of the Company approved an increase in the base salary and bonus target for certain of the Company’s named executive officers, effective January 1, 2016, as follows:

	2015 Base	2016 Base	2015 Bonus	2016 Bonus
	Salary	Salary	Target % of	Target % of
Name and principal position	($)	($)	Base Salary	Base Salary
Raymond Huggenberger President and Chief Executive Officer	$475,000	$550,000	70%	75%
Scott Wilkinson Executive Vice President, Sales and Marketing	$275,000	$335,000	40%	60%
Alison Bauerlein Executive Vice President, Finance and Chief Financial Officer	$290,000	$325,000	40%	40%

Item 6.  Exhibits

Exhibit Number	Description

10.1†	Employment and Severance Agreement, dated August 21, 2015, between the Registrant and Byron Myers

31.1	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inogen, inc.

Dated:	November 10, 2015	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 10, 2015	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)