Form 10-K
period 2015-12-31
Inogen Inc
filed 2016-03-14
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

326 Bollay Drive Goleta, California	93117
(Address of principal executive offices)	(Zip Code))

(805) 562-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Select Market, was approximately $696.8 million.

As of February 29, 2016, the Registrant had 19,852,800 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Annual Report on Form 10-K will be included to the extent stated herein in an amendment to this Form 10-K or incorporated by reference from the Registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders.

i

INOGEN, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of the impact from competitive bidding and the Centers for Medicare and Medicaid Services rules;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to develop new products, including our fourth-generation portable oxygen concentrator, improve our existing products and increase the value of our products;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives and securing contracts with healthcare payors and insurers;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the timing of the launch and specifications of our fourth-generation portable oxygen concentrator; and
•	the effects of competition.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Union registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc.

ITEM 1. BUSINESS

General

We were incorporated in Delaware on November 27, 2001. We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 4.8 or 7.0 pounds. Our Inogen One G2® and Inogen One G3® have up to 5 and 4.5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represent the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2014 and the Company estimates based on 2014 Medicare data (which excludes private insurance and cash sales), that patients using portable oxygen concentrators represent approximately 6% to 8% of the total addressable oxygen market in the United States. Based on 2014 industry data, we believe we were the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. We believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning we market our products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting our direct-to-consumer strategy in 2009 following our acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, we have directly sold or rented our Inogen oxygen concentrators to more than 127,000 patients as of December 31, 2015.

We generated revenue of $159.0 million, $112.5 million and $75.4 million in 2015, 2014 and 2013, respectively, while generating net income of $11.6 million, $6.8 million and $25.4 million in 2015, 2014 and 2013, respectively.

Our market

We believe the current total addressable oxygen therapy market in the United States is approximately $3 billion to $4 billion, based on 2014 Medicare data and our estimate of the ratio of the Medicare market to the total market. We estimate that there are 2.5 to 3 million patients in the United States and more than 4.5 million patients worldwide who use oxygen therapy, and more than 60% of oxygen therapy patients in the United States are covered by Medicare. The number of oxygen therapy patients in the United States is projected to grow by approximately 7% to 10% per year between 2015 and 2021, which we believe is the result of earlier diagnosis of chronic respiratory conditions, demographic trends and longer durations of long-term oxygen therapy.

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

According to our analysis of 2014 Medicare data, approximately two-thirds of U.S. oxygen users require ambulatory oxygen and the remaining one-third require only stationary or nocturnal oxygen. Clinical data has shown that ambulatory patients that use oxygen twenty-four hours a day, seven days a week, or 24/7, regardless of whether such patients rely on portable oxygen concentrators or the delivery model, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 patients. The cost of one year of oxygen therapy is less than the cost of one day in the hospital. Of the ambulatory patients, we estimate that approximately 85% rely upon the delivery model, which has the following disadvantages:

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

Portable oxygen concentrators were developed in response to many of the limitations associated with traditional oxygen therapy. Portable oxygen concentrators are designed to offer a self-replenishing, unlimited supply of oxygen that is concentrated from the surrounding air and to operate without the need for oxygen tanks or regular oxygen deliveries, enhancing patient independence and mobility. Additionally, because portable oxygen concentrators do not require the physical infrastructure and service intensity of the delivery model, we believe portable oxygen concentrators can provide long-term oxygen therapy with a lower cost structure. Despite the ability of portable oxygen concentrators to address many of the shortcomings of traditional oxygen therapy, we estimate based on 2014 Medicare data (which excludes private insurance and cash sales) that the amount spent by patients with portable oxygen concentrators represents approximately 6% to 8% of the total addressable oxygen market in the United States. We believe the following has hindered the market acceptance of portable oxygen concentrators:

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

Our solution

Our Inogen One systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe improves quality-of-life, fosters mobility and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We believe our direct-to-consumer strategy increases our ability to effectively develop, design and market our Inogen One solutions, as it allows us to:

•

drive patient awareness of our portable oxygen concentrators through direct marketing, sidestepping the home medical equipment channel that other manufacturers rely upon across their homecare businesses, and that is incentivized to continue to service oxygen patients through the delivery model;

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

We believe the combination of our direct-to-consumer strategy with our singular focus on designing and developing oxygen concentrator technology has created the best-in-class portfolio of portable oxygen concentrators. Our two current portable product offerings, the Inogen One G3 and Inogen One G2, at approximately 4.8 and 7.0 pounds, respectively, are among the lightest portable oxygen concentrators on the market. We believe our Inogen One solutions offer the following benefits:

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

•

Reliability. We have made product performance a priority and have improved reliability with each generation. For example, we have introduced a patented air-dryer and patent-pending user-replaceable sieve beds to our products, which have improved product performance and, as a result, patient satisfaction. Reliability is not only critical to patient satisfaction, but also cost management, as our minimal physical infrastructure makes product exchanges more costly to us than providers with greater local physical infrastructure.

•

Effective for nocturnal use. Our Intelligent Delivery Technology enables our portable oxygen concentrators to provide consistent levels of oxygen during sleep despite decreased respiratory rates. As a result, patients can rely on the Inogen One G3 and Inogen One G2 portable oxygen concentrators overnight while sleeping.

•

Unparalleled flow capacity. Our 4.8 pound Inogen One G3 has higher flow capacity than other sub-5 pound portable oxygen concentrators, and our 7.0 pound Inogen One G2 has higher flow capacity than other sub-10 pound portable oxygen concentrators.

•	User friendly features. Our systems are designed with multiple user friendly features, including long battery life and low noise levels in their respective weight categories.

Our Inogen One systems and Inogen At Home® system

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

Key Product Specifications
	Inogen One G3	Inogen One G2
Capacity (ml/min)	1,050	1,260
Weight (lbs)	4.8 (single battery) 5.8 (double battery)	7.0 (single battery) 8.4 (double battery)
Battery run-time	Up to 4.5 hours (single battery) Up to 9.0 hours (double battery)	Up to 5.0 hours (single battery) Up to 10.0 hours (double battery)
Maintenance prevention advantages	User replaceable oxygen filtration cartridges & battery	Air dryer & user replaceable battery
Technology effective for overnight use	Yes	Yes
Sound	39 dBA	≤38 dBA

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

All of our Inogen One systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse-dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 400 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our Inogen One systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity that are substantially equivalent to continuous flow systems.

The Inogen One G3, our latest portable oxygen concentrator released to market in September 2012 and upgraded in December 2015, is among the lightest products on the market and has higher oxygen production capabilities than the other sub-5 pound portable oxygen concentrators on the market. We believe the performance parameters around the Inogen One G3 and Inogen One G2 allow us to serve approximately 95% of the ambulatory oxygen patients and enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory patient market and serves as a backup to our Inogen One system for ambulatory patients. We currently offer a backup source of oxygen to our patients who are able to elect either a stationary concentrator or oxygen tank as their backup source.

At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients, as well as reduce manufacturing and distribution complexities.  While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home represents a compelling solution for nocturnal-only oxygen therapy patients that do not yet require a portable solution, which are estimated to represent greater than 30% of total oxygen patients in the United States.

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

Sales and marketing

In the United States, we market and distribute our products directly to consumers, through a wide variety of direct-to-consumer marketing strategies including a physician referral model, as well as through distributors, resellers, private label partners, and home medical equipment providers. In addition, we sell through distributors, resellers, and home medical equipment providers in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors. As of December 31, 2015 we employed a marketing team of 7 people, an in-house sales team of 183 people, and a field-based sales force of 14 people, each based in the United States. Of the $123.7 million of our 2015 revenue derived from the United States, approximately 37% represented direct-to-consumer rentals, 35% represented cash-pay sales to consumers and 28% represented sales to third-party home medical equipment providers, distributors, and resellers.

Patients who choose to use their Medicare or private insurance benefits rent our systems. Those who purchase our product outright are typically not eligible to use their insurance benefits due to their capped rental status, or choose to purchase because the patient prefers to own the equipment, or the patient has an upcoming trip where they have an immediate need for our product that cannot be processed in time by their primary insurance carrier. Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 49 states in which we serve patients.

We use a variety of direct-to-consumer marketing strategies to generate interest in our solutions among current oxygen therapy patients. After a patient contacts us, we guide them through product selection and insurance eligibility, and, if they choose to move forward, process the necessary reimbursement and physician paperwork on their behalf, as well as coordinate the shipping, instruction, and clinical setup process. In accordance with Medicare regulations, we do not initially contact patients directly and contact them only upon an inbound inquiry or upon receipt of a physician’s order. The chart below describes our United States direct-to-consumer sales and rental process.

In addition to the direct-to-consumer marketing model, we are also utilizing a physician referral model as a complementary sales method. Under this model, our field sales representatives work with physicians in the representative’s territory to help physicians understand our products and the value these products provide for patients. We believe that by educating physicians on our products, we can cost-effectively supplement our direct-to-consumer sales and rentals and capture a greater number of patients earlier in the course of their oxygen therapy.

Concentration of Customers

We sell our products to home medical equipment providers in the United States and in foreign countries on a credit basis. No single customer represented more than 10% of our total revenue for 2015, 2014 or 2013.

We also rent products directly to patients, which results in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs (net of patient co-insurance obligations) accounted for 74%, 76% and 73% of rental revenue in 2015, 2014 and 2013, respectively, and based on total revenue were 21%, 27% and 29% for 2015, 2014 and 2013, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of reserves) amounted to $7.4 million or 37% of total accounts receivable as of December 31, 2015 and $6.1 million or 32% of total accounts receivable as of December 31, 2014.

We engage in a number of other initiatives to increase awareness, demand, and orders for Inogen One systems and Inogen At Home systems. These include attendance at oxygen therapy support groups, guest speaking arrangements at trade shows, and product demonstrations, as requested. Additionally, we are targeting private payors to become an in-network provider of oxygen therapy solutions, which we expect will reduce or eliminate any additional patient co-insurance associated with using our solution. We believe this will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

International

Approximately 22% of our sales were from outside the United States in 2015. We sell our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2015, we had 4 people who focused on selling our products to distributors and “house” accounts worldwide. No single international customer represented more than 10% of our total revenue in 2015, 2014 or 2013.

International sales revenue grew to $35.3 million in 2015 from $24.4 million in 2014. We estimate there are 2 million long-term oxygen therapy patients outside of the United States. We believe that the international market is attractive for the following reasons:

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

Customer support and order fulfillment

Our procedures enable us to package and ship a system directly to the patient in the patient’s preferred configuration the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner is United Parcel Service, or UPS. UPS supports our domestic shipments and provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve patient paperwork, products requiring repair and systems that are no longer needed by the patient. Additionally, UPS, when necessary and requested by us, will go into a patient’s home to remove a replacement product from the box, package the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider. FedEx primarily supports our international shipments and limited domestic shipments.

We believe it is important to provide patients with the highest quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2015, we had a dedicated client services team of 33 people who were trained on our products, a clinical support team of 27 people who were licensed nurses or respiratory therapists, and a dedicated billing services team of 66 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our client services representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the client services representative deems appropriate. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products. We believe our focus on providing the highest level of customer service has helped drive our sustained patient satisfaction rating of approximately 94%.

Third-party reimbursement

Medicare or private insurance rentals represented approximately 29% of our revenue in 2015. In cases where we rent our oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and sales administration are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient. As of December 31, 2015, our direct-to-consumer inside sales administration groups consisted of 183 people.

We are authorized by Medicare to bill for oxygen therapy, and we believe that more than 60% of oxygen therapy patients have Medicare coverage. Our Inogen One systems are reimbursed under the Healthcare Procedure Coding System (HCPCS) codes E1390 and E1392. Our Inogen At Home system is reimbursed under HCPCS code E1390. E1390 covers stationary/nocturnal oxygen therapy systems, while E1392 provides additional reimbursement for portable oxygen concentrators for the treatment of ambulatory patients. Even though E1390 is a stationary oxygen code, we bill under both the E1390 and E1392 codes for our portable oxygen concentrators, assuming that the patient qualifies for portable oxygen, as well as stationary oxygen. Only in the event the patient solely qualifies for portable oxygen would we exclusively bill under the E1392 code, which is not typical. Currently, Medicare reimburses oxygen therapy as a monthly rental for up to 36 months. We retain equipment ownership at all times. After 36 months, payment is “capped,” meaning the monthly payment amounts are discontinued. After two additional years or another qualifying event, the patient is eligible for replacement equipment and a new revenue-generating rental period begins.

As of January 1, 2011, Medicare had phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare reimburses suppliers for durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted-average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less then this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support. As of January 1, 2016, competitive bidding has been nationalized. All areas previously not subject to bidding had rate reductions applied instead of doing another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). Since January 1, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) are based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which is based on the regional competitive bidding rates. Starting on July 1, 2016, reimbursement rates will be 100% of the adjusted fee schedule amount which will be based on regional competitive bidding rates, including any potential adjustments associated with competitive bidding round two re-compete.

The regions are defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

The Centers for Medicare and Medicaid Services (CMS) defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas. For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding. We estimate that less than 10% of our patients will be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

CMS has also re-bid for competitive bidding round two re-compete, associated with approximately 50% of the Medicare market with contracts set to begin July 1, 2016 and continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas. Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing is expected to be announced in winter 2016 according to CMS, and will impact both the zip codes covered under round two and also the rates for the un-bid areas effective July 1, 2016.

CMS has begun the bidding process for the round one 2017 contracts effective January 1, 2017 through December 31, 2018. Bids were due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market will be impacted by these contracts set to begin January 1, 2017 and continue through December 31, 2018.

The following table sets forth the current Medicare standard allowable reimbursement rates and the weighted-average of reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three-year period starting January 1, 2014 when the original contracts expired.

		Round one
	Round two	re-compete
	weighted-	weighted-
	average	average
	7/1/13-	1/1/14-
	6/30/16	12/31/16
E1390	$93.07	$95.74
E1392	42.72	38.08
Total	$135.79	$133.82

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

Cumulatively in rounds one, two and round one re-compete, we were offered contracts for a substantial majority of the competitive bidding areas and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS.

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete of competitive bidding, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1, 2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding rounds and instead in these areas the rates are applied as discussed above. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 21.0% of our total revenue in 2015. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients, direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $0.5 million in 2015 and $1.0 million in 2014.

Under the Medicare competitive bidding program, providers may “grandfather” existing patients on service up to the effective date of the competitive bidding round. This means providers may retain all existing patients and continue to receive reimbursement for them so long as the new reimbursement rate is accepted and the applicable beneficiary chooses to continue to receive equipment from the provider. Providers must either keep or release all patients under this “grandfathering” arrangement in each competitive bidding area; specific individual selection of patients for retention or release is not allowed. Providers can continue to sell equipment in competitive bid areas where they were not awarded contracts to patients paying out-of-pocket or with third-party insurance coverage.

We have elected to “grandfather” and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month period and the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases CMS will reimburse for repair costs. After the five year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The provider may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for 2015 and 2014, respectively.

Our obligations to service assigned Medicare patients over the contract rental period include supplying working equipment that meets the patient’s oxygen needs pursuant to their doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, that meets the physician’s prescription, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after first receiving oxygen therapy and one year after each new 36-month reimbursement period begins. These contracts are cancellable by the patient at any time and by the provider in certain circumstances when the patient can transition to another provider.

In addition to the adoption of the competitive bidding program, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual Consumer Price Index for all Urban Consumers, or CPI-U, updates beginning in 2010.  For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment, “adjustment”, was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services not included in an area subject to competitive bidding. However, the stationary oxygen equipment codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. This does not apply for 2016 as the standard allowables were set based on regional averages of the competitive bidding prices as described previously.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this is enacted. In addition, this would likely also impact the number of patients interested in a cash purchase and could increase rental patients and decrease out-of-pocket purchases. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recovery Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

As of December 31, 2015, we had 79 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen providers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% up to and above 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month capped rental periods similar to Medicare although they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the proposed budget for 2017, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 45% from 2009 to 2015. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Manufacturing and raw materials

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

Our manufacturing operations require a wide variety of raw materials, including electronic and mechanical components, batteries, materials, bearings, carry bags, motors, pistons, valves, and molded plastic components and other supplies. We rely on third- party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery and motor components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that certain suppliers maintain specified quantities of inventory in multiple locations, as well as requiring certain manufacturers to maintain redundant manufacturing sites. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of either our battery or motor supply.

We currently manufacture in two leased buildings in Goleta, California and Richardson, Texas, that we have registered with the Food and Drug Administration, or FDA, and for which we have obtained International Standards Organization, or ISO, 13485 certification. The Goleta, California facility is approximately 39,000 square feet, and a subset is used for manufacturing activities. The Richardson, Texas manufacturing facility is approximately 37,000 square feet. We believe we have sufficient capacity to meet anticipated demand.

Our entire organization is responsible for quality management. Our Quality Assurance department oversees this by tracking component, device and organization performance and by training team members outside the Quality Assurance department to become competent users of our Quality Management system. By measuring component performance, communicating daily with the production group and our suppliers, and reviewing customer complaints, our Quality Assurance department, through the use of our corrective action program, drives and documents continuous performance improvement of our suppliers and internal departments. Our Quality Assurance department also trains internal auditors to audit our adherence to the Quality Management system. Our Quality Management system has been certified to ISO 13485:2012 by Intertek, a Notified Body to ISO.

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been inspected four times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices guidelines. Most recently, our California facility was inspected by the FDA in March 2016. We have completed three surveillance audits and one certification audit by our notifying body over the same period and identified one minor non-conformance, which was addressed through implementation of new training software. Our Inogen One systems and Inogen At Home system have received pre-market clearance under Section 510(k) of the FDCA. The modifications made to our Inogen One G2 and Inogen One G3 systems represent non-significant modifications to the original Inogen One system, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance.

As of December 31, 2015, we had 129 employees in operations, manufacturing, quality assurance and repair.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. As of December 31, 2015, our research and development staff included 23 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensors and manufacturing technologies. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators. Over the last 3 fiscal years, Inogen has invested over $9.6 million in research and development to efficiently bring an upgrade to one of our portable oxygen concentrators and to introduce our first generation stationary oxygen concentrator to market ($4.2, $3.0 and $2.4 million for the years ended 2015, 2014 and 2013, respectively), leveraging our twenty-eight issued U.S. patents and one Canadian patent while also reducing the product manufacturing costs 45% from 2009 to 2015.

Utilizing lean product development methodologies, we have released four products over the last 10 years, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, and our Inogen One G3 in September 2012 and our Inogen At Home system in October 2014. Our dedication to continuous improvement has also resulted in five mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for our products.

Our product pipeline consists of our fourth-generation, ultra-lightweight portable oxygen concentrator. Our fourth-generation portable oxygen concentrator will be smaller, lighter and less expensive to manufacture than our Inogen One G3 and we expect to commercialize this product in the second quarter of 2016.  Additionally, we continue to focus our efforts on other design and functionality improvements that enhance patient quality of life.

Competition

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks or cylinders.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical), and O2 Concepts. Given the relatively low barriers to entry in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price. We believe that we compete favorably with respect to these factors, due to our manufacturing competitors’ complete reliance on home medical equipment distribution, which compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. For our two largest medical device competitors, the entire oxygen business for each, including stationary and transfilling concentrators, represents less than 15% percent of their billion-dollar plus homecare businesses in 2014.

Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., Rotech Healthcare, Inc. and American HomePatient, Inc. (now a subsidiary of Lincare, Inc.) have been among the market leaders in providing oxygen therapy for many years, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors. We believe that the investment made by oxygen therapy providers in the physical distribution required for oxygen delivery limits their ability to easily switch their business model and employ a solution directly competitive to Inogen.

Some of our competitors are large, well-capitalized companies with significantly greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

•	significantly greater name recognition;
•	established relationships with healthcare professionals, customers and third-party payors;
•	established distribution networks;
•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;
•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen device products; and
•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

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

Licensure

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2018. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be non-compliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all such state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state.

Federal anti-kickback and self-referral laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration overtly or covertly, in cash or in kind, in return for, or to induce the:

•	referral of an individual to a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or
•	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

The Federal Anti-Kickback Statute applies to our arrangements with sales representatives, customers and healthcare providers, as well as certain coding and billing information that we may provide to purchasers of our Inogen One and Inogen At Home systems. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the federal anti-kickback statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes durable medical equipment, if the physician or immediate family member of the physician, has an ownership or investment interest or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

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

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” or whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties include fines ranging from $.006 to $.011 million for each false claim, plus three times the amount of damages that the federal government sustained because of the act. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in non-compliance, we could be subject to civil monetary penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Medicare, Medicaid and other governmental programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

State fraud and abuse provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and false claims act that may apply to all payors. We believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Three standards have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information.

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health, or HITECH, which, among other things, made HIPAA’s privacy and security standards directly applicable to business associates of covered entities effective February 17, 2010. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information in connection with recognized healthcare operations activities. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed new reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Failure to submit required information may result in civil monetary penalties of up to an aggregate of $.15 million per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.  Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability.

U.S. Foreign Corrupt Practices Act

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents.  Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

International regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13485 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007.

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

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents.  Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

Patents

As of December 31, 2015, we had twenty-eight issued U.S. patents, one issued Canadian patent and four additional pending U.S. patent applications relating to design and construction of our oxygen concentrators and our Intelligent Delivery Technology. We anticipate it will take several years for the most recent of these U.S. patent applications to result in issued patents, if successful.

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

Trademarks

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Union registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of December 31, 2015, we had 547 full and part-time employees, including 274 in sales, marketing, clinical and client services, 129 in operations, manufacturing, quality assurance and repair, 121 in general administration and 23 in research and development. None of our employees is represented by a collective bargaining agreement. We believe that our employee relations are good.

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

Backlog

We run our operations on a just-in-time basis.  We do not have a backlog of orders that could not be fulfilled by our ordinary course of business.

Geographic information

During the years ended 2015, 2014 and 2013, all of our long-lived assets were located within the United States. Approximately 22% of our 2015, 2014 and 2013 revenue came from international markets. See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months.  For the years ended December 31, 2015, 2014 and 2013, the second quarter accounted for 28.5%, 28.0% and 28.4%, respectively of our total sales revenue.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 326 Bollay Drive, Goleta, California 93117. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com.  The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Additionally, a copy of this Annual Report on Form 10-K and other materials that we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. In addition, we use our website http://investor.inogen.com as a means of disclosing information about our company, our products, our planned financial and other announcements, our attendance at upcoming investor conferences, and other matters. It is possible that the information we post on our website could be deemed material information. We may use our website to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website in addition to following our press releases, SEC filings, public conference calls, and webcasts. Corporate governance information, including our board committee charters, code of ethics, and corporate governance principles, is also available on our investor relations page of our website located at http://investor.inogen.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Executive Officers

The following table identifies certain information about our executive officers as of February 29, 2016.

Name	Age	Position
Raymond Huggenberger	57	Chief Executive Officer and Director
Scott Wilkinson	51	President and Chief Operating Officer
Alison Bauerlein	34	Executive Vice President, Finance and Chief Financial
		Officer, Corporate Secretary and Corporate Treasurer
Matthew Scribner	48	Executive Vice President, Operations
Brenton Taylor	34	Executive Vice President, Engineering
Byron Myers	36	Vice President, Marketing

Raymond Huggenberger has served as our Chief Executive Officer and as a Member of the Board of Directors of Inogen since 2008.  Previously, Mr. Huggenberger also served as our President from 2008 until January 1, 2016. Prior to joining our company, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, including: Vice President of Marketing for Sunrise’s German subsidiary from 1994 to 1996, President of Sunrise’s German division from 1998 until 2000, President of the European Operating Group from 2000 to 2002, President and Chief Operating Officer from 2002 until 2004, and President of European Operations 2006 to 2007.  Mr. Huggenberger also held a consultant position with McDermott and Bull Inc., an executive search firm, from 2005 to 2006 and the position of Managing Director in the healthcare division of TA Triumph Adler AG, a document process management firm, from 1996 to 1998.  Mr. Huggenberger currently serves on the Board of Directors of Wellfount Corporation, a pharmacy services company, and previously served on the Board of Directors of IYIA Technologies, a healthcare company.  Mr. Huggenberger graduated from AKAD University in Rendsburg, Germany in Economics and completed the Advanced Marketing Strategies Program at INSEAD, Fontainebleau, France.  The Board of Directors believes that he is qualified to serve as a Director of Inogen because of his deep understanding of our business, operations and strategy.

Scott Wilkinson has served as our President and Chief Operating Officer since January 1, 2016. Previously, he served as our Executive Vice President, Sales and Marketing from 2008 through December 31, 2015, and in this role oversaw Inogen’s global operations in sales, marketing, customer service, product management, medical billing, and clinical services.  Prior to that, he served as our Director of Product Management from 2005 to 2006 and Vice President, Product Management from 2006 to 2008.  From 2000 to 2005, Mr. Wilkinson worked for Invacare Corporation, a designer and manufacturer of oxygen products, as a Group Product Manager and helped launch their $100 million oxygen product line segment.  From 1999 to 2000, Mr. Wilkinson served as a Product Line Director with Johnson & Johnson, a healthcare company.  From 1988 to 1999, Mr. Wilkinson worked as a Research Scientist, Product Manager, and Project Leader at Kimberly Clark, a consumer products company.  Mr. Wilkinson received a Bachelor’s degree in Chemical Engineering from the University of Akron and an MBA from University of Wisconsin, Oshkosh.

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

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014.  Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008.  Mr. Taylor is listed as an inventor on 23 of the company’s issued U.S. patents related to portable oxygen concentrator development.  Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

Byron Myers is a co-founder of Inogen and has served as our Vice President, Marketing since 2011. In this role, Mr. Myers leads Inogen’s Global Marketing and Product Management Operations. Prior to serving in this position, Mr. Myers held various roles with our company, including: Product Manager from 2002 to 2006, Director of Marketing from 2006 to 2007 and 2008 to 2011, International Product Manager during 2007, and Director of International Product Management from 2007 to 2008. Mr. Myers received a Bachelor’s degree in Economics/Mathematics from the University of California, Santa Barbara and an MBA from the Rady School of Management at the University of California, San Diego.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Annual Report on Form 10-K, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the years ended December 31, 2015 and 2014, we derived 21.0% and 26.5%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 14.1% as of December 31, 2015, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 13.5% as of December 31, 2014. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

•

The Medicare Improvements for Patients and Providers Act of 2008 retroactively delayed the implementation of competitive bidding for 18 months from previously established dates and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. In addition to the 9.5% reduction under Medicare Improvements for Patients and Providers Act of 2008, the Centers for Medicare and Medicaid Services (CMS) implemented a reduction to the monthly payment amount for stationary oxygen equipment. The monthly payment rate for non-delivery ambulatory oxygen in the relevant period was flat at $51.63. The table below summarizes the increases and decreases in the monthly payment amounts for stationary oxygen equipment. This does not apply for 2016 as the standard allowables were set based on regional averages of the competitive bidding prices as described in the “Business” section and below in this “Risk Factors” section.

	2010	2011	2012	2013	2014	2015
Stationary oxygen percentage rate changes	-1.50%	0.10%	1.60%	0.70%	0.50%	1.50%
Stationary oxygen monthly payment amounts	$173.17	$173.31	$176.06	$177.36	$178.24	$180.92

•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes, among other things, new face-to-face physician encounter requirements for durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue per patient on service if this is enacted. For example, the Company’s patient population is more heavily weighted towards ambulatory patients versus stationary/nocturnal patients seen in the overall Medicare market. In addition, this would likely also impact the number of patients interested in a cash purchase and could increase rental patients and decrease out-of-pocket purchases. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

The Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies.  The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under Round 1 of the Medicare competitive bidding program.  Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare Round two competitive bidding and national mail-order programs.  In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends the CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). CMS concurred with the OIG’s recommendations, observing that the President’s fiscal year 2016 budget recommended limiting Medicaid reimbursement of DME to Medicare rates. In December 2015, the Omnibus bill passed that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) beginning January 1, 2019, including for oxygen. CMS also noted that it communicates frequently with states to inform them of available options for their DME purchasing programs, including manufacturer rebates and competitive bidding.

On January 28, 2016, the Department of Health and Human Services (DHHS) published a final rule to implement Medicare’s face-to-face provisions for home health and DME under the Medicaid program, effective July 1, 2016. Medicaid programs are run by state agencies that must coordinate with state legislative bodies, therefore the state agencies have until July 1, 2017 or July 1, 2018 (depending on the timing of their legislative sessions) to allow state agencies to publish compliant initiatives on this rule. The Medicaid definition of medical supplies, equipment and appliances were aligned with the Medicare definitions. In addition, the DHHS is implementing the requirement for a face-to-face visit related to the beneficiary’s primary need for medical equipment within 6 months prior to the start of durable medical equipment services, including oxygen. These legislative provisions, when enacted, could have an adverse impact on our business, financial conditions and operating results.

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

In October 2014, CMS released a ruling that sets forth methodologies to adjust the fee schedule amounts for items subject to competitive bidding in areas where competitive bidding was not implemented.  The ruling applied rate reductions to all un-bid areas instead of doing an additional bidding process.  The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding.  The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).  Since January 1, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) are based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which is based on the regional competitive bidding rates. Starting on July 1, 2016, reimbursement rates will be 100% of the adjusted fee schedule amount which will be based on regional competitive bidding rates.

The regions are defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data.  Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico.  For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas.  For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding.

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be completely applied starting on July 1, 2016. Revenue from Medicare represented 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas.  We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

CMS has also opened competitive bidding for a round two re-compete, associated with approximately 50% of the market with contracts set to begin July 1, 2016 and continue through December 31, 2018.  CMS updated the product categories and the competitive bidding areas.  Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category.  Round two re-compete is in the same geographic areas that were included in the original round two.  However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing is expected to be announced in winter 2016 according to CMS. To the extent reimbursement for our products is reduced in connection with round two re-compete, it could have a material adverse effect on our business, financial condition and operating results.

CMS has begun the bidding process for the round one 2017 for contracts effective January 1, 2017 through December 31, 2018. Bids were due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market will be impacted by these contracts set to begin January 1, 2017 and continue through December 31, 2018.

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was signed into law which requires Medicare suppliers that bid under the DMEPOS competitive bidding program to obtain a $50,000 to $100,000 bid surety bond for each CBA. The provision is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment.  If the supplier bids at or lower than the median composite bid rate and does not accept a contract offered for a CBA, the bid bond would be forfeited.  The Act also codifies that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements.  We will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts in future competitive bidding rounds.  There are currently 9 CBAs under contract in round one re-compete and 117 CBAs under contract in round two re-compete.  CBAs are defined by Medicare and are subject to change at each new bidding period.  This cost is not expected to be material to our financial results.

Although we continue to monitor developments regarding the implementation of the competitive bidding program, we cannot predict the outcome of the competitive bidding program on our business when fully implemented, nor the Medicare payment rates that will be in effect in future years for the items subject to competitive bidding, including our products. We expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate and a large negative payment adjustment would adversely affect our business, financial conditions and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as frequent subject to unnecessary utilization. The final rule was published on December 30, 2015 and specifies a master list of 135 items that could potentially be subject to PA, including stationary oxygen rentals (E1390). The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”, which has not yet been published in the Federal Register. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional subregulatory guidance on these timelines in the future. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

The Medicare Fee-For-Service (FFS) sequestration reduction has and may continue to negatively impact our revenue and profits.

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% reduction in Medicare payment, including claims for DMEPOS, including in competitive bidding areas.  The claims payment adjustment is applied to all claims after determining coinsurance, any applicable deductible, and any applicable Medicare secondary payment adjustments.  These reductions are included in rental revenue adjustments.  This sequestration reduction will continue until further notice.  As a result, this could adversely affect our financial conditions and results of operations.

We face intense international, national, regional and local competition and if we are unable to compete successfully, it could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks or cylinders.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical) and O2 Concepts. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

For many years, Lincare, Inc. (subsidiary of the Linde Group), Apria Healthcare, Inc., Rotech Healthcare, Inc. and American HomePatient, Inc. (now a subsidiary of Lincare, Inc.) have been among the market leaders in providing oxygen therapy, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Some of our competitors are large, well-capitalized companies with greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

•	significantly greater name recognition;
•	established relationships with healthcare professionals, customers and third-party payors;
•	established distribution networks;
•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;
•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen device products; and
•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 117 competitive bidding areas, and in 2016, prices in non-competitive bidding areas will be adjusted to match competitive bidding prices.

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

In addition to the legislative changes discussed above, the Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $4.2 million, $3.0 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, for research and development efforts, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2015, 2014 and 2013, approximately 28.5%, 35.0% and 40.5%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home system. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a change in supplier; however, there may be delays in switching to these alternative suppliers if our primary source is terminated without notice. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize our Inogen One systems and Inogen At Home systems could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and operating results.

If our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our Inogen One systems and Inogen At Home systems and, as a result, our business, financial condition, and operating results will be harmed until we are able to secure a new facility.

We manufacture our Inogen One systems and Inogen At Home systems at our facility in Richardson, Texas and compressors at our facility in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, this insurance is limited and may not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

Our Inogen One systems and Inogen At Home systems are manufactured using complex processes, sophisticated equipment and strict adherence to specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, regulatory findings, or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

In addition, the introduction of new products may require the development of new manufacturing processes and procedures. While all of our products are assembled using the same basic processes, significant changes in technology, programming, and other variations may be required to meet product specifications. Developing new processes can be very time consuming and affect quality, as such any unexpected difficulty in doing so could delay the introduction of a new product and our ability to produce sufficient quantities of existing products.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than forty countries around the world where we conduct activities and sell our products.  We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage.

We leverage various third parties to sell our products and conduct our business abroad.  We, our distributors and channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations.  As such, we intend to continue to implement an FCPA/anti-corruption compliance program to ensure compliance with such laws but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We may also be subject to other types of claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims and other matters.   The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely impact our business, financial condition, and operating results.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of December 31, 2015, we had an accumulated deficit of $45.1 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company.

Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $32.4 million in EBITDA for that period. As of December 31, 2015, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $133.8 million.

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

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Our existing net operating losses (NOLs) are subject to limitations arising from ownership changes subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  If we undergo one or more future ownership changes our ability to utilize NOLs could be further limited.

Risks related to the regulatory environment

We are subject to extensive Federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions and be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

The federal government and all states in which we currently operate regulate various aspects of our business. In particular, our operations are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a durable medical equipment supplier. Certain of our employees are subject to state laws and regulations governing the professional practices of respiratory therapy.

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to strict government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

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

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. For example, we have experienced a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the Durable Medical Equipment Medicare Administrative Contractors, the Zone Program Integrity Contractors, the Recovery Audit Contractors, and the Comprehensive Error Rate Testing contractors, operating under the direction of the Centers for Medicare and Medicaid Services, and the various state Medicaid Fraud Control Units.

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

Before we can market or sell a medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a pre-market approval application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing.

All of our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended users;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•	the manufacturing process or facilities we use may not meet applicable Quality System requirements.

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

Any modification we make to our Inogen One systems and Inogen At Home system that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, manufacture, design, components, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

If we fail to comply with FDA or state regulatory requirements, we can be subject to enforcement action.

Even after we have obtained regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

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

Approximately 22% of our revenue was from sales outside of the United States for each of the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and implementing regulations could result in significant penalties.

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

If we fail to comply with state and federal fraud and above laws, including anti-kickback, Stark, false claims and anti-inducement laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The “Stark Law” prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes durable medical equipment, if the physician or immediate family member of the physician, has an ownership or investment interest or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback and self-referral laws and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Patient Protection and Affordable Care Act also imposes annual reporting and disclosure requirements on device and drug manufacturers for “transfers of value” made or distributed to licensed physicians and teaching hospitals. Device and drug manufacturers are also required to report and disclose annually any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $.15 million per year (and up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental healthcare program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in non-compliance, we could be subject to civil money penalties of up to $.01 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

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

As of December 31, 2015 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of December 31, 2015, we had four pending U.S. patent applications (of which one has received notice of allowance), twenty-eight issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. From time to time, we have also commenced litigation to enforce our intellectual property rights. For example, we have pursued litigation against Inova Labs Inc. (subsidiary of ResMed) for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees. An adverse decision in this action or in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction and some companies opt not to publish their patent applications, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

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

We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or that relate to our business. We also require our corporate partners, outside scientific collaborators and sponsored researchers, advisors and others with access to our confidential information to sign confidentiality agreements. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, and in such cases we could not assert any trade secret rights against such party. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Union registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act since we are availing ourselves of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

As we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, we identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. We commenced measures to remediate this material weakness during the first quarter of 2015, and remediation has been completed as of December 31, 2015.  Steps we have taken to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of more extensive random and data analytics driven quarterly medical documentation audits, supervisor facsimile and call monitoring, and additional independent scrutiny of medical documentation authenticity.   However, we cannot assure you that our internal controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests.  In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies.  We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Risks related to our common stock

We expect that our stock price will fluctuate significantly, you may have difficulty selling your shares, and you could lose all or part of your investment.

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2015, one holder of approximately 3.5 million shares, or approximately 17.9%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of December 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 36.9% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends of more than $1 million in any fiscal year and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in October 2020, approximately 31,000 square feet of office space in Richardson, Texas under a lease that expires in December 2019, and approximately 24,000 square feet of manufacturing and repair space in Richardson, Texas under a lease that expires in January 2022.  In November 2015, we elected the option to lease an additional approximately 13,000 square feet of manufacturing space in Richardson, Texas under a lease that expires in January 2022. In addition, we lease office space in Smyrna, Tennessee, Huntsville, Alabama, Aurora, Colorado and Middleburg Heights, Ohio under leases expiring in August 2018, June 2018, November 2017 and August 2018, respectively. We also own land and offices in Manitowoc, Wisconsin. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

Inova Labs litigation

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JGB-AN, or the Inova Labs Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients,” or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization,” or the ’136 patent.  We alleged in the Inova Labs Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Inova Labs Lawsuit seeks damages, injunctive relief, costs and attorneys’ fees.

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

The Defendant filed requests with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Inova Labs Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Inova Labs Lawsuit pending outcome of the reexamination and also granted our motion to dismiss the Defendant’s inequitable conduct counterclaim. On December 7, 2015, the U.S. Patent and Trademark Office issued an inter partes Reexamination Certificate for the ‘343 patent. Reexamination proceedings for the ‘136 patent have not concluded.

On February 4, 2016, ResMed announced the completion of the acquisition of Inova Labs Inc.

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against the Company, Raymond Huggenberger, Chief Executive Officer, and Alison Bauerlein, Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities between November 12, 2014 and March 11, 2015. The complaints alleged that the Company, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Securities Exchange Act of 1934, as amended.  Specifically, the complaints alleged that during the purported class period our financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

Separation Design Group litigation

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against the Company in the United States District Court for the Central District of California.  The case is Separation Design Group IP Holdings, LLC v. Inogen, Inc., Case No. 2:15-cv-08323-JAK-JPR, or the SDGIP Lawsuit. On December 7, 2015, the SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.”  SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. We never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit.  SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper.  SDGIP also seeks a permanent injunction against us.

We have and continue to vigorously contest SDGIP’s claims. We have answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses.

Other litigation

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.  Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information and holders

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “INGN” since February 14, 2014. Prior to that time, there was no public market for our common stock.  The following tables set forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market.

Year ended December 31, 2015	High	Low
First quarter	$36.00	$29.06
Second quarter	$45.75	$31.99
Third quarter	$55.98	$39.34
Fourth quarter	$51.12	$34.62

Year ended December 31, 2014	High	Low
First quarter (beginning February 14, 2014)	$21.00	$14.78
Second quarter	$22.62	$13.12
Third quarter	$24.50	$17.72
Fourth quarter	$32.19	$19.16

On February 29, 2016, the closing price for our common stock as reported on the NASDAQ Global Select Market was $34.18 per share.

Stock performance graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index.  This graph assumes an investment of $100 on February 14, 2014 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE YEARS CUMULATIVE TOTAL RETURN SINCE FEBRUARY 14, 2014

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

	2/14/14	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Inogen, Inc.	$100.00	$108.98	$148.91	$136.04	$207.06	$211.16	$294.39	$320.46	$264.62
S & P Healthcare Equipment & Supplies(1)	100.00	99.30	99.87	95.71	112.14	123.15	121.78	111.61	123.35
Russell 2000(2)	100.00	102.07	103.81	95.86	104.83	109.01	109.11	95.78	98.84
NASDAQ Composite(3)	100.00	98.94	103.87	105.88	111.59	115.48	117.50	108.86	117.99

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 29, 2016, there were 19 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit agreement materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors our board of directors deems relevant.

Securities authorized for issuance under equity compensation plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Recent sales of unregistered securities

In November 2015, we issued 15,218 shares of our common stock upon the exercise of warrants at a price per share of $0.30 and received gross proceeds of $4,565. These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as transactions by an issuer not involving a public offering. The recipient acquired the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed thereto.

Issuer purchases of equity securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

Use of proceeds from initial public offering, or IPO, of common stock

On February 20, 2014, we sold 3,529,411 shares in our IPO at a price to the public of $16.00 per share. Additionally, the selling stockholders sold 981,902 shares of common stock (882,352 upon the IPO, and 99,550 of which were sold pursuant to a 30-day option granted to the underwriters). The offering closed on February 20, 2014, as a result of which we received net proceeds of approximately $52.5 million after underwriting discounts of approximately $3.9 million, but before offering expenses of approximately $2.7 million. We did not receive any proceeds from the shares sold by the selling stockholders. J.P. Morgan acted as sole book-running manager for the offering, Leerink Partners acted as lead manager, and William Blair and Stifel acted as co-managers. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act in the section entitled “Use of Proceeds.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” contained elsewhere in this Annual Report on Form 10-K. The selected Condensed Statements of Income (Loss) data for the years ended December 31, 2015, 2014 and 2013 and Condensed Balance Sheet Data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Condensed Statements of Income (Loss) data for the years ended December 31, 2012 and 2011 and Condensed Balance Sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

(amounts in thousands)	Years ended December 31,
Condensed statements of income (loss)	2015	2014	2013	2012	2011
Revenue
Sales revenue	$113,625	$73,096	$44,905	$28,704	$19,657
Rental revenue	45,380	39,441	30,538	19,872	10,977
Total revenue	159,005	112,537	75,443	48,576	30,634
Cost of revenue
Cost of sales revenue	61,553	38,693	24,306	17,384	12,147
Cost of rental revenue	21,194	18,327	12,146	7,243	3,783
Total cost of revenue	82,747	57,020	36,452	24,627	15,930
Gross profit	76,258	55,517	38,991	23,949	14,704
Operating expenses
Research and development	4,180	2,977	2,398	2,262	1,789
Sales and marketing	31,369	24,087	18,375	12,569	9,014
General and administrative	25,658	17,942	13,754	8,289	5,623
Total operating expenses	61,207	45,006	34,527	23,120	16,426
Income (loss) from operations	15,051	10,511	4,464	829	(1,722)
Other expense, net	(324)	(459)	(616)	(247)	(267)
Income (loss) before provision for income taxes	14,727	10,052	3,848	582	(1,989)
Provision (benefit) for income taxes	3,142	3,226	(21,587)	18	13
Net income (loss)	$11,585	$6,826	$25,435	$564	$(2,002)

(amounts in thousands, except share and per share amounts)
Reconciliation of net income (loss) to net income (loss)	Years ended December 31,
attributable to common stockholders - basic and diluted (1)	2015	2014	2013	2012	2011
Numerator—basic:
Net income (loss)	$11,585	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable convertible preferred stock	—	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	11,585	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	—	(7,165)	—	—
Less undistributed earnings to preferred stock - basic	—	(567)	(10,781)	—	—
Net income (loss) attributable to common stockholders - basic	$11,585	$5,272	$211	$(5,217)	$(5,029)
Numerator—diluted:
Net income (loss)	$11,585	$6,826	$25,435	$564	$(2,002)
Less deemed dividend on redeemable convertible preferred stock	—	(987)	(7,278)	(5,781)	(3,027)
Net income (loss) after deemed dividend	11,585	5,839	18,157	(5,217)	(5,029)
Less preferred rights dividend	—	—	(7,165)	—	—
Less undistributed earnings to preferred stock - diluted	—	(514)	(9,625)	—	—
Net income (loss) attributable to common stockholders - diluted	$11,585	$5,325	$1,367	$(5,217)	$(5,029)
Denominator:
Weighted-average common shares-basic common stock	19,398,991	16,182,569	276,535	261,268	249,519
Weighted-average common shares-diluted common stock	20,708,170	18,037,498	2,008,156	261,268	249,519
Net income (loss) per share-basic common stock	$0.60	$0.33	$0.76	$(19.97)	$(20.15)
Net income (loss) per share-diluted common stock	$0.56	$0.30	$0.68	$(19.97)	$(20.15)
Shares excluded from weighted-average common
shares-diluted common stock:
Common stock warrants	—	—	—	233,611	250,997
Preferred convertible stock	—	—	—	14,057,509	10,899,820
Stock options	744,301	546,142	—	1,646,223	1,425,624
Shares excluded from diluted weighted-average common shares-diluted common stock	744,301	546,142	—	15,937,343	12,576,441

(1)

See Note 2 to each of our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.

(amounts in thousands)	Years ended December 31,
Condensed balance sheet data	2015	2014	2013	2012	2011
Cash and cash equivalents	$66,106	$56,836	$13,521	$15,112	$3,906
Working capital	92,831	73,808	14,003	13,077	1,302
Total assets	161,314	140,085	82,397	47,586	24,131
Total indebtedness	315	614	10,649	8,936	9,629
Deferred revenue	6,522	4,492	2,263	1,094	594
Total liabilities	27,296	21,935	26,098	19,011	16,575
Redeemable convertible preferred stock	—	—	118,671	109,345	83,122
Total stockholders' equity (deficit)	$134,018	$118,150	$(62,372)	$(80,770)	$(75,566)

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One G1. From our launch of the Inogen One G1 in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in May 2015, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all six locations in which we conduct business, effective from May 8, 2015 through May 7, 2018. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill the patient or their insurance on their behalf.

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

●

Expand our sales and marketing channels. During the year ended December 31, 2015, we increased our internal sales representatives from 129 to 166. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that currently consists of 14 sales representatives as of December 31, 2015 up from 12 as of December 31, 2014. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, and private label partners.

●

Invest in our product offerings to develop innovative products. We expended $4.2 million, $3.0 million and $2.4 million in 2015, 2014 and 2013, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.  We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our current Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA).  We also expect to launch our fourth-generation portable oxygen concentrator, the Inogen One G4, in the second quarter of 2016 and we expect this product to be smaller, lighter, and less expensive to manufacture than our Inogen One G3 product.

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

We have been developing and refining the manufacturing of our Inogen One systems over the past eleven years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the manifold, compressor, sieve bed and concentrator is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In 2015, 2014 and 2013, approximately 22% of our total revenue was from customers outside the United States, primarily in Europe. To date, most of our revenue has been denominated in United States dollars. Approximately 54% of the non-U.S. revenue for 2015 was invoiced in Euros. The Company did not begin to invoice in Euros until the first quarter of 2015. As of December 31, 2015, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $46.5 million to $159.0 million in 2015 from $112.5 million in 2014, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems and Inogen At Home systems, and growth in rental revenue associated with an increase in the number of patients using Medicare or private payors to rent our products. We generated net income of $11.6 million in 2015 and net income of $6.8 million in 2014.  We generated Adjusted EBITDA of $32.3 million and $24.0 million in 2015 and 2014, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). Adjusted net income was $10.0 million for 2015, compared to Adjusted net income of $6.6 million in 2014 (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2015, our accumulated deficit was $45.1 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 10% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to home medical equipment distributors, oxygen providers, resellers, and private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and DDP (Delivery Duty Paid) for certain international shipments depending on the shipper used.  DDP shipments are Inogen’s property until title has changed, which is upon duty being paid.  As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold 56,600 systems in 2015, 33,200 systems in 2014 and 19,200 in 2013. Management focuses on system sales as an indicator of current business success.

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

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 14.1% as of December 31, 2015, which was slightly higher than the capped patients as a percentage of total patients on service of approximately 13.5% as of December 31, 2014.  The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of December 31, 2015, we had 32,800 oxygen rental patients, an increase from 28,400 oxygen rental patients as of December 31, 2014. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily from private payors, Medicaid and patients, for our rental revenue. For the year ended December 31, 2015, approximately 73.7% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2016 now varies by state instead of the one national standard allowable for previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016 the standard Medicare allowables for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are subject to additional cuts effective July 1, 2016, per competitive bidding guidelines. Those rates have not been announced yet and are subject to the pricing established under the re-bid of round two competitive bidding areas, including any potential adjustments associated with competitive bidding round two re-compete.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted-average prices at which sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support. As of January 1, 2016, competitive bidding was nationalized. All areas previously not subject to bidding had rate reductions applied instead of doing another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). Since January 1, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) are based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which is based on the regional competitive bidding rates. Starting on July 1, 2016, reimbursement rates will be 100% of the adjusted fee schedule amount which will be based on regional competitive bidding rates.

The regions are defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

The Centers for Medicare and Medicaid Services (CMS) defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas. For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

CMS has also re-bid for competitive bidding round two re-compete, associated with approximately 50% of the Medicare market with contracts set to begin July 1, 2016 and continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas. Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing is expected to be announced in winter 2016 according to CMS, and will impact both the zip codes covered under round two and also the rates for the un-bid areas effective July 1, 2016.

CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. Bids were due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market will be impacted by these contracts set to begin January 1, 2017 and continue through December 31, 2018.

The following table sets forth the current Medicare standard allowable reimbursement rates and the weighted-average reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding. The round one re-compete was completed in the same Metropolitan Statistical Areas as round one for the next three-year period starting January 1, 2014 when the original contracts expired.

		Round one
	Round two	re-compete
	weighted-	weighted-
	average	average
	7/1/13-	1/1/14-
	6/30/16	12/31/16
E1390	$93.07	$95.74
E1392	42.72	38.08
Total	$135.79	$133.82

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

Cumulatively in rounds one, two and round one re-compete, we were offered contracts for a substantial majority of the competitive bidding areas and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS.

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete of competitive bidding, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. Collectively, we have incrementally lost access to approximately seven percent of the Medicare market as of July 1, 2013. As a result, on a going forward basis we will continue to have access to approximately 90% of the Medicare market based on our analysis of the 92 competitive bidding areas that we have won out of the 109 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding rounds and instead in these areas the rates are applied as discussed above. The incremental loss of access to approximately seven percent of the Medicare market is not expected to have a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 21.0% of our total revenue in 2015. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients, direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 17 competitive bidding areas where we were not offered contracts was approximately $0.5 million in 2015 and $1.0 million in 2014.

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

We have elected to “grandfather” and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month period and the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases CMS will reimburse for repair costs. After the five year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The provider may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for 2015 and 2014, respectively.

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

In addition to the adoption of the competitive bidding program, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual Consumer Price Index for all Urban Consumers, or CPI-U, updates beginning in 2010.  For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment, “adjustment”, was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services not included in an area subject to competitive bidding. However, the stationary oxygen equipment codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. This does not apply for 2016 as the standard allowables were set for each state based on regional averages of the competitive bidding prices as described previously.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this is enacted. In addition, this would likely also impact the number of patients interested in a cash purchase and could increase rental patients and decrease out-of-pocket purchases. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be applied completely starting on July 1, 2016. Medicare was 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced by 35-40% in these areas. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.  CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018.  CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of December 31, 2015, we had 79 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen providers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% to 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month capped rental periods similar to Medicare although they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 45% from 2009 to 2015. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our Statements of Operations.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period to period. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline.  Quarter over quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors, private label partners and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the years ended December 31, 2015, 2014 and 2013, business-to-business sales as a percentage of total sales revenue were 61.4%, 59.9% and 60.4%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

There are two deliverables when a product that includes a lifetime warranty is sold. The first deliverable is the oxygen concentrator equipment which comes with a standard warranty of three years. The second deliverable is the lifetime warranty that provides for a functional oxygen concentrator for the remaining life of the patient. These two deliverables qualify as separate units of accounting.

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

After applying the relative selling price method, revenue from equipment sales is recognized when all other revenue recognition criteria for product sales are met. Lifetime warranty revenue is deferred for the first three years and is recognized using the straight-line method during the fourth and fifth year after the delivery of the equipment which is the estimated usage period of the contract based on the average patient life expectancy.

Freight revenue consists of fees associated with the deployment of products internationally or domestically, when expedited freight options or minimum order quantities are not met. Freight revenue is a percentage markup of freight costs.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One systems and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to lower reimbursement rates due to the nationalization of competitive bidding and continued reimbursement declines and increases in capped patients on service.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840 — Leases. We have a separate contract with each patient that is not subject to a master lease agreement with any payor. The lease term begins on the date products are shipped to patients and is recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month. Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not billed. The estimate of unbilled rental revenue accrual is based on historical trends and estimates of future collectability.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, quality assurance, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, and depreciation expense. We provide a three-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold.  We established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of shipment.

We expect the average unit costs of our Inogen One systems and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, and increase production volume and yields.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense and service costs for rental patients, including rework costs, material, labor, freight, consumable disposables and logistics costs.

We expect the average rental service costs per patient to decline in future periods as a result of our ongoing efforts to reduce logistics costs, material, labor and depreciation.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support, including our efforts related to the upcoming Inogen One G4.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy. Our sales and marketing expense consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. They also include expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014 and 2015, primarily due to an increase in the sales force and the increasing number of rental patients, and we expect a further increase in 2016 as we continue to increase sales and marketing activities.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, consulting fees, facilities costs, bad debt expense, and board of directors expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Our other income (expense), net consisted primarily of foreign currency translation losses in 2015, interest expense related to our revolving credit and term loan agreement in 2014 and 2013, and interest income driven by the interest accruing on cash, cash equivalents and short-term investments. Other income (expense), net also includes the change in valuation of warrant liability based on the Monte Carlo valuation model in 2014.

Income taxes

We account for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

We account for uncertainties in income tax in accordance with ASC 740-10—Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties on income taxes, if any, within income tax provision (benefit). No significant interest or penalties were recognized during the periods presented.

As of December 31, 2015, we had $58.4 million and $39.0 million of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2016 for federal and state purposes, respectively, if not utilized. As of December 31,

2015, we had federal and California research and development credit carryforward of $1.5 million and $1.6 million, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Our existing net operating loss and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and if we undergo one or more future ownership changes our ability to utilize these carryforwards could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. Due to overall cumulative losses incurred over the years, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2012. As of December 31, 2013, we evaluated the current facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance at December 31, 2013.

As of December 31, 2015 and 2014, we were able to determine that, based upon future projections of income, it is more likely than not that all of our federal net operating losses will be utilized before they expire. However, we determined that it is more likely than not that some of our California net operating losses will expire unused and therefore we have a valuation allowance of $1.7 million relating to these net operating losses as of December 31, 2015. In the current period, we released (or reversed) $1.2 million of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $29.8 million ($1.7 million tax effected) of the California net operating losses are more likely than not to be utilized.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2012 for federal and 2011 to 2012 for various state tax purposes. However, the net operating loss generated on our federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Result of operations

Comparison of years ended December 31, 2015 and 2014

Revenue

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Sales revenue	$113,625	$73,096	$40,529	55.4%	71.5%	65.0%
Rental revenue	45,380	39,441	5,939	15.1%	28.5%	35.0%
Total revenue	$159,005	$112,537	$46,468	41.3%	100.0%	100.0%

Sales revenue increased $40.5 million to $113.6 million for the year ended December 31, 2015 from $73.1 million for the year ended December 31, 2014, or an increase of 55.4% over the comparable year. The increase was primarily attributable to a 23,400 unit increase in the number of oxygen systems sold. We sold 56,600 oxygen systems during the year ended December 31, 2015, or an increase of 70.5% over the comparable year.  The increase in the number of systems sold in 2015 included sales of the new Inogen At Home stationary system that was first introduced in the fourth quarter of 2014.

Rental revenue increased $5.9 million to $45.4 million for the year ended December 31, 2015 from $39.4 million for the year ended December 31, 2014, or an increase of 15.1% over the comparable year. The increase was primarily attributable to the increase in net rental patients to 32,800 as of December 31, 2015 from 28,400 as of December 31, 2014. The net patient increase was primarily attributable to additional marketing efforts, increased sales personnel and productivity improvements, partially offset by an increase in the minimum requirements for available billable months for new rental customers. In addition, rental revenue adjustments came in slightly lower as a percentage of gross rental revenue, which was partially offset by lower average amounts billed per patient on service in the year ended December 31, 2015 versus the year ended December 31, 2014.

(amounts in thousands)	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
Revenue by region and category	2015	2014	$	%	2015	2014
Business-to-business domestic sales	$34,440	$19,343	$15,097	78.0%	21.7%	17.2%
Business-to-business international sales	35,345	24,443	10,902	44.6%	22.2%	21.7%
Direct-to-consumer domestic sales	43,840	29,310	14,530	49.6%	27.6%	26.1%
Direct-to-consumer domestic rentals	45,380	39,441	5,939	15.1%	28.5%	35.0%
Total revenue	$159,005	$112,537	$46,468	41.3%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 78.0% and 49.6%, respectively, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in domestic business-to-business sales was primarily the result of increased demand from our private label distributor (which began in the first quarter of 2015) and resellers, as well as increased consumer demand for our products due to our marketing efforts and the marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of the additional internal sales representatives in the fourth quarter of 2014 and throughout 2015, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental customer set-ups. In addition, the new Inogen At Home stationary system was introduced in the fourth quarter of 2014 which added additional sales in 2015 versus 2014.

Business-to-business international sales increased 44.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to continued demand in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of December 31, 2015, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as additional opportunities are cultivated. Of our international sales revenue in the year ended December 31, 2015, 89.5% was in Europe, compared to 87.6% in the comparative period in 2014.

Our rental revenue increase was primarily attributable to the net 15.5% increase in the number patients on service to 32,800 as of December 31, 2015 versus 28,400 as of December 31, 2014. In addition, rental revenue adjustments for the year ended December 31, 2015 came in slightly lower as a percentage of gross rental revenue, which was partially offset by lower average amounts billed per patient on service compared to the year ended December 31, 2014.  In addition, the number of unbilled patients in the capped period increased to 14.1% as of December 31, 2015 from 13.5% as of December 31, 2014, for which $0 revenue was recognized for these patients.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months.  We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to lower reimbursement rates in connection with the nationalization of competitive bidding and continued reimbursement declines.  While we are monitoring the implementation of this ruling, we believe that the net effect of the ruling would be an approximately 2.5-3.5% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be applied completely starting on July 1, 2016.

Cost of revenue and gross profit

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Cost of sales revenue	$61,553	$38,693	$22,860	59.1%	38.7%	34.4%
Cost of rental revenue	21,194	18,327	2,867	15.6%	13.3%	16.3%
Total cost of revenue	$82,747	$57,020	$25,727	45.1%	52.0%	50.7%

Gross profit - sales revenue	$52,072	$34,403	$17,669	51.4%	32.7%	30.6%
Gross profit - rental revenue	24,186	21,114	3,072	14.5%	15.2%	18.8%
Total gross profit	$76,258	$55,517	$20,741	37.4%	48.0%	49.3%

Gross margin percentage - sales revenue	45.8%	47.1%
Gross margin percentage- rental revenue	53.3%	53.5%
Total gross margin percentage	48.0%	49.3%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $22.9 million to $61.6 million for the year ended December 31, 2015 from $38.7 million for the year ended December 31, 2014, or an increase of 59.1% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $2.9 million to $21.2 million for the year ended December 31, 2015 from $18.3 million for the year ended December 31, 2014, or an increase of 15.6% over the comparable year. The increase in cost of rental revenue was primarily attributable to an increase of rental patients and related rental asset depreciation, repair costs, disposables, product exchange and logistics costs. Cost of rental revenue included $12.0 million of rental asset depreciation for the year ended December 31, 2015 versus $10.3 million for the year ended December 31, 2014.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin decreased to 45.8% for the year ended December 31, 2015 from 47.1% for the year ended December 31, 2014.  The decrease in sales revenue gross margin was primarily related to a shift in sales mix towards lower margin business-to-business customer sales domestically versus direct-to-consumer sales which carry higher gross margins. The increased demand from domestic business-to-business channels was primarily the result of the introduction of private label sales intended to increase volume and market share at lower average selling prices, increased reseller demand, and strategic price concessions in our business-to-business channels worldwide primarily due to increased volume and currency fluctuations. While the change in mix drove higher total sales revenue, there was an overall 8.8% decline in revenue per sales unit, which had a negative impact on gross margin. This was partially offset by a decrease in overall sales cost of goods sold per unit sold of 6.7%, largely driven by lower material and freight costs.

Rental revenue gross margin decreased slightly to 53.3% for the year ended December 31, 2015 from 53.5% for the year ended December 31, 2014, largely due to slight declines in net rental revenue per patient.

The overall gross margin decreased to 48.0% for the year ended December 31, 2015 from 49.3% for the year ended December 31, 2014. This decline was consistent with the overall mix of sales and rental revenue as discussed above.

Research and development expense

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Research and development expense	$4,180	$2,977	$1,203	40.4%	2.6%	2.6%

Research and development expense increased $1.2 million to $4.2 million for the year ended December 31, 2015 from $3.0 million for the year ended December 31, 2014, or an increase of 40.4% over the prior year. As a percent of revenue, research and development expense was essentially flat at 2.6% of revenue for each of the years ended December 31, 2015 and 2014. The increase was primarily attributable to a $0.8 million increase in personnel-related expenses for engineering projects and $0.3 million for product development expense.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support, including our efforts related to the new Inogen One G4.

Sales and marketing expense

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Sales and marketing expense	$31,369	$24,087	$7,282	30.2%	19.7%	21.4%

Sales and marketing expense increased $7.3 million to $31.4 million for the year ended December 31, 2015 from $24.1 million for the year ended December 31, 2014, or an increase of 30.2% over the comparable year. The increase was primarily attributable to $4.4 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $2.3 million of wages and payroll tax expense, $0.8 million of commissions and bonus expense, and $0.6 million additional stock compensation expense), $0.9 million of additional media/printing expenses and $0.8 million in higher credit card processing fees. We also incurred an additional $0.7 million in personnel-related costs for our client services and clinical teams as well as $0.3 million for non-warranty repair costs. In the year ended 2015, we spent $4.7 million in media and advertising costs compared to $3.3 million in the comparative period in 2014.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
General and administrative expense	$25,658	$17,942	$7,716	43.0%	16.1%	15.9%

General and administrative expense increased $7.7 million to $25.7 million for the year ended December 31, 2015 from $17.9 million for the year ended December 31, 2014, or an increase of 43.0% over the comparable year. The increase was primarily attributable to $3.0 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance (which included an additional $1.1 million of stock compensation expense and an additional $1.9 million of wages, bonus and payroll tax expense), $1.0 million of bad debt expense primarily related to our rental revenues, $1.9 million of audit/tax/legal fees ($1.8 million was for the audit committee investigation and class action lawsuit that were both concluded in the second quarter of 2015) and $1.6 million of additional outside services, dues, and insurance expense.  Bad debt expense, expressed as a percentage of total revenue, was 1.7% and 1.5% in the years ended December 31, 2015 and December 31, 2014, respectively.

We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. In addition, as our patient base increases, we expect our billing and administration costs to increase in absolute dollars and our bad debt expense to increase in absolute dollars as our revenue increases.

Other income (expense), net

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Interest expense	$(22)	$(449)	$427	-95.1%	0.0%	-0.4%
Interest income	102	42	60	142.9%	0.1%	0.0%
Revaluation of preferred stock warrant liability	—	36	(36)	-100.0%	0.0%	0.0%
Other income (expense)	(404)	(88)	(316)	359.1%	-0.3%	-0.1%
Total other expense, net	$(324)	$(459)	$135	-29.4%	-0.2%	-0.4%

Total other expense, net, decreased to $0.3 million for the year ended December 31, 2015 from $0.5 million for the year ended December 31, 2014. The decrease was primarily due to the reduction in interest expense associated with outstanding bank debt balances which were paid off during the third quarter of 2014, partially offset by the increase in loss on foreign currency transactions related to the import of our goods into the European Union and other currency translation losses from the sale of goods in Euros. Value added tax (VAT) was also paid in Euros upon import, reclaimed, and reimbursed so was subject to Euro currency translation losses.  Fluctuations in the Euro currency to the U.S. dollar exchange rate as well as the decrease in interest expense due to lower average debt balances under our revolving credit and term loan agreement compared to prior year resulted in a decrease in net other expense in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Income tax expense

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Income tax expense	$3,142	$3,226	$(84)	-2.6%	2.0%	2.9%
Effective income tax rate	21.3%	32.1%

The decrease in the provision for income taxes for the year ended December 31, 2015 compared to the prior year period was primarily due to tax benefit adjustments of $1.6 million mainly related to a decrease in the valuation allowance related to California net operating losses recorded in the third and fourth quarters of 2015 and an increase in equity compensation deductions. The tax provision from 2014 included a tax benefit adjustment of $0.3 million primarily related to a decrease in the valuation allowance related to net operating losses. These benefits were partially offset by an increase in income before provision for income taxes to $14.7 million in 2015 compared to $10.1 million in 2014.

Net income

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Net income	$11,585	$6,826	$4,759	69.7%	7.3%	6.1%

The increase in net income was primarily related to the increase in revenues of 41.3% over the prior year, and the decrease in the effective tax rate to 21.3% for the year ended December 31, 2015 compared to 32.1% for the year ended December 31, 2014.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months. The following table summarizes our quarterly net sales, gross profit and income from operations:

(amounts in thousands)
Quarterly Results 2015	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$33,752	$44,029	$40,778	$40,446
Gross profit	16,023	20,822	19,375	20,038
Net income	1,572	3,459	2,696	3,858

(amounts in thousands)
Quarterly Results 2014	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$23,633	$30,393	$29,393	$29,118
Gross profit	11,938	15,114	14,649	13,816
Net income	888	2,286	2,133	1,519

Comparison of years ended December 31, 2014 and 2013

Revenue

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Sales revenue	$73,096	$44,905	$28,191	62.8%	65.0%	59.5%
Rental revenue	39,441	30,538	8,903	29.2%	35.0%	40.5%
Total revenue	$112,537	$75,443	$37,094	49.2%	100.0%	100.0%

Sales revenue increased $28.2 million to $73.1 million for the year ended December 31, 2014 from $44.9 million for the year ended December 31, 2013, or an increase of 62.8% over the comparable year. The increase was attributable to an increase in the number of systems sold primarily related to expansion of the Inogen One G3 product line, an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts, and an increase in business-to-business sales worldwide as the adoption of portable oxygen concentrators improved. As we expected, the growth in sales revenue was not materially impacted by the reduced reimbursement rates resulting from competitive bidding.

Rental revenue increased $8.9 million for the year ended December 31, 2014 to $39.4 million for the year ended December 31, 2014 from $30.5 million for the year ended December 31, 2013, or an increase of 29.2% over the comparable year.   The increase was attributable to the increase in rental patients to 28,400 as of December 31, 2014 from 21,300 as of December 31, 2013, primarily due to additional marketing efforts and increased sales personnel. This increase was partially offset by the reduced reimbursement rates resulting from round two competitive bidding that became effective on July 1, 2013 and round one re-compete competitive bidding that became effective January 1, 2014.

(amounts in thousands)	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
Revenue by region and category	2014	2013	$	%	2014	2013
Business-to-business domestic sales	$19,343	$10,334	$9,009	87.2%	17.2%	13.7%
Business-to-business international sales	24,443	16,766	7,677	45.8%	21.7%	22.2%
Direct-to-consumer domestic sales	29,310	17,805	11,505	64.6%	26.1%	23.6%
Direct-to-consumer domestic rentals	39,441	30,538	8,903	29.2%	35.0%	40.5%
Total revenue	$112,537	$75,443	$37,094	49.2%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer increased 87.2% and 64.6%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in domestic business-to-business sales was a result of increased consumer demand for our products due to the hiring of the additional internal sales representatives in the fourth quarter of 2014, our marketing efforts and the marketing efforts of our partners. The increase in direct-to-consumer sales was primarily a result of our additional internal sales representative hires, our refocus on direct-to-consumer sales versus rental set-ups, and strong consumer demand for our products.

The business-to-business international sales increased 45.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to continued strong demand primarily in Europe and partially due to the approval of our Inogen One G3 system for reimbursement in France and Germany in the second half of 2014. As of December 31, 2014, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the year ended December 31, 2014, 87.6% was in Europe.

Cost of revenue and gross profit

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Cost of sales revenue	$38,693	$24,306	$14,387	59.2%	34.4%	32.2%
Cost of rental revenue	18,327	12,146	6,181	50.9%	16.3%	16.1%
Total cost of revenue	$57,020	$36,452	$20,568	56.4%	50.7%	48.3%

Gross profit - sales revenue	$34,403	$20,599	$13,804	67.0%	30.6%	27.3%
Gross profit - rental revenue	21,114	18,392	2,722	14.8%	18.8%	24.4%
Total gross profit	$55,517	$38,991	$16,526	42.4%	49.3%	51.7%

Gross margin percentage - sales revenue	47.1%	45.9%
Gross margin percentage- rental revenue	53.5%	60.2%
Total gross margin percentage	49.3%	51.7%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to customer specifications. The cost of sales revenue increased $14.4 million to $38.7 million for the year ended December 31, 2014 from $24.3 million for the year ended December 31, 2013, or an increase of 59.2% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material and labor and overhead costs for our products associated with better sourcing and increased volumes. We expect the cost of sales as a percentage of sales revenue to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $6.2 million to $18.3 million for the year ended December 31, 2014 from $12.1 million for the year ended December 31, 2013, or an increase of 50.9% over the comparable year.  The increase in cost of rental revenue was attributable to an increase of rental patients and related rental assets, depreciation and product exchange and logistics costs. Cost of rental revenue included $10.3 million of rental asset depreciation for year ended December 31, 2014 versus $7.1 million for the year ended December 31, 2013.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 47.1% for the year ended December 31, 2014 from 45.9% for the year ended December 31, 2013.   The increase in sales revenue gross margin was partially due to increased sales mix toward our higher margin Inogen One G3 as compared to our Inogen One G2, and the continued shift towards direct-to-consumer sales revenue in our revenue mix. Rental revenue gross margin decreased to 53.5% for the year ended December 31, 2014 from 60.2% for the year ended December 31, 2013 primarily due to lower rental reimbursement rates resulting from round two competitive bidding that became effective July 1, 2013 and round one re-compete competitive bidding that became effective January 1, 2014. The overall gross margin decreased to 49.3% for the year ended December 31, 2014 from 51.7% for the year ended December 31, 2013.   This decline was consistent with the mix in sales revenue gross margin and the decline in rental revenue gross margin.

Research and development expense

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Research and development expense	$2,977	$2,398	$579	24.1%	2.6%	3.2%

Research and development expense increased $0.6 million to $3.0 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013, or an increase of 24.1% over the comparable year.  The increase was primarily attributable to a $0.7 million increase in personnel-related expenses which included $0.3 million additional bonus expense and $0.2 million additional stock compensation expense, partially offset by a decrease of $0.1 million in other research and development related costs.

Sales and marketing expense

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Sales and marketing expense	$24,087	$18,375	$5,712	31.1%	21.4%	24.4%

Sales and marketing expenses increased $5.7 million to $24.1 million for the year ended December 31, 2014 from $18.4 million for the year ended December 31, 2013, or an increase of 31.1% over the comparable year.  The increase was primarily attributable to $2.9 million of personnel-related expenses as a result of increased sales and marketing headcount to support the growth of our business, $1.3 million of media-related marketing and software licensing costs, $0.5 million of personnel-related and outside services expenses for customer care and clinical services to support our increased rental patient base, $0.4 million of sales incentives and giveaways, $0.3 million of higher credit card processing fees, and $0.3 million of higher facilities costs allocated to sales and marketing as well as other general expenses.

General and administrative expense

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
General and administrative expense	$17,942	$13,754	$4,188	30.4%	15.9%	18.2%

General and administrative expenses increased $4.2 million to $17.9 million for the year ended December 31, 2014 from $13.8 million for the year ended December 31, 2013, or an increase of 30.4% over the comparable year.   The increase was primarily attributable to $1.7 million of personnel-related expenses as a result of increased headcount in billing, finance, information technology, human resources and compliance, $0.8 million of costs associated with being a public company in 2014, $0.4 million of legal costs, $0.4 million of licenses and fees, $0.3 million of depreciation, $0.2 million of bank charges, $0.2 million of patent defense costs, $0.2 million of information technology professional fees, and $0.2 million of state franchise taxes.  These increases were partially offset by a decrease in bad debt expense of $0.4 million. Bad debt expense, expressed as a percentage of total revenue, was 1.5% and 2.7% in the years ended December 31, 2014 and December 31, 2013, respectively.

Other income (expense), net

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Interest expense	$(449)	$(562)	$113	-20.1%	-0.4%	-0.7%
Interest income	42	12	30	250.0%	0.0%	0.0%
Revaluation of preferred stock warrant liability	36	(262)	298	-113.7%	0.0%	-0.3%
Other (expense) income	(88)	196	(284)	*	-0.1%	0.3%
Total other expense, net	$(459)	$(616)	$157	-25.5%	-0.4%	-0.8%
* not measured

Other income (expense), net, decreased $0.2 million to $0.5 million for the year ended December 31, 2014 from $0.6 million for the year ended December 31, 2013, or a decrease of 25.5% over the comparable year.  The decrease was primarily due to lower interest expense in 2014, which was driven by the decrease in average debt balances under our revolving credit and term loan agreement in 2014 compared to the prior year. Other income, net, in 2013 was primarily associated with investment income received in connection with the sale of our interest in our former product liability insurance company. This other income was not expected to recur in future periods.  Other expense, net, in 2014 consisted primarily of loss on foreign currency transactions related to the import of our goods into the European Union. Value added tax (VAT) was paid upon import, reclaimed, and reimbursed in Euros. Fluctuations in the Euro to US Dollar exchange rate resulted in a net expense.  The increase in preferred stock warrant liability was due to the revaluation of our preferred stock warrants outstanding through a Monte Carlo valuation model due to higher enterprise value and the increased likelihood of an initial public offering during the year ended December 31, 2014 compared to December 31, 2013.

Income tax expense (benefit)

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Income tax expense (benefit)	$3,226	$(21,587)	$24,813	-114.9%	2.9%	-28.6%
Effective income tax rate	32.1%	-561.0%

The increase in the provision for income taxes for the year ended December 31, 2014 was primarily driven by the change in the Company’s deferred tax asset valuation allowance in 2013. As of September 30, 2013, the Company maintained a full valuation allowance against its federal and state deferred tax assets. In December of 2013, the Company evaluated its facts and circumstances and concluded that it was appropriate to release valuation allowances, which created a tax benefit adjustment of $21.8 million.

Net income

	Years ended December 31,		Change 2014 vs. 2013		% of Revenue
(amounts in thousands)	2014	2013	$	%	2014	2013
Net income	$6,826	$25,435	$(18,609)	-73.2%	6.1%	33.7%

The decrease in net income for the year ended 2014 compared to the year ended 2013 primarily related to the release of valuation allowances, which created a tax benefit adjustment of $21.8 million in the year ended December 31, 2013 compared to $0.3 million in the year ended December 31, 2014. These tax benefits were partially offset by an increase in income before provision (benefit) for income taxes to $10.1 million in 2014 compared to $3.8 million in 2013.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months. The following table summarizes our quarterly net sales, gross profit and income from operations:

(amounts in thousands)
Quarterly Results 2014	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$23,633	$30,393	$29,393	$29,118
Gross profit	11,938	15,114	14,649	13,816
Net income	888	2,286	2,133	1,519

(amounts in thousands)
Quarterly Results 2013	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$15,747	$20,157	$19,777	$19,762
Gross profit	8,117	11,057	9,642	10,175
Net income	730	1,960	774	21,971

Liquidity and capital resources

As of December 31, 2015, we had cash and cash equivalents of $66.1 million, which consisted of highly-liquid investments with an original maturity of ninety days or less. In addition, we held $16.8 million in certificates of deposits which had maturities greater than ninety days, but less than twelve months, and which were classified as short-term investments.  Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of December 31, 2015, we had $0.3 million debt outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three-year working capital revolving line of credit which replaced the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances is the London Interbank Offer Rate (LIBOR) plus 1.25%.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, N.A. has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2015, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $32.4 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $133.8 million. As of December 31, 2015, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the year ended December 31, 2015 consisted of the funding of our capital expenditures including additional rental assets of $10.2 million and the net purchase of available-for-sale investments of $16.8 million.  We believe that our current cash, cash equivalents, short-term investments, available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals, will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods indicated:

(amounts in thousands)	Years ended December 31,
Summary of cash flows	2015	2014	2013
Cash provided by operating activities	$38,161	$15,697	$13,467
Cash used in investing activities	(29,305)	(16,254)	(18,142)
Cash provided by financing activities	381	43,872	3,084
Effect of exchange rates on cash	33	—	—
Net increase (decrease) in cash and cash equivalents	$9,270	$43,315	$(1,591)

(amounts in thousands)	December 31,
Working capital	2015	2014
Cash and cash equivalents	$66,106	$56,836
Short-term investments	16,793	—
Accounts receivable, net	19,872	19,349
Inventories, net	8,648	7,616
Deferred cost of revenue	397	515
Income tax receivable	2,158	2,129
Deferred tax asset	—	4,976
Prepaid expenses and other current assets	870	1,122
Total current assets	114,844	92,543

Accounts payable and accrued expenses	12,867	11,273
Accrued payroll	5,271	4,066
Current portion of long-term debt	315	299
Warranty reserve	1,226	781
Deferred revenue	2,323	2,316
Income tax payable	11	—
Total current liabilities	22,013	18,735

Net working capital	$92,831	$73,808

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

Net cash provided by operating activities for the year ended December 31, 2015 consisted primarily of our net income of $11.6 million adjusted for non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $14.0 million, provision for rental revenue adjustments of $8.5 million, deferred tax assets of $4.8 million, provision for sales returns of $4.9 million, stock-based compensation expense of $3.6 million, provision for doubtful accounts of $2.7 million and loss on disposal of rental units of $1.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $14.9 million, of which $19.0 million was due to a net increase in accounts receivable, inventory and other current assets during this period, a net increase of $1.7 million in income tax receivable, partially offset by a net increase of $2.0 million of deferred revenue, $1.6 million of accounts payable, $1.2 million of accrued payroll and $0.1 million of the warranty reserve.

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

For the year ended December 31, 2015, we invested $36.6 million primarily in certificates of deposits with maturities greater than ninety days and less than twelve months that were classified as short-term investments, partially offset by $19.8 million in maturities of available-for-sale investments. In addition, we invested $10.2 million in rental assets and $2.2 million in other property, equipment, and leasehold improvements.

We expect to continue investing in property and equipment as we expand our operations. Our business is inherently capital intensive. For example, we expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator products and, in connection with our rental business, we incur expense in the deployment of rental products to our patients. Investments will continue to be required in order to grow our revenue.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $2.3 million from the proceeds of stock options that were exercised and purchases under our employee stock purchase program. This was partially offset by $1.6 million of excess tax benefits from stock-based compensation arrangements on the exercise of employee stock options and $0.3 million of payments on our contractual obligation.

Accounts receivable

Gross accounts receivable before allowance for doubtful accounts, rental adjustments and sales returns increased $2.9 million, or 12.7%, to $26.0 million at December 31, 2015 from $23.1 million at December 31, 2014.

Included in accounts receivable were earned but held and unbilled receivables of $5.2 million at December 31, 2015 and $3.7 million at December 31, 2014. Delays, ranging from a day to several weeks between the date of service, and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but held and unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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

Gross accounts receivable balance concentrations by major category as of December 31, 2015 and December 31, 2014 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2015		December 31, 2014
Gross accounts receivable outstanding	$	%	$	%
Medicare	$10,510	40.4%	$6,811	29.5%
Medicaid/other government	683	2.6%	880	3.8%
Private insurance	4,852	18.6%	6,437	27.9%
Patient responsibility	3,603	13.9%	2,408	10.4%
Business to business & other receivables	6,369	24.5%	6,558	28.4%
Total gross accounts receivable	$26,017	100.0%	$23,094	100.0%

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of December 31, 2015 and December 31, 2014 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2015		December 31, 2014
Net accounts receivable outstanding	$	%	$	%
Medicare	$7,441	37.4%	$6,128	31.7%
Medicaid/other government	550	2.8%	711	3.7%
Private insurance	3,895	19.6%	4,802	24.8%
Patient responsibility	2,060	10.4%	1,503	7.8%
Business to business & other receivables	5,926	29.8%	6,205	32.0%
Total net accounts receivable	$19,872	100.0%	$19,349	100.0%

The following table sets forth the percentage breakdown of our net accounts receivable (gross accounts receivable net of allowances) by aging category by invoice date as of December 31, 2015 and December 31, 2014.

	As of		As of
(amounts in thousands)	December 31, 2015		December 31, 2014
Net accounts receivable by aging category	$	%	$	%
Held & Unbilled	$4,140	20.8%	$3,653	18.9%
Aged 0-90 days	10,818	54.5%	11,557	59.7%
Aged 91-180 days	1,666	8.4%	1,656	8.6%
Aged 181-365 days	2,446	12.3%	2,209	11.4%
Aged over 365 days	802	4.0%	274	1.4%
Total net accounts receivable	$19,872	100.0%	$19,349	100.0%

The following table sets forth the percentage breakdown of our allowances to accounts receivable as of December 31, 2015 and December 31, 2014.

	As of		As of
(amounts in thousands)	December 31, 2015		December 31, 2014
Percentage of allowance to gross accounts receivable	$	%	$	%
Bad debt reserve	$1,664	6.4%	$1,180	5.1%
Rental adjustments & write-offs reserve	4,115	15.8%	2,392	10.4%
Direct-to-consumer sales returns reserve	366	1.4%	173	0.7%
Total percentage of allowance to gross accounts receivable	$6,145	23.6%	$3,745	16.2%

The increase in total percentage of our allowances to accounts receivable to 23.6% as of December 31, 2015 from 16.2% as of December 31, 2014 was primarily related to the increase in patient responsibility and growth of our held and unbilled accounts receivable balances and the increased age of Medicare related receivables. We have increased billing staff to decrease past-due balances and held and unbilled to 66 as of December 31, 2015 from 52 as of December 31, 2014. In addition, we have implemented new collection procedures with third-party collection agencies to achieve higher collectability rates, as well as timelier payment processing from Medicare, Medicaid and third-party, payors whereby they assist with the follow-up and completion of additional requests from these payors to expedite payment.  We believe our reserves are adequate and properly present the collectability of our outstanding accounts receivable balances based on our analysis of these balances.  We review the accounts receivables on a monthly basis to assess the allowance for doubtful accounts, and adjust the reserves accordingly.

The ultimate collection of accounts receivable may not be known for several months due to the time required for claims to be processed by the payors and patients, and for additional documentation to be submitted in the case of denials, which may further prolong the collection process. In addition, certain receivables are transferred to a third-party processor and we cannot anticipate the timing of those collections or whether they will be successful. We record bad debt expense based on a percentage of revenue using historical data specific to us. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, bad debt write-offs, aged accounts receivable and consideration of any payor-specific concerns. The determination that an account is uncollectible and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time.

We do not use an aging threshold for account receivable write-offs. However, the age of an account balance may provide an indication that collection procedures have been exhausted, and would be considered in the review and approval of an account balance write-off.

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2015 was $38.2 million compared to $15.7 million in the year ended December 31, 2014. As of December 31, 2015 we had cash and cash equivalents of $66.1 million and available borrowing capacity under our working capital revolving line of credit of $15.0 million.

We believe, based on our current operating plan, that our existing cash, cash equivalents, short-term investments, cash generated from operating activities and available borrowings under our borrowing arrangements will be sufficient to fund capital expenditures, operating expenses and other cash requirements for at least the next twelve months. In the future, we may make material investments in, or acquisitions of, complementary businesses, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and Adjusted net income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted net income to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. EBITDA, Adjusted EBITDA, and Adjusted net income should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA, and Adjusted EBITDA, and Adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA, and Adjusted net income in the same manner as we calculate these measures.

We include EBITDA, Adjusted EBITDA and Adjusted net income in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrants, and the impact of stock-based compensation expense. Because EBITDA, Adjusted EBITDA and Adjusted net income facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted net income for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and Adjusted net income and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA, Adjusted EBITDA and Adjusted net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Adjusted net income do not reflect our cash expenditures for capital equipment or other contractual commitments;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted net income do not reflect capital expenditure requirements for such replacements;

•	EBITDA, Adjusted EBITDA and Adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA, Adjusted EBITDA, and Adjusted net income do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and
•	other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA and Adjusted net income measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA, Adjusted EBITDA, and Adjusted net income you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA, Adjusted EBITDA and Adjusted net income should not be construed as an inference that our future results will be unaffected by certain expenses.  When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and Adjusted net income alongside other financial performance measures, including other GAAP results.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted net income to our net income, the most comparable GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
EBITDA and Adjusted EBITDA	2015	2014	2013
Net income (GAAP)	$11,585	$6,826	$25,435
Non-GAAP adjustments:
Interest expense	22	449	562
Interest income	(102)	(42)	(12)
Provision (benefit) for income taxes	3,142	3,226	(21,587)
Depreciation and amortization	14,012	12,080	8,544
EBITDA (Non-GAAP)	28,659	22,539	12,942
Change in fair value of preferred stock warrant liability	—	(36)	262
Stock-based compensation	3,640	1,451	230
Adjusted EBITDA (Non-GAAP)	$32,299	$23,954	$13,434

Net income (GAAP)	$11,585	$6,826	$25,435
Non-GAAP adjustments:
Tax benefit adjustments(3)	(1,570)	(258)	(21,807)
Adjusted net income (non-GAAP)	$10,015	$6,568	$3,628

(amounts in thousands, except share and per share amounts)	Years ended December 31,
Pro-forma non-GAAP results of EPS calculation (1)(2)	2015	2014	2013
Net income attributable to common stockholders	$11,585	$5,839	$18,157
Add back deemed dividend on redeemable convertible preferred stock	—	987	7,278
Pro-forma net income attributable to common stockholders	$11,585	$6,826	$25,435

Pro-forma net income per share - basic common stock	$0.60	$0.38	$1.74
Pro-forma net income per share - diluted common stock	$0.56	$0.35	$1.55

Denominator:
Pro-forma weighted-average common shares - basic common stock	19,398,991	17,924,357	14,636,950
Pro-forma weighted-average common shares - diluted common stock	20,708,170	19,779,291	16,368,571
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

(3)

Tax benefit adjustments related to the release and adjustment of the valuation allowances associated with the net operating loss carryforwards for years ended December 31 2015, 2014 and 2013, respectively.

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

The Comerica revolving credit and term loan agreement also provided for a pre-existing term loan facility for rental assets amounting to up to $3.0 million, which we refer to as Term Loan A, a pre-existing term loan facility for rental assets amounting to up to $8.0 million, which we refer to as Term Loan B, a new term loan facility for rental assets amounting to up to $12.0 million, which we refer to as Term Loan C, and an accounts receivable revolving line of credit amounting to up to $1.0 million based on 80% of eligible accounts receivable, which we refer to as the revolver.

We had borrowings of $0, $0 and $0.4 million outstanding under Term Loan A as of December 31, 2015, 2014 and 2013, respectively. We had borrowings of $0, $0 and $3.8 million outstanding under Term Loan B, as of December 31, 2015, 2014 and 2013, respectively. We had borrowings of $0, $0 and $5.7 million outstanding under Term Loan C as of December 31, 2015, 2014 and 2013, respectively.

Payments of interest for the Term Loan were generally payable monthly. Payment of principal is payable monthly. Each term loan bears interest at the base rate, which is a rate equal to the applicable margin plus the greater of (i) the prime rate, (ii) the federal funds effective rate, as defined in the agreement, plus 1%, and (iii) the daily adjusting LIBOR rate, plus 1%. The applicable margins for Term Loans A, B and C are 1.25%, 2.50% and 2.25%, respectively. Upon the closing of an acquisition or initial public offering during the term of the revolving credit and term loan agreement, the lenders were entitled to a fee equal to $120,000. This fee was initiated upon the close of the IPO that occurred in February, 2014, and was subsequently paid in March, 2014 and is recorded as other finance and bank fees in 2014. The Comerica revolving credit and term loan agreement expired in October 2013.

In November 2014, we secured a primary banking relationship that provides access to a $15 million working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica.  The interest rate on outstanding debt balances is LIBOR plus 1.25%.  We are required to maintain a tangible net worth not less than $90 million and EBITDA of $10 million for any period of four consecutive quarters commencing with the four-quarter test period ending September 30, 2014. We were in compliance as of December 31, 2015, and no outstanding debt balances were outstanding on the credit facility.

The revolving credit and term loan agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates. In addition, we must comply with certain financial covenants relating to liquidity, debt service, and leverage ratios. We were in compliance with all covenants as of December 31, 2015 and December 31, 2014.  Our obligations under the revolving credit and term loan agreement are secured by substantially all of our assets, including intellectual property.

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

Due to the portion of our business that drives rental revenue, which needs continuing asset deployments to net new patients, our cash used in investing activities has increased over time. We expect our investment cash requirements to increase in the future as we increase our rental patient base and deploy rental assets among Medicare and private payors.

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

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2015.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Operating leases - properties(1)	$5,499	$1,083	$3,403	$1,013	$—
Operating leases - equipment and other(2)	140	82	55	3	—
Long-term debt obligations(3)	315	315	—	—	—
Purchase obligations(4)	23,006	23,006	—	—	—
Total	$28,960	$24,486	$3,458	$1,016	$—

(1)	We lease manufacturing and office space in Richardson, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO and Middleburg Heights, OH with terms that expire between 2017 and 2022.
(2)	This consists of miscellaneous office and processing equipment in both Texas and California with terms expiring within 10 months to 5 years.
(3)

In 2011, we entered into an amendment to a licensing agreement whereby we were assigned the entire right, title and interest in a portfolio of patents in exchange for an imputed promissory note calculated via prime plus 2 points for $0.7 million, in addition to a $0.8 million existing obligation to the original licensor, for a total of $1.5 million due to the original licensor in installments starting May 22, 2011, and ending October 31, 2016.

(4)

We obtain individual components for our products from a wide variety of individual suppliers.  Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information.  Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective suppliers.  As of December 31, 2015, we had purchase obligations of $23.0 million of which timing of those obligations vary depending on demand, current supply on hand and other factors.  The obligations normally do not extend beyond twelve month time-frames.

As of December 31, 2015, we had noncurrent deferred tax liabilities of $6.2 million which were netted in noncurrent deferred tax assets on the balance sheet. Additionally, as of December 31, 2015, we had gross unrecognized tax benefits of $0.8 million. The table does not include any payments related to liabilities recorded for uncertain tax positions as we cannot make a reasonably reliable estimate as to the timing of any other payments. See Note 6 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies and estimates include those related to:

●	revenue recognition
●	stock-based compensation
●	inventory and rental asset valuation
●	accounts receivable and allowance for bad debts, returns and adjustments
●	income taxes

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

Accruals for estimated warranty expenses are made at the time that the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of revenue could be adversely affected in future periods. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. We had accrued $2.0 million and $1.1 million to provide for future warranty costs at December 31, 2015 and 2014, respectively.

Revenue from the sale of used rental equipment is recognized upon delivery and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured, which is generally when risks and rewards of the product have transferred to the buyer, generally upon receipt of the product. We offer extended service contracts on our Inogen One systems for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from extended service contracts and lifetime warranty is deferred and recognized in income over the contract period. To calculate the value associated with the lifetime warranties, management considered the profit margins of the overall company, the average cost of lifetime warranties and the price of extended warranties and created a best estimate. Lifetime warranty revenue is deferred and recognized after the standard three year warranty period, on a straight-line basis, in year four and five. Under the lifetime warranty, the company will provide replacement equipment without any additional cost to the consumer for the duration of the patient’s life. Lifetime warranties are non-transferable.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840—Leases. We have separate contracts with each patient that are not subject to a master lease agreement with any payor. We evaluate the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If we determine that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. We would first consider the lease classification (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, we have not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

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

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable reimbursement rates. Rental revenue is earned for that month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition/death after that date.  In the event that a third-party payor does not accept the claim for payment, the consumer is ultimately responsible for payment for the products and services. We have determined that the balances are collectable at the time of revenue recognition because the patient signs a notice of financial responsibility outlining their obligations.

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

●

Expected Term. The expected term for stock options granted to employees (including members of our board of directors) was estimated using the simplified method allowed under SEC guidance. For grants to non-employees, the expected term is equal to the contractual term, which have ranged from seven to ten years.

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

Inventory and rental asset valuation

Inventory consists of raw materials, certain component parts to be used in manufacturing our products and finished goods. Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor, and manufacturing overhead, whereby the standard costs are updated at least quarterly to approximate actual costs using the first-in, first-out (FIFO) method and market represents the lower of replacement cost or estimated net realizable value. We record adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items. The business environment in which we operate is subject to changes in technology and customer demand. We review inventory for excess and obsolete products and components at least quarterly, taking into account product life cycle and development plans, product expiration and quality issues, historical experience and our current inventory levels. If actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

Rental assets are valued at standard cost to manufacture or purchase the product, including appropriate labor and overhead. Costs are reviewed at least quarterly to confirm standard costs approximate actual costs using the FIFO method. Rental assets are depreciated over the life of the asset, typically 18 months to 60 months. Rental asset disposals or losses are recorded at net book value in cost of rental revenue.

Accounts receivable and allowance for bad debts, returns, and adjustments

Accounts receivable are customer obligations due under normal sales and rental terms. We perform continuing credit evaluations of our customers’ financial condition and generally do not require collateral. The allowance for doubtful accounts is maintained at a level that, in our opinion, is adequate to absorb potential losses related to account receivables and is based upon our continuous evaluation of the collectability of outstanding balances. Our evaluation takes into consideration such factors as past bad debt experience, economic conditions, and information about specific receivables. Our evaluation also considers the age and composition of the outstanding amount in determining their net realizable values. The allowance is based on estimates and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods that they become known. The allowance is increased by bad debt provisions charged to operating expense and reduced by direct write-offs, net of recoveries. In the event that a third-party payor does not accept the claim for payment, the consumer is ultimately responsible for payment for the products and services.

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

Provision for sales returns applies to direct-to-consumer sales only. We do not allow returns from providers. This reserve is calculated based on actual historical return rates under our 30-day return program and is applied to the current period’s sales revenue for direct-to-consumer sales. We have experienced a small increase in the historical returns rate during the period, primarily due to increased competition among other providers and resellers and a slight increase in product failures in the relevant periods.

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

Included in accounts receivable are earned but unbilled receivables of $5.2 million in December 31, 2015 and $3.7 million at December 31, 2014. Delays in billing can occur between the date revenue is earned and when billing occurs due to delays in receiving the appropriate paperwork for each payor. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability. A portion of revenue and related costs are deferred each month for monthly rental revenue based on the timing of the recurring billing and then recorded as revenue in the subsequent month.

Income taxes

We account for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

We account for uncertainties in income tax in accordance with ASC 740-10—Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties on taxes, if any, within operations as income tax expense. No significant interest or penalties were recognized during the periods presented.

As of December 31, 2015, we had $58.4 million and $39.0 million of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2016 for federal and state purposes, respectively, if not utilized. As of December 31, 2015, we have federal and California research and development credit carryforward of $1.5 million and $1.6 million, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Our existing net operating loss and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and if we undergo one or more future ownership changes our ability to utilize net operating losses could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. Due to overall cumulative losses incurred over the years, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2012. As of December 31, 2013, we evaluated the current facts and circumstances and concluded that it was appropriate to release $22.9 million of the valuation allowance at December 31, 2013.

As of December 31, 2015 and 2014, we were able to determine that, based upon future projections of income, it is more likely than not that all of our federal net operating losses will be utilized before they expire. However, we determined that it is more likely than not that some of our California net operating losses will expire unused and therefore we have a valuation allowance of $1.7 million relating to these net operating losses as of December 31, 2015. In the current period, we released (or reversed) $1.2 million of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $29.8 million ($1.7 million tax effected) of the California net operating losses are more likely than not to be utilized.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2012 for federal and 2011 to 2012 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Recent accounting pronouncements

Revenue from contracts with customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Inventory

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

Interest

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for our fiscal year beginning January 1, 2016 with early adoption permitted. The Company early adopted this update as of the year ended December 31, 2015 with no effect to our financial statements.

Intangibles - Goodwill and Other - Internal Use Software

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

Income taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. We early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax asset in our Balance Sheets as of December 31, 2015. No prior periods were retrospectively adjusted.

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months.  This will increase the reported assets and liabilities – in some cases very significantly.  ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption will be permitted for all entities. We are currently evaluating the effect of the new lease recognition guidance, and have not yet determined the impact on our results of operations and financial condition.

Emerging Growth Company

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

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  This assessment needs to include disclosure of any material weaknesses identified by management over our internal control over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the JOBS Act.

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

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including certain real estate leases, supply purchase agreements, and directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $66.1 million as of December 31, 2015, which consisted of highly-liquid investments with an original maturity of three months or less, and $16.8 million of short-term investments with original maturity dates of greater than three months and less than twelve months.  The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of December 31, 2015, we did not have outstanding borrowings under our JPMorgan Chase credit facility. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in US dollars. In the fourth quarter of 2014, we began receiving VAT refunds in Euro currency, and had an exchange translation loss of $0.1 million during that period. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2015 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We entered into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015.  These hedging contracts reduce but will not entirely eliminate the impact of adverse currency exchange rate movements.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values.  Changes in the time value are coded in other income (expense), net.  Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K, dated August 20, 2015, the Audit Committee of our Board of Directors approved the dismissal of BDO USA, LLP (“BDO”) as our independent registered public accounting firm and approved the engagement of Deloitte & Touche LLP (“Deloitte”), effective August 17, 2015.   During the fiscal years ended December 31, 2013 and 2014, and during the subsequent interim period through August 17, 2015, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements. Additionally, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2013 and 2014, or during the subsequent interim period through August 17, 2015, except for the existence of a material weakness in internal control over financial reporting as previously reported on our Current Report on Form 8-K dated August 20, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rule 13 a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2015. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses and/or significant deficiencies may have been identified. Our qualification as an emerging growth company may last for up to five years following our IPO.

Changes in internal controls over financial reporting

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, we identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-consumer sales and rentals prior to revenue recognition.  The primary factors contributing to this material weakness were the improper use of technology to simulate medical documentation and the absence of sufficient monitoring controls over illegitimate delivery of medical documentation related to direct-to-customer sales and rentals.

With the oversight of our audit committee, we took corrective steps during 2015 to remediate the underlying causes of the material internal control weakness. The corrective steps we have taken, which are intended to remediate our material weakness in our internal controls over financial reporting with respect to the internal control over the review of sales order documentation, include:

•	implementation of additional internal control procedures in our sales order review process,
•	establishment of supplemental document retention policies on sales documentation, and
•	an increase in the compliance audit program scope to include data analytics to increase confidence in compliance with our medical documentation policies.

As of December 31, 2015, we have completed documentation and implementation of the new and revised internal controls described above. During the fourth quarter of 2015 and prior to the issuance of our financial statements for the year ended December 31, 2015, we completed sufficient instances of testing of the operating effectiveness of the new and revised internal controls and concluded that the above identified material weakness in our internal controls over financial reporting has now been fully remediated.

Other than with respect to the remediation of the material weakness described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource, technical, and humanistic constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs and inherent risks involved.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On March 9, 2016, our compensation, nominating and governance committee met to determine bonus compensation to our named executive officers, or NEOs, under our 2015 Bonus Plan.  For 2015, our corporate-level goals included achieving specified Adjusted EBITDA targets for the year.  For Adjusted EBITDA achievement at the target level, each named executive officer would receive 100% of his or her 2015 target award opportunity.  Performance above 100% of our Adjusted EBITDA target entitles each named executive officer to an increase to his or her incentive award payment based on the extent of the achievement above target.  Similarly, performance below 100% of our Adjusted EBITDA target entitles each named executive officer to a decrease to his or her

incentive award payment based on the extent of the shortfall below target.   For our 2015 Bonus Plan, our adjusted EBITDA target was $29.7 million to achieve 100% of the target award opportunity, and $32.5 million to achieve 150% of the target award opportunity.  Adjusted EBITDA excluded expenses associated with stock compensation of $3.6 million. The compensation, nominating and governance committee approved bonuses to our NEOs as follows based on achievement at 147% of our Adjusted EBITDA target:

	Target award opportunity	Actual award amount
Name and principal position	($)	($)
Raymond Huggenberger	$329,821	$484,837
Chief Executive Officer
Scott Wilkinson	109,325	160,707
President and Chief Operating Officer
Alison Bauerlein	115,154	169,276
Executive Vice President, Finance and Chief Financial Officer

Annual Meeting

As previously disclosed in our Current Report on Form 8-K filed on January 13, 2016, our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Thursday, May 12, 2016, at our corporate headquarters located at 326 Bollay Drive, Goleta, California 93117.  Holders of record at the close of business on Friday, March 18, 2016 will be entitled to vote at the meeting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (the “Proxy Statement”) and is incorporated herein by reference.

Our board of directors has adopted a Code of Ethics and Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Ethics and Conduct is posted on the investor relations page on our website which is located at http://investor.inogen.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

See Schedule II – Valuation and Qualifying Accounts and Reserves included herein.

All other schedules have been omitted because the information either has been shown in the financial statements or notes thereto, or is not applicable or required under this section.

(b)	Exhibits

Exhibits are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference. Refer to Exhibit Index included herein.

Inogen, Inc.

Index to financial statements

and financial statement schedule

Report of independent registered public accounting firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying balance sheet of Inogen, Inc. (the “Company”) as of December 31, 2015, and the related statements of comprehensive income, redeemable convertible preferred stock, stockholders’ equity (deficit), and cash flows for year ended December 31, 2015. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inogen, Inc. at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 14, 2016

Report of independent registered public accounting firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying balance sheets of Inogen, Inc. (the “Company”) as of December 31, 2014 and the related statements of comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inogen, Inc. at December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, California

April 26, 2015

Inogen, Inc.

Balance Sheets

(amounts in thousands)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$66,106	$56,836
Short-term investments	16,793	—
Accounts receivable, net of allowances of $6,145 and $3,745 as of December 31, 2015 and 2014, respectively	19,872	19,349
Inventories, net of allowances of $128 and $141 as of December 31, 2015 and 2014, respectively	8,648	7,616
Deferred cost of revenue	397	515
Income tax receivable	2,158	2,129
Deferred tax asset - current	—	4,976
Prepaid expenses and other current assets	870	1,122
Total current assets	114,844	92,543
Property and equipment
Rental equipment, net of allowances of $850 and $832 as of December 31, 2015 and 2014, respectively	54,677	48,359
Manufacturing equipment and tooling	4,680	3,985
Computer equipment and software	4,503	3,699
Furniture and equipment	732	649
Leasehold improvements	978	756
Land and building	125	126
Construction in process	578	193
Total property and equipment	66,273	57,767
Less accumulated depreciation	(35,593)	(25,840)
Property and equipment, net	30,680	31,927
Intangible assets, net	229	270
Deferred tax asset - noncurrent	15,464	15,248
Other assets	97	97
Total assets	$161,314	$140,085

See accompanying notes to financial statements.

Inogen, Inc.

Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2015	2014
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$12,867	$11,273
Accrued payroll	5,271	4,066
Current portion of long-term debt	315	299
Warranty reserve - current	1,226	781
Deferred revenue - current	2,323	2,316
Income tax payable	11	—
Total current liabilities	22,013	18,735
Long-term liabilities
Warranty reserve - noncurrent	747	334
Deferred revenue - noncurrent	4,199	2,176
Long-term debt - noncurrent	—	315
Other noncurrent liabilities	337	375
Total liabilities	27,296	21,935
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 19,782,403 and 19,059,364 shares issued and outstanding as of December 31, 2015 and 2014, respectively	20	19
Additional paid-in capital	179,143	174,824
Accumulated deficit	(45,108)	(56,693)
Accumulated other comprehensive loss	(37)	—
Total stockholders' equity	134,018	118,150
Total liabilities and stockholders' equity	$161,314	$140,085

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(amounts in thousands, except share and per share amounts)

	Years ended December 31,
	2015	2014	2013
Revenue
Sales revenue	$113,625	$73,096	$44,905
Rental revenue	45,380	39,441	30,538
Total revenue	159,005	112,537	75,443
Cost of revenue
Cost of sales revenue	61,553	38,693	24,306
Cost of rental revenue, including depreciation of $11,965, $10,339 and $7,132, respectively	21,194	18,327	12,146
Total cost of revenue	82,747	57,020	36,452
Gross profit
Gross profit-sales revenue	52,072	34,403	20,599
Gross profit-rental revenue	24,186	21,114	18,392
Total gross profit	76,258	55,517	38,991
Operating expense
Research and development	4,180	2,977	2,398
Sales and marketing	31,369	24,087	18,375
General and administrative	25,658	17,942	13,754
Total operating expense	61,207	45,006	34,527
Income from operations	15,051	10,511	4,464
Other income (expense)
Interest expense	(22)	(449)	(562)
Interest income	102	42	12
Change in fair value of preferred stock warrant liability	—	36	(262)
Other income (expense)	(404)	(88)	196
Total other expense, net	(324)	(459)	(616)
Income before provision (benefit) for income taxes	14,727	10,052	3,848
Provision (benefit) for income taxes	3,142	3,226	(21,587)
Net income	11,585	6,826	25,435
Other comprehensive loss, net of tax
Unrealized loss on foreign currency hedging	(14)	—	—
Unrealized loss on available-for-sale investments	(23)	—	—
Total other comprehensive loss, net of tax	(37)	—	—
Comprehensive income	$11,548	$6,826	$25,435

Basic net income per share attributable to common stockholders (Note 2)	$0.60	$0.33	$0.76
Diluted net income per share attributable to common stockholders (Note 2)	$0.56	$0.30	$0.68
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	19,398,991	16,182,569	276,535
Diluted common shares	20,708,170	18,037,498	2,008,156

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Redeemable Convertible Preferred Stock

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2012	425,511	$5,056	365,903	$6,460	1,487,225	$32,571	1,634,874	$28,044	2,701,957	$14,055	2,840,260	$23,159	$109,345
Warrants exercised	—	—	—	—	85,901	2,048	—	—	—	—	—	—	2,048
Deemed dividend on redeemable
convertible preferred stock	—	—	—	—	—	—	—	1,086	—	1,565	—	4,627	7,278
Balance, December 31, 2013	425,511	5,056	365,903	6,460	1,573,126	34,619	1,634,874	29,130	2,701,957	15,620	2,840,260	27,786	118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable
convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to
common stock in connection with
initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Stockholders’ Equity (Deficit)

(amounts in thousands, except share amounts)

	Series A						Accumulated
	convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance, December 31, 2012	66,666	$247	272,096	$1	$—	$(81,018)	$—	$(80,770)
Stock-based compensation	—	—	—	—	230	—	—	230
Stock options exercised	—	—	8,878	—	10	—	—	10
Warrants exercised - preferred	—	—	—	—	1	—	—	1
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(241)	(7,037)	—	(7,278)
Net income	—	—	—	—	—	25,435	—	25,435
Balance, December 31, 2013	66,666	247	280,974	1	—	(62,620)	—	(62,372)
Stock-based compensation	—	—	—	—	1,363	88	—	1,451
Employee stock purchases	—	—	30,358	—	413	—	—	413
Stock options exercised	—	—	736,519	1	945	—	—	946
Warrants exercised - preferred & common	—	—	222,455	—	61	—	—	61
Reclassification of warrant liability	—	—	—	—	76	—	—	76
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	—	(987)	—	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	—	120,251
Issuance of common stock in connection with initial public offering	—	—	3,529,411	3	49,841	—	—	49,844
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	1,641	—	—	1,641
Net income	—	—	—	—	—	6,826	—	6,826
Balance, December 31, 2014	—	—	19,059,364	19	174,824	(56,693)	—	118,150
Stock-based compensation	—	—	—	—	3,640	—	—	3,640
Employee stock purchases	—	—	31,106	—	701	—	—	701
Stock options exercised	—	—	676,715	1	1,614	—	—	1,615
Warrants exercised - common	—	—	15,218	—	5	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	(1,641)	—	—	(1,641)
Net income	—	—	—	—	—	11,585	—	11,585
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)
Balance, December 31, 2015	—	$—	19,782,403	$20	$179,143	$(45,108)	$(37)	$134,018

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Cash Flows

(amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$11,585	$6,826	$25,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,012	12,080	8,544
Loss on rental units and other fixed assets	1,214	1,897	321
Provision for sales returns	4,918	3,451	1,770
Provision for doubtful accounts	2,680	1,692	2,045
Provision for rental revenue adjustments	8,543	7,898	6,613
Provision for inventory obsolescence	27	147	78
Provision for other inventory losses	62	55	—
Stock-based compensation expense	3,640	1,451	230
Increase (decrease) in fair value of preferred stock warrant liability	—	(36)	262
Deferred tax assets	4,760	1,564	(21,788)
Excess tax benefits from stock-based compensation arrangements	1,641	(1,641)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,699)	(22,159)	(13,628)
Inventories	(2,570)	(3,570)	(267)
Deferred costs of revenue	118	(226)	(130)
Income tax receivable	(1,670)	(401)	(87)
Prepaid expenses and other current assets	252	(591)	(378)
Accounts payable and accrued expenses	1,582	3,637	2,150
Accrued payroll	1,205	1,168	543
Warranty reserve	858	306	362
Deferred revenue	2,030	2,229	1,169
Income tax payable	11	—	(25)
Deferred tax liabilities	—	—	(10)
Other noncurrent liabilities	(38)	(80)	258
Net cash provided by operating activities	38,161	15,697	13,467
Cash flows from investing activities
Purchases of available-for-sale investments	(36,626)	—	—
Maturities of available-for-sale investments	19,810	—	—
Investment in intangible assets	(45)	(205)	(37)
Production and purchase of rental equipment	(10,236)	(14,481)	(15,075)
Purchases of property and equipment	(2,208)	(1,551)	(3,030)
Payment of deposit	—	(17)	—
Net cash used in investing activities	(29,305)	(16,254)	(18,142)

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(amounts in thousands)

	Years ended December 31,
Cash flows from financing activities	2015	2014	2013
Proceeds from borrowings	—	6,000	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	5	506	1,883
Proceeds from stock options exercised	1,615	946	10
Proceeds from initial public offering	—	56,471	—
Costs associated with initial public offering	—	(6,031)	(597)
Proceeds from employee stock purchases	701	413	—
Repayment of debt from investment in intangible assets	(299)	(213)	(212)
Repayment of borrowings	—	(15,861)	(4,000)
Excess tax benefits from stock-based compensation arrangements	(1,641)	1,641	—
Net cash provided by financing activities	381	43,872	3,084
Effect of exchange rates on cash	33	—	—
Net increase (decrease) in cash and cash equivalents	9,270	43,315	(1,591)
Cash and cash equivalents, beginning of period	56,836	13,521	15,112
Cash and cash equivalents, end of period	$66,106	$56,836	$13,521
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$26	$487	$552
Cash paid during the period for income taxes, net of refunds received	19	2,061	311
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	—	987	7,278

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2014. The Company estimates based on 2014 Medicare data that patients using portable oxygen concentrators represent approximately 6% to 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for cash-pay sales into the market. Based on 2014 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen oxygen concentrators to more than 127,000 patients as of December 31, 2015.

2. Summary of significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Accounting estimates

The preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair value of acquired intangibles.  Actual results could differ materially from these estimates.

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue, which is included in sales revenue on the Statements of Comprehensive Income, comes from service contracts, extended warranty contracts and freight revenue for product shipments.

Sales revenue

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is generally recognized upon shipment of the product, but is deferred if risk of loss and ownership has not yet transferred to the customer. Provisions for estimated returns and discounts are made at the time revenue is recognized. Provisions for standard warranty obligations, which are included in cost of sales revenue on the Statements of Comprehensive Income, are also provided for at the time revenue is recognized.

Revenue from the sale of the Company’s services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. The Company offers extended service contracts on its Inogen One concentrator line for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from these extended service contracts is recognized in income on a straight-line basis over the contract period. Other revenue from sale of replacement parts and non-warranty repair services is recognized when product is shipped to customers.

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns, discounts and warranty obligations are made based on known claims and discount commitments and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company’s accrued warranty liability was $1,973 and $1,115 for future warranty costs as of December 31, 2015 and December 31, 2014, respectively.

 The Company also offers a lifetime warranty for direct-to-consumer sales of its portable concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of portable oxygen concentrators by the Company and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of the Accounting Standards Codification (ASC) 605-25—Revenue Recognition-Multiple-Element Arrangements.

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

The revenue is allocated to the two deliverables on a relative selling price method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the average life expectancy of patients. Based on clinical studies, the Company estimates that 60% of its oxygen therapy patients will succumb to their disease within three years of initial diagnosis. Given the approximate mortality rate of 20% per year, the Company estimates on average all patients will succumb to their disease within five years of initial diagnosis. The Company has taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time the Company’s product is deployed.

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

Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the Statements of Comprehensive Income as part of cost of sales revenue and cost of rental revenue, respectively.

Revenue from the sales of used rental equipment is recognized upon shipment and when collectability is reasonably assured and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in cost of sales revenue on the Statements of Comprehensive Income.

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2015 and December 31, 2014.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, and other types of analyzable adjustments on a monthly basis.  Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The determination that an account is uncollectible and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time.  Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in income on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable amounts; transfers to secondary insurances or patient responsibility have no net effect on revenue. Rental revenue is earned for that entire month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition or death after that date.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the payor. The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability. In addition, the Company estimates potential future adjustments and write-offs of these unbilled amounts and includes these estimates in the allowance for adjustments and write-offs of rental revenue which is netted against gross receivables.

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

Fair value accounting

ASC 820- Fair Value Measurements and Disclosures creates a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and short-term investments:

	As of December 31, 2015
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
(amounts in thousands)	cost	losses	Fair value	equivalents	investments
Cash	$52,164	$—	$52,164	$52,164	$—
Level 1:
Money market accounts	6,725	—	6,725	6,725	—

Level 2:
Certificates of deposit	24,047	(37)	24,010	7,217	16,793

Total	$82,936	$(37)	$82,899	$66,106	$16,793

	As of December 31, 2014
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
(amounts in thousands)	cost	losses	Fair value	equivalents	investments
Cash	$2,941	$—	$2,941	$2,941	$—
Level 1:
Money market accounts	42,262	—	42,262	42,262	—

Level 2:
Certificates of deposit	11,633	—	11,633	11,633	—

Total	$56,836	$—	$56,836	$56,836	$—

The following table summarizes the fair value measurements using significant Level 3 inputs, and changes therein, for the years ended December 31, 2015 and 2014:

(amounts in thousands)	Warrant liability
Balance as of December 31, 2013	$260
Fair value of preferred stock warrants exercised	(148)
Change in fair value	(36)
Reclassification of liability to additional paid-in capital	(76)
Balance as of December 31, 2014	—
Balance as of December 31, 2015	$—

The preferred stock warrant liability was marked to market each reporting date until the warrants were settled. The fair value of the preferred stock warrant liability was estimated using a Monte Carlo valuation model, which took into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and was adjusted to reflect the restrictions on the ability of the Company’s shares to trade in an active market.

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk.  The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies.  These contracts allow the Company to sell Euros in exchange for US dollars at specified contract rates.  Forward contracts are used to hedge forecasted sales over specific months.  Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) income within stockholders’ equity, and are recognized in the statements of comprehensive income during the period which approximates the time the corresponding sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the statements of comprehensive income.  The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the balance sheet.  The Company had a payable of $24 and $0 as of December 31, 2015 and 2014, respectively.  The Level 2 inputs consist of forward contracts at the end of the reporting period.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.  The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly, but may assess it monthly.  For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings.  When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized		Accumulated
	losses on	Unrealized	other
	available-for-	losses on cash	comprehensive
(amounts in thousands)	sale investments	flow hedges	loss
Balance as of December 31, 2014	$—	$—	$—
Other comprehensive loss	(23)	(14)	(37)
Balance as of December 31, 2015	$(23)	$(14)	$(37)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity.   Except for net income and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Cash, cash equivalents, and short-term investments

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Certificates of deposit are included in cash equivalents and short-term investments based on the original maturity date of the security.

The Company considers investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income (loss). All income generated and realized gains or losses from investments are recorded to other income (expense), net.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net. Cash, cash equivalents, and short-term investments consist of the following:

(amounts in thousands)	December 31,
Cash and cash equivalents	2015	2014
Cash	$52,164	$2,941
Money market accounts	6,725	42,262
Certificates of deposit	7,217	11,633
Total cash and cash equivalents	$66,106	$56,836
Short-term investments
Certificates of deposit	$16,793	$—
Total short-term investments	$16,793	$—

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

The allowance for doubtful accounts is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. This allowance is increased by bad debt provisions charged to bad debt expense, net of recoveries, in operating expense and is reduced by direct write-offs.

The Company generally does not allow returns from providers for reasons not covered under its standard warranty. Therefore, provision for sales returns applies primarily to direct-to-consumer sales. This reserve is calculated based on actual historical return rates under the Company’s 30-day return program and is applied to the related sales revenue for the last month of the quarter reported.

The Company also records an allowance for rental revenue adjustments which is recorded as a reduction of rental revenue and net rental accounts receivable balances. These adjustments result from contractual adjustments, audit adjustments, untimely claims filings, or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed and unbilled during the related period.

When recording the allowance for doubtful accounts, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowance for rental reserve adjustments, the rental revenue adjustments account (contra rental revenue account) is charged.

As of December 31, 2015 and December 31, 2014, included in accounts receivable on the balance sheets were earned but unbilled receivables of $5,155 and $3,653, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs.  The Company consistently applies its allowance estimation methodology from period-to-period.  The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period.  As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.  For the year ended December 31, 2015, the Company had a $1,380 increase in the provision for bad debt and revenue adjustments related to prior years.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has entered into hedging relationships with a single counterparty to offset the forecasted Euro based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company sells its products to consumers on a prepayment basis. No single customer represented more than 10% of the Company’s total revenue for 2015, 2014 and 2013.  No single customer represented more than 10% of the Company’s total accounts receivable balance as of December 31, 2015, or as of December 31, 2014.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.7%, 75.6% and 72.6% of rental revenue in 2015, 2014 and 2013, respectively, and based on total revenue were 21.0%, 26.5% and 29.4% for 2015, 2014 and 2013, respectively.  Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $7,441 or 37.4% of total accounts receivable as of December 31, 2015 and $6,128 or 31.7% as of December 31, 2014.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For 2015, the Company’s three major vendors accounted for 21.6%, 17.6% and 9.3%, respectively, of total raw material purchases.  For 2014, the Company’s three major vendors accounted for 18.8%, 16.4% and 9.8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 53.6% of the non-U.S. revenue for 2015 was invoiced in Euros. The Company did not begin to invoice in Euros until the first quarter of 2015. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2015, 2014 and 2013, respectively, is as follows:

	Years ended December 31,
(amounts in thousands)	2015	2014	2013
U.S. revenue	$123,660	$88,094	$58,677
Non-U.S. revenue	35,345	24,443	16,766
Total revenue	$159,005	$112,537	$75,443

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method and market represents the lower of replacement cost or estimated net realizable value. During the year ended December 31, 2015, $1,449 of inventory was transferred to rental equipment and was included in the total amount of rental equipment produced and purchased on the statement of cash flows. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items as well as other inventory losses. Inventories consist of the following:

	December 31,
(amounts in thousands)	2015	2014
Raw materials and work-in-progress	$7,097	$6,774
Finished goods	1,679	983
Less: reserves	(128)	(141)
Inventories	$8,648	$7,616

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives as follows:

Rental equipment	1.5-5 years
Manufacturing equipment and tooling	2-5 years
Computer equipment and software	2-3 years
Furniture and equipment	3-5 years
Leasehold improvements	Shorter of 3-10 years or remaining life of underlying lease

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs are included in cost of revenue on the Statements of Comprehensive Income. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $2,520 and $1,628 for the years ended December 31, 2015 and 2014, respectively.

Included within property and equipment is construction in process, primarily related to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software or development costs that have been purchased, but have not completed the final configuration process for implementation into the Company’s systems. These items have not been placed in service; therefore, no depreciation or amortization was recognized for these items in the respective periods.

Depreciation and amortization expense related to property and equipment and rental equipment is summarized below for the years ended December 31, 2015, 2014 and 2013, respectively.

	Years ended December 31,
(amounts in thousands)	2015	2014	2013
Rental equipment	$11,965	$10,339	$7,132
Other property and equipment	1,961	1,591	1,209
Total depreciation and amortization	$13,926	$11,930	$8,341

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for the years ended December 31, 2015 and 2014, respectively.

(amounts in thousands)	Years ended December 31,
Property and equipment	2015	2014
Rental equipment, net of allowance	$54,677	$48,359
Other property and equipment	11,596	9,408
Property and equipment	66,273	57,767

Accumulated depreciation
Rental equipment	28,894	21,084
Other property and equipment	6,699	4,756
Accumulated depreciation	35,593	25,840

Net property and equipment
Rental equipment	25,783	27,275
Other property and equipment	4,897	4,652
Property and equipment, net	$30,680	$31,927

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the years ended December 31, 2015 and 2014.

Deferred rent

The Company’s operating leases for its office facilities in California and Texas include a rent abatement period and scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs, which approximated $4,686, $3,290 and $2,840 during the years ended December 31, 2015, 2014 and 2013, respectively, are expensed as incurred, excluding the production costs of direct response commercials. Advertising costs are included in sales and marketing expense in the accompanying Statements of Comprehensive Income.

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

The Company recognizes interest and penalties on taxes, if any, within its income tax provision. No significant interest or penalties were recognized during the periods presented.

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718-Compensation—Stock Compensation, which establishes accounting for share-based awards, exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260-Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase.

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2015	2014	2013
Numerator—basic:
Net income	$11,585	$6,826	$25,435
Less deemed dividend on redeemable convertible preferred stock	—	(987)	(7,278)
Net income before preferred rights dividend	11,585	5,839	18,157
Less preferred rights dividend	—	—	(7,165)
Less undistributed earnings to preferred stock - basic	—	(567)	(10,781)
Net income attributable to common stockholders - basic	$11,585	$5,272	$211

Numerator—diluted:
Net income	$11,585	$6,826	$25,435
Less deemed dividend on redeemable convertible preferred stock	—	(987)	(7,278)
Net income before preferred rights dividend	11,585	5,839	18,157
Less preferred rights dividend	—	—	(7,165)
Less undistributed earnings to preferred stock - diluted	—	(514)	(9,625)
Net income attributable to common stockholders - diluted	$11,585	$5,325	$1,367

Denominator:
Weighted-average common shares - basic common stock	19,398,991	16,182,569	276,535
Weighted-average common shares - diluted common stock	20,708,170	18,037,498	2,008,156

Net income per share - basic common stock	$0.60	$0.33	$0.76
Net income per share - diluted common stock	$0.56	$0.30	$0.68

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,398,991	16,182,569	276,535
Warrants	10,579	128,016	219,766
Stock options	1,298,600	1,726,913	1,511,855
Weighted-average common shares - diluted common stock	20,708,170	18,037,498	2,008,156
Shares excluded from diluted weighted-average shares:
Stock options	744,301	546,142	—
Shares excluded from diluted weighted-average shares:	744,301	546,142	—

The computations of diluted net income attributable to common stockholders exclude common stock options, which were anti-dilutive for the periods ended December 31, 2015 and December 31, 2014.

Recent accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Interest:  In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for the Company’s fiscal year beginning January 1, 2016 with early adoption permitted. The Company early adopted this update as of the year ended December 31, 2015 with no effect to the Company’s financial statements.

Intangibles - Goodwill and Other - Internal Use Software:  In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This update is effective for the Company’s fiscal year beginning January 1, 2016. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Income taxes:  In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax asset in the Company’s Balance Sheets as of December 31, 2015. No prior periods were retrospectively adjusted.

Leases:  On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months.  This will increase the reported assets and liabilities – in some cases very significantly.  ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption will be permitted for all entities. The Company is currently evaluating the effect of the new lease recognition guidance, and have not yet determined the impact on the Company’s results of operations and financial condition.

3. Intangible assets

There were no impairments recorded related to these intangible assets during the years ended December 31, 2015 and 2014.  Amortization expense for intangible assets for the years ended December 31, 2015, 2014 and 2013 was $86, $150 and $203 respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2015	(in years)	amount	amortization	Net amount
Licenses	10	$185	$100	$85
Patents and websites	5	873	779	94
Commercials	2	174	124	50
Total		$1,232	$1,003	$229

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2014	(in years)	amount	amortization	Net amount
Licenses	10	$185	$81	$104
Patents and websites	5	873	749	124
Commercials	2	128	86	42
Total		$1,186	$916	$270

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

(amounts in thousands)	Intangible
Years ending December 31,	amortization
2016	$68
2017	50
2018	50
2019	20
2020	12
Thereafter	29
Total	$229

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2015 and 2014 consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Accounts payable	$7,448	$6,712
Accrued inventory (in-transit and unvouchered receipts) and trade payables	3,548	2,878
Accrued purchasing card liability	1,581	1,207
Accrued franchise and use taxes	45	144
Other accrued expenses	245	332
Accounts payable and accrued expenses	$12,867	$11,273

5. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase.  This agreement is a three-year working capital revolving line of credit which replaced the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be London Interbank Offer Rate (LIBOR) plus 1.25%.

The Company is required to maintain a minimum tangible net worth of $90,000 and EBITDA of $10,000 for any period of four consecutive quarters.  Beginning with the second quarter of 2016, the EBITDA requirement will increase to a $12,500 minimum calculation. As of December 31, 2015, the Company had $32,401 in EBITDA and was required to have $10,000. In addition, the Company had a tangible net worth of $133,789 and was required to have $90,000. The revolving line of credit also restricts the Company’s ability to pay dividends.  The Company may pay dividends, share repurchases or acquisitions in the aggregrate not to exceed $1,000 in any fiscal year provided that no event of default has occurred. As of December 31, 2015, the Company had no outstanding borrowings under the revolving line of credit.

Contractual obligations

The contractual obligations schedule below relates to the acquisition of patents which are reflected in intangible assets and were acquired in 2011.

	December 31,
(amounts in thousands)	2015	2014
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January
2015 through October 2016	$315	$614
Less: current maturities	(315)	(299)
Long-term debt, net of current portion	$—	$315

As of December 31, 2015, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

December 31,
(amounts in thousands)	2015
2016	$315
2017	—
Total	$315

6. Income taxes

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2015	2014	2013
Current tax expense (benefit)
Federal	$(140)	$1,139	$42
State	102	525	169
Total current tax expense (benefit)	(38)	1,664	211
Deferred tax expense (benefit)
Federal	3,639	2,782	798
State	705	3	313
Total deferred tax expense	4,344	2,785	1,111
Tax benefit for change in valuation allowance	(1,164)	(1,223)	(22,909)
Total deferred tax expense (benefit), net	3,180	1,562	(21,798)
Income tax expense (benefit)	$3,142	$3,226	$(21,587)

The components of deferred tax assets and liabilities consist of the following:

	As of
	December 31,
(amounts in thousands)	2015	2014
Deferred tax assets (liabilities)
Accrued expenses	$4,031	$3,575
Net operating loss and credit carryforward	11,874	22,924
Allowance, reserves and other	7,509	1,965
Deferred tax assets	23,414	28,464
Valuation allowance	(1,735)	(2,899)
Net deferred tax assets	21,679	25,565
Property, plant, and equipment	(6,215)	(3,674)
Other	—	(1,667)
Total	$15,464	$20,224

As a result of the realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 and December 31, 2014, respectively, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $12,225 if and when excess tax benefits are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the last three years is as follows:

	Years ended December 31,
	2015	2014	2013
U.S. Statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	2.00	2.47	5.48
Nondeductible expenses	0.81	1.39	2.54
Remeasured deferred for state rate change	(0.03)	(0.25)	(8.25)
Change in valuation allowance	(7.91)	(12.16)	(595.34)
R&D credit, net of reserve	(2.97)	(3.49)	—
Expiration of net operating losses	1.17	8.09	—
Reassessment of prior year APIC benefit	(3.11)	—	—
Other	(2.63)	2.04	0.58
Effective income tax rate	21.33%	32.09%	(560.99)%

The Company is a C-Corporation for both federal and state income tax purposes.

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2012 for federal and 2011 to 2012 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2015, the Company had $58,434 and $38,991 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2016 for federal and state purposes, respectively, if not utilized. As of December 31, 2015, the Company has federal and California research and development credit carryforward of $1,537 and $1,554, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

The Company’s existing net operating losses (NOLs) and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and if the Company undergoes one or more future ownership changes, the Company’s ability to utilize its NOLs and credit carryforwards could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. Due to overall cumulative losses incurred over the years, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2012. As of December 31, 2013, the Company evaluated the current facts and circumstances and concluded that it was appropriate to release $22,909 of the valuation allowance at December 31, 2013.

As of December 31, 2015 and 2014, the Company was able to determine that, based upon future projections of income, it is more likely than not that all of its federal NOLs will be utilized before they expire. However, the Company determined that some of its California NOLs will expire unused and therefore has a valuation allowance of $1,735 relating to these NOLs as of December 31, 2015. In the current period, the Company released (or reversed) $1,164 of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that is more likely than not that all but $29,773 ($1,735 tax effected) of the California NOLs will be utilized.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income tax expense. No significant interest or penalties were recognized during the periods presented.

Included in the balance of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, are $773, $577 and $306, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
(amounts in thousands)	2015	2014	2013
Reconciliation of liability for unrecognized tax benefits
Balance at beginning of period	$577	$306	$—
Additions based on tax positions related to current year	176	123	306
Additions for tax positions of prior years	20	148	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at end of period	$773	$577	$306

7. Stockholders’ equity

Convertible preferred stock and conversion

Prior to the completion of the Company’s initial public offering in February 2014, the Company was authorized to issue common stock and Series A, Series B, Series C, Series D, Series E, Series F, and Series G preferred stock.

A summary of the terms of the various types of redeemable convertible preferred stock at December 31, 2013, is as follows:

Series	B	C	D	E	F	G	Total
Shares authorized	500,000	400,000	1,700,000	1,700,000	2,800,000	2,900,000	10,000,000
Shares issued	425,511	365,903	1,573,126	1,634,874	2,701,957	2,840,260	9,541,631
Par value	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Conversion rate	1.45108	1.73014	1.87951	2.69244	1.00000	1.00000
Liquidation preference per share	$11.880	$17.580	$21.900	$19.224	$7.140	$14.083
Dividend rate	5%	8%	8%	8%	8%	8%

			July	October	February
		June	2005 to	2007 to	2010 to	March
Issue date	July 2003	2004	July 2007	February 2009	June 2010	2012

Redemption date	January 1,	January 1,	January 1,	January 1,	January 1,	January 1,
	2016	2016	2016	2016	2016	2016

A summary of the terms of non-redeemable convertible preferred stock at December 31, 2013 is as follows:

Series A
Shares authorized	100,000
Share issued	66,666
Par value	$0.001
Conversion rate	1.01706
Liquidation preference per share	$3.750
Dividend rate	5%
Issue date	May 2002

There was no outstanding convertible preferred stock as of December 31, 2015 and 2014, respectively.

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

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2015, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2015, 2014 and 2013.

Stock incentive plans

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock.  As of December 31, 2015, options to purchase 603,653 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock.  As of December 31, 2015, options to purchase 272,335 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2015, options to purchase 1,419,382 shares of the Company’s common stock were outstanding, and 273,099 shares of common stock remained available for issuance. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2012	1,646,223	$0.60-$8.70	$1.06	6.99	$0.41
Granted	716,326	1.17-8.37	3.95
Exercised	(8,874)	0.60-8.70	1.35
Forfeited	(23,106)	0.60-8.37	2.46
Expired	(1,894)	0.60-8.70	1.53
Outstanding as of December 31, 2013	2,328,675	0.60-8.70	1.94	7.04	10.23
Vested and exercisable at December 31, 2013	1,524,325	0.60-8.70	1.16	5.95	11.01
Vested and expected to vest, at December 31, 2013	2,226,738	0.60-8.70	1.88	6.95	10.29

Outstanding as of December 31, 2013	2,328,675	0.60-8.70	1.94	7.04	10.23
Granted	754,916	16.62-24.52	17.81
Exercised	(736,519)	0.60-16.62	1.28
Forfeited	(80,640)	0.60-16.62	5.81
Expired	(4,799)	0.60-8.37	1.09
Outstanding as of December 31, 2014	2,261,633	0.60-24.52	7.31	6.43	24.06
Vested and exercisable at December 31, 2014	1,100,539	0.60-18.93	2.02	5.73	29.35
Vested and expected to vest, at December 31, 2014	2,144,974	0.60-24.52	7.19	6.38	24.18

Outstanding as of December 31, 2014	2,261,633	0.60-24.52	7.31	6.43	24.06
Granted	759,301	37.10-46.66	39.91
Exercised	(676,715)	0.60-24.52	2.39
Forfeited	(48,849)	0.75-38.54	16.28
Expired	—	—	—
Outstanding as of December 31, 2015	2,295,370	0.60-46.66	19.36	5.98	21.07
Vested and exercisable at December 31, 2015	933,707	0.60-46.66	7.16	5.55	32.97
Vested and expected to vest, at December 31, 2015	2,179,294	$0.60-$46.66	$19.15	5.96	$21.27

The Company’s board of directors adopted and its stockholders approved a 2014 Employee Stock Purchase Plan (ESPP) effective immediately prior to the effectiveness of its initial public offering. The ESPP provides for the grant to all eligible employees an option to purchase common stock under the ESPP, within the meaning Section 423 of the Internal Revenue Code.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime and shift premium, but exclusive of payments for equity compensation and other similar compensation.  A participant may purchase a maximum of 1,500 shares during a purchase period.  Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month period.  The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.  The offering periods are currently approximately six months in length beginning on the first business day on or after March 1 and September 1 of each year and ending on the first business day on or after September 1 and March 1 approximately six months later.

As of December 31, 2015, a total of 296,674 shares of common stock were available for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	Such other amount as may be determined by the administrator.

For 2015, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

The activity for the ESPP was as follows for the offering periods March 1, 2014 through December 31, 2015:

	First Offering	Second Offering	Third Offering	Fourth Offering
(amounts in thousands, except share and per share amounts)	Period	Period	Period	Period*
Employee accumulated payroll deductions	$414	$343	$361	$388
Total shares purchased	30,358	18,551	12,555	—
Payroll deductions used to purchase shares	$413	$342	$359	$—
Transfer to next offering period	$1	$1	$3	$—
FMV at enrollment date per share	$16.00	$21.69	$33.62	$49.25
FMV at purchase date per share	$21.69	$33.62	$49.25	$—
Purchase price per share	$13.60	$18.44	$28.58	$—
*Offering period ends March 1, 2016

Stock-based compensation expense recognized for the years ended December 31, 2015 and 2014 for the ESPP was $360 and $134, respectively, and is combined with the 2014 Plan compensation expense for a total compensation expense of $3,640 and $1,451 for the years ended December 31, 2015 and 2014, respectively.

The number of equity awards available for grant under the 2014 Plan as of December 31, 2015 and December 31, 2014 was 410,367 and 221,178, respectively.

Employee stock-based compensation expense recognized in 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.5% and 6.9%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2015 and 2014, stock-based compensation expense recognized under ASC 718, included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense, totaled $3,640 and $1,451, respectively. The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of December 31, 2015 and 2014 was $12,095 and $4,948, respectively.

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

The value of employee options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2015	2014	2013
Expected term (years)	3.50-5.48	4.02-6.99	5.26-6.03
Risk free interest rate	0.95-1.77%	1.32-2.02%	1.08-1.76%
Expected dividend yield	None	None	None
Volatility	41.99-44.87%	42.15-52.73%	50.10-52.77%

Under these assumptions, the total weighted-average fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $2,428, $5,329 and $1,705, respectively.

As of December 31, 2015 and December 31, 2014 there was $12,095 and $4,948, respectively, of total unrecognized compensation expense related to non-vested share-based compensation granted under the Plan.

Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings, and other financing arrangements, the Company issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock. Such warrants related to its redeemable convertible preferred stock have been recorded as liabilities as a result of non-standard anti-dilution rights and are carried at their estimated fair value using the Monte Carlo valuation model.

There are no outstanding warrants as of December 31, 2015.

A summary of outstanding warrants at December 31, 2014 is as follows:

	Number of	Exercise	Expiration
Security	warrants	price/share	date
Common stock	15,218	$0.30	2017-2019

A reconciliation of warrant activity from January 1, 2014 to December 31, 2015 is as follows:

	Issued and			Issued and
	outstanding			outstanding
	warrants as of	Warrants	Warrants	warrants as of
	January 1, 2015	exercised	expired	December 31, 2015
Common stock	15,218	15,218	—	—

	Issued and			Issued and
	outstanding			outstanding
	warrants as of	Warrants	Warrants	warrants as of
	January 1, 2014	exercised	expired	December 31, 2014
Series C preferred	14,215	11,459	2,756	—
Series D preferred	11,415	11,415	—	—
Series E preferred	4,222	4,222	—	—
Common stock	233,611	218,393	—	15,218
	263,463	245,489	2,756	15,218

The fair value of the preferred warrant liability was $0 at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded a gain (loss) of $0, $36 and $(262), respectively, on the change in fair value of the preferred warrants.

Accumulated other comprehensive income

Accumulated balances of the components within accumulated other comprehensive income (loss) were related to unrealized losses on foreign currency hedging and available-for-sale investments, net of tax, for the years ended December 31, 2015 and 2014 were $(37) and $0, respectively.

8. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. At December 31, 2015, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

December 31,
(amounts in thousands)	2015
2016	$1,165
2017	1,162
2018	1,149
2019	1,147
2020	747
Thereafter	269
Total	$5,639

Rent expense of $900, $750 and $910 for the years ended December 31, 2015, 2014 and 2013, respectively, was included in the accompanying Statements of Comprehensive Income.

Purchase obligations

The Company had $23,006 of outstanding purchase orders with its outside vendors and suppliers as of December 31, 2015. In addition, the Company entered into agreements for other services. Future commitments under these purchase orders and other agreements due not extend beyond twelve months.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2015, 2014 and 2013:

	December 31,
(amounts in thousands)	2015	2014	2013
Product warranty liability at beginning of period	$1,115	$809	$447
Accruals for warranties issued	1,871	1,075	533
Adjustments related to preexisting warranties (including changes in estimates)	510	406	322
Settlements made (in cash or in kind)	(1,523)	(1,175)	(493)
Product warranty liability at end of period	$1,973	$1,115	$809

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) assures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act) imposes notification requirements of certain security breaches relating to protected health information. The Company may be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations.

Legal proceedings

Inova Labs lawsuit

On November 4, 2011, the Company filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of the Company’s patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JGB-AN, or the Inova Labs Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients,” or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization,” or the ’136 patent.  The Company alleged in the Inova Labs Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Inova Labs Lawsuit seeks damages, injunctive relief, costs and attorneys’ fees.

The Defendant has answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against the Company alleging patent invalidity, non-infringement and inequitable conduct.  The Company denied the allegations in the Defendant’s counterclaims and filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

The Defendant filed requests with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Inova Labs Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Inova Labs Lawsuit pending outcome of the reexamination and also granted the Company’s motion to dismiss the Defendant’s inequitable conduct counterclaim. On December 7, 2015, the U.S. Patent and Trademark Office issued an inter partes Reexamination Certificate for the ‘343 patent. Reexamination proceedings for the ‘136 patent have not concluded.

On February 4, 2016, ResMed announced the completion of the acquisition of Inova Labs Inc.

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities between November 12, 2014 and March 11, 2015. The complaints alleged that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Exchange Act. Specifically, the complaints alleged that during the purported class period, the Company’s financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

Separation Design Group litigation

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against the Company in the United States District Court for the Central District of California.  The case is Separation Design Group IP Holdings, LLC v. Inogen, Inc., Case No. 2:15-cv-08323-JAK-JPR, or the SDGIP Lawsuit. On December 7, 2015, SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleges that the Company willfully infringes U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.”  SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit.  SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper.  SDGIP also seeks a permanent injunction against the Company.

The Company has and continues to vigorously contest SDGIP’s claims. The Company has answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses.

Other legal proceedings

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specified policies, to protect against losses from certain types of legal claims. The Company does not anticipate that any of these proceedings will have a material impact on the Company.

9. Foreign currency exchange contracts and hedging

As of December 31, 2015, the Company’s total non-designated derivative contracts had notional amounts totaling approximately $5,686. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and have an unrealized loss of approximately $14, net of tax.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of December 31, 2015, the Company had twenty-four designated hedges.

10. Quarterly summary of information (unaudited)

Summarized unaudited quarterly financial data are as follows:

(amounts in thousands, except per share amounts)
Quarterly Results 2015	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$33,752	$44,029	$40,778	$40,446
Gross profit	16,023	20,822	19,375	20,038
Net income	1,572	3,459	2,696	3,858
Net income per share attributable to common stockholders:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.08	$0.17	$0.13	$0.19

(amounts in thousands, except per share amounts)
Quarterly Results 2014	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$23,633	$30,393	$29,393	$29,118
Gross profit	11,938	15,114	14,649	13,816
Net income	888	2,286	2,133	1,519
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.13	$0.12	$0.08
Diluted	$(0.01)	$0.11	$0.11	$0.07

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Schedule II: Valuation and Qualifying Accounts

	Balance
	Beginning				Balance at
(amounts in thousands)	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2015
Allowance for doubtful accounts (1)	$1,180	$2,680	$2,196	$—	$1,664
Allowance for sales returns (2)	173	4,918	4,725	—	366
Allowance for rental revenue adjustments (3)	2,392	8,543	6,820	—	4,115
Allowance for inventory reserves (4)	141	89	102	—	128
Allowance for rental asset loss (5)	832	498	480	—	850
Year ended December 31, 2014
Allowance for doubtful accounts (1)	$1,141	$1,692	$1,404	$(249)	$1,180
Allowance for sales returns (2)	134	3,451	3,412	—	173
Allowance for rental revenue adjustments (3)	2,115	8,267	8,239	249	2,392
Allowance for inventory reserves (4)	100	201	160	—	141
Allowance for rental asset loss (5)	157	1,443	768	—	832
Year ended December 31, 2013
Allowance for doubtful accounts (1)	$742	$2,045	$1,284	$(362)	$1,141
Allowance for sales returns (2)	64	1,770	1,700	—	134
Allowance for rental revenue adjustments (3)	1,255	6,613	6,115	362	2,115
Allowance for inventory reserves (4)	98	78	76	—	100
Allowance for rental asset loss (5)	77	292	212	—	157

(1)

The additions to the allowance for doubtful accounts represent the estimates of bad debt expense based upon factors for which the company evaluates the collectability of accounts receivable, with actual recoveries netted into additions. Deductions are the actual write-offs of the receivables.

(2)

The additions to the allowance for sales returns represent estimates of returns based upon historical returns experience, primarily for the direct-to-consumer sales channel. Deductions are the actual returns of products.

(3)

The additions to the allowance for rental revenue adjustments represent estimates of revenue adjustments that will need to be recorded for billing errors on rental revenue, net of recoveries. Deductions are the actual adjustments and write-offs of the rental receivables for such revenue adjustments.

(4)	The inventory allowances are adjusted quarterly for potentially excess, obsolete, slow-moving, lost or impaired items.
(5)	The allowance for rental asset loss is based on estimated losses of the Company’s rental assets that will potentially be lost, stolen or unrecoverable from the patient.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOGEN, INC.
(Registrant)

By:	/s/ Raymond Huggenberger
Raymond Huggenberger
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond Huggenberger and Alison Bauerlein, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond Huggenberger Raymond Huggenberger	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
/s/ Alison Bauerlein Alison Bauerlein	Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2016
/s/ Heath Lukatch, Ph.D. Heath Lukatch, Ph.D.	Chairman of the Board	March 14, 2016
/s/ Benjamin Anderson-Ray Benjamin Anderson-Ray	Director	March 14, 2016
/s/ Heather Rider Heather Rider	Director	March 14, 2016
/s/ Loren McFarland Loren McFarland	Director	March 14, 2016
/s/ R. Scott Greer R. Scott Greer	Director	March 14, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s 2007 convertible note financing.	S-1	4.3	11/27/13
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s Series E Preferred Stock Financing.	S-1	4.4	11/27/13
4.5	Form of Warrant to Purchase Series C Convertible Preferred Stock.	S-1	4.5	11/27/13
4.6	Form of Warrant to Purchase Series D Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement dated July 7, 2006.	S-1	4.6	11/27/13
4.7	Form of Warrant to Purchase Series D Convertible Preferred Stock issued in connection with the Registrant’s Note and Warrant Purchase Agreement dated September 1, 2006.	S-1	4.7	11/27/13
4.8	Warrant to Purchase Series D Convertible Preferred Stock, dated September 18, 2006, issued to Venture Lending and Leasing IV, LLC.	S-1	4.8	11/27/13
4.9	Form of Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.9	11/27/13
4.10	Form of Second Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.10	11/27/13
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7+	Form Agreements under the 2014 Equity Incentive Plan.	S-1/A	10.7	01/28/14
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Scott Wilkinson.	S-1/A	10.11	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14
10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14
10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13
10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.23	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.24	Inogen Continuing Security, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.24	04/27/15
10.25	Inogen Credit Agreement, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.25	04/27/15
10.26	Inogen LC Note, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.26	04/27/15
10.27	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.28+	Employment and Severance Agreement, dated August 21, 2015, between the Registrant and Byron Myers	10-Q	10.1	11/10/15
10.29	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP	8-K	10.1	11/10/15
16.1	Letter to Securities and Exchange Commission from BDO USA, LLP, dated August 18, 2015	8-K	16.1	8/20/15
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
+	Indicates a management contract or compensatory plan.
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