Form 10-Q
period 2016-03-31
Inogen Inc
filed 2016-05-09
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 29, 2016, the registrant had 19,915,360 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$72,400	$66,106
Short-term investments	13,694	16,793
Accounts receivable, net	23,748	19,872
Inventories, net	10,275	8,648
Deferred cost of revenue	520	397
Income tax receivable	2,158	2,158
Prepaid expenses and other current assets	1,185	870
Total current assets	123,980	114,844
Property and equipment
Rental equipment, net of allowances	54,876	54,677
Manufacturing equipment and tooling	4,818	4,680
Computer equipment and software	4,626	4,503
Furniture and equipment	802	732
Leasehold improvements	1,091	978
Land and building	126	125
Construction in process	847	578
Total property and equipment	67,186	66,273
Less accumulated depreciation	(37,542)	(35,593)
Property and equipment, net	29,644	30,680
Intangible assets, net	206	229
Deferred tax asset - noncurrent	14,474	15,464
Other assets	96	97
Total assets	$168,400	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$17,220	$12,867
Accrued payroll	3,017	5,271
Current portion of long-term debt	238	315
Warranty reserve - current	1,351	1,226
Deferred revenue - current	2,212	2,323
Income tax payable	6	11
Total current liabilities	24,044	22,013
Long-term liabilities
Warranty reserve - noncurrent	1,078	747
Deferred revenue - noncurrent	4,768	4,199
Other noncurrent liabilities	321	337
Total liabilities	30,211	27,296
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 19,877,486 and 19,782,403
shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	181,030	179,143
Accumulated deficit	(42,743)	(45,108)
Accumulated other comprehensive loss	(118)	(37)
Total stockholders' equity	138,189	134,018
Total liabilities and stockholders' equity	$168,400	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Revenue
Sales revenue	$32,811	$23,049
Rental revenue	10,178	10,703
Total revenue	42,989	33,752
Cost of revenue
Cost of sales revenue	16,507	12,589
Cost of rental revenue, including depreciation of $2,947 and $2,956, respectively	5,203	5,140
Total cost of revenue	21,710	17,729
Gross profit
Gross profit-sales revenue	16,304	10,460
Gross profit-rental revenue	4,975	5,563
Total gross profit	21,279	16,023
Operating expense
Research and development	1,168	863
Sales and marketing	8,965	6,924
General and administrative	7,869	5,718
Total operating expense	18,002	13,505
Income from operations	3,277	2,518
Other income (expense)
Interest expense	(3)	(7)
Interest income	29	12
Other income (expense)	97	(105)
Total other income (expense), net	123	(100)
Income before provision for income taxes	3,400	2,418
Provision for income taxes	1,035	846
Net income	2,365	1,572
Other comprehensive loss, net of tax
Unrealized loss on foreign currency hedging	(92)	—
Unrealized gain on available-for-sale investments	11	—
Total other comprehensive loss, net of tax	(81)	—
Comprehensive income	$2,284	$1,572

Basic net income per share attributable to common stockholders (Note 5)	$0.12	$0.08
Diluted net income per share attributable to common stockholders (Note 5)	$0.11	$0.08
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	19,827,669	19,167,585
Diluted common shares	20,783,943	20,562,040

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	loss	equity
Balance, December 31, 2015	19,782,403	$20	$179,143	$(45,108)	$(37)	$134,018
Stock-based compensation	—	—	1,295	—	—	1,295
Employee stock purchases	17,724	—	500	—	—	500
Stock options exercised	77,359	—	92	—	—	92
Net income	—	—	—	2,365	—	2,365
Other comprehensive loss	—	—	—	—	(81)	(81)
Balance, March 31, 2016	19,877,486	$20	$181,030	$(42,743)	$(118)	$138,189

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,365	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,448	3,444
Loss on rental units and other fixed assets	306	205
Provision for sales returns	2,066	966
Provision for doubtful accounts	841	297
Provision for rental revenue adjustments	2,644	2,481
Provision for inventory obsolescence	23	32
Recovery on other inventory losses	(6)	(9)
Stock-based compensation expense	1,295	518
Deferred tax assets	990	—
Excess tax benefits from stock-based compensation arrangements	—	(1,818)
Changes in operating assets and liabilities:
Accounts receivable	(9,486)	(6,203)
Inventories	(2,170)	(199)
Deferred costs of revenue	(123)	83
Income tax receivable	—	814
Prepaid expenses and other current assets	(315)	(162)
Accounts payable and accrued expenses	4,260	2,975
Accrued payroll	(2,254)	586
Warranty reserve	456	276
Deferred revenue	458	221
Income tax payable	(5)	—
Other noncurrent liabilities	(16)	(18)
Net cash provided by operating activities	4,777	6,061
Cash flows from investing activities
Purchases of available-for-sale investments	(6,990)	—
Maturities of available-for-sale investments	10,100	—
Investment in intangible assets	—	(11)
Production and purchase of rental equipment	(1,455)	(3,477)
Purchases of property and equipment	(714)	(552)
Reimbursement of deposit	1	—
Net cash provided by (used in) investing activities	942	(4,040)

(continued on next page)

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
Cash flows from financing activities	2016	2015
Proceeds from stock options exercised	92	166
Proceeds from employee stock purchases	500	342
Repayment of debt from investment in intangible assets	(77)	(81)
Excess tax benefits from stock-based compensation arrangements	—	1,818
Net cash provided by financing activities	515	2,245
Effect of exchange rates on cash	60	—
Net increase in cash and cash equivalents	6,294	4,266
Cash and cash equivalents, beginning of period	66,106	56,836
Cash and cash equivalents, end of period	$72,400	$61,102
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$4	$8
Cash paid during the period for income taxes, net of refunds received	5	33

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing 4.8 or 7.0 pounds. The Company’s Inogen One G3® and Inogen One G2® have up to 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen oxygen concentrators to more than 145,000 patients as of March 31, 2016.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements are unaudited. The balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2016. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on March 14, 2016.

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

Recent accounting pronouncements

Income taxes:  In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax asset in the Company’s balance sheets as of December 31, 2015. No prior periods were retrospectively adjusted.

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In August 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017.  The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard.

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

Leases:  On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months.  This will increase the reported assets and liabilities – in some cases very significantly.  ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption will be permitted for all entities. The Company is currently evaluating the effect of the new lease recognition guidance, and has not yet determined the impact on the Company’s results of operations and financial condition.

Stock compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for any entity in any interim or annual period.  If early adoption is elected during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  If early adoption is elected, all of the amendments must be adopted in the same period.  The adoption of ASU No. 2016-09 and its impact to the financial statements is still being reviewed by the Company, and early adoption has not yet been determined.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Business segments

The Company operates in only one business segment – development, manufacturing, marketing, sales, and rental of respiratory products.

3. Fair value of financial instruments

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

Fair value accounting

Accounting Standards Codification (ASC) 820—Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

The Company obtained the fair value of its available-for-sale investments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g., large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and the fair value is determined. The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above. As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale investments within Level 2 of the fair value hierarchy.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and short-term investments:

	As of March 31, 2016
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
	cost	losses	Fair value	equivalents	investments
Cash	$55,309	$—	$55,309	$55,309	$—
Level 1:
Money market accounts	6,765	—	6,765	6,765	—

Level 2:
Certificates of deposit	24,036	(16)	24,020	10,326	13,694

Total	$86,110	$(16)	$86,094	$72,400	$13,694

	As of December 31, 2015
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
	cost	losses	Fair value	equivalents	investments
Cash	$52,164	$—	$52,164	$52,164	$—
Level 1:
Money market accounts	6,725	—	6,725	6,725	—

Level 2:
Certificates of deposit	24,047	(37)	24,010	7,217	16,793

Total	$82,936	$(37)	$82,899	$66,106	$16,793

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk.  The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies.  These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates.  Forward contracts are used to hedge forecasted sales over specific months.  Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity, and are recognized in the Statements of Comprehensive Income during the period which approximates the time the corresponding sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the Statements of Comprehensive Income.  The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the balance sheet.  The Company had a payable of $197 and $24 as of March 31, 2016 and December 31, 2015, respectively.  The Level 2 inputs consist of forward contracts at the end of the reporting period.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.  The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly but may assess it monthly.  For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings.  When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship.

Accumulated other comprehensive loss

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized	Unrealized	Accumulated
	gains (losses) on	losses	other
	available-for-	on cash	comprehensive
	sale investments	flow hedges	loss
Balance as of December 31, 2015	$(23)	$(14)	$(37)
Other comprehensive gain (loss), net of tax	11	(92)	(81)
Balance as of March 31, 2016	$(12)	$(106)	$(118)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

4. Balance sheet components

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net. During the three months ended March 31, 2016 and 2015, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and short-term investments consist of the following:

	March 31,	December 31,
Cash and cash equivalents	2016	2015
Cash	$55,309	$52,164
Money market accounts	6,765	6,725
Certificates of deposit	10,326	7,217
Total cash and cash equivalents	$72,400	$66,106
Short-term investments
Certificates of deposit	$13,694	$16,793
Total short-term investments	$13,694	$16,793

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

The Company also records an allowance for rental revenue adjustments, which is recorded as a reduction of rental revenue and net rental accounts receivable balances. These adjustments result from contractual adjustments, including untimely claims filings, or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed and unbilled during the related period.

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

As of March 31, 2016 and December 31, 2015, included in accounts receivable on the balance sheets were earned but unbilled receivables of $5,067 and $5,155, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period.  The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period.  As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
Gross accounts receivable	2016	2015
Medicare	$11,195	$10,510
Medicaid/other government	683	683
Private insurance	4,970	4,852
Patient responsibility	3,928	3,603
Business-to-business & other receivables	10,495	6,369
Total gross accounts receivable	$31,271	$26,017

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
Net accounts receivable	2016	2015
Medicare	$7,432	$7,441
Medicaid/other government	503	550
Private insurance	3,907	3,895
Patient responsibility	2,211	2,060
Business-to-business & other receivables	9,695	5,926
Total net accounts receivable	$23,748	$19,872

The following tables set forth the allowances for accounts receivable as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
Allowances - accounts receivable	2016	2015
Doubtful accounts	$2,021	$1,664
Rental revenue adjustments	4,761	4,115
Sales returns	741	366
Total allowances - accounts receivable	$7,523	$6,145

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

Concentration of customers and vendors

The Company primarily sells its products to home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company primarily sells its products to consumers on a prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2016 and March 31, 2015. No single customer represented more than 10% of the Company’s total accounts receivable balance as of March 31, 2016 or as of December 31, 2015.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 82.2% and 82.1% of rental revenue for the three months ended March 31, 2016 and March 31, 2015, respectively, and based on total revenue were 19.5% and 26.0% for the three months ended March 31, 2016 and March 31, 2015, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $7,432 or 31.3% of total accounts receivable as of March 31, 2016 as compared to $7,441, or 37.4% of total accounts receivable as of December 31, 2015.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2016, the Company’s three major vendors accounted for 14.1%, 11.8%, and 7.1%, respectively, of total raw material purchases. For the three months ended March 31, 2015, the Company’s three major vendors accounted for 22.7%, 18.0% and 5.8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 68.3% and 22.0% of the non-U.S. revenue for the three months ended March 31, 2016 and March 31, 2015, respectively, was invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2016 and March 31, 2015 is as follows:

	Three months ended March 31,
	2016	2015
U.S. revenue	$33,024	$25,354
Non-U.S. revenue	9,965	8,398
Total revenue	$42,989	$33,752

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

	March 31,	December 31,
	2016	2015
Raw materials and work-in-progress	$8,785	$7,097
Finished goods	1,655	1,679
Less: reserves	(165)	(128)
Inventories	$10,275	$8,648

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs are included in cost of revenue on the statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $687 and $570 for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three months ended March 31, 2016 and March 31, 2015, respectively.

	Three months ended March 31,
	2016	2015
Rental equipment	$2,947	$2,956
Other property and equipment	478	467
Total depreciation and amortization	$3,425	$3,423

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for March 31, 2016 and December 31, 2015, respectively.

	March 31,	December 31,
Property and equipment	2016	2015
Rental equipment, net of allowances of $850 and $850	$54,876	$54,677
Other property and equipment	12,310	11,596
Property and equipment	67,186	66,273

Accumulated depreciation
Rental equipment	30,365	28,894
Other property and equipment	7,177	6,699
Accumulated depreciation	37,542	35,593

Net property and equipment
Rental equipment	24,511	25,783
Other property and equipment	5,133	4,897
Property and equipment, net	$29,644	$30,680

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months ended March 31, 2016 and March 31, 2015.

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months ended March 31, 2016 and March 31, 2015. Amortization expense for intangible assets for the three months ended March 31, 2016 and March 31, 2015 was $23 and $21, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$104	$81
Patents and websites	5	873	787	86
Commercials	2	174	135	39
Total		$1,232	$1,026	$206

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2015	(in years)	amount	amortization	Net amount
Licenses	10	$185	$100	$85
Patents and websites	5	873	779	94
Commercials	2	174	124	50
Total		$1,232	$1,003	$229

Current liabilities

Accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$8,504	$7,448
Accrued inventory (in-transit and unvouchered receipts) and trade payables	5,398	3,548
Accrued purchasing card liability	2,754	1,581
Accrued franchise and use taxes	49	45
Other accrued expenses	515	245
Accounts payable and accrued expenses	$17,220	$12,867

5. Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260—Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended March 31,
	2016	2015
Numerator—basic and diluted:
Net income	$2,365	$1,572

Denominator:
Weighted-average common shares - basic common stock	19,827,669	19,167,585
Weighted-average common shares - diluted common stock	20,783,943	20,562,040

Net income per share - basic common stock	$0.12	$0.08
Net income per share - diluted common stock	$0.11	$0.08

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,827,669	19,167,585
Warrants	—	9,649
Stock options	956,274	1,384,806
Weighted-average common shares - diluted common stock	20,783,943	20,562,040
Shares excluded from diluted weighted-average shares:
Stock options	773,033	110,000
Shares excluded from diluted weighted-average shares	773,033	110,000

The computations of diluted net income attributable to common stockholders exclude common stock options which were anti-dilutive for the three months ended March 31, 2016 and March 31, 2015, respectively.

6. Long-term debt

JPMorgan Chase Bank debt

As of March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under its revolving line of credit.

The contractual obligations schedule below relates to the acquisition of patents which are reflected in intangible assets and were acquired in 2011.

	March 31,	December 31,
	2016	2015
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	$238	$315
Less: current maturities	(238)	(315)
Long-term debt, net of current portion	$—	$—

As of March 31, 2016, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

March 31, 2016
Remaining 9 months of 2016	$238
2017	—
Total	$238

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

Income tax expense was $1,035 and $846, an effective tax rate 30.4% and 35.0% for the three months ended March 31, 2016 and March 31, 2015, respectively.  Variations in the tax rate year-over-year were primarily due to changes in the valuation allowance related to California net operating losses.

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock.  As of March 31, 2016, options to purchase 583,015 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock.  As of March 31, 2016, options to purchase 216,151 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2016, options to purchase 1,397,470 shares of the Company’s common stock were outstanding, and 1,085,770 shares of common stock remained available for issuance. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2016, an additional 791,296 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2015	2,295,370	$0.60-$46.66	$19.36	5.98	$21.07
Granted	—	—	—
Exercised	(77,359)	0.60-18.93	1.19
Forfeited	(21,375)	16.62-24.52	24.01
Expired	—	—	—
Outstanding as of March 31, 2016	2,196,636	0.60-46.66	19.95	5.77	25.08
Vested and exercisable as of March 31, 2016	967,017	0.60-46.66	8.57	5.43	36.41
Vested and expected to vest as of March 31, 2016	2,094,190	$0.60-$46.66	$19.72	5.75	$25.30

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

As of March 31, 2016, a total of 458,019 shares of common stock were available for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2016, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation expense recognized for the three months ended March 31, 2016 and March 31, 2015 for the ESPP was $91 and $85, respectively, and is combined with the 2014 Plan compensation expense for a total compensation expense of $1,295 and $518 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Employee stock-based compensation expense recognized for the three months ended March 31, 2016 and March 31, 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.5% and 7.6%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For the three months ended March 31, 2016 and March 31, 2015, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense, totaled $1,295 and $518, respectively. The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of March 31, 2016 and March 31, 2015 was $10,704 and $4,528, respectively.

9. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of March 31, 2016, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

March 31, 2016
Remaining 9 months of 2016	$887
2017	1,167
2018	1,154
2019	1,152
2020	752
Thereafter	269
$5,381

Rent expense of $264 and $220 for the three months ended March 31, 2016 and March 31, 2015, respectively, was included in the accompanying statements of comprehensive income.

Purchase obligations

The Company had $23,006 of outstanding purchase orders with its outside vendors and suppliers as of March 31, 2016. In addition, the Company entered into agreements for other services. Future commitments under these purchase orders and other agreements do not extend beyond twelve months.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve month periods ended March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Product warranty liability at beginning of period	$1,973	$1,115
Accruals for warranties issued	525	1,871
Adjustments related to preexisting warranties (including changes in estimates)	300	510
Settlements made (in cash or in kind)	(369)	(1,523)
Product warranty liability at end of period	$2,429	$1,973

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

On February 4, 2016, ResMed announced the completion of the acquisition of Inova Labs Inc.

Securities class action lawsuit

On March 13 and March 19, 2015, plaintiffs Brad Christi and Roger D. Holford each filed, respectively, a lawsuit against Inogen, Raymond Huggenberger, Inogen’s President and Chief Executive Officer, and Alison Bauerlein, Inogen’s Executive Vice President and Chief Financial Officer, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities between November 12, 2014 and March 11, 2015. The complaints alleged that Inogen, Mr. Huggenberger and Ms. Bauerlein violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, and that Mr. Huggenberger and Ms. Bauerlein violated Section 20(a) of the Exchange Act. Specifically, the complaints alleged that during the purported class period the Company’s financial statements and disclosures concerning internal controls over financial reporting were materially false and misleading.  The complaints sought compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deemed proper.  On May 7, 2015, plaintiff Roger D. Holford filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the second filed action.  On June 29, 2015, plaintiff Brad Christi filed a notice of voluntary dismissal without prejudice pursuant to Federal Rule of Civil Procedure Rule 41(a)(1)(A) in the first filed action.  The case was closed by the Court as of June 29, 2015.

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

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against the Company on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While the Company disputes the claims, it agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. As of March 31, 2016, the Company has accrued approximately $980 for the settlement costs.

Other legal proceedings

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims.  At this time, the Company does not anticipate that any of these other proceedings will have a material adverse effect on the Company’s business.  Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

10. Foreign currency exchange contracts and hedging

As of March 31, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $879 and $4,408, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and the designated contracts had an unrealized loss of approximately $92, net of tax, during the three months ended March 31, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of March 31, 2016, the Company had twenty designated hedges.

11. Subsequent events

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against the Company on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California.  The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While the Company disputes the claims, it agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims.  As of March 31, 2016, the Company has accrued approximately $980 for the settlement costs.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are pending applications and/or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Union registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016.

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

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2015, we increased our internal sales representatives from 129 to 166. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that consists of 14 sales representatives as of December 31, 2015 up from 12 as of December 31, 2014. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, and private label partners.

•

Invest in our product offerings to develop innovative products. We expended $1.2 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our current Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also expect to launch our fourth-generation portable oxygen concentrator, the Inogen One G4, by the end of May 2016 and we expect this product to weigh approximately 2.8 pounds versus 4.8 pounds for our Inogen One G3 at approximately half the size compared to the Inogen One G3. The sound level is approximately 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. We also expect the Inogen One G4 to be less expensive to manufacture than our Inogen One G3 product.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended March 31, 2016 and March 31, 2015, approximately 23.2% and 24.9%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. Approximately 68.3% and 22.0% of the non-U.S. revenue for the three months ended March 31, 2016 and March 31, 2015, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of March 31, 2016, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, home oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $9.2 million to $43.0 million for the three months ended March 31, 2016 from $33.8 million for the three months ended March 31, 2015, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems and Inogen At Home systems, and partially offset by a decline in rental revenue associated with decreased reimbursement rates. We generated net income of $2.4 million and $1.6 million for the three months ended March 31, 2016 and March 31, 2015, respectively. We generated Adjusted EBITDA of $8.1 million and $6.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2016, our accumulated deficit was $42.7 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 10-13% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 17,000 systems in the three months ended March 31, 2016 compared to 11,000 systems for the same period in 2015. Management focuses on system sales as an indicator of current business success.

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

We plan to grow our rental revenue in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, securing additional insurance contracts and continuing to enhance our product offerings through additional product launches. However, we expect declining rental revenue in 2016 associated with reimbursement rate declines, partially offset by increased net patients on service. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, fluctuations in our net new patient setups will occur on a period-to-period basis.

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 12.9% as of March 31, 2016, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 15.3% as of March 31, 2015.  The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of March 31, 2016, we had approximately 33,200 oxygen rental patients, an increase from approximately 30,000 oxygen rental patients as of March 31, 2015. Management focuses on rental revenue as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily, from private payors, Medicaid and patients, for our rental revenue. For the three months ended March 31, 2016, approximately 82.2% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The current standard Medicare allowable effective January 1, 2016 now varies by state instead of the one national standard allowable for previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are subject to additional cuts effective July 1, 2016, per competitive bidding guidelines. In these areas covered under the re-bid of round two competitive bidding effective July 1, 2016, the Medicare allowable, for stationary oxygen rentals (E1390) ranges from $70.00 to $89.86 per month and the OGPE rentals (E1392) ranges from $33.97 to $42.00 per month.

As of January 1, 2011, Medicare has phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within that geography. Once bids have been placed, an individual company’s bids across products within the category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted-average prices, at which, sufficient suppliers have indicated they will support patients in the category, and this threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

As of January 1, 2016, competitive bidding was nationalized. All areas previously not subject to bidding had rate reductions applied instead of doing another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). Since January 1, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) are based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which is based on the regional competitive bidding rates. Starting on July 1, 2016, reimbursement rates will be 100% of the adjusted fee schedule amount which will be based on regional competitive bidding rates, including the adjustments associated with competitive bidding round two re-compete effective July 1, 2016.

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

CMS has also re-bid for competitive bidding round two re-compete, associated with approximately 50% of the Medicare market with contracts set to begin July 1, 2016 and continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas. Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing was announced in March 2016, and impacts both the zip codes covered under round two and also the rates for the un-bid areas effective July 1, 2016.

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

		Round one	Round two
	Round two	re-compete	re-compete
	weighted-	weighted-	weighted-
	average	average	average
	7/1/13-	1/1/14-	7/1/16-
	6/30/16	12/31/16	12/31/18
E1390 (stationary oxygen rentals)	$93.07	$95.74	$76.84
E1392 (portable oxygen rentals)	42.72	38.08	37.90
Total	$135.79	$133.82	$114.74

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas, the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated in round one of competitive bidding, which was implemented January 1, 2011 in 9 Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 Metropolitan Statistical Areas and we believe the impact on the number of oxygen suppliers was similar to round one. We believe that approximately 59% of the market was covered by round one and round two of competitive bidding.

Cumulatively in rounds one, two, round one re-compete, and round two re-compete, we were offered contracts for a substantial majority of the competitive bidding areas and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS.

Following round one of competitive bidding, we were excluded from the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, and Orlando-Kissimmee-FL competitive bidding areas and Honolulu-Hawaii, where we have never maintained a license. After round one re-compete of competitive bidding, we gained access to Kansas City-MO-KS and were excluded from the following competitive bidding areas: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-

FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from an additional 10 competitive bidding areas, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. After round two re-compete of competitive bidding, we gained access to Cape-Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Sarasota-Bradenton-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, and Tampa-St. Petersburg-Clearwater-FL.  We were excluded from the following competitive bidding areas that we had previously won under competitive bidding round two in the round two re-compete:  Allentown-Bethlehem-Easton-PA, Asheville,-NC, Augusta-Richmond County-GA, Camden-NJ, Catoosa-Dade-Walker Counties-GA, Elizabeth-Lakewood-New Brunswick,-NJ, Flint-MI, Greensboro-High Point-NC, Greenville-Anderson-Mauldin-SC, Jersey City-Newark-NJ, Las Vegas-Henderson-Paradise-NV, Little Rock-North Little Rock-Conway-AR, Louisville-Jefferson County-KY, Mercer County-PA, Poughkeepsie-Newburgh-Middletown-NY, Raleigh-NC, Scranton-Wilkes-Barre-Hazelton-PA, Stockton-Lodi-CA, Syracuse-NY, Wilmington-DE, and Youngstown-Warren-Boardman-OH, and were excluded from the following in both round two and round two re-compete competitive bidding rounds: Akron-OH, and Toledo-OH.

On a going forward basis, effective July 1, 2016, we believe we will continue to have access to over 90% of the Medicare market based on our analysis of the 96 competitive bidding areas that we have won out of the 126 competitive bidding areas, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding rounds. Instead in these areas, the rates are applied as discussed above. The loss of access to the competitive bidding areas where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 21.0% of our total revenue in 2015 and 19.5% of our total revenue in the three months ended March 31, 2016. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients, direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 30 competitive bidding areas where we were not offered contracts as of July 1, 2016 was approximately $0.6 million in the three months ended March 31, 2016 and $0.5 million in the three months ended March 31, 2015.

Under the Medicare competitive bidding program, providers may “grandfather” existing patients on service up to the effective date of the competitive bidding round. This means providers may retain all existing patients and continue to receive reimbursement for them, so long as the new reimbursement rate is accepted and the applicable beneficiary chooses to continue to receive equipment from the provider. Providers must either keep or release all patients under this “grandfathering” arrangement in each competitive bidding area; specific individual selection of patients for retention or release is not allowed. Providers can continue to sell equipment in competitive bid areas where they were not awarded contracts to patients paying out-of-pocket or with third-party insurance coverage.

We have elected to “grandfather” and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month period and the equipment is always owned by the home oxygen provider. The provider that billed Medicare for the 36th month continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. After the five-year useful life is reached, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit: a new maximum 36-month payment cycle out of the next 60 months of service would begin. The provider may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2016 and March 31, 2015, respectively.

Our obligations to service assigned Medicare patients over the contract rental period include supplying working equipment that meets the patient’s oxygen needs pursuant to their doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, that meets the physician’s prescription, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy, one year after first receiving oxygen therapy and one year after each new 36-month reimbursement period begins. These contracts are cancellable by the patient at any time and, by the provider, in certain circumstances when the patient can transition to another provider.

In addition to the adoption of the competitive bidding program, from 2010 through 2015, reimbursable fees for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment, “adjustment”, was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services not included in an area subject to competitive bidding. However, the stationary oxygen equipment, codes payment amounts, as required by statute, must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas is set based on regional averages of the competitive bidding prices as described previously and no fees are based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this is enacted. In addition, this change would likely also impact the number of patients interested in a cash purchase and could shift patients from out-of-pocket purchases toward renting units instead. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  We believe that the net effect of the ruling would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be applied completely starting on July 1, 2016. Medicare represented 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced to the weighted-average of the regional prices under round one re-compete and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.  CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018 as discussed previously.  CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018. There are multiple legislative efforts to delay the next round of bidding-derived reimbursement cuts for rural and non-bid areas that are currently expected to be implemented July 1, 2016. If these delay efforts are successful, this will reduce the impact of competitive bidding in the period of the delay. For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of March 31, 2016, we had 84 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen providers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at 60% up to and above 100% of Medicare allowables for in-network plans, and private payor plans can have 36-month capped rental periods similar to Medicare although they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the proposed budget for 2017, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 46% from 2009 to the first quarter of 2016. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Quarter over quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to home healthcare providers, distributors, private label partners and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2016 and March 31, 2015, business-to-business sales as a percentage of total sales revenue were 59.3% and 61.9%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

The revenue is allocated to the two deliverables on a relative selling price method. We have vendor-specific objective evidence of selling price for the equipment including the standard warranty. To determine the selling price of the lifetime warranty, we use our best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients. Based on clinical studies, we estimate that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, we estimate on average all patients will succumb to their disease within five years. We have taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One systems and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to lower reimbursement rates due to competitive bidding reimbursement declines, the nationalization of competitive bidding, continued reimbursement declines across third-party payors and increases in capped patients on service.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 840 — Leases. We have a separate contract with each patient that is not subject to a master lease agreement with any payor. The lease term begins on the date products are shipped to patients and is recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month. Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not billed. The estimate of unbilled rental revenue accrual is reported net of adjustments that are based on historical trends and estimates of future collectability.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, quality assurance, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, facility costs, and depreciation expense. We provide a three-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold.  We established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

We expect the average rental service costs per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in logistics costs, material, labor and depreciation.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support, including our efforts related to the upcoming Inogen One G4. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices and as a result expect our research and development expense to increase in future periods.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy. Our sales and marketing expense consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. They also include expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2014, 2015, and the first quarter of 2016, primarily due to an increase in the sales force and the increasing number of rental patients, and we expect a further increase in 2016 as we continue to increase sales and marketing activities.

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

Other income (expense), net

Our other income (expense), net consisted primarily of foreign currency translation losses, and interest income driven by the interest accruing on cash, cash equivalents and short-term investments.

Results of operations

Comparison of three months ended March 31, 2016 and March 31, 2015

Revenue

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$32,811	$23,049	$9,762	42.4%	76.3%	68.3%
Rental revenue	10,178	10,703	(525)	-4.9%	23.7%	31.7%
Total revenue	$42,989	$33,752	$9,237	27.4%	100.0%	100.0%

Sales revenue increased $9.8 million to $32.8 million for the three months ended March 31, 2016 from $23.0 million for the three months ended March 31, 2015, or an increase of 42.4% over the comparable period. The increase was primarily attributable to a 6,000-unit increase in the number of oxygen systems sold. We sold approximately 17,000 oxygen systems during the three months ended March 31, 2016 compared to approximately 11,000 oxygen systems sold during the three months ended March 31, 2015, or an increase of 54.5% over the comparable period. In addition, the increase in the number of systems sold resulted from an increase in direct-to-consumer sales in the United States due to increased sales and marketing efforts and an increase in business-to-business sales worldwide.

Rental revenue decreased $0.5 million to $10.2 million for the three months ended March 31, 2016 from $10.7 million for the three months ended March 31, 2015, or a decrease of 4.9% over the comparable period. The decrease in rental revenue was primarily related to a 3% year-over-year decline in per patient rental rates due to Medicare reimbursement cuts and an increase in reserves and adjustment rates.

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
	2016	2015	$	%	2016	2015
(amounts in thousands)
Revenue by region and category
Business-to-business domestic sales	$9,478	$5,880	$3,598	61.2%	22.0%	17.4%
Business-to-business international sales	9,965	8,398	1,567	18.7%	23.2%	24.9%
Direct-to-consumer domestic sales	13,368	8,771	4,597	52.4%	31.1%	26.0%
Direct-to-consumer domestic rentals	10,178	10,703	(525)	-4.9%	23.7%	31.7%
Total revenue	$42,989	$33,752	$9,237	27.4%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 61.2% and 52.4%, respectively, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our private label distributor, home medical equipment provider, resellers, as well as increased consumer demand for our products due to our marketing efforts and the marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of the additional internal sales representatives in the fourth quarter of 2015 and in the first quarter of 2016, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 18.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to continued demand in Europe. As of March 31, 2016, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended March 31, 2016, 90.8% was sold in Europe, compared to 87.7% in the comparative period in 2015.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months.  We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, lower reimbursement rates in connection with the nationalization of competitive bidding, continued reimbursement declines across third-party payors and increases in capped patients on service.  While we are monitoring the implementation of competitive bidding pricing changes in 2016, we believe that the net effect would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be applied completely starting on July 1, 2016.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$16,507	$12,589	$3,918	31.1%	38.4%	37.3%
Cost of rental revenue	5,203	5,140	63	1.2%	12.1%	15.2%
Total cost of revenue	$21,710	$17,729	$3,981	22.5%	50.5%	52.5%

Gross profit - sales revenue	$16,304	$10,460	$5,844	55.9%	37.9%	31.0%
Gross profit - rental revenue	4,975	5,563	(588)	-10.6%	11.6%	16.5%
Total gross profit	$21,279	$16,023	$5,256	32.8%	49.5%	47.5%

Gross margin percentage - sales revenue	49.7%	45.4%
Gross margin percentage- rental revenue	48.9%	52.0%
Total gross margin percentage	49.5%	47.5%

We manufacture our products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $3.9 million to $16.5 million for the three months ended March 31, 2016 from $12.6 million for the three months ended March 31, 2015, or an increase of 31.1% over the comparable period.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue increased $0.1 million to $5.2 million for the three months ended March 31, 2016 from $5.1 million for the three months ended March 31, 2015, or an increase of 1.2% over the comparable period. The increase in cost of rental revenue was primarily attributable to an increase of rental patients and related repair costs, disposables, product exchange and logistics costs. Cost of rental revenue included $2.9 million of rental asset depreciation for the three months ended March 31, 2016 versus $3.0 million for the three months ended March 31, 2015.  Rental asset depreciation expense declined in the first quarter of 2016 versus the first quarter of 2015 primarily due to lower equipment costs due to lower materials and labor costs per unit.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 49.7% for the three months ended March 31, 2016 from 45.4% for the three months ended March 31, 2015.  The increase in sales gross margin was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015.  In addition, an increase in sales mix toward higher margin direct-to-consumer sales, which accounted for 40.7% of total sales revenue in the first quarter of 2016 versus 38.1% in the first quarter of 2015, improved sales gross margin.

Rental revenue gross margin decreased to 48.9% for the three months ended March 31, 2016 from 52.0% for the three months ended March 31, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental adjustments in the first quarter of 2016, partially offset by lower cost of rental revenues associated with lower depreciation and servicing costs per patient.

Research and development expense

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$1,168	$863	$305	35.3%	2.7%	2.6%

Research and development expense increased $0.3 million to $1.2 million for the three months ended March 31, 2016 from $0.9 million for the three months ended March 31, 2015, or an increase of 35.3% over the comparable period.  The increase was primarily attributable to a $0.2 million increase in personnel-related expenses for engineering projects and $0.1 million for product development expense.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support, including our efforts related to the new Inogen One G4.

Sales and marketing expense

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$8,965	$6,924	$2,041	29.5%	20.9%	20.5%

Sales and marketing expense increased $2.0 million to $9.0 million for the three months ended March 31, 2016 from $6.9 million for the three months ended March 31, 2015, or an increase of 29.5% over the comparable period. The increase was primarily attributable to $1.0 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $0.5 million of wages and payroll tax expense, $0.4 million of commissions expense, and $0.1 million additional stock compensation expense), $0.4 million of additional media/printing expenses and $0.2 million in higher credit card processing fees. We also incurred an additional $0.1 million for non-warranty repair costs done as an accommodation to our customers. In the three months ended March 31, 2016, we spent $1.5 million in media and advertising costs compared to $1.1 million in the comparative period in 2015.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$7,869	$5,718	$2,151	37.6%	18.3%	16.9%

General and administrative expense increased $2.2 million to $7.9 million for the three months ended March 31, 2016 from $5.7 million for the three months ended March 31, 2015, or an increase of 37.6% over the comparable period. The increase was primarily attributable to a $1.0 million litigation settlement accrual, $1.2 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $0.6 million of stock compensation expense and an additional $0.6 million of wages and payroll tax expense), $0.5 million of bad debt expense primarily related to our rental receivables and $0.2 million of patent defense costs. These increases were partially offset by decreases of $0.7 million in audit/tax/legal fees (primarily due to the audit committee investigation expense of $0.9 million in the first quarter of 2015) and $0.2 million of bonus expense. Bad debt expense, expressed as a percentage of total revenue, was 2.0% and 0.9% in the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Other income (expense), net

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(3)	$(7)	$4	-57.1%	0.0%	0.0%
Interest income	29	12	17	141.7%	0.1%	0.0%
Other income (expense)	97	(105)	202	192.4%	0.2%	-0.3%
Total other income (expense), net	$123	$(100)	$223	223.0%	0.3%	-0.3%

Total other income (expense), net, increased to $0.1 million for the three months ended March 31, 2016 from $(0.1) million for the three months ended March 31, 2015. The increase was primarily due to gains on foreign currency sales transactions as the U.S. dollar stabilized.

Income tax expense

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$1,035	$846	$189	22.3%	2.4%	2.5%
Effective income tax rate	30.4%	35.0%

The increase in the provision for income taxes for the three months ended March 31, 2016 compared to the prior year period was primarily due to an increase in income before provision for income taxes to $3.4 million for the three months ended March 31, 2016 compared to $2.4 million for the three months ended March 31, 2015, partially offset by a decrease in the effective tax rate to 30.4% for the three months ended March 31, 2016, compared to 35.0% for the three months ended March 31, 2015. This decrease in the effective rates was primarily associated with a decreased valuation allowance on net operating losses in California.

Net income

	Three months ended
	March 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$2,365	$1,572	$793	50.4%	5.5%	4.7%

The increase in net income was primarily related to the increase in revenues of 27.4% over the prior year and the decrease in the effective tax rate to 30.4% for the three months ended March 31, 2016 compared to 35.0% for the three months ended March 31, 2015.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2016, we had purchase obligations of $23.0 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve month time-frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2016.

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

Liquidity and capital resources

As of March 31, 2016, we had cash and cash equivalents of $72.4 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $13.7 million in certificates of deposits which had maturities greater than three months, but less than twelve months, and which were classified as short-term investments.  Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of March 31, 2016, we had $0.2 million outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $4.3 million from proceeds related to stock option exercises and employee stock purchase plans. For the three months ended March 31, 2016 and March 31, 2015, we received $0.6 million and $0.5 million, respectively, in proceeds related to these stock programs.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JPMorgan Chase Bank. This agreement is a three-year working capital revolving line of credit which replaced the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances is the London Interbank Offer Rate (LIBOR) plus 1.25%.

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $34.2 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $138.0 million. As of March 31, 2016, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the three months ended March 31, 2016 consisted of the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $2.2 million, which were more than offset by net maturities of available-for-sale investments of $3.1 million.  We believe that our current cash, cash equivalents, short-term investments, available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2016 vs. 2015
Summary of cash flows	2016	2015	$	%
Cash provided by operating activities	$4,777	$6,061	$(1,284)	-21.2%
Cash provided by (used in) investing activities	942	(4,040)	4,982	-123.3%
Cash provided by financing activities	515	2,245	(1,730)	-77.1%
Effect of exchange rates on cash	60	—	60	—
Net increase in cash and cash equivalents	$6,294	$4,266	$2,028	47.5%

(amounts in thousands)	March 31,	December 31,
Working capital	2016	2015
Cash and cash equivalents	$72,400	$66,106
Short-term investments	13,694	16,793
Accounts receivable, net	23,748	19,872
Inventories, net	10,275	8,648
Deferred cost of revenue	520	397
Income tax receivable	2,158	2,158
Prepaid expenses and other current assets	1,185	870
Total current assets	123,980	114,844

Accounts payable and accrued expenses	17,220	12,867
Accrued payroll	3,017	5,271
Current portion of long-term debt	238	315
Warranty reserve	1,351	1,226
Deferred revenue	2,212	2,323
Income tax payable	6	11
Total current liabilities	24,044	22,013

Net working capital	$99,936	$92,831

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. In addition, operating expense leverage has increased as expenses have not grown as quickly as revenues due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle; and an increase in cash provided by accounts payable resulting from the higher level of operating expenses needed to support the higher sales level.

Net cash provided by operating activities for the three months ended March 31, 2016 consisted primarily of our net income of $2.4 million adjusted for non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $3.4 million, provision for rental revenue adjustments of $2.6 million, provision for sales returns of $2.1 million, stock-based compensation expense of $1.3 million, deferred tax assets of $1.0 million, provision for doubtful accounts of $0.8 million and loss on disposal of rental units of $0.3 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $9.2 million, of which $12.0 million was due to a net increase in accounts receivable, inventory, and other current assets during this period, and $2.3 million was due to a net decrease in accrued payroll. These were partially offset by a net increase of $4.3 million of accounts payable, $0.5 million of deferred revenue, and $0.5 million of the warranty reserve.

Investing activities

Net cash provided by or used in investing activities for each of the periods presented was primarily related to the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business. Beginning in the second quarter of 2015, net cash used in investing activities also included the net purchase of available-for-sale investments.

For the three months ended March 31, 2016, we had $10.1 million in maturities of available-for-sale investments, partially offset by $7.0 million of purchases that we invested in certificates of deposits with maturities greater than three months and less than twelve months that were classified as short-term investments.  In addition, we invested $1.5 million in rental assets and $0.7 million in other property, equipment, and leasehold improvements.

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

For the three months ended March 31, 2016, net cash provided by financing activities consisted primarily of $0.6 million from the proceeds of purchases under our employee stock purchase program, and stock options that were exercised, partially offset by $0.1 million of payments on our contractual obligation.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes the change in the fair value of our preferred stock warrant liability and stock-based compensation. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value re-measurements of our preferred stock warrants, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities

Our uses of EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

In evaluating EBITDA and Adjusted EBITDA you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including other U.S. GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
EBITDA and Adjusted EBITDA	2016	2015
Net income (U.S.GAAP)	$2,365	$1,572
Non-GAAP adjustments:
Interest expense	3	7
Interest income	(29)	(12)
Provision for income taxes	1,035	846
Depreciation and amortization	3,448	3,444
EBITDA (Non-GAAP)	6,822	5,857
Stock-based compensation	1,295	518
Adjusted EBITDA (Non-GAAP)	$8,117	$6,375

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $72.4 million as of March 31, 2016, which consisted of highly-liquid investments with a maturity of three months or less, and $13.7 million of short-term investments with original maturity dates of greater than three months and less than twelve months.  The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of March 31, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility.  If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JPMorgan Chase Bank. This agreement is a three year working capital revolving line of credit which replaces the previous loan facility we maintained with Comerica Bank.  The interest rate on outstanding debt balances will be LIBOR plus 1.25%.

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets.  EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement.  We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ending June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $34.2 million in EBITDA for that period. As of March 31, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $138.0 million.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in U.S. dollars. In the fourth quarter of 2014, we began receiving VAT refunds in Euro currency, and had an exchange translation loss of $0.1 million during that period. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2016 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We entered into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015.  These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net.  Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against Inogen on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California.  The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While we dispute the claims, we agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims.  As of March 31, 2016, we have accrued approximately $980 for the settlement costs.

Other litigation

In the normal course of business, we are from time to time involved in various other legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain types of legal claims.  At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business.  Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Quarterly Report on Form 10-Q, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks related to our business and strategy

A significant majority of our customers have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices.  We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended March 31, 2016 and March 31, 2015, we derived 19.5% and 26.0%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 12.9% as of March 31, 2016, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 15.3% as of March 31, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

The Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies.  The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under Round one of the Medicare competitive bidding program.  Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare Round two competitive bidding and national mail-order programs.  In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends the CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). CMS concurred with the OIG’s recommendations, observing that the President’s fiscal year 2016 budget recommended limiting Medicaid reimbursement of DME to Medicare rates. In December 2015, the Omnibus bill passed that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) beginning January 1, 2019, including for oxygen. CMS also noted that it communicates frequently with states to inform them of available options for their DME purchasing programs, including manufacturer rebates and competitive bidding.

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

As of January 1, 2016, competitive bidding has been nationalized. All areas previously not subject to bidding have had rate reductions applied instead of doing another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). Since January 1, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) are based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which is based on the regional competitive bidding rates. Starting on July 1, 2016, reimbursement rates will be 100% of the adjusted fee schedule amount which will be based on regional competitive bidding rates.

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

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  We believe that the net effect of the ruling would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing is being applied partially from January 1, 2016 to June 30, 2016 and will be applied completely starting on July 1, 2016. Medicare was 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced to the weighted-average of the regional prices under round one re-compete and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population. CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018 as discussed previously. CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018.

CMS has also re-bid for competitive bidding round two re-compete, associated with approximately 50% of the Medicare market with contracts set to begin July 1, 2016 and continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas. Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing was announced in March 2016 and impacts both the zip codes covered under round two and also the rates for the un-bid areas effective July 1, 2016.

CMS has begun the bidding process for the round one 2017 for contracts effective January 1, 2017 through December 31, 2018. Bids were due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market will be impacted by these contracts set to begin January 1, 2017 and continue through December 31, 2018. To the extent that we are not successful in future competitive bidding rounds, we may lose access to patients in CBAs in which we are not awarded contracts, which would adversely affect our business, financial condition and results of operation.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as frequent subject to unnecessary utilization. The final rule was published on December 30, 2015 and specifies a master list of 135 items that could potentially be subject to PA, including stationary oxygen rentals (E1390). The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”, which has not yet been published in the Federal Register. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional subregulatory guidance on these timelines in the future.  CMS has announced that two power mobility codes (HCPCS K0856 and K0861) will be considered for prior approval as CMS moves forward with the implementation of this final rule.  No other codes have been publicly discussed at this time.  If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. Some states have already enacted legislation that would require in-state facilities. Additional states such as Idaho, Arizona, Virginia, and North Carolina are considering such legislation. Idaho is considering Senate Bill 1387, which would require any durable medical equipment supplier selling products including oxygen to have at least one accredited physical facility that meets federal supplier standards under 42 CFR 424.57 and is either located in Idaho or is within 150 miles of any customer located in Idaho served by the supplier, and to maintain sufficient inventory and staff to service or repair such products. Arizona is currently considering HB 2266, which would require any durable medical equipment supplier to have at least one accredited physical facility that is staffed during reasonable business hours per accreditation guidelines and that is located in Arizona or within 100 miles of any resident Medicare beneficiary in Arizona who is being served by the supplier. Virginia is considering HB 527 which would require nonresident medical equipment suppliers to register with the Board of Pharmacy. North Carolina is considering House Bill 623, which would require home medical equipment providers to maintain at least one physical location within North Carolina or within 40 miles of the border of North Carolina and with sufficient inventory to respond to orders or requests within North Carolina in a timely manner. We do not have facilities in these states and as such would be required to incur costs to comply with these requirements. We are monitoring all state requirements to maintain compliance with state-specific legislation and access to service patients in these states. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business, which would adversely impact our business, financial condition and operating results.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.2 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, for research and development efforts, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2016 and March 31, 2015, approximately 23.7% and 31.7%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

•

suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the performance or safety of our products or cause delays in supplying of our products to our customers;

•	newly identified suppliers may not qualify under the stringent quality regulatory standards to which our business is subject;
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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than forty countries around the world where we conduct activities and sell our products.  We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of March 31, 2016, we had an accumulated deficit of $42.7 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

On November 7, 2014, we entered into a revolving credit agreement with JPMorgan Chase Bank, which we refer to as our revolving credit agreement. The agreement provides for a revolving credit facility in an aggregate principal amount of $15.0 million with a sublimit of $1.0 million for the issuance of letters of credit on our behalf. The agreement is secured by all or substantially all of our assets.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $10.0 million in EBITDA for the preceding test period, and we had $34.2 million in EBITDA for that period. As of March 31, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $138.0 million.

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

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. These principles are subject to interpretation by the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to as IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

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

Our Inogen concentrators are medical devices subject to extensive regulation in the United States and in the foreign markets where we distribute our products. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•	design, development and manufacturing;
•	testing, labeling, content and language of instructions for use and storage;
•	clinical trials;
•	product safety;
•	marketing, sales and distribution;
•	pre-market clearance and approval;
•	record keeping;
•	advertising and promotion;
•	recalls and field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market approval studies; and
•	product import and export.

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

All of our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products, or do so in a timely fashion.

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

Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and performance of our products and dissuade our customers from using our products.

If we modify our FDA cleared devices, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.

Any modification we make to our Inogen One systems and Inogen At Home system that could significantly affect its safety or performance, or would constitute a major change in its intended use, manufacture, design, components, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Even after we have obtained regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	delays in the introduction of products into the market;
•	refusal to grant our requests for future 510(k) clearances or approvals of new products, new intended uses, or modifications to exiting products;
•	withdrawals or suspensions of current 510(k) clearances or approvals, resulting in prohibitions on sales of our products; and
•	criminal prosecution.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, labeling or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our Inogen concentrators could be particularly harmful to our business, financial and operating results.

We are required to timely report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including adverse publicity, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

We and our component manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. Although we believe our manufacturing facilities and those of our component manufacturers are in compliance with the QSR, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component manufacturers or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take prompt and satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including any of the following sanctions:

•	adverse publicity, untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or modified products;
•	withdrawing 510(k) clearances or pre-market approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

Approximately 23.2% and 24.9% of our revenue was from sales outside of the United States for the three months ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use that is either false or misleading, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results.

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

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, Stark, false claims and anti-inducement laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

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

As of March 31, 2016 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of March 31, 2016, we had two pending U.S. patent applications, thirty issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office.  Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (“SDGIP”) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.”  SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper.  SDGIP also seeks a permanent injunction against us. While we have and continue to vigorously contest SDGIP’s claims, we cannot predict the outcome of the SDGIP lawsuit.  Any adverse determination in the SDGIP lawsuit could have a material adverse effect on our business and operating results.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with Inova Labs Inc. and SDGIP, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

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

Infringement and other intellectual property claims and proceedings brought against us, including the SDGIP lawsuit, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are pending applications and/or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, and Europe (European Union registration). We own pending applications for “Inogen” in Japan and South Korea, and we own a pending application for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, we identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. We commenced measures to remediate this material weakness during the first quarter of 2015, and remediation has been completed as of December 31, 2015.  Steps we have taken to remediate the material weakness in our internal control over financial reporting of revenue include: implementation of more extensive random and data analytics driven quarterly medical documentation audits, supervisor facsimile and call monitoring, and additional independent scrutiny of medical documentation authenticity.  However, we cannot assure you that our internal controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.

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

As of March 31, 2016, one holder of approximately 3.5 million shares, or approximately 17.9%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 36.2% of the outstanding shares of our common stock.  Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2016 and March 31, 2015.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	May 9, 2016	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2016	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)