Form 10-Q
period 2016-06-30
Inogen Inc
filed 2016-08-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 20,095,609 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$84,500	$66,106
Short-term investments	13,616	16,793
Accounts receivable, net	27,837	19,872
Inventories, net	12,514	8,648
Deferred cost of revenue	503	397
Income tax receivable	1,228	2,158
Prepaid expenses and other current assets	2,363	870
Total current assets	142,561	114,844
Property and equipment
Rental equipment, net	55,074	54,677
Manufacturing equipment and tooling	5,640	4,680
Computer equipment and software	4,686	4,503
Furniture and equipment	802	732
Leasehold improvements	1,091	978
Land and building	125	125
Construction in process	478	578
Total property and equipment	67,896	66,273
Less accumulated depreciation	(39,456)	(35,593)
Property and equipment, net	28,440	30,680
Intangible assets, net	184	229
Deferred tax asset - noncurrent	11,504	15,464
Other assets	97	97
Total assets	$182,786	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$19,298	$12,867
Accrued payroll	4,528	5,271
Current portion of long-term debt	159	315
Warranty reserve - current	1,674	1,226
Deferred revenue - current	2,318	2,323
Income tax payable	—	11
Total current liabilities	27,977	22,013
Long-term liabilities
Warranty reserve - noncurrent	1,347	747
Deferred revenue - noncurrent	5,619	4,199
Other noncurrent liabilities	340	337
Total liabilities	35,283	27,296
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 20,068,955 and 19,782,403 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	185,086	179,143
Accumulated deficit	(37,601)	(45,108)
Accumulated other comprehensive loss	(2)	(37)
Total stockholders' equity	147,503	134,018
Total liabilities and stockholders' equity	$182,786	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Sales revenue	$45,578	$32,385	$78,389	$55,434
Rental revenue	8,989	11,644	19,167	22,347
Total revenue	54,567	44,029	97,556	77,781
Cost of revenue
Cost of sales revenue	23,046	17,866	39,553	30,455
Cost of rental revenue, including depreciation of $2,908 and $2,944 for the three months ended and $5,855 and $5,900 for the six months ended, respectively	5,306	5,341	10,509	10,481
Total cost of revenue	28,352	23,207	50,062	40,936
Gross profit
Gross profit-sales revenue	22,532	14,519	38,836	24,979
Gross profit-rental revenue	3,683	6,303	8,658	11,866
Total gross profit	26,215	20,822	47,494	36,845
Operating expense
Research and development	1,379	975	2,547	1,838
Sales and marketing	9,576	7,567	18,541	14,491
General and administrative	7,241	6,935	15,110	12,653
Total operating expense	18,196	15,477	36,198	28,982
Income from operations	8,019	5,345	11,296	7,863
Other income (expense)
Interest expense	(2)	(6)	(5)	(13)
Interest income	36	26	65	38
Other income (expense)	(11)	(51)	86	(156)
Total other income (expense), net	23	(31)	146	(131)
Income before provision for income taxes	8,042	5,314	11,442	7,732
Provision for income taxes	2,900	1,855	3,935	2,701
Net income	5,142	3,459	7,507	5,031
Other comprehensive income, net of tax
Unrealized gain (losses) on foreign currency hedging during the period	63	—	(35)	—
Add: reclassification adjustment for losses included in net income	44	—	50	—
Total unrealized gain on foreign currency hedging	107	—	15	—
Unrealized gain on available-for-sale investments during the period	9	—	20	—
Total other comprehensive income, net of tax	116	—	35	—
Comprehensive income	$5,258	$3,459	$7,542	$5,031

Basic net income per share attributable to common stockholders (Note 5)	$0.26	$0.18	$0.38	$0.26
Diluted net income per share attributable to common stockholders (Note 5)	$0.25	$0.17	$0.36	$0.24
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	19,972,395	19,310,064	19,900,032	19,239,218
Diluted common shares	20,925,613	20,672,414	20,860,878	20,617,342

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$—	$118,150
Stock-based compensation	—	—	1,327	—	—	1,327
Employee stock purchases	18,551	—	342	—	—	342
Excess tax benefits from stock-based compensation agreements	—	—	2,688	—	—	2,688
Stock options exercised	268,228	—	379	—	—	379
Net income	—	—	—	5,031	—	5,031
Balance, June 30, 2015	19,346,143	$19	$179,560	$(51,662)	$—	$127,917

Balance, December 31, 2015	19,782,403	20	179,143	(45,108)	(37)	134,018
Stock-based compensation	—	—	3,451	—	—	3,451
Employee stock purchases	17,724	—	500	—	—	500
Stock options exercised	268,828	—	1,992	—	—	1,992
Net income	—	—	—	7,507	—	7,507
Other comprehensive income	—	—	—	—	35	35
Balance, June 30, 2016	20,068,955	$20	$185,086	$(37,601)	$(2)	$147,503

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$7,507	$5,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,874	6,908
Loss on rental units and other fixed assets	567	648
Gain on sale of former assets	(203)	—
Provision for sales returns and doubtful accounts	5,053	2,409
Provision for rental revenue adjustments	5,470	4,286
Provision for inventory obsolescence and other inventory losses, net of recoveries	108	113
Stock-based compensation expense	3,451	1,327
Deferred tax assets	3,960	—
Excess tax benefits from stock-based compensation arrangements	—	(2,688)
Changes in operating assets and liabilities:
Accounts receivable	(18,436)	(12,111)
Inventories	(4,980)	(1,805)
Deferred cost of revenue	(106)	55
Income tax receivable	930	2,669
Prepaid expenses and other current assets	(1,493)	(601)
Accounts payable and accrued expenses	6,383	5,923
Accrued payroll	(743)	191
Warranty reserve	1,048	491
Deferred revenue	1,415	941
Income tax payable	(11)	—
Other noncurrent liabilities	3	(36)
Net cash provided by operating activities	16,797	13,751
Cash flows from investing activities
Purchases of available-for-sale investments	(14,857)	(20,557)
Maturities of available-for-sale investments	18,054	6,317
Investment in intangible assets	—	(11)
Investment in property and equipment	(4,183)	(7,760)
Proceeds from sale of former assets	298	—
Net cash used in investing activities	(688)	(22,011)

(continued on next page)

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from financing activities
Proceeds from stock options exercised	1,992	379
Proceeds from employee stock purchases	500	342
Repayment of debt from investment in intangible assets	(156)	(163)
Excess tax benefits from stock-based compensation arrangements	—	2,688
Net cash provided by financing activities	2,336	3,246
Effect of exchange rates on cash	(51)	—
Net increase (decrease) in cash and cash equivalents	18,394	(5,014)
Cash and cash equivalents, beginning of period	66,106	56,836
Cash and cash equivalents, end of period	$84,500	$51,822
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7	$15
Cash paid (received) during the period for income taxes, net of refunds received	(927)	33

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing 2.8, 4.8 or 7.0 pounds with a single battery. The Company’s Inogen One G4™, Inogen One G3® and Inogen One G2® have up to 3, 4.5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen oxygen concentrators to more than 170,000 patients as of June 30, 2016.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements are unaudited. The balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation with no effect on previously reported financial position, results of operations or cash flows. These changes consisted of reclassifications to certain line items in the accompanying Statement of Cash Flows and did not change total operating, financing or investing activities as previously reported.

Recent accounting pronouncements

Income taxes:  In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company early adopted ASU No. 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax asset in the Company’s balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Revenue recognition pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is currently evaluating the impact of the Company’s pending adoption of ASU No. 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The implementation guidelines follow ASU No. 2014-09.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas.  The implementation guidelines follow ASU No. 2014-09.

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition.  The implementation guidelines follow ASU No. 2014-09.

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

Stock compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Certain amendments related to ASU No. 2016-09 are implemented with changes recognized on a modified retrospective transition method, retrospectively as well as prospectively. Early application is permitted for any entity in any interim or annual period. If early adoption is elected during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. If early adoption is elected, all of the amendments must be adopted in the same period. The adoption of ASU No. 2016-09 and its impact to the financial statements is still being reviewed by the Company, and early adoption has not yet been determined.

Business segments

The Company operates and reports in only one business segment – development, manufacturing, marketing, sales, and rental of respiratory products.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Fair value accounting

Accounting Standards Codification (ASC) 820—Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and short-term investments:

	As of June 30, 2016
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
	cost	losses	Fair value	equivalents	investments
Cash	$42,290	$—	$42,290	$42,290	$—
Level 1:
Money market accounts	33,270	—	33,270	33,270	—

Level 2:
Certificates of deposit	22,559	(3)	22,556	8,940	13,616

Total	$98,119	$(3)	$98,116	$84,500	$13,616

	As of December 31, 2015
		Gross		Cash	Short-
	Adjusted	unrealized		and cash	term
	cost	losses	Fair value	equivalents	investments
Cash	$52,164	$—	$52,164	$52,164	$—
Level 1:
Money market accounts	6,725	—	6,725	6,725	—

Level 2:
Certificates of deposit	24,047	(37)	24,010	7,217	16,793

Total	$82,936	$(37)	$82,899	$66,106	$16,793

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity, and are recognized in the statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the balance sheet. The Company had a payable of $3 and $24 as of June 30, 2016 and December 31, 2015, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

ineffectiveness. The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly but may assess it monthly. For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized	Unrealized	Accumulated
	gains (losses) on	gains (losses)	other
	available-for-	on cash	comprehensive
	sale investments	flow hedges	gain (loss)
Balance as of December 31, 2015	$(23)	$(14)	$(37)
Other comprehensive gain, net of tax	20	15	35
Balance as of June 30, 2016	$(3)	$1	$(2)

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

4. Balance sheet components

Cash, cash equivalents, and short-term investments

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest (adjusted cost), which approximates fair value which includes the unrealized gains (losses). Certificates of deposit are included in cash equivalents and short-term investments based on the maturity date of the security.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net. During the three and six months ended June 30, 2016 and 2015, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and short-term investments consist of the following:

	June 30,	December 31,
Cash and cash equivalents	2016	2015
Cash	$42,290	$52,164
Money market accounts	33,270	6,725
Certificates of deposit	8,940	7,217
Total cash and cash equivalents	$84,500	$66,106
Short-term investments
Certificates of deposit	$13,616	$16,793
Total short-term investments	$13,616	$16,793

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

As of June 30, 2016 and December 31, 2015, included in accounts receivable on the balance sheets were earned but unbilled receivables of $5,361 and $5,155, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
Gross accounts receivable	2016	2015
Medicare	$12,556	$10,510
Medicaid/other government	660	683
Private insurance	4,238	4,852
Patient responsibility	3,735	3,603
Business-to-business & other receivables	15,236	6,369
Total gross accounts receivable	$36,425	$26,017

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
Net accounts receivable	2016	2015
Medicare	$7,572	$7,441
Medicaid/other government	463	550
Private insurance	3,110	3,895
Patient responsibility	2,076	2,060
Business-to-business & other receivables	14,616	5,926
Total net accounts receivable	$27,837	$19,872

The following tables sets forth the allowances for accounts receivable as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
Allowances - accounts receivable	2016	2015
Doubtful accounts	$2,086	$1,664
Rental revenue adjustments	5,959	4,115
Sales returns	543	366
Total allowances - accounts receivable	$8,588	$6,145

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has entered into hedging relationships with a single counterparty to offset a portion of the forecasted Euro based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company primarily sells its products to consumers on a prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2016 and June 30, 2015. One customer represented more than 10% of the Company’s total net accounts receivable balance as of June 30, 2016, and no single customer represented more than 10% of the Company’s total net accounts receivable balance as of December 31, 2015.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 72.2% and 73.1% of rental revenue for the three months ended June 30, 2016 and June 30, 2015, respectively, and based on total revenue was 11.9% and 19.3% for the three months ended June 30, 2016 and June 30, 2015, respectively. Medicare’s service reimbursement programs accounted for 71.8% and 72.9% of rental revenue for the six months ended June 30, 2016 and June 30, 2015, respectively, and based

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

on total revenue was 14.1% and 21.0% for the six months ended June 30, 2016 and June 30, 2015, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $7,550 or 27.1% of total net accounts receivable as of June 30, 2016 as compared to $7,441, or 37.4% of total net accounts receivable as of December 31, 2015.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2016, the Company’s three major vendors accounted for 21.9%, 13.6%, and 7.7%, respectively, of total raw material purchases. For the six months ended June 30, 2015, the Company’s three major vendors accounted for 21.6%, 17.7% and 9.6%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 69.1% and 68.0% of the non-U.S. revenue for the three months ended June 30, 2016 and June 30, 2015, respectively, were invoiced in Euros. Approximately 69.2% and 42.4% of the non-U.S. revenue for the six months ended June 30, 2016 and June 30, 2015, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and six months ended June 30, 2016 and June 30, 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
U.S. revenue	$41,469	$33,458	$74,493	$58,812
Non-U.S. revenue	13,098	10,571	23,063	18,969
Total revenue	$54,567	$44,029	$97,556	$77,781

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

	June 30,	December 31,
	2016	2015
Raw materials and work-in-progress	$10,709	$7,097
Finished goods	1,957	1,679
Less: reserves	(152)	(128)
Inventories	$12,514	$8,648

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives as follows:

Rental equipment	1.5-5 years
Manufacturing equipment and tooling	2-5 years
Computer equipment and software	2-3 years
Furniture and equipment	3-5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs are included in cost of revenue on the statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight for rental equipment was $746 and $642 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $1,433 and $1,212 for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three months ended June 30, 2016 and June 30, 2015, respectively, and for the six months ended June 30, 2016 and June 30, 2015, respectively.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Rental equipment	$2,908	$2,944	$5,855	$5,900
Other property and equipment	496	498	974	965
Total depreciation and amortization	$3,404	$3,442	$6,829	$6,865

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for June 30, 2016 and December 31, 2015, respectively.

	June 30,	December 31,
Property and equipment	2016	2015
Rental equipment, net of allowances of $700 and $850, respectively	$55,074	$54,677
Other property and equipment	12,822	11,596
Property and equipment	67,896	66,273

Accumulated depreciation
Rental equipment	31,783	28,894
Other property and equipment	7,673	6,699
Accumulated depreciation	39,456	35,593

Net property and equipment
Rental equipment	23,291	25,783
Other property and equipment	5,149	4,897
Property and equipment, net	$28,440	$30,680

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or six months ended June 30, 2016 and June 30, 2015.

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or six months ended June 30, 2016 and June 30, 2015. Amortization expense for intangible assets for the three months ended June 30, 2016 and June 30, 2015 was $22 and $22, respectively, and for the six months ended June 30, 2016 and June 30, 2015 was $45 and $43, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$109	$76
Patents and websites	5	873	795	78
Commercials	2	174	144	30
Total		$1,232	$1,048	$184

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2015	(in years)	amount	amortization	Net amount
Licenses	10	$185	$100	$85
Patents and websites	5	873	779	94
Commercials	2	174	124	50
Total		$1,232	$1,003	$229

The minimum aggregate amortization expense for intangibles for each of the five succeeding fiscal years is summarized as follows:

June 30, 2016
Remaining 6 months of 2016	$39
2017	63
2018	49
2019	13
2020	9
Thereafter	11
$184

Current liabilities

Accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$11,058	$7,448
Accrued inventory (in-transit and unvouchered receipts) and trade payables	6,414	3,548
Accrued purchasing card liability	1,578	1,581
Accrued franchise and use taxes	23	45
Other accrued expenses	225	245
Accounts payable and accrued expenses	$19,298	$12,867

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator—basic and diluted:
Net income	$5,142	$3,459	$7,507	$5,031

Denominator:
Weighted-average common shares - basic common stock	19,972,395	19,310,064	19,900,032	19,239,218
Weighted-average common shares - diluted common stock	20,925,613	20,672,414	20,860,878	20,617,342

Net income per share - basic common stock	$0.26	$0.18	$0.38	$0.26
Net income per share - diluted common stock	$0.25	$0.17	$0.36	$0.24

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	19,972,395	19,310,064	19,900,032	19,239,218
Warrants	—	9,663	—	9,657
Stock options	953,218	1,352,687	960,846	1,368,467
Weighted-average common shares - diluted common stock	20,925,613	20,672,414	20,860,878	20,617,342
Shares excluded from diluted weighted-average shares:
Stock options	1,019,045	582,970	1,380,382	612,970
Shares excluded from diluted weighted-average shares	1,019,045	582,970	1,380,382	612,970

The computations of diluted net income attributable to common stockholders exclude common stock options which were anti-dilutive for the three months and six months ended June 30, 2016 and June 30, 2015, respectively.

6. Long-term debt

JPMorgan Chase Bank debt

As of June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under its revolving line of credit.

Patent purchase obligation

The contractual obligations schedule below relates to the acquisition of patents which are reflected in intangible assets and were acquired in 2011.

	June 30,	December 31,
	2016	2015
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	$159	$315
Less: current maturities	(159)	(315)
Long-term debt, net of current portion	$—	$—

As of June 30, 2016, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

June 30, 2016
Remaining 6 months of 2016	$159
Total	$159

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

Income tax expense was $2,900 and $1,855, an effective tax rate 36.1% and 34.9%, for the three months ended June 30, 2016 and June 30, 2015, respectively. Income tax expense was $3,935 and $2,701, an effective tax rate 34.4% and 34.9%, for the six months ended June 30, 2016 and June 30, 2015, respectively.

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2016, options to purchase 494,660 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2016, options to purchase 192,343 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2016, options to purchase 1,953,593 shares of the Company’s common stock were outstanding, and 450,342 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2015	2,295,370	$0.60-$46.66	$19.36	5.98	$21.07
Granted	657,998	44.19	44.19
Exercised	(268,828)	0.60-38.54	7.41
Forfeited	(43,429)	8.37-38.54	27.57
Expired	(515)	8.70	8.70
Outstanding as of June 30, 2016	2,640,596	0.60-46.66	26.63	5.85	23.48
Vested and exercisable as of June 30, 2016	1,042,447	0.60-46.66	14.12	5.31	35.99
Vested and expected to vest as of June 30, 2016	2,519,129	$0.60-$46.66	$26.41	5.83	$23.70

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

As of June 30, 2016, a total of 458,019 shares of common stock were available for sale pursuant to the ESPP. The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2016, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation expense recognized for the three months and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Stock option plan awards	$2,001	$704	$3,205	$1,137
Employee stock purchase plan	155	105	246	190
Total stock-based compensation	$2,156	$809	$3,451	$1,327

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Employee stock-based compensation expense recognized for the six months ended June 30, 2016 and June 30, 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.3% and 7.5%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months and six months ended June 30, 2016 and June 30, 2015, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$160	$108	$279	$166
Sales and marketing	314	224	541	380
General and administrative	1,475	372	2,293	609
Research and development	207	105	338	172
Total stock-based compensation	$2,156	$809	$3,451	$1,327

The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of June 30, 2016 and June 30, 2015 was $19,067 and $11,830, respectively.

9. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of June 30, 2016, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

June 30, 2016
Remaining 6 months of 2016	$592
2017	1,170
2018	1,157
2019	1,155
2020	755
Thereafter	269
$5,098

Rent expense of $239 and $220 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $502 and $440 for the six months ended June 30, 2016 and June 30, 2015, respectively, was included in the accompanying statements of comprehensive income.

Purchase obligations

The Company had $37,262 of outstanding purchase orders with its outside vendors and suppliers as of June 30, 2016. In addition, the Company entered into agreements for other services. Future commitments under these purchase orders and other agreements do not extend beyond twelve months.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Product warranty liability at beginning of period	$1,973	$1,115
Accruals for warranties issued	1,352	1,871
Adjustments related to preexisting warranties (including changes in estimates)	593	510
Settlements made (in cash or in kind)	(897)	(1,523)
Product warranty liability at end of period	$3,021	$1,973

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

On February 4, 2016, ResMed announced the completion of the acquisition of Inova Labs Inc.  The parties reached a mutually agreeable settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. The Company recognized a gain of $1,000 relating to the settlement during the three months ended June 30, 2016 classified within general and administrative expense and the receivable was recorded in prepaid expenses and other current assets as of June 30, 2016.  In addition, a gain contingency of $250 as of June 30, 2016 was not recorded.  The Company received $1,250 on July 26, 2016 finalizing the payment of this settlement. The parties are also collaborating on a study of the use of portable oxygen concentrators.

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

The Company has and continues to vigorously contest SDGIP’s claims. The Company has answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. The Company has also filed counterclaims against SDGIP alleging that the patents-in-suit are unenforceable due to inequitable conduct.

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against the Company on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While the Company disputes the claims, it agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. As of June 30, 2016, the Company had accrued approximately $980 for the settlement costs within accounts payable and accrued expenses. On August 2, 2016, the Court granted preliminary approval of the settlement. The parties anticipate final approval of the settlement in late November 2016, and distribution of the settlement funds in December 2016.

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

10. Foreign currency exchange contracts and hedging

As of June 30, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $882 and $2,280, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months of June 30, 2016, and the designated contracts had an unrealized gain of approximately $15, net of tax, during the six months ended June 30, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of June 30, 2016, the Company had eleven designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of the impact from competitive bidding and the Centers for Medicare and Medicaid Services (“CMS”) rules;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives and securing contracts with healthcare payors and insurers;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the manufacturing ramp-up, domestic and international launch expectations, and market acceptance of our Inogen One G4 portable oxygen concentrator;
•

our expectation that our existing capital resources, available borrowings under our revolving credit and term loan agreement, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next 12 months; and

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are pending applications and/or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a pending application for “Inogen” in South Korea. We own a registration for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and six months ended June 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. Our Inogen One G2®, Inogen One G3®, and Inogen One G4™ have up to 5, 4.5, and 3 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2015, we increased our internal sales representatives from 129 to 166. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that consists of 14 sales representatives as of December 31, 2015 up from 12 as of December 31, 2014. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, private label partners, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $1.4 million and $1.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our current Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 is also less expensive to manufacture than our Inogen One G3 product. We also expect to launch an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% by year-end 2016.

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

We have been developing and refining the manufacturing of our Inogen One systems over the past eleven years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressor, sieve bed, concentrator and certain manifolds is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One systems and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. We expect manufacturing capacity to ramp up through the third quarter of 2016 for our Inogen One G4 systems. We expect to launch the Inogen One G4 in our domestic business-to-business channel in the third quarter of 2016 and in our international business-to-business channel in the fourth quarter of 2016 or early 2017, depending on the timing of product regulatory and reimbursement approvals.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended June 30, 2016 and June 30, 2015, approximately 24.0% and 24.0%, respectively, and 23.6% and 24.4% for the six months ended June 30, 2016 and June 30, 2015, respectively, of our total revenue was from customers outside the United States, primarily in Europe. Approximately 69.1% and 68.0% of the non-U.S. revenue for the three months ended June 30, 2016 and June 30, 2015, respectively, and 69.2% and 42.4% for the six months ended June 30, 2016 and June 30, 2015, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of June 30, 2016, we sold our products in 44 countries outside the

United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $10.5 million to $54.6 million for the three months ended June 30, 2016 from $44.0 million for the three months ended June 30, 2015, and increased $19.8 million to $97.6 million for the six months ended June 30, 2016 from $77.8 million for the six months ended June 30, 2015, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems and Inogen At Home systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and an increase in provision for rental revenue adjustments. We generated net income of $5.1 million and $3.5 million for the three months ended June 30, 2016 and June 30, 2015, respectively. We generated net income of $7.5 million and $5.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. We generated Adjusted EBITDA of $13.6 million and $9.6 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $21.7 million and $15.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2016, our accumulated deficit was $37.6 million.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, resellers, and private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and DDP (Delivery Duty Paid) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 25,100 systems in the three months ended June 30, 2016 compared to 16,400 systems for the same period in 2015. We sold approximately 42,100 systems in the six months ended June 30, 2016 compared to 27,400 systems for the same period in 2015. Management focuses on system sales as an indicator of current business success.

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

We plan to grow our rental patients on service in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, and securing additional insurance contracts. However, we expect declining rental revenue in 2016 primarily associated with reimbursement rate declines and increased provision for rental revenue adjustments, partially offset by increased net patients on service. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, fluctuations in our net new patient setups will occur on a period-to-period basis. We do not plan to offer our Inogen One G4 system to rental patients in 2016.

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 13.8% as of June 30, 2016, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 14.2% as of June 30, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of June 30, 2016, we had approximately 33,600 oxygen rental patients, an increase from approximately 31,600 oxygen rental patients as of June 30, 2015. Management focuses on rental revenue and the number of patients serviced as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from CMS, and secondarily, from private payors, Medicaid and patients, for our rental revenue. For the three months and six months ended June 30, 2016, approximately 72.2% and 71.8%, respectively, of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (“OGPE”) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were subject to additional cuts effective July 1, 2016, per competitive bidding guidelines. In these areas covered under the re-bid of round two competitive bidding effective July 1, 2016, the Medicare allowable, for stationary oxygen rentals (E1390) ranges from $70.00 to $89.86 per month (average of $76.84 per month) and the OGPE rentals (E1392) ranges from $33.97 to $42.00 per month (average of $37.90 per month).

As of January 1, 2011, Medicare phased in a program called competitive bidding. Competitive bidding impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for a specific product category within a specified geographic region. Once bids have been placed, an individual company’s bids within a product category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against competitors. Medicare determines a “clearing price” out of these weighted-average prices, at which a sufficient number of suppliers have indicated they will support patients in the category. This threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. Competitive bidding contracts last up to three years once implemented, after which they are subject to a new round of bidding. Discounts off the standard Medicare allowable occur in competitive bidding Metropolitan Statistical Areas where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

As discussed above, as of January 1, 2016, competitive bidding rates were nationalized. All areas previously not subject to bidding had rate reductions applied instead of suppliers going through another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices).

For dates of service from January 1, 2016 to June 30, 2016, the reimbursement rates for these un-bid areas were based on 50% of the un-adjusted 2015 fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which was based on the regional competitive bidding rates. As of July 1, 2016, reimbursement rates are set at 100% of the adjusted fee schedule amount, which is based on regional competitive bidding rates, including the adjustments associated with competitive bidding round two re-compete effective July 1, 2016.

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

CMS has also re-bid for competitive bidding round two re-compete, which is associated with approximately 50% of the Medicare market, with contracts which began on July 1, 2016 and will continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas. Respiratory equipment now includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (“CBAs”). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing was announced in March 2016, and impacts both the zip codes covered under round two and also the rates for the un-bid areas effective July 1, 2016.

CMS has begun the bidding process for the round one 2017 contracts effective January 1, 2017 through December 31, 2018. Bids were due by December 16, 2015. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to ensure there are no multi-state CBAs. We estimate approximately 9% of the Medicare market will be impacted by the round one 2017 contracts.

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

Cumulatively in rounds one, two, round one re-compete, and round two re-compete, we were offered contracts for a substantial majority of the competitive bidding areas and products for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS. We currently operate in 49 of the 50 states in the U.S. We do not operate in Hawaii due to the licensure requirements. However, we believe that, due to the new Hawaii Durable Medical Equipment Supplier Licensure program effective January 1, 2017, we will be able to service patients in this state in 2017.

Following round one of competitive bidding, we were excluded from providing services to Medicare beneficiaries in the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, and Honolulu-Hawaii CBAs. After round one re-compete of competitive bidding, we gained access to the Kansas City-MO-KS CBA, but were excluded from providing services to Medicare beneficiaries in the following CBAs: Cleveland-Elyria-Mentor-OH, Cincinnati-Middletown-OH, Miami-Fort Lauderdale-Pompano-FL, Orlando-Kissimmee-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. After round two of competitive bidding, we were excluded from providing services to Medicare beneficiaries in an additional 10 CBAs, including Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Bradenton-Sarasota-FL, Ocala, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL and Toledo-OH. After round two re-compete of competitive bidding, we gained access to certain Medicare markets in Cape-Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Sarasota-Bradenton-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, and Tampa-St. Petersburg-Clearwater-FL. We were excluded from providing services to Medicare beneficiaries in the following CBAs that we had previously won under competitive bidding round two in the round two re-compete:  Allentown-Bethlehem-Easton-PA, Asheville,-NC, Augusta-Richmond County-GA, Camden-NJ, Catoosa-Dade-Walker Counties-GA, Elizabeth-Lakewood-New Brunswick,-NJ, Flint-MI, Greensboro-High Point-NC, Greenville-Anderson-Mauldin-SC, Jersey City-Newark-NJ, Las Vegas-Henderson-Paradise-NV, Little Rock-North Little Rock-Conway-AR, Louisville-Jefferson County-KY, Mercer County-PA, Poughkeepsie-Newburgh-Middletown-NY, Raleigh-NC, Scranton-Wilkes-Barre-Hazelton-PA, Stockton-Lodi-CA, Syracuse-NY, Wilmington-DE, and Youngstown-Warren-Boardman-OH.  We were excluded from providing services to Medicare beneficiaries in the following CBAs in both round two and round two re-compete competitive bidding rounds: Akron-OH, and Toledo-OH.

Effective July 1, 2016, we believe we will continue to have access to over 90% of the Medicare market based on our analysis of the 96 CBAs that we have won out of the 126 CBAs, representing 59% of the market, with the remaining 41% of the market not subject to competitive bidding rounds. Instead in these areas, the rates are applied as discussed above. The loss of access to the competitive bidding areas where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 11.9% of our total revenue in the three months ended June 30, 2016 and 14.1% of our total revenue in the six months ended June 30, 2016. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients, direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 30 competitive bidding areas where we were not offered contracts as of July 1, 2016 was approximately $0.5 million and $0.6 million in the three months ended June 30, 2016 and June 30, 2015, respectively, and $1.1 million and $1.1 million in the six months ended June 30, 2016 and June 30, 2015, respectively.

Under the Medicare competitive bidding program, providers may “grandfather” existing patients on service up to the effective date of the competitive bidding round. This means providers may retain all existing patients and continue to receive reimbursement for them, so long as the new reimbursement rate is accepted by the non-contract provider and the applicable beneficiary chooses to continue to receive equipment from the provider. Providers must either keep or release all patients under this “grandfathering” arrangement in each competitive bidding area; specific individual selection of patients for retention or release is not allowed. Providers can continue to sell equipment in competitive bid areas where they were not awarded contracts to patients paying out-of-pocket or with third-party insurance coverage.

We have elected to “grandfather” and retain all patients in competitive bid areas where contracts were not awarded to us. In addition, we continue to accept patients in competitive bidding areas where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen provider. The provider that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The provider is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The provider may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and six months ended June 30, 2016 and June 30, 2015, respectively.

Our obligations to service assigned Medicare patients over the contract rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, as long as that equipment meets the physician’s prescription, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another provider at any time, but the provider may only transition the patient to another provider in certain circumstances.

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-competitive bidding areas were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (the “adjustment”) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services not included in an area subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas is set based on regional averages of the competitive bidding prices as described previously and no fees are based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this budget is enacted. In addition, this change would likely also impact the number of patients interested in a cash purchase and could shift patients from out-of-pocket purchases toward renting units instead. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increasing minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas.  We believe that the net effect of the ruling would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing was applied partially from January 1, 2016 to June 30, 2016 and is being applied completely as of July 1, 2016. Medicare represented 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that, on average, the rates will be reduced to the weighted-average of the regional prices under round one re-compete and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population. CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018 as discussed previously. CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018.

On June 24, 2016, CMS released a proposed rule which is open for comment until August 23, 2016 that would require additional regulations on the competitive bidding process. The rule proposes that competitive bidding bidders would be required to obtain a $0.1 million surety bond for each area in which they bid. If a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA would be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the rule, the bid surety bond liability would be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. There are 126 CBAs currently, which would mean that there is a potential for a surety bond obligation with forfeiture conditions of up to $12.6 million. The rule also proposes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program and that there should be bid limits for individual items for future rounds of competitive bidding.  Further, bid limits would be based on the unadjusted fee schedule rates to avoid a downward trend in bid pricing to ensure the long term viability of the program and to allow suppliers to take into account both decreases and increases in costs in determining their bids. For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of June 30, 2016, we had 90 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen providers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the proposed budget for 2017, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 54% from 2009 to June 30, 2016. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One system and Inogen At Home system selling prices and gross margins for our systems may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 is higher than our Inogen One G3 due to lower manufacturing costs and similar average selling prices. Quarter over quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients in the United States and to HME providers, distributors, private label partners and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2016 and June 30, 2015, business-to-business sales as a percentage of total sales revenue were 63.8% and 63.3%, respectively. For the six months ended June 30, 2016 and June 30, 2015, business-to-business sales as a percentage of total sales revenue was 61.9% and 62.7%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

For certain business-to-business sales, we offer an extended warranty from our 3-year warranty to a 5-year total warranty, for a fixed price. Product sales with 5-year warranties are considered to be multiple element arrangements within the scope of ASC 605-25 and the additional service component is broken out from the product sales and deferred and recognized in years four and five to correspond with the service period.

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

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, quality assurance employees, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, facility costs, and depreciation expense. We provide a three-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold. We established a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices and as a result expect our research and development expense to increase in future periods.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy. Our sales and marketing expense consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. They also include expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expenses increased throughout 2015 and the first six months of 2016, primarily due to an increase in the sales force and the increasing number of rental patients, and we expect a further increase in the second half of 2016 as we continue to increase sales and marketing activities.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, consulting fees, facilities costs, bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. We expect general and administrative expenses to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Our other income (expense), net consisted primarily of foreign currency translation gains and (losses), and interest income driven by the interest accruing on cash, cash equivalents and short-term investments.

Results of operations

Comparison of three months ended June 30, 2016 and June 30, 2015

Revenue

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$45,578	$32,385	$13,193	40.7%	83.5%	73.6%
Rental revenue	8,989	11,644	(2,655)	-22.8%	16.5%	26.4%
Total revenue	$54,567	$44,029	$10,538	23.9%	100.0%	100.0%

Sales revenue increased $13.2 million to $45.6 million for the three months ended June 30, 2016 from $32.4 million for the three months ended June 30, 2015, or an increase of 40.7% over the comparable period. The increase was primarily attributable to an 8,700-unit increase in the number of oxygen systems sold. We sold approximately 25,100 oxygen systems during the three months ended June 30, 2016 compared to approximately 16,400 oxygen systems sold during the three months ended June 30, 2015, or an increase of 53.0% over the comparable period. The increase in the number of systems sold resulted from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.  We also saw a benefit from seasonality from the warmer months when patients are more likely to travel and see the advantage of our portable oxygen concentrators.

Rental revenue decreased $2.7 million to $9.0 million for the three months ended June 30, 2016 from $11.6 million for the three months ended June 30, 2015, or a decrease of 22.8% from the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first quarter of 2016, declines in private-payor rates which decreased due to lower Medicare rates and an increase in provision for rental revenue adjustments.

	Three months ended
(amounts in thousands)	June 30,		Change 2016 vs. 2015		% of Revenue
Revenue by region and category	2016	2015	$	%	2016	2015
Business-to-business domestic sales	$15,996	$9,916	$6,080	61.3%	29.3%	22.6%
Business-to-business international sales	13,098	10,571	2,527	23.9%	24.0%	24.0%
Direct-to-consumer domestic sales	16,484	11,898	4,586	38.5%	30.2%	27.0%
Direct-to-consumer domestic rentals	8,989	11,644	(2,655)	-22.8%	16.5%	26.4%
Total revenue	$54,567	$44,029	$10,538	23.9%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 61.3% and 38.5%, respectively, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts and marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives in the fourth quarter of 2015 and in the first half of 2016, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 23.9% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to continued demand in Europe with our distribution partners and key accounts. As of June 30, 2016, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended June 30, 2016, 92.1% was sold in Europe, compared to 91.7% in the comparative period in 2015.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months. We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-

business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, lower reimbursement rates in connection with the nationalization of competitive bidding, continued reimbursement declines across third-party payors, increases in capped patients on service, and increased provision for rental revenue adjustments. While we are monitoring the implementation of competitive bidding pricing changes in 2016, we believe that the net effect would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing was applied partially from January 1, 2016 to June 30, 2016 and is being applied completely as of July 1, 2016. However, we expect additional rental revenue headwinds in 2016 due to additional private insurance rate reductions, higher provisions for rental revenue adjustments, and lower net patient additions as we continue to focus on sales versus new rentals. We currently expect total rental revenue to decline as a percent of total revenue and to decrease approximately 25% in 2016 as compared to 2015.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$23,046	$17,866	$5,180	29.0%	42.2%	40.6%
Cost of rental revenue	5,306	5,341	(35)	-0.7%	9.7%	12.1%
Total cost of revenue	$28,352	$23,207	$5,145	22.2%	52.0%	52.7%

Gross profit - sales revenue	$22,532	$14,519	$8,013	55.2%	41.3%	33.0%
Gross profit - rental revenue	3,683	6,303	(2,620)	-41.6%	6.7%	14.3%
Total gross profit	$26,215	$20,822	$5,393	25.9%	48.0%	47.3%

Gross margin percentage - sales revenue	49.4%	44.8%
Gross margin percentage- rental revenue	41.0%	54.1%
Total gross margin percentage	48.0%	47.3%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $5.2 million to $23.0 million for the three months ended June 30, 2016 from $17.9 million for the three months ended June 30, 2015, or an increase of 29.0% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue stayed relatively flat at $5.3 million for the three months ended June 30, 2016 and June 30, 2015.  The slight decrease in cost of rental revenue was primarily attributable to a decrease of logistics costs. Cost of rental revenue included $2.9 million of rental asset depreciation for the three months ended June 30, 2016 and for the three months ended June 30, 2015.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 49.4% for the three months ended June 30, 2016 from 44.8% for the three months ended June 30, 2015. The increase in sales gross margin was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015 and the Inogen One G4 product launch in May 2016, partially offset by a higher sales mix toward lower margin business-to-business sales which accounted for 63.8% of total sales revenue in the second quarter of 2016 versus 63.3% in the second quarter of 2015. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin decreased to 41.0% for the three months ended June 30, 2016 from 54.1% for the three months ended June 30, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments in the second quarter of 2016, partially offset by lower cost of rental revenues associated with lower depreciation and servicing costs per patient. We expect rental gross margin to continue to decline in the second half of 2016 due to rental reimbursement rate reductions, increase in provision for rental revenue adjustments, and lower net patient additions as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service.

Research and development expense

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$1,379	$975	$404	41.4%	2.5%	2.2%

Research and development expense increased $0.4 million to $1.4 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015, or an increase of 41.4% over the comparable period. The increase was primarily attributable to a $0.3 million increase in personnel-related expenses for engineering projects, as well as product development expenses attributed to the Inogen One G4 product launch.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing expense

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$9,576	$7,567	$2,009	26.5%	17.5%	17.2%

Sales and marketing expense increased $2.0 million to $9.6 million for the three months ended June 30, 2016 from $7.6 million for the three months ended June 30, 2015, or an increase of 26.5% over the comparable period. The increase was primarily attributable to $0.9 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $0.6 million of wages, benefits and payroll tax expense, $0.2 million of commissions expense, and $0.1 million additional stock compensation expense), $0.5 million of additional media and printing expenses, $0.2 million in increased credit card processing fees, and an additional $0.1 million for dues, fees and license costs. In the three months ended June 30, 2016, we spent $1.5 million in media and advertising costs compared to $1.0 million in the comparative period in 2015.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$7,241	$6,935	$306	4.4%	13.3%	15.8%

General and administrative expense increased $0.3 million to $7.2 million for the three months ended June 30, 2016 from $6.9 million for the three months ended June 30, 2015, or an increase of 4.4% over the comparable period. The increase was primarily attributable to $2.3 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $1.1 million of stock compensation expense, $0.7 million of bonus expense, and an additional $0.5 million of wages, benefits and payroll tax expense), $0.3 million of patent defense costs and $0.1 million for licensing and fees. These increases were partially offset by a $1.0 million patent litigation settlement benefit and decreases of $0.8 million in audit, tax and legal fees, primarily due to costs incurred in the three months ended June 30, 2015 associated with the audit committee investigation and related class action lawsuit, $0.2 million in net gain on the sale of assets, $0.2 million for outside services and $0.1 million of bad debt expense primarily related to our rental receivables. Bad debt expense, expressed as a percentage of total revenue, was 1.3% and 1.9% in the three months ended June 30, 2016 and June 30, 2015, respectively.

We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees and compliance costs. In addition, as our patient base increases, we expect our billing and administration costs to increase in absolute dollars and our bad debt expense to increase in absolute dollars as our revenue increases.

Other income (expense), net

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(2)	$(6)	$4	66.7%	0.0%	0.0%
Interest income	36	26	10	38.5%	0.1%	0.1%
Other expense	(11)	(51)	40	78.4%	0.0%	-0.1%
Total other income (expense), net	$23	$(31)	$54	174.2%	0.0%	-0.1%

Total other income (expense), net, remained relatively flat for the three months June 30, 2016 compared to the three months June 30, 2015.

Income tax expense

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$2,900	$1,855	$1,045	56.3%	5.3%	4.2%
Effective income tax rate	36.1%	34.9%

The increase in the provision for income taxes for the three months ended June 30, 2016 compared to the prior year period was primarily due to an increase in income before provision for income taxes to $8.0 million for the three months ended June 30, 2016 compared to $5.3 million for the three months ended June 30, 2015, partially offset by an increase in the effective tax rate to 36.1% for the three months ended June 30, 2016, compared to 34.9% for the three months ended June 30, 2015. This increase in the effective rates was primarily due to an increase in stock compensation expense and an increase in the blended state tax rates, partially offset by research and development credits allowed in the second quarter of 2016, but not in the comparative period in 2015.

Net income

	Three months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$5,142	$3,459	$1,683	48.7%	9.4%	7.9%

The increase in net income was primarily related to the increase in revenues of 23.9% and improved gross margin over the prior year gross margin.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher sales in the second quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months. The following table summarizes our quarterly net sales, gross profit and income from operations:

(amounts in thousands)
Quarterly Results 2016	Q1	Q2	YTD
Net revenue	$42,989	$54,567	$97,556
Gross profit	21,279	26,215	47,494
Net income	2,365	5,142	7,507

(amounts in thousands)
Quarterly Results 2015	Q1	Q2	YTD
Net revenue	$33,752	$44,029	$77,781
Gross profit	16,023	20,822	36,845
Net income	1,572	3,459	5,031

Comparison of six months ended June 30, 2016 and June 30, 2015

Revenue

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$78,389	$55,434	$22,955	41.4%	80.4%	71.3%
Rental revenue	19,167	22,347	(3,180)	-14.2%	19.6%	28.7%
Total revenue	$97,556	$77,781	$19,775	25.4%	100.0%	100.0%

Sales revenue increased $23.0 million to $78.4 million for the six months ended June 30, 2016 from $55.4 million for the six months ended June 30, 2015, or an increase of 41.4% over the comparable period. The increase was primarily attributable to an 14,700-unit increase in the number of oxygen systems sold. We sold approximately 42,100 oxygen systems during the six months ended June 30, 2016 compared to approximately 27,400 oxygen systems sold during the six months ended June 30, 2015, or an increase of 53.6% over the comparable period. The increase in the number of systems sold resulted from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.  We also saw a benefit from seasonality from the warmer months when patients are more likely to travel and see the advantage of our portable oxygen concentrators.

Rental revenue decreased $3.2 million to $19.2 million for the six months ended June 30, 2016 from $22.3 million for the six months ended June 30, 2015, or a decrease of 14.2% from the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first quarter of 2016, declines in private-payor rates which decreased due to lower Medicare rates, and an increase in provision for rental revenue adjustments.

	Six months ended
(amounts in thousands)	June 30,		Change 2016 vs. 2015		% of Revenue
Revenue by region and category	2016	2015	$	%	2016	2015
Business-to-business domestic sales	$25,474	$15,796	$9,678	61.3%	26.1%	20.3%
Business-to-business international sales	23,063	18,969	4,094	21.6%	23.6%	24.4%
Direct-to-consumer domestic sales	29,852	20,669	9,183	44.4%	30.7%	26.6%
Direct-to-consumer domestic rentals	19,167	22,347	(3,180)	-14.2%	19.6%	28.7%
Total revenue	$97,556	$77,781	$19,775	25.4%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 61.3% and 44.4%, respectively, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts and marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives in the fourth quarter of 2015 and in the first half of 2016, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 21.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to continued demand in Europe. As of June 30, 2016, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the six months ended June 30, 2016, 91.6% was sold in Europe, compared to 89.9% in the comparative period in 2015.

In future periods, revenue may be impacted by seasonality resulting in higher sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months. We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, lower reimbursement rates in connection with the nationalization of competitive bidding, continued reimbursement declines across third-party payors, increases in capped patients on service and increased provision for rental revenue adjustments. While we are monitoring the implementation of competitive bidding pricing changes in 2016, we believe that the net effect would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing was applied partially from January 1, 2016 to June 30, 2016 and is being applied completely as of July 1, 2016. However, we expect additional rental revenue headwinds in 2016 due to additional private insurance rate reductions, higher provisions for rental revenue adjustments, and lower net patient additions as we continue to focus on sales versus new rentals. We currently expect total rental revenue to decline as a percent of total revenue and to decrease approximately 25% in 2016 as compared to 2015.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$39,553	$30,455	$9,098	29.9%	40.5%	39.2%
Cost of rental revenue	10,509	10,481	28	0.3%	10.8%	13.5%
Total cost of revenue	$50,062	$40,936	$9,126	22.3%	51.3%	52.7%

Gross profit - sales revenue	$38,836	$24,979	$13,857	55.5%	39.8%	32.1%
Gross profit - rental revenue	8,658	11,866	(3,208)	-27.0%	8.9%	15.3%
Total gross profit	$47,494	$36,845	$10,649	28.9%	48.7%	47.4%

Gross margin percentage - sales revenue	49.5%	45.1%
Gross margin percentage- rental revenue	45.2%	53.1%
Total gross margin percentage	48.7%	47.4%

We manufacture subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $9.1 million to $39.6 million for the six months ended June 30, 2016 from $30.5 million for the six months ended June 30, 2015, or an increase of 29.9% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue remained relatively flat at $10.5 million for the six months ended June 30, 2016 and June 30, 2015. The slight increase in cost of rental revenue was primarily attributable to an increase of rental patients and related depreciation costs, repair costs, disposables, product exchange and logistics costs. Cost of rental revenue included $5.9 million of rental asset depreciation costs for the six months ended June 30, 2016 versus $5.9 million for the six months ended June 30, 2015.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 49.5% for the six months ended June 30, 2016 from 45.1% for the six months ended June 30, 2015. The increase in sales gross margin was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015 and the Inogen One G4 product launch in May 2016, partially offset by an increase in sales mix toward lower margin business-to-business sales, which accounted for 61.9% of total sales revenue in the first half of 2016 versus 62.7% in the first half of 2015. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin decreased to 45.2% for the six months ended June 30, 2016 from 53.1% for the six months ended June 30, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments in the first half of 2016, partially offset by lower cost of rental revenues associated with lower depreciation and servicing costs per patient. We expect rental gross margin to continue to decline in the second half of 2016 due to rental reimbursement rate reductions, increase in provision for rental revenue adjustments and lower net patient additions as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service.

Research and development expense

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$2,547	$1,838	$709	38.6%	2.6%	2.4%

Research and development expense increased $0.7 million to $2.5 million for the six months ended June 30, 2016 from $1.8 million for the six months ended June 30, 2015, or an increase of 38.6% over the comparable period. The increase was primarily attributable to a $0.5 million increase in personnel-related expenses for engineering projects and $0.2 million for product development expense.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing expense

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$18,541	$14,491	$4,050	27.9%	19.0%	18.6%

Sales and marketing expense increased $4.0 million to $18.5 million for the six months ended June 30, 2016 from $14.5 million for the six months ended June 30, 2015, or an increase of 27.9% over the comparable period. The increase was primarily attributable to $1.9 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $1.0 million of wages and payroll tax expense, $0.6 million of commissions expense, $0.2 million of additional stock compensation expense and $0.1 million of employee benefits), $0.9 million of additional media and printing expenses and $0.4 million in increased credit card processing fees. We also incurred an additional $0.2 million for dues, fees, and license costs, $0.2 million for client and clinical services personnel-related expenses and $0.2 million for non-warranty repair costs done as an accommodation to our customers. In the six months ended June 30, 2016, we spent $3.0 million in media and advertising costs compared to $2.0 million in the comparative period in 2015.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$15,110	$12,653	$2,457	19.4%	15.5%	16.3%

General and administrative expense increased $2.5 million to $15.1 million for the six months ended June 30, 2016 from $12.7 million for the six months ended June 30, 2015, or an increase of 19.4% over the comparable period. The increase was primarily attributable to $3.3 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $1.7 million of stock compensation expense, an additional $1.2 million of wages, benefits and payroll tax expense and $0.4 million of bonus expense), $0.5 million of patent defense costs and $0.4 million of bad debt expense primarily related to our rental receivables. These increases were partially offset by decreases of $1.6 million in audit, tax and legal fees (primarily due to the audit committee investigation expense of $1.8 million in the first half of 2015 and the related class action lawsuit), $0.3 million of outside services and $0.2 million in net proceeds from sale of assets. Bad debt expense, expressed as a percentage of total revenue, was 1.6% and 1.4% in the six months ended June 30, 2016 and June 30, 2015, respectively.

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

Other income (expense), net

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(5)	$(13)	$8	61.5%	0.0%	0.0%
Interest income	65	38	27	71.1%	0.1%	0.0%
Other income (expense)	86	(156)	242	155.1%	0.1%	-0.2%
Total other income (expense), net	$146	$(131)	$277	211.5%	0.1%	-0.2%

Total other income (expense), net, increased to $0.1 million of income for the six months ended June 30, 2016 from $(0.1) million of expense for the six months ended June 30, 2015. The increase was primarily due to gains on foreign currency transactions as the U.S. dollar stabilized.

Income tax expense

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$3,935	$2,701	$1,234	45.7%	4.0%	3.5%
Effective income tax rate	34.4%	34.9%

The increase in the provision for income taxes for the six months ended June 30, 2016 compared to the prior year period was primarily due to an increase in income before provision for income taxes to $11.4 million for the six months ended June 30, 2016 compared to $7.7 million for the six months ended June 30, 2015, partially offset by a decrease in the effective tax rate to 34.4% for the six months ended June 30, 2016, compared to 34.9% for the six months ended June 30, 2015. This decrease in the effective rates was primarily associated with a decreased valuation allowance on net operating losses in California.

Net income

	Six months ended
	June 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$7,507	$5,031	$2,476	49.2%	7.7%	6.5%

The increase in net income was primarily related to the increase in revenues of 25.4% over the prior year period, improved gross margin over the gross margin for the prior year period, and the decrease in the effective tax rate to 34.4% for the six months ended June 30, 2016 compared to 34.9% for the six months ended June 30, 2015.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2016, we had purchase obligations of $37.3 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of June 30, 2016, we had cash and cash equivalents of $84.5 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $13.6 million in certificates of deposits which had maturities greater than three months, but less than twelve months, and which were classified as short-term investments. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of June 30, 2016, we had $0.2 million outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $6.2 million from proceeds related to stock option exercises and employee stock purchase plans. For the six months ended June 30, 2016 and June 30, 2015, we received $2.5 million and $0.7 million, respectively, in proceeds related to these stock programs.

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

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets. EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement. We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ended June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $38.2 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $147.3 million. As of June 30, 2016, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the six months ended June 30, 2016 consisted of the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $4.2 million, which were partially offset by net maturities of available-for-sale investments of $3.2 million and $0.3 of sales from previously owned assets. We believe that our current cash, cash equivalents, short-term investments, available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2016 vs. 2015
Summary of cash flows	2016	2015	$	%
Cash provided by operating activities	$16,797	$13,751	$3,046	22.2%
Cash used in investing activities	(688)	(22,011)	21,323	96.9%
Cash provided by financing activities	2,336	3,246	(910)	-28.0%
Effect of exchange rates on cash	(51)	—	(51)	—
Net increase (decrease) in cash and cash equivalents	$18,394	$(5,014)	$23,408	466.9%

(amounts in thousands)	June 30,	December 31,
Working capital	2016	2015
Cash and cash equivalents	$84,500	$66,106
Short-term investments	13,616	16,793
Accounts receivable, net	27,837	19,872
Inventories, net	12,514	8,648
Deferred cost of revenue	503	397
Income tax receivable	1,228	2,158
Prepaid expenses and other current assets	2,363	870
Total current assets	142,561	114,844

Accounts payable and accrued expenses	19,298	12,867
Accrued payroll	4,528	5,271
Current portion of long-term debt	159	315
Warranty reserve	1,674	1,226
Deferred revenue	2,318	2,323
Income tax payable	—	11
Total current liabilities	27,977	22,013

Net working capital	$114,584	$92,831

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. In addition, operating expense leverage has increased as expenses have not grown as quickly as revenues due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across all periods: an increase in cash used related to inventory to support our growth in revenue; an increase in cash used by accounts receivable resulting from growth in rental receivables which typically have a longer collection cycle and an increase in business-to-business receivables due to extended payment terms offered; and an increase in cash provided by accounts payable resulting from the higher level of operating expenses needed to support the increased sales level.

Net cash provided by operating activities for the six months ended June 30, 2016 consisted primarily of our net income of $7.5 million adjusted for non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $6.9 million, provision for rental revenue adjustments of $5.5 million, provision for sales returns and doubtful accounts of $5.1 million, deferred tax assets of $4.0 million, stock-based compensation expense of $3.5 million, and loss on disposal of rental assets of $0.6 million, partially offset by a gain on sale of former assets of $0.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $16.0 million, of which $24.9 million was due to a net increase in accounts receivable, inventory, and other current assets during this period, and $0.7 million was due to a net decrease in accrued payroll. These were partially offset by net increases of $6.4 million of accounts payable, $1.4 million of deferred revenue, $1.0 million of warranty reserve and a net decrease of $1.0 million of income tax receivable.

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

For the six months ended June 30, 2016, we had $18.1 million in maturities of available-for-sale investments, partially offset by $14.9 million of purchases that we invested in certificates of deposits with maturities greater than three months and less than twelve months that were classified as short-term investments. In addition, we invested $4.2 million in rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds from the sale of former assets of $0.3 million.

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

For the six months ended June 30, 2016, net cash provided by financing activities consisted primarily of $2.5 million from the proceeds received from purchases under our employee stock purchase program and stock options that were exercised, partially offset by $0.2 million of payments on our contractual obligation.

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

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including other U.S. GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
EBITDA and Adjusted EBITDA	2016	2015	2016	2015
Net income (U.S. GAAP)	$5,142	$3,459	$7,507	$5,031
Non-GAAP adjustments:
Interest expense	2	6	5	13
Interest income	(36)	(26)	(65)	(38)
Provision for income taxes	2,900	1,855	3,935	2,701
Depreciation and amortization	3,426	3,464	6,874	6,908
EBITDA (Non-GAAP)	11,434	8,758	18,256	14,615
Stock-based compensation	2,156	809	3,451	1,327
Adjusted EBITDA (Non-GAAP)	$13,590	$9,567	$21,707	$15,942

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $84.5 million as of June 30, 2016, which consisted of highly-liquid investments with a maturity of three months or less, and $13.6 million of short-term investments with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of June 30, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $38.2 million in EBITDA for that period. As of June 30, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $147.3 million.

Foreign currency exchange risk

Prior to the fourth quarter of 2014, our international customer and distributor agreements had been denominated almost exclusively in U.S. dollars. In the fourth quarter of 2014, we began receiving VAT refunds in Euro currency, and had an exchange translation loss of $0.1 million during that period. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2016 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We entered into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.5 million decline in revenue for the first six months of 2016.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2016, ResMed announced the completion of the acquisition of Inova Labs Inc. The parties reached a settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. We recognized a gain of $1.0 million relating to the settlement during the three months ended June 30, 2016, classified within general and administrative expense, and the receivable was recorded in prepaid expenses and other current assets as of June 30, 2016. In addition, a gain contingency of $0.25 million was not recorded as of June 30, 2016. We received $1.25 million on July 26, 2016 finalizing the payment of this settlement. The parties are also collaborating on a study of the use of portable oxygen concentrators.

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

We have and continue to vigorously contest SDGIP’s claims. We have answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. We have also filed counterclaims against SDGIP alleging that the patents-in-suit are unenforceable due to inequitable conduct.

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against Inogen on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While we dispute the claims, we agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. As of June 30, 2016, we accrued approximately $1 million for the settlement costs. On August 2, 2016, the

Court granted preliminary approval of the settlement. The parties anticipate final approval of the settlement in late November 2016, and distribution of the settlement funds in December 2016.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended June 30, 2016 and June 30, 2015, we derived 11.9% and 19.3%, respectively, and for the six months ended June 30, 2016 and June 30, 2015, we derived 14.1% and 21.0%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 13.8% as of June 30, 2016, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 14.2% as of June 30, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

•

The Medicare Improvements for Patients and Providers Act of 2008 retroactively delayed the implementation of competitive bidding for 18 months from previously established dates and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. In addition to the 9.5% reduction under Medicare Improvements for Patients and Providers Act of 2008, the Centers for Medicare and Medicaid Services (CMS) implemented a reduction to the monthly payment amount for stationary oxygen equipment. The monthly payment rate for non-delivery ambulatory oxygen in the years beginning January 1, 2010 to January 1, 2015 was flat at $51.63. The table below summarizes the increases and decreases in the monthly payment amounts for stationary oxygen equipment. This does not apply for 2016 as the standard allowables were set based on regional averages of the competitive bidding prices as described in the “Business” section and below in this “Risk Factors” section.

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

On June 28, 2016, the U.S. Department of Health and Human Services announced an appeals backlog plan that included the potential to allow certain decisions made by the Medicare Appeals Council to set precedent for lower levels of appeal, expand the pool of available adjudicators, and to increase decision-making consistency among the levels of appeal. In addition, it included provisions to improve the efficiency by streamlining the appeals process, allow attorneys to handle some procedural matters at the administrative law judge level, and proposed funding increases and legislative actions outlined in the President’s budget for 2017. If enacted, they estimate this could eliminate the backlog in appeals by 2021. However, if not enacted or if enacted and not effective, the appeals backlog could increase, which could increase our collection times and decrease our cash flow, increase billing administrative costs, and/or increase the provision for rental revenue adjustments, which would adversely affect our business financial condition and results of operations.

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

As of January 1, 2016, competitive bidding has been nationalized. All areas previously not subject to bidding have had rate reductions applied instead of doing another bidding process. The fee schedules in the un-bid areas are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these un-bid areas (with dates of services from January 1, 2016 to June 30, 2016) were based on 50% of the un-adjusted (current) fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which was based on the regional competitive bidding rates. As of July 1, 2016, reimbursement rates are 100% of the adjusted fee schedule amount which is based on regional competitive bidding rates, including the adjustments associated with competitive bidding round two re-compete effective July 1, 2016.

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

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas. We believe that the net effect of the ruling would be an approximately 3.5-4.0% decrease in 2016 total revenue since this pricing was applied partially from January 1, 2016 to June 30, 2016 and is being applied completely as of July 1, 2016. Medicare was 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that on average the rates will be reduced to the weighted-average of the regional prices under round one re-compete and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population. CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018 as discussed previously. CMS has begun the re-bid process for the round one re-compete for contracts from January 1, 2017 through December 31, 2018.

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

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was signed into law which requires Medicare suppliers that bid under the DMEPOS competitive bidding program to obtain a $0.05 million to $0.1 million bid surety bond for each CBA. The provision is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment. If the supplier bids at or lower than the median composite bid rate and does not accept a contract offered for a CBA, the bid bond would be forfeited. The Act also codifies that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements. We will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts in future competitive bidding rounds. There are currently 9 CBAs under contract in round one re-compete and 117 CBAs under contract in round two re-compete. CBAs are defined by Medicare and are subject to change at each new bidding period. On June 24, 2016, CMS released a proposed rule which is open for comment until August 23, 2016 that would require additional regulations on the competitive bidding process. The rule proposes that competitive bidding bidders would be required to obtain a $0.1 million surety bond for each area they bid in and that if a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA would be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the rule, the bid surety bond liability would be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. There are 126 CBAs currently, which would mean that there is a potential for a surety bond obligation with forfeiture conditions of up to $12.6 million. The rule also proposes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program and that there should be bid limits for individual items for future rounds of competitive bidding that would be based on the unadjusted fee schedule rates to avoid a downward trend in bid pricing to ensure the long term viability of the program and to allow suppliers to take into account both decreases and increases in costs in determining their bids.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as frequently subject to unnecessary utilization. The final rule was published on December 30, 2015 and specifies a master list of 135 items that could potentially be subject to PA, including stationary oxygen rentals (E1390). The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”, which has not yet been published in the Federal Register. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future.  CMS has announced that two power mobility codes (HCPCS K0856 and K0861) will be considered for prior approval as CMS moves forward with the implementation of this final rule. No other codes have been publicly discussed at this time. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

As a result, our competitors may be able to respond more quickly and effectively than we can due to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands the round two of competitive bidding to a total of 117 competitive bidding areas, and in 2016, prices in non-competitive bidding areas were adjusted to match competitive bidding prices.

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

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. Some states have already enacted legislation that would require in-state facilities. Additional states such as Arizona and New York are considering such legislation. Arizona is currently considering HB 2266, which would require any durable medical equipment supplier to have at least one accredited physical facility that is staffed during reasonable business hours per accreditation guidelines and that is located in Arizona or within 100 miles of any resident Medicare beneficiary in Arizona who is being served by the supplier. New York is considering state assembly Bill A05074 which would require durable medical equipment suppliers under the Medicare program to have at least one storefront location in New York. We do not have facilities in these states and as such would be required to incur costs to comply with these requirements. We are monitoring all state requirements to maintain compliance with state-specific legislation and access to service patients in these states. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business, which would adversely impact our business, financial condition and operating results.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.4 million and $1.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively, for research and development efforts, we cannot assure you that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2016 and June 30, 2015, approximately 11.9% and 19.3%, respectively, and for the six months ended June 30, 2016 and June 30, 2015, approximately 14.1% and 21.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

A portion of our revenue is derived from private payors. Based on our patient population, we estimate at least 30% of potential customers have non-Medicare insurance coverage, and we believe these patients represent a younger and more active patient population that will be drawn to the quality-of-life benefits of our solution. Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and operating results. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare payment amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to obtain or maintain private payor contracts or the unavailability of third-

party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial conditions and results of operations.

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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, in future periods, we may be required to perform due diligence to determine the origin of such minerals, and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen One systems and Inogen At Home systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen One systems and Inogen At Home systems and, potentially, require additional Food and Drug Administration (FDA) clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

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

We manufacture our Inogen One systems and Inogen At Home systems at our facility in Richardson, Texas and compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, this insurance is limited and may not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

If we are unable to manage our anticipated growth effectively, our business could be harmed.

The rapid growth of our business has placed a significant strain on our managerial and operational resources and systems. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands.

We believe our facilities located in Richardson, Texas, and Goleta, California, are sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our suppliers and manufacturing facilities, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label partners and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We make sales to certain HME providers, distributors, private label partners and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely impact our business, financial condition, and operating results.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the six months ended June 30, 2016 and the year ended December 31, 2015, approximately 23.6% and 22.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws, and anti-competition regulations;
•	export or import restrictions;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers; and
•	difficulties protecting or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2016 and for the year ended December 31, 2015, we experienced foreign currency gain and loss of $0.008 million and $0.4 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

We have a limited operating history and incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of June 30, 2016, we had an accumulated deficit of $37.6 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

Pursuant to the revolving credit agreement, we are subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving credit agreement is calculated by subtracting the sum of intangible assets and total liabilities from total assets. EBITDA is defined in the revolving credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving credit agreement. We are required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ended June 30, 2016 and continuing thereafter.

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $38.2 million in EBITDA for that period. As of June 30, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $147.3 million.

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

Approximately 24.0% and 24.0% of our revenue was from sales outside of the United States for the three months ended June 30, 2016 and June 30, 2015, respectively, and 23.6% and 24.4% for the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental healthcare program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in non-compliance, we could be subject to civil money penalties of up to $0.01 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

On June 30, 2016, the Department of Justice (DOJ) published an interim final rule that would apply an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The new maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after August 1, 2016 and whose violations occurred after November 2, 2015. The DOJ will accept comments on the rule through August 29, 2016.

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

As of June 30, 2016 we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One systems and our Inogen At Home to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of June 30, 2016, we had two pending U.S. patent applications, thirty issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us. While we have and continue to vigorously contest SDGIP’s claims, we cannot predict the outcome of the SDGIP lawsuit. Any adverse determination in the SDGIP lawsuit could have a material adverse effect on our business and operating results.

From time to time, we have also commenced litigation to enforce our intellectual property rights. For example, we previously pursued litigation against Inova Labs Inc. (a subsidiary of ResMed) for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees.  While we resolved our dispute with Inova Labs in June 2016, an adverse decision in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are pending applications and/or registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a pending application for “Inogen” in South Korea. We own a registration for “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own trademark registrations for the mark “Satellite Conserver” in Canada and China. We own a trademark registration for the mark “Inogen At Home” in Europe

(European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of June 30, 2016, one holder of approximately 3.5 million shares, or approximately 17.7%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 31.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2016 and June 30, 2015.

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

inogen, inc.

Dated:	August 4, 2016	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
Chief Executive Officer (Principal Executive Officer)

Dated:	August 4, 2016	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)