Form 10-Q
period 2016-09-30
Inogen Inc
filed 2016-11-03
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2016, the registrant had 20,260,695 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

	Part I – Financial Information	Page
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets as of September 30, 2016 and December 31, 2015	3
	Statements of Comprehensive Income for the Three Months Ended September 30, 2016 and September 30, 2015 and Nine Months Ended September 30, 2016 and September 30, 2015	5
	Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016 and September 30, 2015	6
	Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015	7
	Condensed Notes to the Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 4.	Controls and Procedures	54
	Part II – Other Information
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
SIGNATURES		86

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$86,009	$66,106
Marketable securities	22,331	16,793
Accounts receivable, net	29,717	19,872
Inventories, net	16,499	8,648
Deferred cost of revenue	439	397
Income tax receivable	1,612	2,158
Prepaid expenses and other current assets	1,470	870
Total current assets	158,077	114,844
Property and equipment
Rental equipment, net	54,684	54,677
Manufacturing equipment and tooling	5,850	4,680
Computer equipment and software	4,663	4,503
Furniture and equipment	757	732
Leasehold improvements	811	978
Land and building	125	125
Construction in process	430	578
Total property and equipment	67,320	66,273
Less accumulated depreciation	(40,485)	(35,593)
Property and equipment, net	26,835	30,680
Intangible assets, net	268	229
Deferred tax asset - noncurrent	9,514	15,464
Other assets	97	97
Total assets	$194,791	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$20,710	$12,867
Accrued payroll	5,844	5,271
Current portion of long-term debt	80	315
Warranty reserve - current	1,559	1,226
Deferred revenue - current	2,035	2,323
Income tax payable	—	11
Total current liabilities	30,228	22,013
Long-term liabilities
Warranty reserve - noncurrent	1,838	747
Deferred revenue - noncurrent	6,343	4,199
Other noncurrent liabilities	300	337
Total liabilities	38,709	27,296
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 20,244,243 and 19,782,403 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	190,202	179,143
Accumulated deficit	(34,146)	(45,108)
Accumulated other comprehensive income (loss)	6	(37)
Total stockholders' equity	156,082	134,018
Total liabilities and stockholders' equity	$194,791	$161,314

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Sales revenue	$47,177	$29,248	$125,566	$84,682
Rental revenue	7,245	11,530	26,412	33,877
Total revenue	54,422	40,778	151,978	118,559
Cost of revenue
Cost of sales revenue	24,271	16,046	63,824	46,501
Cost of rental revenue, including depreciation of $2,878 and $3,029 for the three months ended and $8,733 and $8,929 for the nine months ended, respectively	5,023	5,357	15,532	15,838
Total cost of revenue	29,294	21,403	79,356	62,339
Gross profit
Gross profit-sales revenue	22,906	13,202	61,742	38,181
Gross profit-rental revenue	2,222	6,173	10,880	18,039
Total gross profit	25,128	19,375	72,622	56,220
Operating expense
Research and development	1,350	1,116	3,897	2,954
Sales and marketing	9,679	8,132	28,220	22,623
General and administrative	8,702	6,413	23,812	19,066
Total operating expense	19,731	15,661	55,929	44,643
Income from operations	5,397	3,714	16,693	11,577
Other income (expense)
Interest expense	(1)	(5)	(6)	(18)
Interest income	61	28	126	66
Other income (expense)	(8)	(59)	78	(215)
Total other income (expense), net	52	(36)	198	(167)
Income before provision for income taxes	5,449	3,678	16,891	11,410
Provision for income taxes	1,994	982	5,929	3,683
Net income	3,455	2,696	10,962	7,727
Other comprehensive income, net of tax
Unrealized gain (loss) on foreign currency hedging during the period	10	—	(24)	—
Add: reclassification adjustment for losses included in net income	2	—	51	—
Total unrealized gain on foreign currency hedging	12	—	27	—
Unrealized gain (loss) on available-for-sale investments during the period	(4)	—	16	—
Total other comprehensive income, net of tax	8	—	43	—
Comprehensive income	$3,463	$2,696	$11,005	$7,727

Basic net income per share attributable to common stockholders (Note 5)	$0.17	$0.14	$0.55	$0.40
Diluted net income per share attributable to common stockholders (Note 5)	$0.16	$0.13	$0.52	$0.37
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,157,688	19,428,653	19,986,544	19,303,057
Diluted common shares	21,100,725	20,783,550	20,924,022	20,690,499

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$—	$118,150
Stock-based compensation	—	—	2,343	—	—	2,343
Employee stock purchases	31,106	—	701	—	—	701
Stock options exercised	496,203	—	1,001	—	—	1,001
Net income	—	—	—	7,727	—	7,727
Balance, September 30, 2015	19,586,673	$19	$178,869	$(48,966)	$—	$129,922
Balance, December 31, 2015	19,782,403	20	179,143	(45,108)	(37)	134,018
Stock-based compensation	—	—	5,404	—	—	5,404
Employee stock purchases	37,378	—	1,055	—	—	1,055
Stock options exercised	424,462	—	4,600	—	—	4,600
Net income	—	—	—	10,962	—	10,962
Other comprehensive income	—	—	—	—	43	43
Balance, September 30, 2016	20,244,243	$20	$190,202	$(34,146)	$6	$156,082

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$10,962	$7,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,290	10,468
Loss on rental units and other fixed assets	891	889
Gain on sale of former assets	(224)	—
Provision for sales returns and doubtful accounts	8,177	5,346
Provision for rental revenue adjustments	7,783	6,364
Provision for inventory obsolescence and other inventory losses, net of recoveries	141	131
Stock-based compensation expense	5,404	2,343
Deferred tax assets	5,950	3,682
Changes in operating assets and liabilities:
Accounts receivable	(25,812)	(13,251)
Inventories	(9,220)	(3,167)
Deferred cost of revenue	(42)	41
Income tax receivable	546	(32)
Prepaid expenses and other current assets	(600)	(774)
Accounts payable and accrued expenses	7,801	3,030
Accrued payroll	573	573
Warranty reserve	1,424	673
Deferred revenue	1,856	1,615
Income tax payable	(11)	—
Other noncurrent liabilities	(37)	(54)
Net cash provided by operating activities	25,852	25,604
Cash flows from investing activities
Purchases of available-for-sale investments	(26,321)	(33,557)
Maturities of available-for-sale investments	20,799	14,529
Investment in intangible assets	(112)	(21)
Investment in property and equipment	(6,071)	(9,780)
Proceeds from sale of former assets	328	—
Net cash used in investing activities	(11,377)	(28,829)

(continued on next page)

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from financing activities
Proceeds from stock options exercised	4,600	1,001
Proceeds from employee stock purchases	1,055	701
Repayment of debt from investment in intangible assets	(235)	(223)
Net cash provided by financing activities	5,420	1,479
Effect of exchange rates on cash	8	—
Net increase (decrease) in cash and cash equivalents	19,903	(1,746)
Cash and cash equivalents, beginning of period	66,106	56,836
Cash and cash equivalents, end of period	$86,009	$55,090
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$9	$21
Cash paid (received) during the period for income taxes, net	(533)	32

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing 2.8, 4.8 or 7.0 pounds with a single battery. The Company’s Inogen One G4®, Inogen One G3® and Inogen One G2® have up to 2.5, 5 and 5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2015. The Company estimates based on 2015 Medicare data that patients using portable oxygen concentrators represent approximately 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for cash-pay sales into the market. Based on 2015 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented its Inogen oxygen concentrators to more than 196,000 patients as of September 30, 2016.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements are unaudited. The balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, stock compensation expense, impairment assessments, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles. Actual results could differ from these estimates.

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

Income taxes pronouncements:

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

Revenue recognition pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The implementation guidelines follow ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas.  The implementation guidelines follow ASU No. 2014-09.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

In May 2016, the FASB issued ASU No. 2016-12, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition.  The implementation guidelines follow ASU No. 2014-09.

Inventory pronouncements:

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

Leases pronouncements:

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company is currently evaluating the effect of the new lease recognition guidance and has not yet determined the impact on the Company’s results of operations and financial condition.

Stock compensation pronouncements:

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

Financial instruments pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments.  The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities.  The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company’s financial statement presentation or results.

Statement of cash flows pronouncements:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company’s financial statement presentation or results.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products.

3. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, debt and warrants. The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable and accrued expenses approximate fair values based on the short-term nature of these financial instruments.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$43,454	$—	$43,454	$43,454	$—
Level 1:
Money market accounts	39,793	—	39,793	39,793	—

Level 2:
Certificates of deposit	14,782	—	14,782	2,762	12,020
Corporate bonds	10,321	(10)	10,311	—	10,311
Total	$108,350	$(10)	$108,340	$86,009	$22,331

	As of December 31, 2015
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$52,164	$—	$52,164	$52,164	$—
Level 1:
Money market accounts	6,725	—	6,725	6,725	—

Level 2:
Certificates of deposit	24,047	(37)	24,010	7,217	16,793
Total	$82,936	$(37)	$82,899	$66,106	$16,793

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

September 30,
2016
Due within one year	$15,081
Due in one year through five years	7,250
Total	$22,331

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in the statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the balance sheet. The Company had a receivable of $6 as of September 30, 2016 and a payable of $24 as of December 31, 2015. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly but may assess it monthly. For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized	Unrealized	Accumulated
	gains (losses) on	gains (losses)	other
	available-for-	on cash	comprehensive
	sale investments	flow hedges	income (loss)
Balance as of December 31, 2015	$(23)	$(14)	$(37)
Other comprehensive gain, net of tax	16	27	43
Balance as of September 30, 2016	$(7)	$13	$6

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

4. Balance sheet components

Cash, cash equivalents, and marketable securities

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest (adjusted cost), which approximates fair value which includes the unrealized gains (losses). Certificates of deposit are included in cash equivalents and marketable securities based on the maturity date of the security.  Short-term investments are included in marketable securities in the current period presentation.

The Company considers investments with maturities greater than three months to be marketable securities. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income (loss). All income generated and realized gains or losses from investments are recorded to other income (expense), net.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net. During the three and nine months ended September 30, 2016 and 2015, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and marketable securities consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2016	2015
Cash	$43,454	$52,164
Money market accounts	39,793	6,725
Certificates of deposit	2,762	7,217
Total cash and cash equivalents	$86,009	$66,106
Marketable securities
Certificates of deposit	$12,020	$16,793
Corporate bonds	10,311	—
Total marketable securities	$22,331	$16,793

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

As of September 30, 2016 and December 31, 2015, included in accounts receivable on the balance sheets were earned but unbilled receivables of $5,272 and $5,155, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
Gross accounts receivable	2016	2015
Medicare	$11,204	$10,510
Medicaid/other government	555	683
Private insurance	3,312	4,852
Patient responsibility	2,856	3,603
Business-to-business & other receivables	18,698	6,369
Total gross accounts receivable	$36,625	$26,017

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
Net accounts receivable	2016	2015
Medicare	$6,668	$7,441
Medicaid/other government	394	550
Private insurance	2,738	3,895
Patient responsibility	1,907	2,060
Business-to-business & other receivables	18,010	5,926
Total net accounts receivable	$29,717	$19,872

The following tables set forth the accounts receivable allowances as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
Allowances - accounts receivable	2016	2015
Doubtful accounts	$1,192	$1,664
Rental revenue adjustments	5,137	4,115
Sales returns	579	366
Total allowances - accounts receivable	$6,908	$6,145

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has entered into hedging relationships with a single counterparty to offset a portion of the forecasted Euro based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company primarily sells its products to consumers on a prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2016 and September 30, 2015. One customer represented more than 10% of the Company’s total net accounts receivable balance as of September 30, 2016, and no single customer represented more than 10% of the Company’s total net accounts receivable balance as of December 31, 2015.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 71.0% and 75.9% of rental revenue for the three months ended September 30, 2016 and September 30, 2015, respectively, and based on total revenue was 9.5% and 21.5% for the three months ended September 30, 2016 and September 30, 2015, respectively. Medicare’s service reimbursement programs accounted for 71.6% and 74.0% of rental revenue for the nine months ended September 30, 2016 and September 30, 2015, respectively, and based on total revenue was 12.4% and 21.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively. One customer represented more than 10% of the Company’s total revenue for the three months ended September 30, 2016. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $6,668 or 22.4% of total net accounts receivable as of September 30, 2016 as compared to $7,441, or 37.4% of total net accounts receivable as of December 31, 2015.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2016, the Company’s three major vendors accounted for 22.0%, 14.9%, and 7.9%, respectively, of total raw material purchases. For the nine months ended September 30, 2015, the Company’s three major vendors accounted for 23.0%, 17.4% and 8.9%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 72.8% and 87.5% of the non-U.S. revenue for the three months ended September 30, 2016 and September 30, 2015, respectively, were invoiced in Euros. Approximately 70.7% and 74.6% of the non-U.S. revenue for the nine months ended September 30, 2016 and September 30, 2015, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and nine months ended September 30, 2016 and September 30, 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
U.S. revenue	$39,470	$32,907	$113,963	$91,719
Non-U.S. revenue	14,952	7,871	38,015	26,840
Total revenue	$54,422	$40,778	$151,978	$118,559

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

	September 30,	December 31,
	2016	2015
Raw materials and work-in-progress	$14,497	$7,097
Finished goods	2,162	1,679
Less: reserves	(160)	(128)
Inventories	$16,499	$8,648

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $497 and $686 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $1,930 and $1,897 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Rental equipment	$2,878	$3,029	$8,733	$8,929
Other property and equipment	510	510	1,484	1,475
Total depreciation and amortization	$3,388	$3,539	$10,217	$10,404

Property and equipment and rental equipment with associated accumulated depreciation is summarized below for September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
Property and equipment	2016	2015
Rental equipment, net of allowances of $600 and $850, respectively	$54,684	$54,677
Other property and equipment	12,636	11,596
Property and equipment	67,320	66,273

Accumulated depreciation
Rental equipment	32,731	28,894
Other property and equipment	7,754	6,699
Accumulated depreciation	40,485	35,593

Net property and equipment
Rental equipment	21,953	25,783
Other property and equipment	4,882	4,897
Property and equipment, net	$26,835	$30,680

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or nine months ended September 30, 2016 and September 30, 2015.

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or nine months ended September 30, 2016 and September 30, 2015. Amortization expense for intangible assets for the three months ended September 30, 2016 and September 30, 2015 was $28 and $21, respectively, and for the nine months ended September 30, 2016 and September 30, 2015 was $73 and $64, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$114	$71
Patents and websites	5	873	801	72
Commercials	2	286	161	125
Total		$1,344	$1,076	$268

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2015	(in years)	amount	amortization	Net amount
Licenses	10	$185	$100	$85
Patents and websites	5	873	779	94
Commercials	2	174	124	50
Total		$1,232	$1,003	$229

The minimum aggregate amortization expense for intangibles for each of the five succeeding fiscal years is summarized as follows:

September 30, 2016
Remaining 3 months of 2016	$28
2017	101
2018	86
2019	33
2020	9
Thereafter	11
$268

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accounts payable and accrued expenses

Accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts payable	$10,214	$7,448
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,570	3,548
Accrued purchasing card liability	2,000	1,581
Accrued franchise and use taxes	32	45
Other accrued expenses	894	245
Accounts payable and accrued expenses	$20,710	$12,867

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

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator—basic and diluted:
Net income	$3,455	$2,696	$10,962	$7,727

Denominator:
Weighted-average common shares - basic common stock	20,157,688	19,428,653	19,986,544	19,303,057
Weighted-average common shares - diluted common stock	21,100,725	20,783,550	20,924,022	20,690,499

Net income per share - basic common stock	$0.17	$0.14	$0.55	$0.40
Net income per share - diluted common stock	$0.16	$0.13	$0.52	$0.37

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	20,157,688	19,428,653	19,986,544	19,303,057
Warrants	—	15,122	—	15,102
Stock options	943,037	1,339,775	937,478	1,372,340
Weighted-average common shares - diluted common stock	21,100,725	20,783,550	20,924,022	20,690,499
Shares excluded from diluted weighted-average shares:
Stock options	663,175	627,688	1,284,424	629,136
Shares excluded from diluted weighted-average shares	663,175	627,688	1,284,424	629,136

The computations of diluted net income attributable to common stockholders exclude common stock options which were anti-dilutive for the three months and nine months ended September 30, 2016 and September 30, 2015, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

6. Long-term debt

JPMorgan Chase Bank debt

As of September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under its revolving line of credit.

Patent purchase obligation

The contractual obligations schedule below relates to the acquisition of patents which are reflected in intangible assets and were acquired in 2011.

	September 30,	December 31,
	2016	2015
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October 2014 and quarterly payments of $81 beginning January 2015 through October 2016	$80	$315
Less: current maturities	(80)	(315)
Long-term debt, net of current portion	$—	$—

As of September 30, 2016, the minimum aggregate payments due under non-cancelable debt are summarized as follows:

September 30, 2016
Remaining 3 months of 2016	$80
Total	$80

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

Income tax expense was $1,994 and $982, an effective tax rate 36.6% and 26.7%, for the three months ended September 30, 2016 and September 30, 2015, respectively. Income tax expense was $5,929 and $3,683, an effective tax rate 35.1% and 32.3%, for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in the effective tax rate was primarily due to the tax benefit adjustments that occurred in the third quarter of 2015 partially offset by research and development credits allowed in the third quarter of 2016, but not in the comparative period in 2015.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2016, options to purchase 461,821 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2016, options to purchase 161,657 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2016, options to purchase 1,875,277 shares of the Company’s common stock were outstanding, and 436,549 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2016, an additional 791,296 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2015	2,295,370	$0.60-$46.66	$19.36	5.98	$21.07
Granted	672,998	44.19-56.72	44.47
Exercised	(424,462)	0.60-46.66	10.84
Forfeited	(44,636)	8.37-44.19	27.99
Expired	(515)	8.70	8.70
Outstanding as of September 30, 2016	2,498,755	0.60-56.72	27.41	5.65	32.49
Vested and exercisable as of September 30, 2016	1,039,364	0.60-56.72	15.63	5.18	44.27
Vested and expected to vest as of September 30, 2016	2,390,297	$0.60-$56.72	$27.18	5.63	$32.72

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

As of September 30, 2016, a total of 438,365 shares of common stock were available for sale pursuant to the ESPP. The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2016, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation expense recognized for the three months and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Stock option plan awards	$1,858	$941	$5,063	$2,078
Employee stock purchase plan	95	75	341	265
Total stock-based compensation expense	$1,953	$1,016	$5,404	$2,343

Employee stock-based compensation expense recognized for the nine months ended September 30, 2016 and September 30, 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 7.3% and 7.5%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months and nine months ended September 30, 2016 and September 30, 2015, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$175	$128	$454	$294
Sales and marketing	318	297	859	677
General and administrative	1,237	459	3,530	1,068
Research and development	223	132	561	304
Total stock-based compensation expense	$1,953	$1,016	$5,404	$2,343

The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of September 30, 2016 and September 30, 2015 was $17,607 and $11,579, respectively.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of September 30, 2016, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

September 30, 2016
Remaining 3 months of 2016	$291
2017	1,169
2018	1,157
2019	1,155
2020	755
Thereafter	270
$4,797

Rent expense of $263 and $221 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $766 and $661 for the nine months ended September 30, 2016 and September 30, 2015, respectively, was included in the accompanying statements of comprehensive income.

Purchase obligations

The Company had approximately $40,200 of outstanding purchase orders with its outside vendors and suppliers as of September 30, 2016. In addition, the Company entered into agreements for other services. Future commitments under these purchase orders and other agreements do not extend beyond twelve months.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
	2016	2015
Product warranty liability at beginning of period	$1,973	$1,115
Accruals for warranties issued	2,367	1,871
Adjustments related to preexisting warranties (including changes in estimates)	318	510
Settlements made (in cash or in kind)	(1,261)	(1,523)
Product warranty liability at end of period	$3,397	$1,973

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

Legal proceedings

Inova Labs lawsuit

On November 4, 2011, the Company filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of the Company’s patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JGB-AN, or the Inova Labs Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients”, or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization”, or the ’136 patent. The Company alleged in the Inova Labs Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Inova Labs Lawsuit sought damages, injunctive relief, costs and attorneys’ fees.

The Defendant answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against the Company alleging patent invalidity, non-infringement and inequitable conduct. The Company denied the allegations in the Defendant’s counterclaims and filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

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

On February 4, 2016, ResMed Inc. announced the completion of the acquisition of Inova Labs Inc.  The parties reached a mutually agreeable settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. The Company recognized a gain of $1,000 related to the settlement during the three months ended June 30, 2016 classified within general and administrative expense and the receivable was recorded in prepaid expenses and other current assets as of June 30, 2016. In addition, the settlement included a gain contingency of $250 for future services and licensing fees charged by the Defendant. The Company received $1,250 on July 26, 2016 finalizing the payment of this settlement. The Company recorded a gain of $72 during the three months ended September 30, 2016 classified within general and administrative expense. The remaining deferred gain contingency of $178 as of September 30, 2016 was recorded within accounts payable and accrued expenses and will be recognized when services are rendered or incurred.  The parties are also collaborating on a study of the use of portable oxygen concentrators.

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

Separation Design Group lawsuit

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

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against the Company on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While the Company disputes the claims, it agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. As of September 30, 2016, the Company had accrued approximately $980 for the settlement costs within accounts payable and accrued expenses. On August 2, 2016, the Court granted preliminary approval of the settlement. The parties anticipate final approval of the settlement in late November 2016, and distribution of the settlement funds in December 2016.

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against the Company. CAIRE alleges that the Company infringes U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. The Company denies CAIRE’s allegations and plans to vigorously contest CAIRE’s claims. The Company’s response to CAIRE’s complaint is due in early November 2016.

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10. Foreign currency exchange contracts and hedging

As of September 30, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $736 and $2,839, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months of September 30, 2016, and the designated contracts had an unrealized gain of approximately $27, net of tax, during the nine months ended September 30, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of September 30, 2016, the Company had fourteen designated hedges and four non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, and future declines in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new product and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives and securing contracts with healthcare payors and insurers;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the manufacturing ramp-up, domestic and international launch expectations, and market acceptance of our Inogen One G4 portable oxygen concentrator;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
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

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. Our Inogen One G2®, Inogen One G3®, and Inogen One G4® have up to 5, 5, and 2.5 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

•

Invest in our product offerings to develop innovative products. We expended $1.4 million and $1.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3.9 million and $3.0 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our current Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 is also less expensive to manufacture than our Inogen One G3 product. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016.

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

We have been developing and refining the manufacturing of our Inogen One systems over the past twelve years. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressor, sieve bed, concentrator and certain manifolds is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. We launched the Inogen One G4 in a portion of our domestic business-to-business channel in the third quarter of 2016 and completely in our domestic business-to-business channel in the fourth quarter of 2016, and expect to launch it in our international business-to-business channel in the first half of 2017, depending on the timing of product regulatory and reimbursement approvals.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended September 30, 2016 and September 30, 2015, approximately 27.5% and 19.3%, respectively, and 25.0% and 22.6% for the nine months ended September 30, 2016 and September 30, 2015, respectively, of our total revenue was from customers outside the United States, primarily in Europe. Approximately 72.8% and 87.5% of the non-U.S. revenue for the three months ended September 30, 2016 and September 30, 2015, respectively, and 70.7% and 74.6% for the nine months ended September 30, 2016 and September 30, 2015, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. As of September 30, 2016, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $13.6 million to $54.4 million for the three months ended September 30, 2016 from $40.8 million for the three months ended September 30, 2015, and increased $33.4 million to $152.0 million for the nine months ended September 30, 2016 from $118.6 million for the nine months ended September 30, 2015, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One and Inogen At Home systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and an increase in provision for rental revenue adjustments. We generated net income of $3.5 million and $2.7 million for the three months ended September 30, 2016 and September 30, 2015, respectively. We generated net income of $11.0 million and $7.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We generated Adjusted EBITDA of $10.8 million and $8.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $32.5 million and $24.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2016, our accumulated deficit was $34.1 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 9-13% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, resellers, and private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 26,600 systems in the three months ended September 30, 2016 compared to 14,700 systems for the same period in 2015. We sold approximately 68,700 systems in the nine months ended September 30, 2016 compared to 42,100 systems for the same period in 2015. Management focuses on system sales as an indicator of current business success.

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

We plan to grow our rental patients on service in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, and securing additional insurance contracts. However, we expect declining rental revenue in 2016 and 2017 primarily associated with reimbursement rate declines, increased provision for rental revenue adjustments and a continued focus on sales versus rentals. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, fluctuations in our net new patient setups will occur on a period-to-period basis. We do not plan to offer our Inogen One G4 system to rental patients and will use the upgraded Inogen One G3 product as the primary ambulatory solution deployed in our rental fleet at this time.

As the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 16.0% as of September 30, 2016, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 15.0% as of September 30, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of September 30, 2016, we had approximately 33,700 oxygen rental patients, an increase from approximately 32,400 oxygen rental patients as of September 30, 2015. Management focuses on rental revenue and the number of patients serviced as an indicator of current success of our rental business and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from CMS, and secondarily, from private payors, Medicaid and patients, for our rental revenue. For the three months and nine months ended September 30, 2016, approximately 71.0% and 71.6%, respectively, of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were subject to additional cuts effective July 1, 2016, in accordance with the competitive bidding program (discussed below).

As of January 1, 2011, Medicare phased in the competitive bidding program. The competitive bidding program impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for specific product categories within a specified geographic region called competitive bidding areas, or CBAs. Once bids have been placed, an individual company’s bids within a product category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against all bidding suppliers. Medicare determines a “clearing price” out of these weighted-average prices, at which a sufficient number of suppliers have indicated they will support patients in the category. This threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. A competitive bidding contract lasts up to three years once implemented, after which the contract is subject to a new round of bidding. Discounts off the standard Medicare allowable occur in CBAs where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

In the CBAs covered under round two re-compete of the competitive bidding program, which began July 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.00 to $89.86 per month (average of $76.84 per month) and the OGPE rentals (E1392) ranges from $33.97 to $42.00 per month (average of $37.90 per month). In the CBAs covered under round one re-compete 2017 of the competitive bidding program, which begins January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.04 to $90.01 per month (average of $77.97 per month) and the OGPE rentals (E1392) ranges from $35.11 to $37.15 per month (average of $36.06 per month).

As of January 1, 2016, competitive bidding rates were nationalized. All areas previously not subject to competitive bidding experienced rate reductions. The fee schedules in the non-CBAs are adjusted based on regional averages of the single payment amounts for areas already under competitive bidding. The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a floor (90% of the average regional prices). For dates of service from January 1, 2016 to June 30, 2016, the reimbursement rates for the non-CBAs were based on 50% of the un-adjusted 2015 fee schedule amount and 50% of the adjusted (reduced) fee schedule amount which was based on the regional competitive bidding rates. As of July 1, 2016, reimbursement rates are set at 100% of the adjusted fee schedule amount, which is based on regional competitive bidding rates, including the adjustments associated with round two re-compete.

The regions are defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas. For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

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

CMS has also re-bid for the round one re-compete 2017 contracts effective January 1, 2017 through December 31, 2018. In round one re-compete 2017, there are 9 metropolitan statistical areas and 13 CBAs to ensure there are no multi-state CBAs. We estimate approximately 9% of the Medicare market will be impacted by the round one re-compete 2017 contracts. Pricing was announced in September 2016, and impacts both the zip codes covered under round one and also the rates for the un-bid areas effective January 1, 2017.

The following table sets forth the current Medicare standard allowable reimbursement rates and the average of reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding.

				Round one
		Round one	Round two	re-compete
	Round two	re-compete	re-compete	2017
	average	average	average	average
	7/1/13-	1/1/14-	7/1/16-	1/1/17-
	6/30/16	12/31/16	12/31/18	12/31/18
E1390 (stationary oxygen rentals)	$93.07	$95.74	$76.84	$77.97
E1392 (portable oxygen rentals)	42.72	38.08	37.90	36.06
Total	$135.79	$133.82	$114.74	$114.03

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas, the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated as Medicare suppliers in round one of competitive bidding, which was implemented January 1, 2011 in 9 Metropolitan Statistical Areas. Round two of competitive bidding was implemented July 1, 2013 in 91 Metropolitan Statistical Areas and we believe the impact on the number of Medicare oxygen suppliers was similar to round one. We believe that approximately 59% of the Medicare market was covered by round one and round two of competitive bidding.

Cumulatively in round one, round two, round one re-compete, round two re-compete and round one re-compete 2017, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS. We currently operate in 49 of the 50 states in the U.S. We do not operate in Hawaii due to the licensure requirements. However, we anticipate that due to the new Hawaii Durable Medical Equipment Supplier Licensure program effective January 1, 2017, we will be able to service patients in Hawaii in 2017.

Moreover, we cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to and been excluded from various CBAs.

Following round one of competitive bidding, we were excluded from providing services to Medicare beneficiaries in the Kansas City-MO-KS, Miami-Fort Lauderdale-Pompano Beach-FL, and Orlando-Kissimmee-FL CBAs. We had access to six CBAs of the nine regions subject to competitive bidding round one for the respiratory product category.

After round one re-compete of competitive bidding, we were excluded from providing services to Medicare beneficiaries in the following CBAs: Cleveland-Elyria-Mentor-OH, Cincinnati-Middleton-OH-KY-IN, Miami-Fort Lauderdale-Pompano Beach-FL, Orlando-Kissimmee-Sanford-FL, Pittsburg-PA, and Riverside-San Bernardino-Ontario-CA. We gained access to the Kansas City-MO -KS CBA. We had access to three CBAs of the nine regions subject to competitive bidding round one re-compete for the respiratory product category.

After round one re-compete 2017 of competitive bidding, we will be excluded from the Chester-Lancaster and York Counties-SC CBA, which we previously won under round one re-compete. We will also be excluded from the Miami-Fort Lauderdale-West Palm Beach-FL and Orlando-Kissimmee-Sanford-FL CBAs. We will have access to 10 of the 13 CBAs in which we bid for the respiratory product category: Charlotte-Concord-Gastonia-NC, Cincinnati-OH, Cleveland-Elyria-OH, Covington-Florence-Newport-KY, Dallas-Fort Worth-Arlington-TX, Dearborn-Franklin-Ohio, and Union Counties-IN, Kansas City-MO, Kansas City-Overland Park-Ottawa-KS, Pittsburgh-PA, and Riverside-San Bernardino-Ontario-CA. We will have access to ten CBAs of the thirteen regions subject to competitive bidding round one re-compete 2017 for the respiratory product category.

After round two of competitive bidding, we were excluded from 12 CBAs: Akron-OH, Cape Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Honolulu-HI, Jacksonville-FL, Lakeland-Winter Haven-FL, Memphis-TN-MS-AR, North Port-Bradenton-Sarasota-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, Tampa-St. Petersburg-Clearwater-FL, and Toledo-OH. We had access to 88 CBAs of the 100 regions subject to competitive bidding round two for the respiratory product category.

After round two re-compete of competitive bidding, we were excluded from the following CBAs that we had previously won under round two: Allentown-Bethlehem-Easton-PA, Asheville-NC, Augusta-Richmond County-GA, Camden-NJ, Catoosa-Dade-Walker Counties-GA, Elizabeth-Lakewood-New Brunswick-NJ, Flint-MI, Greensboro-High Point-NC, Greenville-Anderson-Mauldin-SC, Jersey City-Newark-NJ, Las Vegas-Henderson-Paradise-NV, Little Rock-North Little Rock-Conway-AR, Louisville-Jefferson County-KY, Mercer County-PA, Poughkeepsie-Newburgh-Middletown-NY, Raleigh-NC, Scranton-Wilkes-Barre-Hazelton-PA, Stockton-Lodi-CA, Syracuse-NY, Wilmington-DE, and Youngstown-Warren-Boardman-OH. We were also excluded from the following CBAs in both round two and round two re-compete: Akron-OH and Toledo-OH. We gained access to certain Medicare markets in Cape-Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Sarasota-Bradenton-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, and Tampa-St. Petersburg-Clearwater-FL. We have access to 93 CBAs of the 117 regions subject to competitive bidding round two re-compete for the respiratory product category.

Effective July 1, 2016, we believe we have access to over 90% of the Medicare market based on our analysis of the 96 CBAs that we have won out of the 126 total CBAs. These 126 CBAs represent 59% of the market with the remaining 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the three months ended September 30, 2016 and 12.4% of our total revenue in the nine months ended September 30, 2016. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 30 CBAs where we were not offered contracts as of July 1, 2016 was approximately $0.3 million and $0.5 million in the three months ended September 30, 2016 and September 30, 2015, respectively, and $1.4 million and $1.6 million in the nine months ended September 30, 2016 and September 30, 2015, respectively.

Under the competitive bidding program, DME suppliers that are not awarded a competitive bid contract in a CBA and product category which the DME supplier had previously been awarded a competitive bid contract may “grandfather” existing patients on service beginning on the effective date of the competitive bidding round. This means DME suppliers may retain all existing patients and continue to receive reimbursement for them, so long as the new reimbursement rate is accepted by the DME supplier and the beneficiary chooses to continue to receive equipment from the supplier. For example, a supplier that received a round two contract but not a round two re-compete contract may elect to “grandfather’ the patients that it serviced through the round two contract period. Suppliers must either keep or release all patients under this “grandfathering” arrangement in each CBA; a supplier may not select specific individuals to retain or release. Suppliers can continue to sell equipment in CBAs where they were not awarded contracts to patients paying out-of-pocket or with third-party insurance coverage.

We have elected to “grandfather” and retain all patients in CBAs in which we were not awarded contracts. In addition, we continue to accept patients in CBAs where we did not receive contracts through private insurance. We also pursue retail sales of our equipment to patients in those areas.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and nine months ended September 30, 2016 and September 30, 2015, respectively.

Our obligations to service Medicare patients over the contract rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, as long as that equipment meets the physician’s prescription, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-CBAs were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (the “adjustment”) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services provided in areas not subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment. Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas is set based on regional averages of the competitive bidding prices as described previously and no fees are based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U.

In addition, the President’s proposed federal budget for fiscal year 2017 includes multiple provisions that could impact us if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. Our patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this budget is enacted. In addition, this change would likely also impact the number of patients interested in a cash purchase and could shift patients from out-of-pocket purchases toward renting units instead. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increasing minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency.

A ruling from CMS has outlined the expansion of competitive bidding to certain previous non-CBAs by applying regional pricing averages to non-CBAs with 110% of regional prices to be paid for defined rural and frontier areas.  Medicare represented 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41.0% of the Medicare markets will be subject to this reimbursement reduction. We also estimate that, on average, the rates will be reduced to the average of the regional prices under round one re-compete 2017 and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population. CMS has also re-bid the round two re-compete for contracts from July 1, 2016 through December 31, 2018 and round one re-compete for contracts from January 1, 2017 through December 31, 2018 as discussed previously.

On October 28, 2016, CMS released a final rule which will be published in the Federal Register on November 4, 2016. The final rule imposes additional regulations on the competitive bidding process. The final rule requires bidders choosing to participate in the competitive bidding program to obtain a $0.05 million surety bond for each CBA in which they bid. If a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA will be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the final rule, the bid surety bond liability will be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. Currently, there are 130 CBAs, which would mean a bidding supplier could incur a surety bond obligation with forfeiture conditions of up to $6.5 million. The final rule also changes the bid limits for individual items for future rounds of competitive bidding to reflect the 2015 unadjusted fee schedule to avoid a downward trend in bid pricing, to ensure the long-term viability of the competitive bidding program, and to allow suppliers to take into account both decreases and increases in costs in determining their bids. The rule also finalizes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program. Lastly, the final rule sets forth a provision for lead item bidding for certain product categories in future bidding rounds to prevent the creation of price inversions, which occurred in round two of competitive bidding. Lead item bidding means that all HCPCS codes for similar items will be grouped together and priced relative to the bid for the “lead item,” as calculated by CMS. For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of September 30, 2016, we had 91 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the President’s proposed budget for 2017, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries and oxygen filtration cartridges. As a result of bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 54% from 2009 to September 30, 2016. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 is higher than our Inogen One G3 due to lower manufacturing costs and similar average selling prices. Quarter over quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients, HME providers, distributors, private label partners and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2016 and September 30, 2015, business-to-business sales as a percentage of total sales revenue were 66.0% and 60.4%, respectively. For the nine months ended September 30, 2016 and September 30, 2015, business-to-business sales as a percentage of total sales revenue were 63.4% and 61.9%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

For certain business-to-business sales, we offer an extended warranty from our standard 3-year warranty to a 5-year total warranty, for a fixed price. Product sales with 5-year warranties are considered to be multiple element arrangements within the scope of ASC 605-25 and the additional service component is broken out from the product sales and deferred and recognized in years four and five to correspond with the service period.

Freight revenue consists of fees associated with the deployment of products internationally or domestically, when expedited freight options or minimum order quantities are not met. Freight revenue is a percentage markup of freight costs.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to lower reimbursement rates due to competitive bidding reimbursement declines, the nationalization of competitive bidding, continued reimbursement declines across third-party payors, increases in capped patients on service, and increases in provisions for rental revenue adjustments.

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

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, quality assurance employees, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, facility costs, and depreciation expense. We provide a three-year, five-year or lifetime warranty on Inogen One systems sold and a three-year warranty on Inogen At Home systems sold. We established a reserve for future warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

We expect the average unit costs of our Inogen One and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, and increase production volume and yields.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expense increased throughout 2015 and the first nine months of 2016, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2017 as we continue to increase sales and marketing activities.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, information technology, business development and general management functions, consulting fees, facilities costs, bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency translation gains and (losses), and interest income driven by the interest accruing on cash, cash equivalents and marketable securities.

Results of operations

Comparison of three months ended September 30, 2016 and September 30, 2015

Revenue

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$47,177	$29,248	$17,929	61.3%	86.7%	71.7%
Rental revenue	7,245	11,530	(4,285)	-37.2%	13.3%	28.3%
Total revenue	$54,422	$40,778	$13,644	33.5%	100.0%	100.0%

Sales revenue increased $17.9 million to $47.2 million for the three months ended September 30, 2016 from $29.2 million for the three months ended September 30, 2015, or an increase of 61.3% over the comparable period. The increase was primarily attributable to an 11,900-unit increase in the number of oxygen systems sold. We sold approximately 26,600 oxygen systems during the three months ended September 30, 2016 compared to approximately 14,700 oxygen systems sold during the three months ended September 30, 2015, or an increase of 81.0% over the comparable period. The increase in the number of systems sold resulted from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.

Rental revenue decreased $4.3 million to $7.2 million for the three months ended September 30, 2016 from $11.5 million for the three months ended September 30, 2015, or a decrease of 37.2% from the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first and third quarters of 2016, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, and an increase in provision for rental revenue adjustments.

	Three months ended
(amounts in thousands)	September 30,		Change 2016 vs. 2015		% of Revenue
Revenue by region and category	2016	2015	$	%	2016	2015
Business-to-business domestic sales	$16,173	$9,794	$6,379	65.1%	29.7%	24.0%
Business-to-business international sales	14,952	7,871	7,081	90.0%	27.5%	19.3%
Direct-to-consumer domestic sales	16,052	11,583	4,469	38.6%	29.5%	28.4%
Direct-to-consumer domestic rentals	7,245	11,530	(4,285)	-37.2%	13.3%	28.3%
Total revenue	$54,422	$40,778	$13,644	33.5%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 65.1% and 38.6%, respectively, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts and marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives in the fourth quarter of 2015 and in the nine months ended September 30, 2016, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 90.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to continued demand in Europe with our distribution partners and key accounts. As of September 30, 2016, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended September 30, 2016, 90.8% was sold in Europe, compared to 87.9% in the comparative period in 2015.

In future periods, revenue may be impacted by seasonality resulting in higher total sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, increases in capped patients on service, increased provision for rental revenue adjustments and lower net patient additions as we continue to focus on sales versus new rentals. We currently expect total rental revenue to decline as a percentage of total revenue, to decrease approximately 25% to 30% in 2016 as compared to 2015, and to decline in 2017 as compared to 2016.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$24,271	$16,046	$8,225	51.3%	44.6%	39.3%
Cost of rental revenue	5,023	5,357	(334)	-6.2%	9.2%	13.1%
Total cost of revenue	$29,294	$21,403	$7,891	36.9%	53.8%	52.5%

Gross profit - sales revenue	$22,906	$13,202	$9,704	73.5%	42.1%	32.4%
Gross profit - rental revenue	2,222	6,173	(3,951)	-64.0%	4.1%	15.1%
Total gross profit	$25,128	$19,375	$5,753	29.7%	46.2%	47.5%

Gross margin percentage - sales revenue	48.6%	45.1%
Gross margin percentage- rental revenue	30.7%	53.5%
Total gross margin percentage	46.2%	47.5%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $8.2 million to $24.3 million for the three months ended September 30, 2016 from $16.0 million for the three months ended September 30, 2015, or an increase of 51.3% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue decreased $0.3 million to $5.0 million for the three months ended September 30, 2016 from $5.4 million for the three months ended September 30, 2015.  The slight decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and logistics costs per patient on service. Cost of rental revenue included $2.9 million of rental asset depreciation for the three months ended September 30, 2016 and $3.0 million for the three months ended September 30, 2015.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 48.6% for the three months ended September 30, 2016 from 45.1% for the three months ended September 30, 2015. The increase in sales gross margin was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015 and the Inogen One G4 product launch in May 2016, partially offset by a higher sales mix toward lower margin business-to-business sales which accounted for 66.0% of total sales revenue in the third quarter of 2016 versus 60.4% in the third quarter of 2015. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin decreased to 30.7% for the three months ended September 30, 2016 from 53.5% for the three months ended September 30, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments in the third quarter of 2016, partially offset by lower cost of rental revenues associated with lower depreciation and servicing costs per patient. We expect rental gross margin to continue to decline in the fourth quarter of 2016 and in full year 2017 due to rental reimbursement rate reductions, increase in provision for rental revenue adjustments, and lower net patient additions as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service.

Research and development expense

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$1,350	$1,116	$234	21.0%	2.5%	2.7%

Research and development expense increased $0.2 million to $1.4 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015, or an increase of 21.0% over the comparable period. The increase was primarily attributable to a $0.2 million increase in personnel-related expenses and product development expenses for engineering projects.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing expense

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$9,679	$8,132	$1,547	19.0%	17.8%	19.9%

Sales and marketing expense increased $1.5 million to $9.7 million for the three months ended September 30, 2016 from $8.1 million for the three months ended September 30, 2015, or an increase of 19.0% over the comparable period. The increase was primarily attributable to $1.1 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $0.6 million of wages, benefits and payroll tax expense and $0.5 million of commissions expense), $0.3 million in credit card processing fees, $0.2 million of media and printing expenses, and $0.1 million for dues, fees and license costs. In the three months ended September 30, 2016, we spent $1.5 million in media and advertising costs compared to $1.3 million in the comparative period in 2015.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$8,702	$6,413	$2,289	35.7%	16.0%	15.7%

General and administrative expense increased $2.3 million to $8.7 million for the three months ended September 30, 2016 from $6.4 million for the three months ended September 30, 2015, or an increase of 35.7% over the comparable period. The increase was primarily attributable to $1.4 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $0.8 million of stock compensation expense, $0.4 million of wages, benefits and payroll tax expense, and $0.2 million of bonus expense), $0.6 million of patent defense costs, and $0.4 million of bad debt expense. These increases were partially offset by a reduction of $0.3 million for outside services. Bad debt expense, expressed as a percentage of total revenue, was 2.0% and 1.7% in the three months ended September 30, 2016 and September 30, 2015, respectively.

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

Other income (expense), net

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(1)	$(5)	$4	-80.0%	0.0%	0.0%
Interest income	61	28	33	117.9%	0.1%	0.1%
Other expense	(8)	(59)	51	-86.4%	0.0%	-0.1%
Total other income (expense), net	$52	$(36)	$88	244.4%	0.1%	-0.1%

Total other income (expense), net, remained relatively flat for the three months September 30, 2016 compared to the three months September 30, 2015.

Income tax expense

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$1,994	$982	$1,012	103.1%	3.7%	2.4%
Effective income tax rate	36.6%	26.7%

The increase in the provision for income taxes for the three months ended September 30, 2016 compared to the prior year period was primarily due to an increase in income before provision for income taxes to $5.4 million for the three months ended September 30, 2016 compared to $3.7 million for the three months ended September 30, 2015, partially offset by an increase in the effective tax rate to 36.6% for the three months ended September 30, 2016 compared to 26.7% for the three months ended September 30, 2015. This increase in the effective rate was primarily due to the $0.6 million tax benefit adjustment that occurred in the third quarter of 2015, partially offset by research and development credits allowed in the third quarter of 2016, but not in the comparative period in 2015. As a result, the adjusted net income was $3,455 and $2,140 for the three months ended September 30, 2016 and 2015, respectively.

Net income

	Three months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$3,455	$2,696	$759	28.2%	6.3%	6.6%

The increase in net income was primarily related to the increase in revenues of 33.5% and improved operating expense leverage over the prior year comparable period, partially offset by lower overall gross margin and higher effective tax rate.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. The following table summarizes our quarterly net sales, gross profit and income from operations:

				Nine months
(amounts in thousands)				ended
Quarterly Results 2016	Q1	Q2	Q3	September 30, 2016
Net revenue	$42,989	$54,567	$54,422	$151,978
Gross profit	21,279	26,215	25,128	72,622
Net income	2,365	5,142	3,455	10,962

				Nine months
(amounts in thousands)				ended
Quarterly Results 2015	Q1	Q2	Q3	September 30, 2015
Net revenue	$33,752	$44,029	$40,778	$118,559
Gross profit	16,023	20,822	19,375	56,220
Net income	1,572	3,459	2,696	7,727

Comparison of nine months ended September 30, 2016 and September 30, 2015

Revenue

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$125,566	$84,682	$40,884	48.3%	82.6%	71.4%
Rental revenue	26,412	33,877	(7,465)	-22.0%	17.4%	28.6%
Total revenue	$151,978	$118,559	$33,419	28.2%	100.0%	100.0%

Sales revenue increased $40.9 million to $125.6 million for the nine months ended September 30, 2016 from $84.7 million for the nine months ended September 30, 2015, or an increase of 48.3% over the comparable period. The increase was primarily attributable to an 26,600-unit increase in the number of oxygen systems sold. We sold approximately 68,700 oxygen systems during the nine months ended September 30, 2016 compared to approximately 42,100 oxygen systems sold during the nine months ended September 30, 2015, or an increase of 63.2% over the comparable period. The increase in the number of systems sold resulted from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.

Rental revenue decreased $7.5 million to $26.4 million for the nine months ended September 30, 2016 from $33.9 million for the nine months ended September 30, 2015, or a decrease of 22.0% from the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first and third quarters of 2016, declines in private-payor rates which decreased due to lower Medicare rates, and an increase in provision for rental revenue adjustments.

	Nine months ended
(amounts in thousands)	September 30,		Change 2016 vs. 2015		% of Revenue
Revenue by region and category	2016	2015	$	%	2016	2015
Business-to-business domestic sales	$41,647	$25,590	$16,057	62.7%	27.4%	21.6%
Business-to-business international sales	38,015	26,840	11,175	41.6%	25.0%	22.6%
Direct-to-consumer domestic sales	45,904	32,252	13,652	42.3%	30.2%	27.2%
Direct-to-consumer domestic rentals	26,412	33,877	(7,465)	-22.0%	17.4%	28.6%
Total revenue	$151,978	$118,559	$33,419	28.2%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 62.7% and 42.3%, respectively, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts and marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives in the fourth quarter of 2015 and in the first nine months of 2016, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 41.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to continued demand in Europe. As of September 30, 2016, we sold our products in 44 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the nine months ended September 30, 2016, 91.3% was sold in Europe, compared to 89.3% in the comparative period in 2015.

In future periods, revenue may be impacted by seasonality resulting in higher total sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors, increases in capped patients on service, increased provision for rental revenue adjustments and lower net patient additions as we continue to focus on sales versus new rentals. We currently expect total rental revenue to decline as a percentage of total revenue, to decrease approximately 25% to 30% in 2016 as compared to 2015, and to decline in 2017 as compared to 2016.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$63,824	$46,501	$17,323	37.3%	42.0%	39.2%
Cost of rental revenue	15,532	15,838	(306)	-1.9%	10.2%	13.4%
Total cost of revenue	$79,356	$62,339	$17,017	27.3%	52.2%	52.6%

Gross profit - sales revenue	$61,742	$38,181	$23,561	61.7%	40.6%	32.2%
Gross profit - rental revenue	10,880	18,039	(7,159)	-39.7%	7.2%	15.2%
Total gross profit	$72,622	$56,220	$16,402	29.2%	47.8%	47.4%

Gross margin percentage - sales revenue	49.2%	45.1%
Gross margin percentage- rental revenue	41.2%	53.2%
Total gross margin percentage	47.8%	47.4%

We manufacture subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $17.3 million to $63.8 million for the nine months ended September 30, 2016 from $46.5 million for the nine months ended September 30, 2015, or an increase of 37.3% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue decreased $0.3 million to $15.5 million for the nine months ended September 30, 2016 from $15.8 million for the nine months ended September 30, 2015, or a decrease of 1.9% over the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in depreciation expense, repair costs, disposables, product exchange and logistics costs per patient on service. Cost of rental revenue included $8.7 million of rental asset depreciation costs for the nine months ended September 30, 2016 versus $8.9 million for the nine months ended September 30, 2015.

Gross margin is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin increased to 49.2% for the nine months ended September 30, 2016 from 45.1% for the nine months ended September 30, 2015. The increase in sales gross margin was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015 and the Inogen One G4 product launch in May 2016, partially offset by an increase in sales mix toward lower margin business-to-business sales, which accounted for 63.4% of total sales revenue in the first nine months of 2016 versus 61.9% in the first nine months of 2015. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin decreased to 41.2% for the nine months ended September 30, 2016 from 53.2% for the nine months ended September 30, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments in the first nine months of 2016, partially offset by lower cost of rental revenues associated with lower depreciation and servicing costs per patient. We expect rental gross margin to continue to decline in the fourth quarter of 2016 and full year 2017 due to rental reimbursement rate reductions, increase in provision for rental revenue adjustments and lower net patient additions as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service.

Research and development expense

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$3,897	$2,954	$943	31.9%	2.6%	2.5%

Research and development expense increased $0.9 million to $3.9 million for the nine months ended September 30, 2016 from $3.0 million for the nine months ended September 30, 2015, or an increase of 31.9% over the comparable period. The increase was primarily attributable to $0.6 million in personnel-related expenses for engineering projects and $0.2 million for product development expense.

We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$28,220	$22,623	$5,597	24.7%	18.6%	19.1%

Sales and marketing expense increased $5.6 million to $28.2 million for the nine months ended September 30, 2016 from $22.6 million for the nine months ended September 30, 2015, or an increase of 24.7% over the comparable period. The increase was primarily attributable to $3.0 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $1.5 million of wages and payroll tax expense, $1.1 million of commissions expense, $0.2 million of employee benefits and $0.2 million of stock compensation expense), $1.1 million of media and printing expenses and $0.7 million in credit card processing fees. We also incurred an additional $0.4 million for dues, fees, and license costs, $0.2 million for client and clinical services personnel-related expenses and $0.2 million for non-warranty repair costs done as an accommodation to our customers. In the nine months ended September 30, 2016, we spent $4.5 million in media and advertising costs compared to $3.3 million in the comparative period in 2015.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases.

General and administrative expense

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$23,812	$19,066	$4,746	24.9%	15.7%	16.1%

General and administrative expense increased $4.7 million to $23.8 million for the nine months ended September 30, 2016 from $19.1 million for the nine months ended September 30, 2015, or an increase of 24.9% over the comparable period. The increase was primarily attributable to $4.6 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included $2.5 million of stock compensation expense, $1.6 million of wages, benefits and payroll tax expense and $0.6 million of bonus expense), $1.1 million of patent defense costs and $0.8 million of bad debt expense primarily related to our rental receivables. These increases were partially offset by decreases of $1.4 million in audit, tax and legal fees (primarily due to the audit committee investigation expense and the related class action lawsuit of $1.8 million in the first half of 2015), $0.6 million of outside services, $0.2 million in net proceeds from sale of assets and $0.2 million of depreciation. Bad debt expense, expressed as a percentage of total revenue, was 1.7% and 1.5% in the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

Other income (expense), net

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(6)	$(18)	$12	-66.7%	0.0%	0.0%
Interest income	126	66	60	90.9%	0.1%	0.1%
Other income (expense)	78	(215)	293	136.3%	0.1%	-0.2%
Total other income (expense), net	$198	$(167)	$365	218.6%	0.1%	-0.1%

Total other income (expense), net, increased to $0.2 million of income for the nine months ended September 30, 2016 from $0.2 million of expense for the nine months ended September 30, 2015. The increase was primarily due to gains on foreign currency transactions as the U.S. dollar stabilized.

Income tax expense

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$5,929	$3,683	$2,246	61.0%	3.9%	3.1%
Effective income tax rate	35.1%	32.3%

The increase in the provision for income taxes for the nine months ended September 30, 2016 compared to the prior year period was primarily due to an increase in income before provision for income taxes to $16.9 million for the nine months ended September 30, 2016 compared to $11.4 million for the nine months ended September 30, 2015, partially offset by an increase in the effective tax rate to 35.1% for the nine months ended September 30, 2016, compared to 32.3% for the nine months ended September 30, 2015. The increase in the effective tax rate was primarily due to the tax benefit adjustments that occurred in the third quarter of 2015 offset by research and development credits allowed in the third quarter of 2016 and a decrease to the rate for stock compensation deductions in 2016 compared to 2015. As a result, the adjusted net income was $10,962 and $7,171 for the nine months ended September 30, 2016 and 2015, respectively.

Net income

	Nine months ended
	September 30,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$10,962	$7,727	$3,235	41.9%	7.2%	6.5%

The increase in net income was primarily related to the increase in revenues of 28.2% over the prior year period and improved operating expense leverage over the prior year period, partially offset by the higher effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2016, we had purchase obligations of approximately $40.2 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of September 30, 2016, we had cash and cash equivalents of $86.0 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $22.3 million in certificates of deposits and corporate bonds which had maturities greater than three months, but less than twelve months, and which were classified as marketable securities. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of September 30, 2016, we had $0.1 million outstanding in patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $9.3 million from proceeds related to stock option exercises and employee stock purchase plans. For the nine months ended September 30, 2016 and September 30, 2015, we received $5.7 million and $1.7 million, respectively, in proceeds related to these stock programs.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $40.8 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $155.8 million. As of September 30, 2016, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the nine months ended September 30, 2016 consisted of the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $6.1 million, net purchases of available-for-sale investments of $5.5 million, which were partially offset by $0.3 million of gross proceeds from sale of previously owned assets. We believe that our current cash, cash equivalents, marketable securities, available borrowings under our revolving credit and term loan agreement and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2016 vs. 2015
Summary of cash flows	2016	2015	$	%
Cash provided by operating activities	$25,852	$25,604	$248	1.0%
Cash used in investing activities	(11,377)	(28,829)	17,452	60.5%
Cash provided by financing activities	5,420	1,479	3,941	266.5%
Effect of exchange rates on cash	8	—	8	—
Net increase (decrease) in cash and cash equivalents	$19,903	$(1,746)	$21,649	1239.9%

(amounts in thousands)	September 30,	December 31,
Working capital	2016	2015
Cash and cash equivalents	$86,009	$66,106
Marketable securities	22,331	16,793
Accounts receivable, net	29,717	19,872
Inventories, net	16,499	8,648
Deferred cost of revenue	439	397
Income tax receivable	1,612	2,158
Prepaid expenses and other current assets	1,470	870
Total current assets	158,077	114,844

Accounts payable and accrued expenses	20,710	12,867
Accrued payroll	5,844	5,271
Current portion of long-term debt	80	315
Warranty reserve	1,559	1,226
Deferred revenue	2,035	2,323
Income tax payable	—	11
Total current liabilities	30,228	22,013

Net working capital	$127,849	$92,831

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

Net cash provided by operating activities for the nine months ended September 30, 2016 consisted primarily of our net income of $11.0 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $10.3 million, provision for rental revenue adjustments of $7.8 million, provision for sales returns and doubtful accounts of $8.2 million, deferred tax assets of $6.0 million, stock-based compensation expense of $5.4 million, and loss on disposal of rental equipment and other fixed assets of $0.9 million, partially offset by a gain on sale of former assets of $0.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $23.5 million, of which $35.6 million was due to a net increase in accounts receivable, inventory, and other current assets. These were partially offset by net increases of $7.8 million of accounts payable, $1.9 million of deferred revenue, $1.4 million of warranty reserve, $0.6 million of accrued payroll and a net decrease of $0.5 million of income tax receivable.

Net cash provided by operating activities for the nine months ended September 30, 2015 consisted of our net income of $7.7 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $10.5 million, provision for rental revenue adjustments of $6.4 million, $3.7 million of deferred tax assets, provision for sales returns of $3.5 million, stock-based compensation expense of $2.3 million, provision for doubtful accounts of $1.8 million, loss on disposal of rental units of $0.9 million and provision for inventory losses of $0.1 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $11.3 million, of which $17.2 million was due to a net increase in accounts receivable, inventory and other current assets during this period, partially offset by a net increase of $3.0 million of accounts payable, $1.6 million of deferred revenue and $1.2 million of other liabilities.

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

For the nine months ended September 30, 2016, we had $26.3 million of purchases that we invested in certificates of deposits with maturities greater than three months and less than twelve months that were classified as marketable securities partially offset by $20.8 million in maturities of available-for-sale investments. In addition, we invested $6.2 million in rental assets and other property, equipment, leasehold improvements, and intangible assets partially offset from gross proceeds from the sale of former assets of $0.3 million.

For the nine months ended September 30, 2015, we invested $33.6 million primarily in certificates of deposits with maturities greater than 90 days and less than twelve months that were classified as marketable securities, partially offset by $14.5 million in maturities of available-for-sale investments. In addition, we invested $9.8 million in rental assets and other property, equipment and intangible assets.

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

For the nine months ended September 30, 2016, net cash provided by financing activities consisted primarily of $5.7 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by $0.2 million of payments on our contractual obligation.

For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of $1.7 million from the proceeds of stock options that were exercised and purchases under our employee stock purchase. This was partially offset by $0.2 million of payments on our contractual obligations.

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and Adjusted net income, are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation. Adjusted net income excludes certain tax benefit adjustments.  Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Adjusted net income should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA and Adjusted net income in the same manner as we calculate these measures.

We include EBITDA, Adjusted EBITDA and Adjusted net income in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of stock-based compensation expense. Because EBITDA, Adjusted EBITDA and Adjusted net income facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and Adjusted net income for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and Adjusted net income and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	Adjusted net income does not reflect the tax benefit adjustments recorded based on U.S. GAAP; and
•	other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA and Adjusted net income measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA, Adjusted EBITDA and Adjusted net income, you should be aware that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA, Adjusted EBITDA and Adjusted net income should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and Adjusted net income alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2016	2015	2016	2015
Net income	$3,455	$2,696	$10,962	$7,727
Non-GAAP adjustments:
Interest expense	1	5	6	18
Interest income	(61)	(28)	(126)	(66)
Provision for income taxes	1,994	982	5,929	3,683
Depreciation and amortization	3,416	3,560	10,290	10,468
EBITDA (Non-GAAP)	8,805	7,215	27,061	21,830
Stock-based compensation	1,953	1,016	5,404	2,343
Adjusted EBITDA (Non-GAAP)	$10,758	$8,231	$32,465	$24,173

	Three months ended		Nine months ended
(amounts in thousands)	September 30,		September 30,
Non-GAAP Adjusted net income	2016	2015	2016	2015
Net income	$3,455	$2,696	$10,962	$7,727
Non-GAAP adjustments:
Tax benefit adjustments	—	(556)	—	(556)
Adjusted net income (non-GAAP)	$3,455	$2,140	$10,962	$7,171

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $86.0 million as of September 30, 2016, which consisted of highly-liquid investments with a maturity of three months or less, and $22.3 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of September 30, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

Historically, the majority of our revenue has been denominated in U.S. dollars. In the fourth quarter of 2014, we began invoicing certain European sales in Euros. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2016 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.6 million decline in revenue for the first nine months of 2016.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Inova Labs lawsuit

On November 4, 2011, we filed a lawsuit in the United States District Court for the Central District of California against Inova Labs Inc., or Defendant, for infringement of two of our patents. The case, Inogen Inc. v. Inova Labs Inc., Case No. 8:11-cv-01692-JGB-AN, or the Inova Labs Lawsuit, involves U.S. Patent Nos. 7,841,343, entitled “Systems and Methods For Delivering Therapeutic Gas to Patients,” or the ’343 patent, and 6,605,136 entitled “Pressure Swing Adsorption Process Operation And Optimization,” or the ’136 patent. We alleged in the Inova Labs Lawsuit that certain of Defendant’s oxygen concentrators infringe various claims of the ’343 and ’136 patents. The Inova Labs Lawsuit sought damages, injunctive relief, costs and attorneys’ fees.

The Defendant answered the complaint, denying infringement and asserting various sets of defenses including non-infringement, invalidity and unenforceability, patent misuse, unclean hands, laches and estoppel. The Defendant also filed counterclaims against us alleging patent invalidity, non-infringement and inequitable conduct. We denied the allegations in the Defendant’s counterclaims and filed a motion to dismiss Defendant’s inequitable conduct counterclaim.

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

On February 4, 2016, ResMed Inc. announced the completion of the acquisition of Inova Labs Inc. The parties reached a settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. We recognized a gain of $1.0 million relating to the settlement during the three months ended June 30, 2016 classified within general and administrative expense and the receivable was recorded in prepaid expenses and other current assets as of June 30, 2016. In addition, the settlement included a gain contingency of $0.25 million for future services and licensing fees charged by the Defendant. We received $1.25 million on July 26, 2016 finalizing the payment of this settlement. We recorded a gain of $72 during the three months ended September 30, 2016 classified within general and administrative expense.  The remaining deferred gain contingency of $0.18 million as of September 30, 2016 was recorded within accounts payable and accrued expenses and will be recognized when services are rendered or incurred. The parties are also collaborating on a study of the use of portable oxygen concentrators.

Separation Design Group lawsuit

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

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against Inogen. CAIRE alleges we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. We deny CAIRE’s allegations and plan to vigorously contest CAIRE’s claims. Our response to CAIRE’s complaint is due in early November 2016.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended September 30, 2016 and September 30, 2015, we derived 9.5% and 21.5%, respectively, and for the nine months ended September 30, 2016 and September 30, 2015, we derived 12.4% and 21.1%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 16.0% as of September 30, 2016, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 15.0% as of September 30, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes, among other things, new face-to-face physician encounter requirements for certain durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. As of July 1, 2016, CMS has decreased prices for durable medical equipment in non-competitive bidding areas to match competitive bidding prices.

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

The Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). CMS concurred with the OIG’s recommendations, observing that the President’s fiscal year 2016 budget recommended limiting Medicaid reimbursement of DME to Medicare rates. In December 2015, the Omnibus bill passed that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) beginning January 1, 2019, including for oxygen. CMS also noted that it communicates frequently with states to inform them of available options for their DME purchasing programs, including manufacturer rebates and competitive bidding.

On January 28, 2016, the Department of Health and Human Services (DHHS) published a final rule to implement Medicare’s face-to-face provisions for home health and DME under the Medicaid program, effective July 1, 2016. Medicaid programs are run by state agencies that must coordinate with state legislative bodies, therefore the state agencies have until July 1, 2017 or July 1, 2018 (depending on the timing of their legislative sessions) to allow state agencies to publish compliant initiatives on this rule. The Medicaid definition of medical supplies, equipment and appliances were aligned with the Medicare definitions. In addition, the DHHS is implementing the requirement for a face-to-face visit related to the beneficiary’s primary need for medical equipment within 6 months prior to the start of certain durable medical equipment services, including oxygen. These legislative provisions, when enacted, could have an adverse impact on our business, financial conditions and operating results.

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

As of January 1, 2011, Medicare phased in the competitive bidding program. The competitive bidding program impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for specific product categories within a specified geographic region called competitive bidding areas, or CBAs. Once bids have been placed, an individual company’s bids within a product category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against all bidding suppliers. Medicare determines a “clearing price” out of these weighted-average prices, at which a sufficient number of suppliers have indicated they will support patients in the category. This threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. A competitive bidding contract lasts up to three years, once implemented, after which the contract is subject to a new round of bidding. Discounts off the standard Medicare allowable occur in CBAs where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.

The regions are defined as follows:

Region Name	States Covered
Far West	CA, NV, OR, WA
Great Lakes	IL, IN, MI, OH, WI
Mideast	DC, DE, MD, NJ, NY, PA
New England	CT, MA, NH, RI
Plains	IA, KS, MN, MO, NE
Rocky Mountain	CO, ID, UT
Southeast	AL, AR, FL, GA, KY, LA, NC, SC, TN, VA
Southwest	AZ, NM, OK, TX

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. For frontier and rural states, and frontier and rural zip codes in non-frontier/rural states, the single payment amount will be the national ceiling (110% of the average of the regional prices) to account for higher servicing costs in these areas. For non-contiguous United States areas, single payment amounts will be the higher of the national ceiling, or the average of competitive bidding pricing from these areas, if the areas had been bid through competitive bidding. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population.

A ruling from CMS has outlined the expansion of competitive bidding to certain previously unbid areas by applying regional pricing averages to unbid areas with 110% of regional prices to be paid for defined rural and frontier areas. Medicare was 21.0% of our total revenue in the year ended December 31, 2015, and we estimate that 41% of the Medicare markets will be subject to the reimbursement reduction. We also estimate that on average the rates will be reduced to the average of the regional prices under round one re-compete and round two re-compete. We estimate that less than 10% of our patients would be eligible to receive the 110% of the regional prices for rural and frontier areas based on the geographic locations of our current patient population. CMS has also collected bids and issued (or will issue) contracts for the round two re-compete from July 1, 2016 through December 31, 2018 and the round one re-compete 2017 from January 1, 2017 through December 31, 2018.

With regard to round two re-compete, which began on July 1, 2016, CMS updated the product categories and the competitive bidding areas. Respiratory equipment includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now a separate product category from respiratory equipment. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 CBAs. Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete CBAs have nearly the same zip codes as the round two CBAs; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete. Pricing was announced in March 2016 and impacts both the zip codes covered under round two and also the rates for the non-CBAs effective July 1, 2016.

In round one re-compete 2017, there are 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market will be impacted by these contracts set to begin January 1, 2017 and continue through December 31, 2018. Pricing was announced in September 2016, and impacts both the zip codes covered under round one and also the rates for the non-CBAs effective January 1, 2017. To the extent that we are not successful in future competitive bidding rounds, we may lose access to patients in CBAs in which we are not awarded contracts, which would adversely affect our business, financial condition and results of operation. Moreover, any items and services provided by the Company to Medicare patients that reside in non-CBAs will be affected by the reimbursement reductions aimed at bringing national reimbursement in line with the competitive bidding program single payment amounts.

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was signed into law which requires Medicare suppliers that bid under the DMEPOS competitive bidding program to obtain a $0.05 million to $0.1 million bid surety bond for each CBA. The provision is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment. If the supplier bids at or lower than the median composite bid rate and does not accept a contract offered for a CBA, the bid bond would be forfeited. The Act also codifies that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements. We will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts in future competitive bidding rounds. As of January 1, 2017, there are 13 CBAs under contract in round one re-compete 2017 and 117 CBAs under contract in round two re-compete. CBAs are defined by Medicare and are subject to change at each new bidding period.

On October 28, 2016, CMS released a final rule which will be published in the Federal Register on November 4, 2016. The final rule imposes additional regulations on the competitive bidding process. The final rule requires bidders choosing to participate in the competitive bidding program to obtain a $0.05 million surety bond for each CBA in which they bid. If a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA will be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the final rule, the bid surety bond liability will be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. Currently, there are 130 CBAs, which would mean a bidding supplier could incur a surety bond obligation with forfeiture conditions of up to $6.5 million. The final rule also changes the bid limits for individual items for future rounds of competitive bidding to reflect the 2015 unadjusted fee schedule to avoid a downward trend in bid pricing, to ensure the long-term viability of the competitive bidding program, and to allow suppliers to take into account both decreases and increases in costs in determining their bids. The rule also finalizes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program. Lastly, the final rule sets forth a provision for lead item bidding for certain product categories in future bidding rounds to prevent the creation of price inversions, which occurred in round two of competitive bidding. Lead item bidding means that all HCPCS codes for similar items will be grouped together and priced relative to the bid for the “lead item,” as calculated by CMS.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as frequently subject to unnecessary utilization. The final rule was published on December 30, 2015 and specifies a master list of 135 items that could potentially be subject to PA, including stationary oxygen rentals (E1390). The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”, which has not yet been published in the Federal Register. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future.  CMS has announced that two power mobility codes (HCPCS K0856 and K0861) will be considered for PA as CMS moves forward with the implementation of this final rule. No other codes have been publicly discussed. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has the potential to substantially change healthcare financing by both governmental and private insurers, and significantly impact the U.S. medical device industry. In addition, as discussed above, the Patient Protection and Affordable Care Act also expands round two of the competitive bidding program to a total of 117 CBAs, and in 2016 prices in non-CBAs were adjusted to match competitive bidding prices.

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. Some states have already enacted legislation that would require in-state facilities. Additional states such as Arizona and New York are considering such legislation. Arizona is currently considering HB 2266, which would place additional requirements on durable medical equipment suppliers that service Medicare beneficiaries that reside in Arizona. HB2266 would require any durable medical equipment supplier to have at least one accredited physical facility that is either located in Arizona or is within 100 miles of any Arizona resident who is a Medicare beneficiary being served by the supplier. Further, the location must be staffed for reasonable business hours and maintain inventory at the physical location. New York is considering state assembly Bill A05074 which would require durable medical equipment suppliers enrolled in the Medicare program to have at least one storefront location in New York. We do not have facilities in these states but we do currently service Medicare beneficiaries in both Arizona and New York. As such, if these bills passed as drafted, we would be required to incur costs to comply with these requirements. We are monitoring all state requirements to maintain compliance with state-specific legislation and access to service patients in these states. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business in a particular state, which would adversely impact our business, financial condition and operating results.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.4 million and $1.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3.9 million and $3.0 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, for research and development efforts, we cannot assure that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2016 and September 30, 2015, approximately 13.3% and 28.3%, respectively, and for the nine months ended September 30, 2016 and September 30, 2015, approximately 17.4% and 28.6%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and assemble compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, this insurance is limited and may not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

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

During the nine months ended September 30, 2016 and September 30, 2015, approximately 25.0% and 22.6%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2016, we experienced a net foreign currency gain of $0.1 million and for the year ended December 31, 2015, we experienced a net foreign currency loss of $0.4 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of September 30, 2016, we had an accumulated deficit of $34.1 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of September 30, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $40.8 million in EBITDA for that period. As of September 30, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $155.8 million.

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

Approximately 27.5% and 19.3% of our revenue was from sales outside of the United States for the three months ended September 30, 2016 and September 30, 2015, respectively, and 25.0% and 22.6% for the nine months ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, we sold our products in 44 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of protected health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

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

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue, but could subject the practice to increased scrutiny by the government.

The “Stark Law” prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes durable medical equipment, if the physician or immediate family member of the physician, has an ownership or investment interest in or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

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

On June 30, 2016, the Department of Justice (DOJ) published an interim final rule that would apply an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The new maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after August 1, 2016 and whose violations occurred after November 2, 2015. The DOJ accepted comments on the rule through August 29, 2016.

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

As of September 30, 2016, we sold our products in 44 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of September 30, 2016, we had two pending U.S. patent applications, thirty issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP seeks to recover an unspecified amount of damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us. Additionally, CAIRE recently filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleges that we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. While we have and continue to vigorously contest both SDGIP’s and CAIRE’s claims, we cannot predict the outcome of either lawsuit. Any adverse determination in the SDGIP and CAIRE lawsuits could have a material adverse effect on our business and operating results.

From time to time, we have also commenced litigation to enforce our intellectual property rights. For example, we previously pursued litigation against Inova Labs Inc. (a subsidiary of ResMed Inc.) for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees.  While we resolved our dispute with Inova Labs in June 2016, an adverse decision in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with Inova Labs, SDGIP, and CAIRE, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

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

Infringement and other intellectual property claims and proceedings brought against us, including the SDGIP and CAIRE lawsuits, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer considered an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Based on our non-affiliated market capitalization as of June 30, 2016, we will cease to be an emerging growth company on January 1, 2017.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. Based on our non-affiliated market capitalization as of June 30, 2016, we will cease to be an emerging growth company on January 1, 2017.

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

As of September 30, 2016, one holder of approximately 3.5 million shares, or approximately 17.5%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 30.8% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2016 and September 30, 2015.

Use of Proceeds from Initial Public Offering (IPO) of Common Stock

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1(1)	Private Label Distribution Agreement, effective as of November 12, 2014, between the Company and Applied Home
Healthcare Equipment LLC, as amended

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Executive Officer

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
(2)

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

inogen, inc.

Dated:	November 3, 2016	By:	/s/ Raymond Huggenberger
Raymond Huggenberger
Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2016	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)