Form 10-K
period 2016-12-31
Inogen Inc
filed 2017-02-28
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Select Market, was approximately $816.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, the Registrant had 20,475,130 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Annual Report on Form 10-K will be included to the extent stated herein in an amendment to this Form 10-K or incorporated by reference from the Registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders.

i

INOGEN, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, and future declines in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new products and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and securing contracts with healthcare payors and insurers;
•	our expectation with respect to the European customer support site and Ohio facility that we intend to add in 2017;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations;
•	our expectations regarding the international launch and market acceptance of our Inogen One G4 portable oxygen concentrator;
•

our expectation that our existing capital resources, available borrowings under our revolving line of credit, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months; and

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We also own an application for the mark “Intelligent Delivery Technology” in the United States. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc.

ITEM 1. BUSINESS

General

We were incorporated in Delaware on November 27, 2001. We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2015. We estimate based on 2015 Medicare data that patients using portable oxygen concentrators represent approximately 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay sales into the market. Based on 2015 industry data, we believe we were the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. We believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning we market our products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare businesses.

Since adopting our direct-to-consumer strategy in 2009 following our acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, we have directly sold or rented more than 228,000 of our Inogen oxygen concentrators as of December 31, 2016.

We generated revenue of $202.8 million, $159.0 million and $112.5 million in 2016, 2015 and 2014, respectively, while generating net income of $20.5 million, $11.6 million and $6.8 million in 2016, 2015 and 2014, respectively.

Our market

We believe the current total addressable oxygen therapy market in the United States is approximately $3 billion to $4 billion, based on 2015 Medicare data and our estimate of the ratio of the Medicare market to the total market. As of 2015, we estimate that there are 4.5 million patients worldwide who use oxygen therapy, including 2.5 to 3 million patients in the United States, and more than 60% of oxygen therapy patients in the United States are covered by Medicare. The number of oxygen therapy patients in the United States is projected to grow by approximately 7% to 10% per year between 2016 and 2021, which we believe is the result of earlier diagnosis of chronic respiratory conditions, demographic trends and longer durations of long-term oxygen therapy.

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

According to our analysis of 2015 Medicare data, approximately two-thirds of U.S. oxygen users require ambulatory oxygen and the remaining one-third are considered stationary, and either require oxygen twenty-four hours a day, seven days a week, or 24/7, but are not ambulatory, or do not require oxygen 24/7 and only need nocturnal oxygen. Clinical data has shown that ambulatory patients that use oxygen 24/7 regardless of whether such patients rely on portable oxygen concentrators or the delivery model, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 patients. The cost of one year of oxygen therapy is less than the cost of one day in the hospital. Of the ambulatory patients, we estimate based on 2015 Medicare data that greater than 70% rely upon the delivery model, which has the following disadvantages:

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

Portable oxygen concentrators were developed in response to many of the limitations associated with traditional oxygen therapy. Portable oxygen concentrators are designed to offer a self-replenishing, unlimited supply of oxygen that is concentrated from the surrounding air and to operate without the need for oxygen tanks or regular oxygen deliveries, enhancing patient freedom and independence. Additionally, because portable oxygen concentrators do not require the physical infrastructure and service intensity of the delivery model, we believe portable oxygen concentrators can provide long-term oxygen therapy with a lower cost structure. Despite the ability of portable oxygen concentrators to address many of the shortcomings of traditional oxygen therapy, we estimate based on 2015 Medicare data that the amount spent by patients or their insurance providers on portable oxygen concentrators represents approximately 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay sales into the market. We believe the following have hindered the market acceptance of portable oxygen concentrators:

•

to obtain portable oxygen concentrators, patients are dependent on home medical equipment providers, which have made significant investments in the physical distribution infrastructure to support the delivery model and which we believe are therefore disincentivized to encourage adoption of portable oxygen concentrators;

•	lack of patient and physician awareness of the existence and benefits of portable oxygen concentrators as an oxygen solution instead of the traditional delivery model;
•	constrained manufacturing costs of conventional portable oxygen concentrators, driven by home medical equipment provider preference for products that have lower upfront equipment cost; and
•	limitations of conventional portable oxygen concentrators, including bulkiness, poor reliability and lack of suitability beyond intermittent or travel use.

Our solution

Our Inogen One systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe improves quality-of-life, fosters mobility and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We believe our direct-to-consumer strategy increases our ability to effectively develop, design and market our Inogen One solutions, as it allows us to:

•

drive patient awareness of our portable oxygen concentrators through direct marketing, thereby fueling our direct-to-consumer sales channel and creating pull through for our business-to-business channel. Other manufacturers solely rely upon selling to homecare businesses, many of whom are incentivized to continue to service oxygen patients through the delivery model;

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

We believe the combination of our direct-to-consumer strategy with our singular focus on designing and developing oxygen concentrator technology has created the best-in-class portfolio of portable oxygen concentrators. Our three current portable product offerings, the Inogen One G4®, Inogen One G3® and Inogen One G2®, at approximately 2.8, 4.8 and 7.0 pounds with a single battery, respectively, are among the lightest portable oxygen concentrators on the market and offer among the highest oxygen flow capacity per pound. We believe our Inogen One solutions offer the following benefits:

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

•

Reliability. We have prioritized product performance and reliability in each of our design projects and continuous improvement efforts. For example, beginning with the Inogen One G2, we have designed and manufactured our own compressors to ensure long life and high reliability. We have also continually improved compressor component designs and manufacturing processes throughout the product life cycle to capitalize on our integrated design and manufacturing team approach. Reliability is not only critical to patient satisfaction, but also to our cost management initiative, as our minimal physical infrastructure makes product exchanges more costly to us than providers with greater local physical infrastructure.

•

Effective for nocturnal use. Our Intelligent Delivery Technology enables our portable oxygen concentrators to provide consistent levels of oxygen during sleep despite decreased respiratory rates. As a result, patients can rely on our Inogen One portable oxygen concentrators overnight while sleeping.

•

Unparalleled flow capacity. Our 2.8 pound Inogen One G4 has higher flow capacity than other sub-3 pound portable oxygen concentrators, our Inogen One G3 has higher flow capacity than other sub-5 pound portable oxygen concentrators, and our 7.0 pound Inogen One G2 has higher flow capacity than other sub-10 pound portable oxygen concentrators.

•	User friendly features. Our systems are designed with multiple user friendly features, including long battery life and low noise levels in their respective weight categories.

Our Inogen One systems and Inogen At Home® system

We market our current portable product offerings, the Inogen One G4, the Inogen One G3 and the Inogen One G2, as single solutions for oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator. We believe the technology in our Inogen One systems is effective for nocturnal use. Our Inogen One G4, Inogen One G3 and Inogen One G2 are sub-3, sub-5 and sub-10 pound portable oxygen concentrators, respectively, that can operate reliably and cost-effectively over the long period of time needed to service oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. The following table summarizes our key product features:

Key Product Specifications
	Inogen One G4	Inogen One G3	Inogen One G2
Capacity (ml/min)	630	1,050	1,260
Weight (lbs)	2.8 (single battery)	4.8 (single battery)	7.0 (single battery)
	3.3 (double battery)	5.8 (double battery)	8.4 (double battery)
Battery run-time	Up to 2.6 hours (single battery)	Up to 4.7 hours (single battery)	Up to 5.0 hours (single battery)
	Up to 5 hours (double battery)	Up to 10 hours (double battery)	Up to 10.0 hours (double battery)
Technology effective for
overnight use	Yes	Yes	Yes
Sound	40 dBA	39 dBA	≤ 38 dBA

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

The Inogen One G4, our latest portable oxygen concentrator released to market in May 2016, is among the lightest products on the market and has higher oxygen production capabilities than the other sub-3 pound portable oxygen concentrators on the market. We believe the performance parameters around the Inogen One G4, Inogen One G3 and Inogen One G2 allow us to serve approximately 95% of the ambulatory oxygen patients and enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory oxygen patient market and serves as a backup to our Inogen One system for ambulatory patients on our rental service.  At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients, as well as reduce manufacturing and distribution complexities.  While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home represents a compelling solution for stationary oxygen therapy patients that do not require a portable solution, which are estimated to represent approximately one-third of total oxygen patients in the United States.

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

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers, through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside-sales staff, and a physician referral model. Of the $152.7 million of our 2016 revenue derived from the United States, approximately 22.7% represented direct-to-consumer rentals, 40.2%

represented cash-pay sales to consumers and 37.1% represented sales to third-party home medical equipment providers, distributors (including our private label partner), and resellers.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors. As of December 31, 2016 we employed a marketing team of 5 people, an in-house sales team of 192 people (including 177 inside sales representatives), and a field-based sales team of 20 people (including 18 physician sales representatives).

Patients who choose to use their Medicare or private insurance benefits typically rent our systems. Those who purchase our product outright are typically not eligible to use their insurance benefits due to their capped rental status, or choose to purchase because the patient prefers to own the equipment, or the patient has an upcoming trip where they have an immediate need for our product that cannot be processed in time by their primary insurance carrier. Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 49 states in which we serve patients.

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

We engage in a number of other initiatives to increase awareness, demand, and orders for Inogen One systems and Inogen At Home systems. These include attendance at oxygen therapy support groups, guest speaking arrangements at trade shows, and product demonstrations, as requested. Additionally, we are targeting private payors to become an in-network provider of oxygen therapy solutions, which we expect will reduce patient co-insurance amounts associated with using our solution. We believe this will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

To supplement the direct-to-consumer marketing model, we are also utilizing a physician referral model as a complementary sales method. Under this model, our field sales representatives work with physicians in the representative’s territory to help physicians understand our products and the value these products provide for patients. We believe that by educating physicians on our products, we can cost-effectively supplement our direct-to-consumer sales and rentals and capture a greater number of patients earlier in the course of their oxygen therapy.

Our direct-to-consumer marketing strategies also create demand for our products among other homecare equipment providers and business partners.  In addition to generating consumer demand, we believe our products can create value for our business partners by either creating a retail sale opportunity for them or by reducing the need for costly home deliveries associated with oxygen tanks.

In the United States and in Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa, we sell to resellers and traditional homecare providers that choose to resell our products to oxygen therapy patients.  These customers market the benefits of our products to oxygen therapy patients through consumer advertising and/or retail locations or to physicians through field based sales representatives.  We believe that in addition to the marketing efforts employed by our business customers, our own direct-to-consumer marketing efforts in the United States result in patient interest that our business customers field.

We also sell to traditional homecare providers that offer our products to patients through insurance.  Homecare providers that employ the standard delivery model with oxygen tanks need to replace the oxygen tanks on a regular basis by picking up the empty oxygen tanks and delivering full oxygen tanks for the patient.  The delivery model has historically necessitated that a homecare provider have a facility near the oxygen patients that it serves and that the provider has invested in personnel, trucks, etc. to facilitate routine deliveries.  The cost to deliver the oxygen tanks to patients is significant for many providers in the standard delivery model.  Homecare providers that have adopted Inogen products have been able to reduce the costly deliveries associated with oxygen tanks since our products generate their own oxygen and don’t need to be refilled.  Our business-to-business sales and marketing strategy for these customers is to raise awareness of our solutions and educate homecare providers on how our products may be able to reduce their total cost of ownership of servicing oxygen patients.  As a homecare provider ourselves, we are able to help our business customers adopt a non-delivery oxygen therapy model utilizing patient preferred portable oxygen concentrators.  We also private label our product with a business partner that sells to traditional homecare providers.  Our private label partner employs field sales representatives that call on homecare providers to showcase the benefits of our products.  Our private label partner also sells to homecare providers that resell the product or who offer the product to patients through insurance.

Concentration of Customers

We sell our products to home medical equipment providers in the United States and in foreign countries on a credit basis. Applied Home Healthcare Equipment, our private label distribution partner, represented more than 10% of our total revenue for 2016, and no single customer represented more than 10% of our total revenue for 2015 or 2014.

We also rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 72.6%, 73.7% and 75.6% of rental revenue in 2016, 2015 and 2014, respectively, and based on total revenue were 12.4%, 21.0% and 26.5% for 2016, 2015 and 2014, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $7.2 million or 23.4% of total net accounts receivable as of December 31, 2016 and $7.4 million or 37.4% of total accounts receivable as of December 31, 2015.

International

Approximately 24.7% of our sales were from outside the United States in 2016. We sell through distributors, resellers, and home medical equipment providers in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We sell our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or “house” accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2016, we had 8 people who focused on selling our products and providing service and support to distributors and “house” accounts worldwide and one employee based in Europe. No single international customer represented more than 10% of our total revenue in 2016, 2015 or 2014.

International sales revenue grew to $50.1 million in 2016 from $35.3 million in 2015. We estimate there are approximately 2 million long-term oxygen therapy patients outside of the United States. We believe that the international market is attractive for the following reasons:

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

We will continue to focus on building out our international sales efforts. In 2017, we intend to add a European customer support site. The new site is expected to offer multi-lingual customer service, repair services, and basic distribution, with the goal of improving our European customer support at lower cost.

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

We believe it is important to provide patients with the highest quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2016, we had a dedicated customer service team of 28 people who were trained on our products, a clinical support team of 24 people who were licensed nurses or respiratory therapists, and a dedicated billing services team of 80 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our customer service representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the customer service representative deems appropriate. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products. We believe our focus on providing the highest level of customer service has helped drive our sustained patient satisfaction rating of approximately 94%.

Third-party reimbursement

Medicare or private insurance rentals represented approximately 17.1% of our total revenue in 2016, down significantly from 28.5% of our total revenue in 2015. In cases where we rent our oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and sales administration are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient. As of December 31, 2016, our direct-to-consumer inside sales team consisted of 192 people (including 177 inside sales representatives).

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients, for our rental revenue. For the year ended December 31, 2016, approximately 72.6% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were subject to additional cuts effective July 1, 2016 and January 1, 2017, in accordance with the competitive bidding program (discussed below). All monthly fee rates listed in this section include portions paid by CMS, private payors, Medicaid, and patients under their specific plan policies including co-insurance and deductible obligations.

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

In the CBAs covered under round two re-compete of the competitive bidding program, which began July 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.00 to $89.86 per month (average of $76.84 per month) and the OGPE rentals (E1392) ranges from $33.97 to $42.00 per month (average of $37.90 per month). In the CBAs covered under round one re-compete 2017 of the competitive bidding program, which began January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.04 to $90.01 per month (average of $77.97 per month) and the OGPE rentals (E1392) ranges from $35.11 to $37.15 per month (average of $36.06 per month).

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016. The additional payments due under the Cures Act are expected to be processed in the second and third quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas, which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

The competitive bidding regions are defined as follows:

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

CMS has also re-bid for competitive bidding round two re-compete, which is associated with approximately 50% of the Medicare market, with contracts which began on July 1, 2016 and will continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas in the round two re-compete contracts. Respiratory equipment now includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete.

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

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas (MSAs), the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. We believe that more than 75% of existing oxygen suppliers were eliminated as Medicare suppliers in round one of competitive bidding, which was implemented January 1, 2011 in 9 MSAs. Round two of competitive bidding was implemented July 1, 2013 in 91 MSAs and we believe the impact on the number of Medicare oxygen suppliers was similar to round one. We believe that approximately 59% of the Medicare market was covered by round one and round two of competitive bidding.

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

Moreover, we cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

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

After round one re-compete 2017 of competitive bidding, we have been excluded from the Chester-Lancaster and York Counties-SC CBA, which we previously won under round one re-compete. We also have been excluded from the Miami-Fort Lauderdale-West Palm Beach-FL and Orlando-Kissimmee-Sanford-FL CBAs. We have access to 10 of the 13 CBAs in which we bid for the respiratory product category: Charlotte-Concord-Gastonia-NC, Cincinnati-OH, Cleveland-Elyria-OH, Covington-Florence-Newport-KY, Dallas-Fort Worth-Arlington-TX, Dearborn-Franklin-Ohio, and Union Counties-IN, Kansas City-MO, Kansas City-Overland Park-Ottawa-KS, Pittsburgh-PA, and Riverside-San Bernardino-Ontario-CA. We have access to ten CBAs of the thirteen regions subject to competitive bidding round one re-compete 2017 for the respiratory product category.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 12.6% of our total revenue in the year ended December 31, 2016. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), direct sales to former Medicare patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $1.8 million and $2.2 million in the years ended December 31, 2016 and 2015, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2016 and December 31, 2015.

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

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-CBAs were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (Adjustment) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services provided in areas not subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment (OGPE). Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the Adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas is set based on regional averages of the competitive bidding prices as described previously and no fees are based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U. However, as of January 1, 2017 the Medicare reimbursement rates in the non-CBAs were adjusted to ensure budget neutrality based on the increased usage of the OGPE class that led to lower rates in these areas.

In addition, before leaving office, President Obama’s proposed federal budget for fiscal year 2017 included multiple provisions that could impact us if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. Our patient population may materially differ from the Medicare population, which could lead to either more or less revenue if this budget is enacted. In addition, this change would likely also impact the number of patients interested in a cash purchase and could shift patients from out-of-pocket purchases toward renting units instead. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increasing minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency. The Further Continuing and Security Assistance Appropriations Act 2017 extended funding through April 28, 2017 since the 2017 federal budget resolution has not been approved.

On November 4, 2016, CMS published a final rule in the Federal Register imposing additional regulations on the competitive bidding process. The final rule requires bidders choosing to participate in the competitive bidding program to obtain a $0.05 million surety bond for each CBA in which they bid. If a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA will be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the final rule, the bid surety bond liability will be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. Currently, there are 130 CBAs, which would mean a bidding supplier could incur a surety bond obligation with forfeiture conditions of up to $6.5 million. The final rule also changes the bid limits for individual items for future rounds of competitive bidding to reflect the 2015 unadjusted fee schedule to avoid a downward trend in bid pricing, to ensure the long-term viability of the competitive bidding program, and to allow suppliers to take into account both decreases and increases in costs in determining their bids. The rule also finalizes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program. Lastly, the final rule sets forth a provision for lead item bidding for certain product categories in future bidding rounds to prevent the creation of price inversions, which occurred in round two of competitive bidding. Lead item bidding means that all HCPCS codes for similar items will be grouped together and priced relative to the bid for the “lead item,” as calculated by CMS. For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of December 31, 2016, we had 90 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2017 federal budget or future federal budgets, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost by 56% from 2009 to 2016. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited four times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices. We have completed three surveillance audits and two recertification audits by our notified body over the same period and identified four minor non-conformances, all of which were addressed. Our Inogen One systems and Inogen At Home system have received pre-market clearance under Section 510(k) of the FDCA. The modifications made to our Inogen One G2, Inogen One G3, and Inogen One G4 systems represent non-significant modifications to the original Inogen One system, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance.

As of December 31, 2016, we had 166 employees in operations, manufacturing, quality assurance and repair.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. As of December 31, 2016, our research and development staff included 23 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensors and manufacturing technologies. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators. Over the last three fiscal years, Inogen has invested over $12.3 million in research and development ($5.1, $4.2 and $3.0 million for the years ended 2016, 2015 and 2014, respectively) to launch our Inogen One G4, upgrade our Inogen One G3, and introduce our first generation stationary oxygen concentrator to market. We have leveraged our thirty issued U.S. patents and one Canadian patent while also reducing the product manufacturing costs 56% from 2009 to 2016.

Utilizing lean product development methodologies, we have released five products since 2004, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, our Inogen One G3 in September 2012, our Inogen At Home system in October 2014, and our Inogen One G4 in May 2016. Our dedication to continuous improvement has also resulted in five mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for our products.

We continue to focus our efforts on design and functionality improvements that enhance patient quality of life and reduce service costs.

Competition

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, and Gas Control Equipment. Given the relatively low barriers to entry in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price. We believe that we compete favorably with respect to these factors, due to our manufacturing competitors’ complete reliance on home medical equipment distribution, which compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. For our two largest medical device competitors, the entire oxygen business for each, including stationary and transfilling concentrators, represents less than 15% percent of their billion-dollar plus homecare businesses in 2015.

Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., and Rotech Healthcare, Inc. have been among the market leaders in providing oxygen therapy in the United States for many years, while the remaining U.S. oxygen therapy market is serviced by local or regional providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process, or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors. We believe that the investment made by oxygen therapy providers in the physical distribution required for oxygen delivery limits their ability to easily switch their business model and employ a solution directly competitive to Inogen.

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
•

additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts, longer warranties, financing or extended terms, or other incentives to gain a competitive advantage;

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

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. The performance goal for FDA to make a decision is within 90 FDA Days (calculated as the number of calendar days between the date the 510(k) was received and date of a decision, excluding the days the submission was on hold for an Additional Information request). As a practical matter, clearance often takes significantly longer. The FDA must “accept” the submission and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G2, Inogen One G3, and Inogen One G4 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited four times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices. We have completed three surveillance audits and two recertification audits by our notified body over the same period and identified four minor non-conformances, all of which were addressed.

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

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2018. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be non-compliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we are registered with Medicare to do business.  Loss or reprimand of our Medicare enrollment may also affect any Medicare Competitive Bidding Program Contracts we currently possess.  In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all such state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state.

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

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” or whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties include fines ranging from $0.011 to $0.022 million for each false claim, plus three times the amount of damages that the federal government sustained because of the act. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in non-compliance, we could be subject to civil monetary penalties of up to $15,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Medicare, Medicaid and other governmental programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed new reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Failure to submit required information may result in civil monetary penalties of up to an aggregate of $0.15 million per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.  Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability.

The current presidential administration and Congress are expected to attempt broad sweeping changes to the current health care laws.  The impact of those changes on us and potential effect on the durable medical equipment industry as a whole is currently unknown.  But, any changes to the Patient Protection and Affordable Care Act are likely to have an impact, and may have a material adverse effect on our results or operations.

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

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13485 certification is a voluntary standard. Quality systems that implement relevant harmonized standards establish the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007. Revisions are currently underway to Europe’s Medical Device Directive, to be replaced by the Medical

Device Regulation, with final form adoption expected in 2017 and it becoming effective three years after adoption. Additionally, a new version of ISO 13485 was recently published, beginning a transition period for updating certificates until March 2019.

Before we can sell our devices in Canada we must submit a license application and obtain clearance, implement and comply with ISO Standard 13485, and undergo an audit by a registrar accredited by Health Canada. On January 25, 2006, we received our Medical Device License in Canada. Health Canada intends to implement the Medical Device Single Audit Program (MDSAP) as the sole mechanism for manufacturers to demonstrate compliance with the quality management system requirements of the Medical Devices Regulations. MDSAP will replace the current Canadian Medical Devices Conformity Assessment System (CMDCAS) program. As of January 1, 2019, only MDSAP certificates will be accepted. In Australia, we must appoint an agent sponsor who will interact on our behalf with the Therapeutics Goods Administration (TGA). We must also prepare a technical file and declaration of conformity to essential requirements under Australian law, provide evidence of CE Marking of the device and submit this information via our agent sponsor to the TGA in a Medical Device Application. On June 4, 2007, we received our Certificate for Inclusion of a Medical Device in Australia.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One or Inogen At Home systems or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2016, we had thirty issued U.S. patents, one issued Canadian patent and two additional pending U.S. patent applications relating to design and construction of our oxygen concentrators. We anticipate it could take several years for the most recent of these U.S. patent applications to result in issued patents, if successful.

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

Trademarks

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We also own an application for the mark “Intelligent Delivery Technology” in the United States. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of December 31, 2016, we had 602 full and part-time employees, representing 277 in sales, marketing, clinical and client services, 166 in operations, manufacturing, quality assurance and repair, 136 in general administration and 23 in research and development. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are good.

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

Backlog

We run our operations on a just-in-time basis.  We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business.

Geographic information

During the years ended 2016, 2015 and 2014, all of our long-lived assets were located within the United States. Approximately 24.7% of our 2016 revenue, 22.2% of our 2015 revenue, and 21.7% of our 2014 revenue came from international markets. See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonality. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months and lower revenue in the low travel and colder weather months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. For the years ended December 31, 2016, 2015 and 2014, the second quarter accounted for 27.1%, 28.5% and 28.0%, respectively, and the third quarter accounted for 28.1%, 25.7% and 26.6%, respectively, of our total sales revenue.

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

Executive Officers of the Registrant

The following table identifies certain information about our executive officers as of February 21, 2017.

Name	Age	Position
Raymond Huggenberger	58	Chief Executive Officer and Director
Scott Wilkinson	52	President, Chief Operating Officer, and Director
Alison Bauerlein	35	Executive Vice President, Finance and Chief Financial
		Officer, Corporate Secretary and Corporate Treasurer
Matthew Scribner	49	Executive Vice President, Operations
Brenton Taylor	35	Executive Vice President, Engineering
Byron Myers	37	Executive Vice President, Sales and Marketing

Raymond Huggenberger has served as our Chief Executive Officer and as a Member of the Board of Directors of Inogen since 2008.  Previously, Mr. Huggenberger also served as our President from 2008 until January 1, 2016. Mr. Huggenberger is retiring from his position as Chief Executive Officer, effective March 1, 2017, but will continue in his role as a director following his retirement as Chief Executive Officer. Prior to joining our company, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, including: Vice President of Marketing for Sunrise’s German subsidiary from 1994 to 1996, President of Sunrise’s German division from 1998 until 2000, President of the European Operating Group from 2000 to 2002, President and Chief Operating Officer from 2002 until 2004, and President of European Operations 2006 to 2007.  Mr. Huggenberger also held a consultant position with McDermott and Bull Inc., an executive search firm, from 2005 to 2006 and the position of Managing Director in the healthcare division of TA Triumph Adler AG, a document process management firm, from 1996 to 1998.  Mr. Huggenberger currently serves on the Board of Directors of Wellfount Corporation, a pharmacy services company, and previously served on the Board of Directors of IYIA Technologies, a healthcare company.  Mr. Huggenberger graduated from AKAD University in Rendsburg, Germany in Economics and completed the Advanced Marketing Strategies Program at INSEAD, Fontainebleau, France.  The Board of Directors believes that he is qualified to serve as a Director of Inogen because of his deep understanding of our business, operations and strategy.

Scott Wilkinson has served as our President and Chief Operating Officer since January 1, 2016 and a director since January 1, 2017. Mr. Wilkinson has been appointed to serve as President and Chief Executive Officer (“CEO”) of the Company, effective March 1, 2017. Previously, Mr. Wilkinson served as our Executive Vice President, Sales and Marketing from 2008 through December 31, 2015, and in this role oversaw Inogen’s global operations in sales, marketing, customer service, product management, medical billing, and clinical services.  Prior to that, Mr. Wilkinson served as our Director of Product Management from 2005 to 2006 and Vice President, Product Management from 2006 to 2008.  From 2000 to 2005, Mr. Wilkinson worked for Invacare Corporation, a designer and manufacturer of oxygen products, as a Group Product Manager and helped launch their $100 million oxygen product line segment.  From 1999 to 2000, Mr. Wilkinson served as a Product Line Director with Johnson & Johnson, a healthcare company.  From 1988 to 1999, Mr. Wilkinson worked as a Research Scientist, Product Manager, and Project Leader at Kimberly Clark, a consumer products company.  Mr. Wilkinson received a Bachelor’s degree in Chemical Engineering from the University of Akron and an MBA from University of Wisconsin, Oshkosh.  The Board of Directors believes that Mr. Wilkinson’s considerable knowledge and understanding of our business together with his extensive industry experience qualifies him to serve on the Board.

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

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014.  Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008.  Mr. Taylor is listed as an inventor on 25 of the Company’s issued U.S. patents related to portable oxygen concentrator development.  Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

Byron Myers is a co-founder of Inogen and has served as our Executive Vice President, Sales and Marketing since January 1, 2017. Previously, Mr. Myers served as our Vice President, Marketing from 2011 to 2016. In his current role, Mr. Myers leads Inogen’s Global Sales, Marketing and Product Management Operations. Prior to serving in this position, Mr. Myers held various roles with our company, including: Product Manager from 2002 to 2006, Director of Marketing from 2006 to 2007 and 2008 to 2011, International Product Manager during 2007, and Director of International Product Management from 2007 to 2008. Mr. Myers received a Bachelor’s degree in Economics/Mathematics from the University of California, Santa Barbara and an MBA from the Rady School of Management at the University of California, San Diego.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the years ended December 31, 2016, 2015, and 2014, we derived 12.4%, 21.0%, and 26.5%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and the Cures Act contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.1% as of December 31, 2016, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 14.1% as of December 31, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Cures Act was passed in December 2016 which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas which is expected to be conducted in 2017.

These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results. In addition, before leaving office, President Obama’s proposed federal budget for fiscal year 2017 included multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue per patient on service if this is enacted. For example, the Company’s patient population is more heavily weighted towards ambulatory patients versus stationary/nocturnal patients seen in the overall Medicare market. In addition, this would likely also impact the number of patients interested in a cash purchase and could increase rental patients and decrease out-of-pocket purchases. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency. The Further Continuing and Security Assistance Appropriations Act 2017 extended funding through April 28, 2017 since the 2017 federal budget resolution has not been approved.

The Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). In December 2015, the Omnibus bill passed that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) beginning January 1, 2019, including for oxygen. The Cures Act accelerated the timing of this implementation to be effective beginning January 1, 2018.

On January 28, 2016, the Department of Health and Human Services (DHHS) published a final rule to implement Medicare’s face-to-face provisions for home health and DME under the Medicaid program, effective July 1, 2016. Medicaid programs are run by state agencies that must coordinate with state legislative bodies, therefore the state agencies have until July 1, 2017 or July 1, 2018 (depending on the timing of their legislative sessions) to allow state agencies to publish compliant initiatives on this rule. All states except Montana, Nevada, North Dakota, and Texas are expected to initiate this requirement effective July 1, 2017. The Medicaid definition of medical supplies, equipment and appliances were aligned with the Medicare definitions. In addition, the DHHS is implementing the requirement for a face-to-face visit related to the beneficiary’s primary need for medical equipment within 6 months prior to the start of certain durable medical equipment services, including oxygen. These legislative provisions, when enacted, could have an adverse impact on our business, financial conditions and operating results.

On January 17, 2017, the U.S. Department of Health and Human Services published a final rule to be effective March 20, 2017 to address the appeals backlog that includes allowing certain decisions to be made by the Medicare Appeals Council to set precedent for lower levels of appeal, expansion of the pool of available adjudicators, and increasing decision-making consistency among the levels of appeal. In addition, it included provisions to improve the efficiency by streamlining the appeals process, allow attorneys to handle some procedural matters at the administrative law judge level, and proposed funding increases and legislative actions outlined in the federal budget for 2017. They estimate this could eliminate the backlog in appeals by 2021. However, if this plan is not effective, the appeals backlog could increase, which could increase our collection times and decrease our cash flow, increase billing administrative costs, and/or increase the provision for rental revenue adjustments, which would adversely affect our business financial condition and results of operations.

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

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016. The additional payments due under the Cures Act are expected to be processed in the second and third quarter of 2017. Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

The competitive bidding regions are defined as follows:

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

On November 4, 2016, CMS published a final rule in the Federal Register imposing additional regulations on the competitive bidding process. The final rule requires bidders choosing to participate in the competitive bidding program to obtain a $0.05 million surety bond for each CBA in which they bid. If a bidder does not accept a contract offer when its composite bid is at or below the median composite bid rate for suppliers used in the calculation of the single payment amount, the bid surety bond for the applicable CBA will be forfeited to CMS. In instances where the bidder does not meet the forfeiture conditions specified in the final rule, the bid surety bond liability will be returned to the bidder within 90 days of the public announcement of the contract suppliers for the CBA. Currently, there are 130 CBAs, which would mean a bidding supplier could incur a surety bond obligation with forfeiture conditions of up to $6.5 million. The final rule also changes the bid limits for individual items for future rounds of competitive bidding to reflect the 2015 unadjusted fee schedule to avoid a downward trend in bid pricing, to ensure the long-term viability of the competitive bidding program, and to allow suppliers to take into account both decreases and increases in costs in determining their bids. The rule also finalizes an appeals process for all breach of contract actions that CMS may take under the competitive bidding program. Lastly, the final rule sets forth a provision for lead item bidding for certain product categories in future bidding rounds to prevent the creation of price inversions, which occurred in round two of competitive bidding. Lead item bidding means that all HCPCS codes for similar items will be grouped together and priced relative to the bid for the “lead item,” as calculated by CMS.

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

The oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen.

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

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
•

additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts, longer warranties, financing or extended terms, other incentives to gain a competitive advantage;

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

The current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws.  We face uncertainties that might result from modification or repeal of any of the provisions of the Patient Protection and Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the durable medical equipment industry as a whole is currently unknown.  But, any changes to the Patient Protection and Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $5.1 million, $4.2 million and $3.0 million for the years ended December 31, 2016, 2015, and 2014, respectively, for research and development efforts, we cannot assure that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2016, 2015 and 2014, approximately 17.1%, 28.5% and 35.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home system. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a loss or required change in supplier; however, there may be delays and additional costs associated with switching to alternative suppliers if our primary source is terminated without notice. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals, and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen One systems and Inogen At Home systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen One systems and Inogen At Home systems and, potentially, require additional Food and Drug Administration (FDA) clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and assemble compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, this insurance is limited and may not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

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

We make sales to certain HME providers, distributors, private label partners and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely impact our business, financial condition, and operating results.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2016, 2015 and 2014, approximately 24.7%, 22.2% and 21.7%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws, and anti-competition regulations;
•	export or import restrictions;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers; and
•	difficulties protecting or procuring intellectual property rights.

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the years ended December 31, 2016, 2015 and 2014, we experienced a net foreign currency loss of $0.3 million, $0.4 million, and $0.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K.  Additional information on our hedging arrangements is also contained in Note 9 to the notes to the financial statements in this report.

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

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our Inogen One systems contain lithium ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal and we may not be able to obtain liability or product insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and operating results may be adversely affected.

We may also be subject to other types of claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims, patent defense and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely impact our business, financial condition, and operating results.

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

We rely on information technology networks and systems to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, security breaches, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer unauthorized access, severe damage, disruption or shutdown, and our business continuity do not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and our business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information (including patient-identifiable health information), and data loss and corruption. There is no assurance that we will not experience service interruptions, security breaches, cyber-attacks, or other information technology failures in the future.

We incurred significant losses from inception until we achieved profitability in fiscal year 2012.

We incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of December 31, 2016, we had an accumulated deficit of $12.4 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months and lower revenue in the low travel and colder weather months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.  If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $43.6 million in EBITDA for that period. As of December 31, 2016, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $181.8 million.

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

We are subject to burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. We could experience a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, which could cause substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

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

Approximately 24.7% of our revenue was from sales outside of the United States for the year ended December 31, 2016, 22.2% for the year ended December 31, 2015, and 21.7% for the year ended December 31, 2014. As of December 31, 2016, we sold our products in 45 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

On February 3, 2017, the Department of Justice (DOJ) published an interim final rule that would apply an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The new maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after February 3, 2017 and whose violations occurred after November 2, 2015.

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

As of December 31, 2016, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

Our commercial success depends, in part, on obtaining, defending, and maintaining patent and other intellectual property protection for the technologies used in our products. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Furthermore, we might in the future opt to license intellectual property from other parties. If we, or the other parties from whom we would license intellectual property, fail to obtain, defend, and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not:

•	prevent our competitors from duplicating our products;
•	prevent our competitors from gaining access to our proprietary information and technology
•	prevent our competitors or other parties from suing us for alleged infringement; or
•	permit us to gain or maintain a competitive advantage.

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

As of December 31, 2016, we had two pending U.S. patent applications, thirty issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

Our products could infringe or appear to infringe the intellectual property rights of others, which may lead to patent and other intellectual property litigation that could itself be costly, could result in the payment of substantial damages or royalties, prevent us from using technology that is essential to our products, and/or force us to discontinue selling our products.

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on

October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us. Additionally, CAIRE recently filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleges that we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. While we have and continue to vigorously contest both SDGIP’s and CAIRE’s claims, we cannot predict the outcome of either lawsuit. An adverse determination or protracted defense costs in the SDGIP and CAIRE lawsuits could have a material adverse effect on our business and operating results.

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

We cannot provide assurance that our products or methods do not infringe or appear to infringe the patents or other intellectual property rights of third parties and if our business is successful, the possibility may increase that others will assert infringement claims against us whether valid or frivolous.

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appear to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some companies opt not to publish their patent applications, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

Infringement and other intellectual property claims and proceedings brought against us, including the SDGIP and CAIRE lawsuits, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenue;
•	pay damages for past use of the asserted intellectual property, which may be substantial;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable royalty terms, if at all, and which could reduce profitability; and
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We also own an application for the mark “Intelligent Delivery Technology” in the United States. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of other companies.

Some of our employees were previously employed at other medical device companies focused on the development of oxygen therapy products, including our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

Risks related to being a public company

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, especially now that we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules enforced by the Public Companies Oversight Board (PCAOB) subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $1.5 million and $3.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and public accounting firms are subject to PCAOB compliance audits. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have previously qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and have thus availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting under Section 404(b). However, we no longer qualify as an emerging growth company, and this exemption is no longer available to us. Our independent registered public accounting firm is therefore required to undertake an assessment of our internal control over financial reporting beginning with this Annual Report on Form 10-K and the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design, operation or documentation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Additionally, beginning with this Annual Report on Form 10-K, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

We have reported material weaknesses in our internal control over financial reporting in the past. For example, as we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, we identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. We commenced measures to remediate this material weakness during the first quarter of 2015, and remediation was completed as of December 31, 2015.

Although prior material weaknesses have been remediated, we cannot assure you that our internal controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.

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

As of December 31, 2016, one holder of approximately 3.5 million shares, or approximately 17.4%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of December 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 38.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in October 2020, approximately 31,000 square feet of office space in Richardson, Texas under a lease that expires in December 2019, and approximately 37,000 square feet of manufacturing and repair space in Richardson, Texas under a lease that expires in January 2022. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; and Middleburg Heights, Ohio under leases expiring in August 2018, June 2018, November 2017 and August 2018, respectively. We also own land and office space in Manitowoc, Wisconsin. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, additional space will be available on commercially reasonable terms. We also intend to add new facilities in Ohio and Europe in 2017.  We expect to incur additional expenses in connection with such new facilities.

ITEM 3. LEGAL PROCEEDINGS

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

The Defendant filed requests with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Inova Labs Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Inova Labs Lawsuit pending outcome of the reexamination and also granted our motion to dismiss the Defendant’s inequitable conduct counterclaim. The U.S. Patent and Trademark Office issued an inter partes Reexamination Certificate for the ‘343 patent on December 7, 2015 and issued an inter partes Reexamination Certificate for the ‘136 patent on October 26, 2016.

On February 4, 2016, ResMed Inc. announced the completion of the acquisition of Inova Labs Inc. The parties reached a settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. We recognized a gain of $1.0 million relating to the settlement during the twelve months ended December 31, 2016 classified within general and administrative expense and the receivable was recorded in prepaid expenses and other current assets as of December 31, 2016. In addition, the settlement included a gain contingency of $0.25 million for future services and licensing fees charged by the Defendant. We received $1.25 million on July 26, 2016 finalizing the payment of this settlement. We recorded a gain of $1.13 million during the twelve months ended December 31, 2016 classified within general and administrative expense.  The remaining deferred gain contingency of $0.12 million as of December 31, 2016 was recorded within accounts payable and accrued expenses and will be recognized when services are rendered or incurred. The parties are also collaborating on a study of the use of portable oxygen concentrators.

Separation Design Group lawsuit

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against Inogen in the United States District Court for the Central District of California. On December 7, 2015, SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. We never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us.

We have and continue to vigorously contest SDGIP’s claims. We have answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. We have also filed counterclaims against SDGIP alleging that the patents-in-suit are unenforceable due to inequitable conduct.

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against Inogen on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While we dispute the claims, we agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. As of December 31, 2016, we incurred approximately $0.9 million for the settlement costs which were paid in December 2016.

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

Other legal proceedings

In the normal course of business, we are from time to time involved in various legal proceedings or potential legal proceedings, including matters involving employment and intellectual property. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain types of legal claims. At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Year ended December 31, 2016	High	Low
First quarter	$46.06	$28.81
Second quarter	$51.39	$43.16
Third quarter	$61.87	$49.19
Fourth quarter	$69.36	$50.24

Year ended December 31, 2015	High	Low
First quarter	$36.00	$29.06
Second quarter	$45.75	$31.99
Third quarter	$55.98	$39.34
Fourth quarter	$51.12	$34.62

On February 24, 2017, the closing price for our common stock as reported on the NASDAQ Global Select Market was $69.22 per share.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from February 14, 2014 to December 31, 2016.  This graph assumes an investment of $100 on February 14, 2014 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE YEARS CUMULATIVE TOTAL RETURN SINCE FEBRUARY 14, 2014

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

	2/14/14	12/31/14	12/31/15	12/31/16
Inogen, Inc.	$100.00	$207.06	$264.62	$443.37
S & P Healthcare Equipment & Supplies^(1)	100.00	112.14	123.35	137.64
Russell 2000^(2)	100.00	104.83	98.84	118.09
NASDAQ Composite^(3)	100.00	111.59	117.99	126.84

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 24, 2017, there were 18 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” contained elsewhere in this Annual Report on Form 10-K. The selected Condensed Statements of Income data for the years ended December 31, 2016, 2015 and 2014 and Condensed Balance Sheet Data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Condensed Statements of Income data for the years ended December 31, 2013 and 2012 and Condensed Balance Sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

(amounts in thousands)	Years ended December 31,
Condensed statements of income	2016 (1)	2015	2014	2013	2012
Revenue
Sales revenue	$168,170	$113,625	$73,096	$44,905	$28,704
Rental revenue	34,659	45,380	39,441	30,538	19,872
Total revenue	202,829	159,005	112,537	75,443	48,576
Cost of revenue
Cost of sales revenue	85,154	61,553	38,693	24,306	17,384
Cost of rental revenue	20,365	21,194	18,327	12,146	7,243
Total cost of revenue	105,519	82,747	57,020	36,452	24,627
Gross profit	97,310	76,258	55,517	38,991	23,949
Operating expenses
Research and development	5,113	4,180	2,977	2,398	2,262
Sales and marketing	37,540	31,369	24,087	18,375	12,569
General and administrative	31,793	25,658	17,942	13,754	8,289
Total operating expenses	74,446	61,207	45,006	34,527	23,120
Income from operations	22,864	15,051	10,511	4,464	829
Other expense, net	(139)	(324)	(459)	(616)	(247)
Income before provision (benefit) for income taxes	22,725	14,727	10,052	3,848	582
Provision (benefit) for income taxes	2,206	3,142	3,226	(21,587)	18
Net income	$20,519	$11,585	$6,826	$25,435	$564
(1)

In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (ASU 2016-09) which requires us, among other items, to record excess tax benefits as a reduction of the provision for income taxes in the income statements; whereas, they were previously recognized in equity. We are required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As such, certain consolidated statements of income data for the year ended December 31, 2016 included the impact of the ASU 2016-09 adoption. See Note 2 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

(amounts in thousands, except share and per share amounts)
Reconciliation of net income to net income (loss)	Years ended December 31,
attributable to common stockholders - basic and diluted (1)	2016	2015	2014	2013	2012
Numerator—basic:
Net income	$20,519	$11,585	$6,826	$25,435	$564
Less deemed dividend on redeemable convertible preferred stock	—	—	(987)	(7,278)	(5,781)
Net income (loss) after deemed dividend	20,519	11,585	5,839	18,157	(5,217)
Less preferred rights dividend	—	—	—	(7,165)	—
Less undistributed earnings to preferred stock - basic	—	—	(567)	(10,781)	—
Net income (loss) attributable to common stockholders - basic	$20,519	$11,585	$5,272	$211	$(5,217)
Numerator—diluted:
Net income	$20,519	$11,585	$6,826	$25,435	$564
Less deemed dividend on redeemable convertible preferred stock	—	—	(987)	(7,278)	(5,781)
Net income (loss) after deemed dividend	20,519	11,585	5,839	18,157	(5,217)
Less preferred rights dividend	—	—	—	(7,165)	—
Less undistributed earnings to preferred stock - diluted	—	—	(514)	(9,625)	—
Net income (loss) attributable to common stockholders - diluted	$20,519	$11,585	$5,325	$1,367	$(5,217)
Denominator:
Weighted-average common shares-basic common stock	20,067,152	19,398,991	16,182,569	276,535	261,268
Weighted-average common shares-diluted common stock	21,095,867	20,708,170	18,037,498	2,008,156	261,268
Net income (loss) per share-basic common stock	$1.02	$0.60	$0.33	$0.76	$(19.97)
Net income (loss) per share-diluted common stock	$0.97	$0.56	$0.30	$0.68	$(19.97)
Shares excluded from diluted weighted-average
common shares-diluted common stock:
Common stock warrants	—	—	—	—	233,611
Preferred convertible stock	—	—	—	—	14,057,509
Stock options	1,028,715	744,301	546,142	—	1,646,223
Shares excluded from diluted weighted-average common shares-diluted common stock	1,028,715	744,301	546,142	—	15,937,343

(1)

See Note 2 to each of our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders.

(amounts in thousands)	Years ended December 31,
Condensed balance sheet data	2016 (1)	2015	2014	2013	2012
Cash and cash equivalents	$92,851	$66,106	$56,836	$13,521	$15,112
Working capital	138,700	92,831	73,808	14,003	13,077
Total assets	214,049	161,314	140,085	82,397	47,586
Total indebtedness	—	315	614	10,649	8,936
Deferred revenue	9,281	6,522	4,492	2,263	1,094
Total liabilities	31,961	27,296	21,935	26,098	19,011
Redeemable convertible preferred stock	—	—	—	118,671	109,345
Total stockholders' equity (deficit)	$182,088	$134,018	$118,150	$(62,372)	$(80,770)

(1)

Certain consolidated balance sheets data as of December 31, 2016 included the impact of the ASU 2016-09 which was early adopted in 2016, including the net cumulative-effect adjustment of $12,226 increase to retained earnings which was recorded as of January 1, 2016, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. See Note 2 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

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

We derive a majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2016, we increased our internal sales representatives to 177 from 166. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that consists of 18 sales representatives as of December 31, 2016, up from 14 as of December 31, 2015. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $5.1 million, $4.2 million and $3.0 million in 2016, 2015 and 2014, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our current Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 is also less expensive to manufacture than our Inogen One G3 product. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016.

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

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressor, sieve bed, concentrator and certain manifolds is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. We began sales of the Inogen One G4 in our domestic business-to-business channel in the third quarter of 2016, and expect to launch it in our international business-to-business channel by mid-2017, depending on the timing of product regulatory and reimbursement approvals.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In 2016, 2015 and 2014, approximately 24.7%, 22.2% and 21.7%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. Approximately 70.6% of the non-U.S. revenue for 2016 was invoiced in Euros with the remainder invoiced in United States dollars. As of December 31, 2016, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $43.8 million to $202.8 million in 2016 from $159.0 million in 2015, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One and Inogen At Home systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates, an increase in provision for rental revenue adjustments, and a focus on cash sales instead of rentals. We generated net income of $20.5 million in 2016 and net income of $11.6 million in 2015. We generated Adjusted EBITDA of $43.4 million and $32.3 million in 2016 and 2015, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2016, our accumulated deficit was $12.4 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 8-13% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, resellers, and our private label partners who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 92,000 systems in 2016, 56,600 systems in 2015 and 33,200 systems in 2014. Management focuses on system sales as an indicator of current business success.

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

We plan to grow our rental patients on service in the coming years through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, and securing additional insurance contracts. However, we expect declining rental revenue in 2017 primarily associated with reimbursement rate declines and a continued focus on sales versus rentals. In addition, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. We do not plan to offer our Inogen One G4 system to rental patients and will use the upgraded Inogen One G3 product as the primary ambulatory solution deployed in our rental fleet at this time.

If the rental patient base increases, this rental model generates recurring revenue with minimal additional sales and general and administrative expenses. A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.1% as of December 31, 2016, which was slightly higher than the capped patients as a percentage of total patients on service of approximately 14.1% as of December 31, 2015. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of December 31, 2016, we had approximately 33,300 oxygen rental patients, an increase from 32,800 oxygen rental patients as of December 31, 2015. Management focuses on patients on service as an indicator of current business success and a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient zip code, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from CMS, and secondarily, from private payors, Medicaid and patients, for our rental revenue. A discussion of third party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K.

For the year ended December 31, 2016, approximately 72.6% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were subject to additional cuts effective July 1, 2016, in accordance with the competitive bidding program.

Basis of presentation

The following describes the line items set forth in our statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 is higher than our Inogen One G3 due to lower manufacturing costs and similar average selling prices. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels.  In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016.

Sales revenue

Our sales revenue is derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients HME providers, distributors, our private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the years ended December 31, 2016, 2015 and 2014, business-to-business sales as a percentage of total sales revenue were 63.5%, 61.4% and 59.9%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, increases in capped patients on service, and lower net patient additions as we continue to focus on sales versus new rentals.  We also will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect total rental revenue to decline in 2017 from 2016. We do not offer the Inogen One G4 for rental.

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

We expect the average unit costs of our Inogen One and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems and to improve our manufacturing processes, and increase production volume and yields. We expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense and service costs for rental patients, including rework costs, material, labor, freight, consumable disposables and logistics costs.

We expect rental gross margin percentage to continue to decline in 2017 due to rental reimbursement rate reductions, and lower net patient additions as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service. We expect the average rental service costs per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in logistics costs, material, labor and depreciation.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists primarily of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees, and allocated facilities costs. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as customer service and clinical services. Sales and marketing expense increased throughout 2015 and 2016, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2017 as we continue to increase sales and marketing activities. We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases. In addition, we plan to implement a new customer relationship management (CRM) system in place in 2017 which will increase our sales and marketing costs but we believe will help improve sales and customer service productivity.  We also intend to open a new facility in the Cleveland, Ohio area in 2017. In Ohio we are planning on adding additional headcount of approximately 240 people in the Cleveland area location over the next three years, which is expected to increase sales and marketing costs.  We are expecting additional tax credits and incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also intend to add a new facility in Europe in 2017, which is also expected to increase sales and marketing costs.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. In addition, we expect our billing and administration costs to increase in absolute dollars and our bad debt expense to increase in absolute dollars as our revenue increases.  We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.  Those costs include increases in our accounting, human resources, IT personnel, additional consulting, legal and audit fees, insurance costs, board members’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. In addition, we also expect our patent defense costs to increase substantially in 2017 from 2016 associated with the two pending suits.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), and interest income driven by the interest accruing on cash, cash equivalents and marketable securities.

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

We recognize interest and penalties on income taxes, if any, within income tax provision. No significant interest or penalties were recognized during the periods presented.

As of December 31, 2016, we had $36.9 million and $20.2 million of federal and state net operating loss carryforwards, respectively, that begin to expire in 2026 and 2017 for federal and state purposes, respectively, if not utilized. As of December 31, 2016, we had federal and California research and development credit carryforward of $1.8 million and $1.9 million, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Our existing net operating loss and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and if we undergo one or more future ownership changes our ability to utilize these carryforwards could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. During the year ended December 31, 2016, management released $1.0 million of its valuation allowance that had been established against California net operating losses that expired during the year.

As of December 31, 2016 and 2015, we were able to determine that, based upon future projections of income, it is more likely than not that all of our federal net operating losses will be utilized before they expire. However, we determined that it is more likely than not that some of our California net operating losses will expire unused and therefore we have a valuation allowance of $0.8 million relating to these net operating losses as of December 31, 2016. In the current period, we released (or reversed) $1.0 million of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $13.1 million ($0.8 million tax effected) of the California net operating losses are more likely than not to be utilized.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2013 for federal and 2012 to 2013 for various state tax purposes. However, the net operating loss generated on our federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Result of operations

Comparison of years ended December 31, 2016 and 2015

Revenue

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$168,170	$113,625	$54,545	48.0%	82.9%	71.5%
Rental revenue	34,659	45,380	(10,721)	-23.6%	17.1%	28.5%
Total revenue	$202,829	$159,005	$43,824	27.6%	100.0%	100.0%

Sales revenue increased $54.5 million to $168.2 million for the year ended December 31, 2016 from $113.6 million for the year ended December 31, 2015, or an increase of 48.0% over the comparable year. The increase was primarily attributable to a 35,400-unit increase in the number of oxygen systems sold. We sold 92,000 oxygen systems during the year ended December 31, 2016, or an increase of 62.5% over the comparable year.  The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.

Rental revenue decreased $10.7 million to $34.7 million for the year ended December 31, 2016 from $45.4 million for the year ended December 31, 2015, or a decrease of 23.6% from the comparable year. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first and third quarters of 2016, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, a continued focus on sales versus rentals, and an increase in provision for rental revenue adjustments, partially offset by  certain Medicare reimbursement rates effective in the fourth quarter of 2016 which contributed an incremental non-recurring benefit of $2.0 million of rental revenue.

(amounts in thousands)	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
Revenue by region and category	2016	2015	$	%	2016	2015
Business-to-business domestic sales	$56,605	$34,440	$22,165	64.4%	27.9%	21.7%
Business-to-business international sales	50,106	35,345	14,761	41.8%	24.7%	22.2%
Direct-to-consumer domestic sales	61,459	43,840	17,619	40.2%	30.3%	27.6%
Direct-to-consumer domestic rentals	34,659	45,380	(10,721)	-23.6%	17.1%	28.5%
Total revenue	$202,829	$159,005	$43,824	27.6%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 64.4% and 40.2%, respectively, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts and marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 41.8% for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to success with our large partners in Europe and the addition of a new customer in South Korea. As of December 31, 2016, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the year ended December 31, 2016, 89.4% was sold in Europe versus 89.5% in the comparative period in 2015.

Cost of revenue and gross profit

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$85,154	$61,553	$23,601	38.3%	42.0%	38.7%
Cost of rental revenue	20,365	21,194	(829)	-3.9%	10.0%	13.3%
Total cost of revenue	$105,519	$82,747	$22,772	27.5%	52.0%	52.0%

Gross profit - sales revenue	$83,016	$52,072	$30,944	59.4%	40.9%	32.8%
Gross profit - rental revenue	14,294	24,186	(9,892)	-40.9%	7.0%	15.2%
Total gross profit	$97,310	$76,258	$21,052	27.6%	48.0%	48.0%

Gross margin percentage - sales revenue	49.4%	45.8%
Gross margin percentage- rental revenue	41.2%	53.3%
Total gross margin percentage	48.0%	48.0%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $23.6 million to $85.2 million for the year ended December 31, 2016 from $61.6 million for the year ended December 31, 2015, or an increase of 38.3% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes.

The cost of rental revenue decreased $0.8 million to $20.4 million for the year ended December 31, 2016 from $21.2 million for the year ended December 31, 2015, or a decrease of 3.9% from the comparable year. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and logistics costs per patient on service. Cost of rental revenue included $11.4 million of rental asset depreciation for the year ended December 31, 2016 and $12.0 million for the year ended December 31, 2015.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 49.4% for the year ended December 31, 2016 from 45.8% for the year ended December 31, 2015. The increase in sales gross margin percentage was primarily related to lower cost of goods sold per unit due to lower materials and labor costs associated with the Inogen One G3 upgrade product launched in the fourth quarter of 2015 and the Inogen One G4 product launch in May 2016, partially offset by an increase in sales mix toward lower margin business-to-business sales as volumes in these channels increased worldwide.

Rental revenue gross margin percentage decreased to 41.2% for the year ended December 31, 2016 from 53.3% for the year ended December 31, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments, partially offset by the non-recurring $2.0 million benefit from the Cures Act and lower cost of rental revenues associated with lower depreciation and servicing costs per patient.

Research and development expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$5,113	$4,180	$933	22.3%	2.5%	2.6%

Research and development expense increased $0.9 million to $5.1 million for the year ended December 31, 2016 from $4.2 million for the year ended December 31, 2015, or an increase of 22.3% over the prior year. The increase was primarily attributable to a $0.8 million increase in personnel-related expenses and product development expenses for engineering projects.

Sales and marketing expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$37,540	$31,369	$6,171	19.7%	18.5%	19.7%

Sales and marketing expense increased $6.2 million to $37.5 million for the year ended December 31, 2016 from $31.4 million for the year ended December 31, 2015, or an increase of 19.7% over the comparable year. The increase was primarily attributable to $3.2 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $1.4 million of wages, benefits and payroll tax expense, $1.4 million of commissions expense and $0.3 million of stock compensation expense), $1.4 million of additional media/printing expenses, $0.8 million in credit card processing fees and $0.6 million for dues, fees, and license costs. We also incurred an additional $0.1 million in personnel-related costs for our customer service and clinical teams as well as $0.1 million for non-warranty repair costs. In the year ended 2016, we spent $6.2 million in media and advertising costs compared to $4.7 million in the comparative period in 2015.

General and administrative expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$31,793	$25,658	$6,135	23.9%	15.7%	16.1%

General and administrative expense increased $6.1 million to $31.8 million for the year ended December 31, 2016 from $25.7 million for the year ended December 31, 2015, or an increase of 23.9% over the comparable year. The increase was primarily attributable to $5.7 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $3.0 million of stock compensation expense, $2.0 million of wages, benefits and payroll tax expense, and $0.7 million of bonus expense), $1.7 million of patent defense costs, and $0.9 million of bad debt expense primarily related to our rental receivables. These increases were partially offset by decreases of $1.5 million in audit, tax and legal fees (primarily due to the audit committee investigation expense and the related class action lawsuit costs of $1.8 million in the first half of 2015), $0.8 million of outside services, $0.3 million in net proceeds from the sale of former rental assets and $0.2 million of depreciation expense. Bad debt expense, expressed as a percentage of total revenue, was 1.8% and 1.7% in the years ended December 31, 2016 and 2015, respectively.

Other expense, net

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(6)	$(22)	$16	-72.7%	—	—
Interest income	196	102	94	92.2%	0.1%	0.1%
Other expense	(329)	(404)	75	-18.6%	-0.2%	-0.3%
Total other expense, net	$(139)	$(324)	$185	-57.1%	-0.1%	-0.2%

Total other expense, net, decreased to $0.1 million for the year ended December 31, 2016 from $0.3 million for the year ended December 31, 2015. The decrease was primarily due to the increase in interest income on cash equivalents and marketable securities and the decrease in foreign currency losses from the sale of goods in Euros.

Income tax expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$2,206	$3,142	$(936)	-29.8%	1.1%	2.0%
Effective income tax rate	9.7%	21.3%

Income tax expense decreased to $2.2 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. The decrease in provision for income taxes for the year ended December 31, 2016 compared to the prior year period was primarily attributable to excess benefits recognized in income tax expense resulting from the early adoption of ASU 2016-09, which simplifies the accounting for share-based payment transactions, partially offset by higher pre-tax net income. The impact of the adoption was favorable for 2016; the adoption led to a decrease in provision for income taxes of $6.0 million in 2016.  In 2015, the income tax expense included $1.6 million in reductions in our valuation allowance related to California net operating losses and benefits associated with federal research and development tax credits.

Net income

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$20,519	$11,585	$8,934	77.1%	10.1%	7.3%

Net income increased $8.9 million to $20.5 million for the year ended December 31, 2016 from $11.6 million for the year ended December 31, 2015, or an increase of 77.1% over the comparable year. The increase in net income was primarily related to the increase in revenues of 27.6% over the prior year period, improved operating expense leverage over the prior year period, and a lower effective tax rate.  The lower effective tax rate for the year ended December 31, 2016 was primarily driven by the adoption of ASU 2016-09 that led to a decrease in provision for income taxes of $6.0 million.  The effective tax rate for the year ended December 31, 2015 was also impacted by $1.6 million in tax benefit adjustments related to a decrease in the valuation allowance related to California net operating losses.

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

The following tables set forth our unaudited quarterly statements of income data in dollars for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly statements of income data on a basis consistent with the audited financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.   We elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As such, certain statements of income data for the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016 included the impacts of early adoption of ASU 2016-09. See Note 2 of the accompanying notes to our financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information related to this adoption. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.  This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.  The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2016	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$42,989	$54,567	$54,422	$50,851
Gross profit	21,279	26,215	25,128	24,688
Income before provision for income taxes	3,400	8,042	5,449	5,834
Provision for income taxes	879	550	203	574
Net income	2,521	7,492	5,246	5,260
Net income per share attributable to
common stockholders:
Basic	$0.13	$0.38	$0.26	$0.26
Diluted	$0.12	$0.36	$0.25	$0.25
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,827,669	19,972,395	20,157,688	20,310,857
Diluted common shares	20,840,367	20,997,429	21,182,587	21,362,513

(amounts in thousands, except share and per share amounts)
Quarterly Results 2015	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$33,752	$44,029	$40,778	$40,446
Gross profit	16,023	20,822	19,375	20,038
Income before provision (benefit) for income taxes	2,418	5,314	3,678	3,317
Provision (benefit) for income taxes	846	1,855	982	(541)
Net income	1,572	3,459	2,696	3,858
Net income per share attributable to
common stockholders:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.08	$0.17	$0.13	$0.19
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,167,585	19,310,064	19,428,653	19,689,662
Diluted common shares	20,562,040	20,672,414	20,783,550	20,812,773

Comparison of years ended December 31, 2015 and 2014

Revenue

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Sales revenue	$113,625	$73,096	$40,529	55.4%	71.5%	65.0%
Rental revenue	45,380	39,441	5,939	15.1%	28.5%	35.0%
Total revenue	$159,005	$112,537	$46,468	41.3%	100.0%	100.0%

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

Cost of revenue and gross profit

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Cost of sales revenue	$61,553	$38,693	$22,860	59.1%	38.7%	34.4%
Cost of rental revenue	21,194	18,327	2,867	15.6%	13.3%	16.3%
Total cost of revenue	$82,747	$57,020	$25,727	45.1%	52.0%	50.7%

Gross profit - sales revenue	$52,072	$34,403	$17,669	51.4%	32.8%	30.6%
Gross profit - rental revenue	24,186	21,114	3,072	14.5%	15.2%	18.7%
Total gross profit	$76,258	$55,517	$20,741	37.4%	48.0%	49.3%

Gross margin percentage - sales revenue	45.8%	47.1%
Gross margin percentage- rental revenue	53.3%	53.5%
Total gross margin percentage	48.0%	49.3%

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

Other income (expense), net

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Interest expense	$(22)	$(449)	$427	-95.1%	—	-0.4%
Interest income	102	42	60	142.9%	0.1%	—
Revaluation of preferred stock
warrant liability	—	36	(36)	-100.0%	—	—
Other expense	(404)	(88)	(316)	359.1%	-0.3%	—
Total other expense, net	$(324)	$(459)	$135	-29.4%	-0.2%	-0.4%

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

Income tax expense decreased to $3.1 million for the year ended December 31, 2015, from $3.2 million for the year ended December 31, 2014. The decrease in the provision for income taxes for the year ended December 31, 2015 compared to the prior year period was primarily due to tax benefit adjustments of $1.6 million mainly related to a decrease in the valuation allowance related to California net operating losses recorded in the third and fourth quarters of 2015 and an increase in equity compensation deductions. The tax provision from 2014 included a tax benefit adjustment of $0.3 million primarily related to a decrease in the valuation allowance related to net operating losses. These benefits were partially offset by an increase in income before provision for income taxes to $14.7 million in 2015 compared to $10.1 million in 2014.

Net income

	Years ended December 31,		Change 2015 vs. 2014		% of Revenue
(amounts in thousands)	2015	2014	$	%	2015	2014
Net income	$11,585	$6,826	$4,759	69.7%	7.3%	6.1%

Net income increased $4.8 million to $11.6 million for the year ended December 31, 2015 from $6.8 million for the year ended December 31, 2014, or an increase of 69.7% over the comparable year. The increase in net income was primarily related to the increase in revenues of 41.3% over the prior year, and the decrease in the effective tax rate to 21.3% for the year ended December 31, 2015 compared to 32.1% for the year ended December 31, 2014.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. The following table summarizes our quarterly net sales, gross profit and income from operations:

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

Liquidity and capital resources

As of December 31, 2016, we had cash and cash equivalents of $92.9 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $21.0 million in certificates of deposits and corporate bonds which had maturities greater than three months, but less than twelve months, and which were classified as marketable securities. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of December 31, 2016, we had no outstanding patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $11.7 million from proceeds related to stock option exercises and employee stock purchase plans. For the years ended December 31, 2016 and December 31, 2015, we received $8.0 million and $2.3 million, respectively, in proceeds related to these stock programs.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of December 31, 2016, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $43.6 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $181.8 million. As of December 31, 2016, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the year ended December 31, 2016 consisted of the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $7.9 million, net purchases of available-for-sale investments of $4.3 million, which were partially offset by $0.4 million of gross proceeds from sale of former rental assets. We believe that our current cash, cash equivalents, marketable securities, available borrowings under our revolving line of credit and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods indicated:

(amounts in thousands)	Years ended December 31,
Summary of cash flows	2016	2015	2014
Cash provided by operating activities	$31,034	$38,161	$15,697
Cash used in investing activities	(11,927)	(29,305)	(16,254)
Cash provided by financing activities	7,714	381	43,872
Effect of exchange rates on cash	(76)	33	—
Net increase in cash and cash equivalents	$26,745	$9,270	$43,315

(amounts in thousands)	December 31,
Working capital	2016	2015
Cash and cash equivalents	$92,851	$66,106
Marketable securities	21,033	16,793
Accounts receivable, net	30,828	19,872
Inventories, net	14,343	8,648
Deferred cost of revenue	398	397
Income tax receivable	433	2,158
Prepaid expenses and other current assets	1,659	870
Total current assets	161,545	114,844

Accounts payable and accrued expenses	12,795	12,867
Accrued payroll	6,123	5,271
Current portion of long-term debt	—	315
Warranty reserve	1,688	1,226
Deferred revenue	2,239	2,323
Income tax payable	—	11
Total current liabilities	22,845	22,013

Net working capital	$138,700	$92,831

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

Net cash provided by operating activities for the year ended December 31, 2016 consisted primarily of our net income of $20.5 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $13.6 million, provision for sales returns and doubtful accounts of $11.1 million, provision for rental revenue adjustments of $10.8 million, stock-based compensation expense of $7.3 million, and loss on disposal of rental equipment and other fixed assets of $1.2 million which was partially offset by a gain on sale of former assets of $0.3 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $34.3 million, of which $41.0 million was due to a net increase in accounts receivable, inventory and other current assets and $0.1 million was due to a net decrease in income tax payable and other noncurrent liabilities. These were partially offset by net increases of $2.8 million of deferred revenue, $1.5 million of warranty reserve, $0.9 million of accrued payroll, and a net decrease of $1.7 million of income tax receivable.

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

For the year ended December 31, 2016, we had $33.1 million of purchases that we invested in certificates of deposits and corporate bonds with maturities greater than three months, but less than twelve months, that were classified as marketable securities, partially offset by $28.8 million in maturities of available-for-sale investments. In addition, we invested $8.1 million in rental assets and other property, equipment, leasehold improvements, and intangible assets partially offset from gross proceeds from the sale of former assets of $0.4 million.

For the year ended December 31, 2015, we invested $36.6 million primarily in certificates of deposits with maturities greater than ninety days, but less than twelve months, that were classified as marketable securities, partially offset by $19.8 million in maturities of available-for-sale investments. In addition, we invested $10.2 million in rental assets and $2.2 million in other property, equipment, and leasehold improvements.

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

For the year ended December 31, 2016, net cash provided by financing activities consisted primarily of $8.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by $0.3 million of payments on our contractual obligation.

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

For the year ended December 31, 2014, net cash provided by financing activities consisted of gross proceeds of approximately $56.5 million (before total offering expenses and broker discounts of approximately $6.0 million) in connection with our initial public offering (IPO), $6.0 million of new debt issuance under our revolving credit and term loan agreement entered into in October 2012, $1.9 million received upon exercise of convertible preferred stock warrants, common stock options and employee stock purchase, and $1.6 million from excess tax benefits from stock-based compensation arrangements on the exercise of employee stock options. This was partially offset by repayments of borrowings under our revolving credit and term loan agreement of $15.9 million and $0.2 million on our contractual obligation.

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2016 was $31.0 million compared to $38.2 million in the year ended December 31, 2015. As of December 31, 2016 we had cash and cash equivalents of $92.9 million and available borrowing capacity under our working capital revolving line of credit of $15.0 million.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2016	2015	2014
Net income	$20,519	$11,585	$6,826
Non-GAAP adjustments:
Interest expense	6	22	449
Interest income	(196)	(102)	(42)
Provision for income taxes	2,206	3,142	3,226
Depreciation and amortization	13,558	14,012	12,080
EBITDA (non-GAAP)	36,093	28,659	22,539
Change in fair value of preferred stock warrant liability	—	—	(36)
Stock-based compensation	7,294	3,640	1,451
Adjusted EBITDA (non-GAAP)	$43,387	$32,299	$23,954

(amounts in thousands)	Years ended December 31,
Non-GAAP Adjusted net income	2016	2015	2014
Net income	$20,519	$11,585	$6,826
Non-GAAP adjustments:
Tax benefit adjustments (1)	—	(1,570)	(258)
Adjusted net income (non-GAAP)	$20,519	$10,015	$6,568

(amounts in thousands, except share and per share amounts)	Years ended December 31,
Pro-forma non-GAAP results of EPS calculation (2)(3)	2016	2015	2014
Net income attributable to common stockholders	$20,519	$11,585	$5,839
Add back deemed dividend on redeemable convertible preferred stock	—	—	987
Pro-forma net income attributable to common stockholders	$20,519	$11,585	$6,826

Pro-forma net income per share - basic common stock	$1.02	$0.60	$0.38
Pro-forma net income per share - diluted common stock	$0.97	$0.56	$0.35

Denominator:
Pro-forma weighted-average common shares - basic common stock	20,067,152	19,398,991	17,924,357
Pro-forma weighted-average common shares - diluted common stock	21,095,867	20,708,170	19,779,291

(1)	Tax benefit adjustments related to the release and adjustment of the valuation allowances associated with the net operating loss carryforwards for years ended December 31, 2015 and 2014, respectively.
(2)

The pro-forma non-GAAP EPS calculations give effect to: (1) the automatic conversion of the outstanding convertible preferred stock into a weighted-average of 14,219,001 for the year ended December 31, 2014, (2) the cash exercise of warrants to purchase an aggregate of 46,042 for the year ended December 31, 2014.

(3)

See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders and net income per share attributable to common stockholders.

Revolving line of credit

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit, and treasury and cash management services through commercial banking with JPMorgan Chase Bank. This agreement is a three-year working capital revolving line of credit which replaced the previous loan facility we maintained with Comerica Bank. The interest rate on outstanding debt balances is LIBOR plus 1.25%.  We are required to maintain a tangible net worth not less than $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ended June 30, 2016 and continuing thereafter. We were in compliance as of December 31, 2016, December 31, 2015 and December 31, 2014, and we had no outstanding debt balances on the credit facility.

The revolving line of credit agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates. In addition, we must comply with certain financial covenants relating to liquidity, debt service, and leverage ratios. Our obligations under the revolving line of credit agreement are secured by substantially all of our assets, including intellectual property.

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

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2016.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Operating leases - properties(1)	$4,417	$1,134	$3,014	$269	$—
Operating leases - equipment and other(2)	88	34	52	2	—
Purchase obligations(3)	44,800	42,600	1,200	1,000	—
Total	$49,305	$43,768	$4,266	$1,271	$—

(1)	We lease manufacturing and office space in Richardson, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO and Middleburg Heights, OH with terms that expire between 2017 and 2022.
(2)	This consists of miscellaneous office and processing equipment in both Texas and California with terms expiring within 1 month to 4 years.
(3)

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

As of December 31, 2016, we had noncurrent deferred tax liabilities of $6.4 million which were netted in noncurrent deferred tax assets on the balance sheet. Additionally, as of December 31, 2016, we had gross unrecognized tax benefits of $0.9 million. The table does not include any payments related to liabilities recorded for uncertain tax positions as we cannot make a reasonably reliable estimate as to the timing of any other payments. See Note 6 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies and estimates include those related to:

•	revenue recognition;
•	stock-based compensation;
•	inventory and rental asset valuation;
•	accounts receivable and allowance for bad debts, returns and adjustments; and
•	income taxes.

Revenue recognition

We generate revenue primarily from sales and rentals of our products. Our products consist of our proprietary line of oxygen concentrators and related accessories. A small portion of our revenue comes from extended service contracts and freight revenue for product shipments.

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonable assured. Revenue from product sales is generally recognized upon shipment of the product, but is deferred if risk of loss and ownership has not yet transferred to the customer. Provisions for estimated returns are made at the time of shipment. Provisions for warranty obligations, which are included in cost of sales revenue, are also provided for at the time of shipment.

Accruals for estimated warranty expenses are made at the time that the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of revenue could be adversely affected in future periods. The provisions for estimated returns and warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. We had accrued $3.5 million and $2.0 million to provide for future warranty costs at December 31, 2016 and 2015, respectively.

Revenue from the sale of former rental assets is generally recognized upon shipment, but is deferred if risk of loss and ownership has not yet transferred to the customer; when collectability is reasonably assured; and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in general and administrative expense.

Revenue from the sales of our services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured, which is generally when risks and rewards of the product have transferred to the buyer, generally upon receipt of the product. We offer extended service contracts on our Inogen One systems for periods ranging from 12 to 24 months after the end of the standard warranty period. Revenue from extended service contracts and lifetime warranty is deferred and recognized in income over the contract period. To calculate the value associated with the lifetime warranties, management considered the profit margins of the overall company, the average cost of lifetime warranties and the price of extended warranties and created a best estimate. Lifetime warranty revenue is deferred and recognized after the standard three-year warranty period, on a straight-line basis, in years four and five. Under the lifetime warranty, the Company will provide replacement equipment without any additional cost to the consumer for the duration of the patient’s life. Lifetime warranties are non-transferable.

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

Provision for sales returns applies to direct-to-consumer sales only. We do not allow returns from providers. This reserve is calculated based on actual historical return rates under our 30-day return program and is applied to the current period’s sales revenue for direct-to-consumer sales. We have experienced a small increase in the historical returns rate during the period, primarily due to increased competition among other providers and resellers.

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

Included in accounts receivable are earned but unbilled receivables of $7.5 million in December 31, 2016 and $5.2 million at December 31, 2015. Delays in billing can occur between the date revenue is earned and when billing occurs due to delays in receiving the appropriate paperwork for each payor. As of December 31, 2016, this amount included the non-recurring benefit of $2.0 million, net of reserves, associated with the retroactive reimbursement increase in certain Medicare areas associated with the Cures Act. The additional payments due under the Cures Act are expected to be processed in the second and third quarter of 2017. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability. A portion of revenue and related costs are deferred each month for monthly rental revenue based on the timing of the recurring billing and then recorded as revenue in the subsequent month.

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

As of December 31, 2016, we had $36.9 million and $20.2 million of federal and state net operating loss carryforwards, respectively, that begin to expire in 2026 and 2017 for federal and state purposes, respectively, if not utilized. As of December 31, 2016, we have federal and California research and development credit carryforward of $1.8 million and $1.9 million, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Our existing net operating loss and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and if we undergo one or more future ownership changes our ability to utilize net operating losses could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. During the year ended December 31, 2016, management released $1.0 million of its valuation allowance that had been established against California net operating losses that expired during the year.

As of December 31, 2016 and 2015, we were able to determine that, based upon future projections of income, it is more likely than not that all of our federal net operating losses will be utilized before they expire. However, we determined that it is more likely than not that some of our California net operating losses will expire unused and therefore we have a valuation allowance of $0.8 million relating to these net operating losses as of December 31, 2016. In the current period, we released (or reversed) $1.0 million of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that it is more likely than not that all but $13.1 million ($0.8 million tax effected) of the California net operating losses are more likely than not to be utilized.

We operate in multiple states. The statute of limitations has expired for all tax years prior to 2013 for federal and 2012 to 2013 for various state tax purposes. However, the net operating loss generated on the federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

Recent accounting pronouncements

Income taxes pronouncement:

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. We early adopted ASU No. 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax asset in our balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. We are currently evaluating the impact of the Company’s pending adoption of ASU No. 2014-09 on our financial statements and have not yet determined the method by which the Company will adopt the standard.

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

Inventory pronouncement:

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

Leases pronouncement:

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months.  This will increase the reported assets and liabilities – in some cases very significantly.  ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption will be permitted for all entities. We are currently evaluating the effect of the new lease recognition guidance, and have not yet determined the impact on our results of operations and financial condition.

Stock compensation pronouncement:

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

We elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which requires any adjustments to be recorded as of the beginning of fiscal year 2016.  As a result, the Company used the modified retrospective method to record an adjustment of $12.2 million to deferred tax assets and accumulated deficit as of January 1, 2016, and an adjustment to the previously reported first, second, and third quarter 2016 provision for income taxes of approximately $0.2 million, $2.4 million, and $1.8 million, respectively, for the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital.  The adoption of this ASU impacted our previously report quarterly results during fiscal year 2016 as summarized in Note 10 to the financial statements in this Annual Report on Form 10-K.

Additional amendments to this ASU related to income taxes and minimum statutory withholding tax requirements had no impact to accumulated deficit, where the cumulative effect of these changes is required to be recorded.  We also elected to continue to estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows as such cash flows related to excess tax benefits will be presented as a financing activity prospectively.

Financial instruments pronouncement:

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments.  The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities.  The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted.  We are evaluating the new guidance but do not expect it to have a material impact on our financial statement presentation or results.

Statement of cash flows pronouncement:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a material impact on our financial statement presentation or results.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $92.9 million as of December 31, 2016, which consisted of highly-liquid investments with a maturity of three months or less, and $21.0 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income.  We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2016 and December 31, 2015. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected as of December 31, 2016 or December 31, 2015.

As of December 31, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 1.00% (100 basis points) during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

Historically, the majority of our revenue has been denominated in U.S. dollars. In the fourth quarter of 2014, we began invoicing certain European sales in Euros. Our results of operations, certain accounts receivable balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2016 would not have been material. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $3.4 million decline in revenue for 2016 and a decline in $1.9 million for 2015.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rule 13 a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

Report of independent registered public accounting firm

Board of Directors and Stockholders of

Inogen, Inc.

Goleta, California

We have audited the internal control over financial reporting of Inogen, Inc. (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2017

Changes in internal controls over financial reporting

There has been no change to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Scott Wilkinson Compensation Arrangements

As disclosed in our Current Report on Form 8-K filed with the SEC on December 6, 2016, we approved certain changes in Scott Wilkinson’s compensation arrangements in connection with his appointment as the Company’s President and Chief Executive Officer. Effective March 1, 2017, the Company entered into an amended and restated employment and severance agreement (the “Amended Employment Agreement”) with Mr. Wilkinson. Under the Amended Employment Agreement, Mr. Wilkinson’s base salary increased from $335,000 to $415,000 and his 2017 target bonus opportunity (as a percentage of base salary) increased from 60% to 70%.

Under the Amended Employment Agreement, Mr. Wilkinson is entitled to the following severance and change of control benefits upon certain qualifying terminations. If Mr. Wilkinson’s employment is terminated without “cause” (excluding by reason of death or disability) or he resigns for “good reason” (as such terms are defined in the Amended Employment Agreement) outside of the  period beginning three (3) months before a change in control (as defined in the Amended Employment Agreement) and ending twelve (12) months after a change in control (the “Change in Control Period”), Mr. Wilkinson will be eligible to receive the following benefits if he timely signs and does not revoke a release of claims:

•	Continued payment of his base salary for a period of 24 months (the “Severance Payments”); and
•

Throughout the period during which he would be able to obtain COBRA coverage, Mr. Wilkinson and his eligible dependents will only be required to pay the portion of the costs of medical benefits as he was required to pay as of the date of his termination, or he will receive taxable monthly payments for the equivalent period in the event the Company determines that the COBRA subsidy could violate applicable law (the “COBRA Benefits”).

Similarly, if Mr. Wilkinson’s employment is terminated without cause (excluding by reason of death or disability) or he resigns for good reason outside the Change of Control Period, he will also be eligible to receive the Severance Payments and COBRA Benefits.

Compensatory Arrangements of Certain Officers

On February 22, 2017, the independent members of our Board of Directors met to determine bonus compensation to our named executive officers, or NEOs, under our cash Executive Incentive Compensation Plan for 2016.  For 2016, our corporate-level goals included achieving specified Adjusted EBITDA targets for the year.  For Adjusted EBITDA achievement at the target level, each NEO would receive 100% of his or her 2016 target award opportunity.  Performance above 100% of our Adjusted EBITDA target entitled each NEO to an increase to his or her incentive award payment based on the extent of the achievement above target (subject to a cap of 150%).  Similarly, performance below 100% of our Adjusted EBITDA target would have entitled each NEO to a decrease to his or her incentive award payment based on the extent of the shortfall below target.  For 2016, our Adjusted EBITDA target was $38.0 million to achieve 100% of the target award opportunity, and $40.9 million to achieve 150% of the target award opportunity. Adjusted EBITDA excluded expenses associated with stock compensation of $7.3 million. On February 22, 2017, the independent members of our Board of Directors approved bonuses to our NEOs as follows based on achievement at 150% of our Adjusted EBITDA target:

	Target award	Actual award
	opportunity	amount
Name and principal position	($)	($)
Raymond Huggenberger	$412,500	$618,750
Chief Executive Officer

Scott Wilkinson	201,000	301,500
President and Chief Operating Officer

Alison Bauerlein	130,000	195,000
Executive Vice President, Finance and Chief
Financial Officer

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Thursday, May 11, 2017, at our corporate headquarters located at 326 Bollay Drive, Goleta, California 93117.  Holders of record at the close of business on Friday, March 17, 2017 will be entitled to vote at the meeting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the “Proxy Statement”) and is incorporated herein by reference.

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

Report of independent registered public accounting firm

Board of Directors and Stockholders of

Inogen, Inc.

Goleta, California

We have audited the accompanying balance sheets of Inogen, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of comprehensive income, redeemable convertible preferred stock, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2017

Report of independent registered public accounting firm

Board of Directors and Stockholders

Inogen, Inc.

Goleta, California

We have audited the accompanying statements of comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of Inogen, Inc. (the “Company”) for the year ended December 31, 2014. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Inogen, Inc. for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended December 31, 2014, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, California

April 26, 2015

Inogen, Inc.

Balance Sheets

(amounts in thousands)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$92,851	$66,106
Marketable securities	21,033	16,793
Accounts receivable, net	30,828	19,872
Inventories, net	14,343	8,648
Deferred cost of revenue	398	397
Income tax receivable	433	2,158
Prepaid expenses and other current assets	1,659	870
Total current assets	161,545	114,844
Property and equipment
Rental equipment, net	54,582	54,677
Manufacturing equipment and tooling	6,133	4,680
Computer equipment and software	4,705	4,503
Furniture and equipment	779	732
Leasehold improvements	816	978
Land and building	125	125
Construction in process	75	578
Total property and equipment	67,215	66,273
Less accumulated depreciation	(42,016)	(35,593)
Property and equipment, net	25,199	30,680
Intangible assets, net	241	229
Deferred tax asset - noncurrent	26,654	15,464
Other assets	410	97
Total assets	$214,049	$161,314

See accompanying notes to financial statements.

Inogen, Inc.

Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2016	2015
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$12,795	$12,867
Accrued payroll	6,123	5,271
Current portion of long-term debt	—	315
Warranty reserve - current	1,688	1,226
Deferred revenue - current	2,239	2,323
Income tax payable	—	11
Total current liabilities	22,845	22,013
Long-term liabilities
Warranty reserve - noncurrent	1,792	747
Deferred revenue - noncurrent	7,042	4,199
Other noncurrent liabilities	282	337
Total liabilities	31,961	27,296
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 20,389,860 and
19,782,403 shares issued and outstanding as of December 31, 2016 and 2015, respectively	20	20
Additional paid-in capital	194,466	179,143
Accumulated deficit	(12,363)	(45,108)
Accumulated other comprehensive loss	(35)	(37)
Total stockholders' equity	182,088	134,018
Total liabilities and stockholders' equity	$214,049	$161,314

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(amounts in thousands, except share and per share amounts)

	Years ended December 31,
	2016	2015	2014
Revenue
Sales revenue	$168,170	$113,625	$73,096
Rental revenue	34,659	45,380	39,441
Total revenue	202,829	159,005	112,537
Cost of revenue
Cost of sales revenue	85,154	61,553	38,693
Cost of rental revenue, including depreciation of $11,429, $11,965 and
$10,339, respectively	20,365	21,194	18,327
Total cost of revenue	105,519	82,747	57,020
Gross profit
Gross profit-sales revenue	83,016	52,072	34,403
Gross profit-rental revenue	14,294	24,186	21,114
Total gross profit	97,310	76,258	55,517
Operating expense
Research and development	5,113	4,180	2,977
Sales and marketing	37,540	31,369	24,087
General and administrative	31,793	25,658	17,942
Total operating expense	74,446	61,207	45,006
Income from operations	22,864	15,051	10,511
Other income (expense)
Interest expense	(6)	(22)	(449)
Interest income	196	102	42
Change in fair value of preferred stock warrant liability	—	—	36
Other expense	(329)	(404)	(88)
Total other expense, net	(139)	(324)	(459)
Income before provision for income taxes	22,725	14,727	10,052
Provision for income taxes	2,206	3,142	3,226
Net income	20,519	11,585	6,826
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on foreign currency hedging during the period	55	(14)	—
Add: reclassification adjustment for gains included in net income	6	—	—
Total unrealized gain (loss) on foreign currency hedging	61	(14)	—
Unrealized loss on available-for-sale investments during the period	(59)	(23)	—
Total other comprehensive income (loss), net of tax	2	(37)	—
Comprehensive income	$20,521	$11,548	$6,826

Basic net income per share attributable to common stockholders (Note 2)	$1.02	$0.60	$0.33
Diluted net income per share attributable to common stockholders (Note 2)	$0.97	$0.56	$0.30
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,067,152	19,398,991	16,182,569
Diluted common shares	21,095,867	20,708,170	18,037,498

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Redeemable Convertible Preferred Stock

(amounts in thousands, except share amounts)

	Series B		Series C		Series D		Series E		Series F		Series G		Total
	redeemable		redeemable		redeemable		redeemable		redeemable		redeemable		redeemable
	convertible		convertible		convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
Balance, December 31, 2013	425,511	$5,056	365,903	$6,460	1,573,126	$34,619	1,634,874	$29,130	2,701,957	$15,620	2,840,260	$27,786	$118,671
Warrants exercised	—	—	11,094	279	11,415	314	—	—	—	—	—	—	593
Deemed dividend on redeemable
convertible preferred stock	—	—	—	—	—	—	—	139	—	207	—	641	987
Conversion of preferred stock to
common stock in connection
with initial public offering	(425,511)	(5,056)	(376,997)	(6,739)	(1,584,541)	(34,933)	(1,634,874)	(29,269)	(2,701,957)	(15,827)	(2,840,260)	(28,427)	(120,251)
Balance, December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Stockholders’ Equity (Deficit)

(amounts in thousands, except share amounts)

	Series A						Accumulated
	convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance, December 31, 2013	66,666	$247	280,974	$1	$—	$(62,620)	$—	$(62,372)
Stock-based compensation	—	—	—	—	1,363	88	—	1,451
Employee stock purchases	—	—	30,358	—	413	—	—	413
Stock options exercised	—	—	736,519	1	945	—	—	946
Warrants exercised - preferred & common	—	—	222,455	—	61	—	—	61
Reclassification of warrant liability	—	—	—	—	76	—	—	76
Deemed dividend on redeemable
convertible preferred stock	—	—	—	—	—	(987)	—	(987)
Conversion of preferred stock	(66,666)	(247)	14,259,647	14	120,484	—	—	120,251
Issuance of common stock in connection
with initial public offering	—	—	3,529,411	3	49,841	—	—	49,844
Excess tax benefits from stock-based
compensation arrangements	—	—	—	—	1,641	—	—	1,641
Net income	—	—	—	—	—	6,826	—	6,826
Balance, December 31, 2014	—	—	19,059,364	19	174,824	(56,693)	—	118,150
Stock-based compensation	—	—	—	—	3,640	—	—	3,640
Employee stock purchases	—	—	31,106	—	701	—	—	701
Stock options exercised	—	—	676,715	1	1,614	—	—	1,615
Warrants exercised - common	—	—	15,218	—	5	—	—	5
Excess tax benefits from stock-based
compensation arrangements	—	—	—	—	(1,641)	—	—	(1,641)
Net income	—	—	—	—	—	11,585	—	11,585
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)
Balance, December 31, 2015	—	—	19,782,403	20	179,143	(45,108)	(37)	134,018
Cumulative effect of change
in accounting principle	—	—	—	—	—	12,226	—	12,226
Stock-based compensation	—	—	—	—	7,294	—	—	7,294
Employee stock purchases	—	—	37,378	—	1,055	—	—	1,055
Stock options exercised	—	—	570,079	—	6,974	—	—	6,974
Net income	—	—	—	—	—	20,519	—	20,519
Other comprehensive income	—	—	—	—	—	—	2	2
Balance, December 31, 2016	—	$—	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Cash Flows

(amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$20,519	$11,585	$6,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,558	14,012	12,080
Loss on rental units and other fixed assets	1,202	1,214	1,897
Gain on sale of former assets	(272)	—	—
Provision for sales returns and doubtful accounts	11,082	7,598	5,143
Provision for rental revenue adjustments	10,777	8,543	7,898
Provision for inventory obsolescence and other inventory losses, net of recoveries	133	89	202
Stock-based compensation expense	7,294	3,640	1,451
Decrease in fair value of preferred stock warrant liability	—	—	(36)
Deferred tax assets	1,036	4,760	1,564
Excess tax benefits from stock-based compensation arrangements	—	1,641	(1,641)
Changes in operating assets and liabilities:
Accounts receivable	(32,738)	(16,699)	(22,159)
Inventories	(7,458)	(2,570)	(3,570)
Deferred cost of revenue	(1)	118	(226)
Income tax receivable	1,725	(1,670)	(401)
Prepaid expenses and other current assets	(789)	252	(591)
Accounts payable and accrued expenses	(86)	1,582	3,637
Accrued payroll	852	1,205	1,168
Warranty reserve	1,507	858	306
Deferred revenue	2,759	2,030	2,229
Income tax payable	(11)	11	—
Other noncurrent liabilities	(55)	(38)	(80)
Net cash provided by operating activities	31,034	38,161	15,697
Cash flows from investing activities
Purchases of available-for-sale investments	(33,142)	(36,626)	—
Maturities of available-for-sale investments	28,843	19,810	—
Investment in intangible assets	(113)	(45)	(205)
Investment in property and equipment	(1,718)	(2,208)	(1,551)
Production and purchase of rental equipment	(6,185)	(10,236)	(14,481)
Proceeds from sale of former assets	388	—	—
Payment of deposit	—	—	(17)
Net cash used in investing activities	(11,927)	(29,305)	(16,254)

See accompanying notes to financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(amounts in thousands)

	Years ended December 31,
Cash flows from financing activities	2016	2015	2014
Proceeds from borrowings	—	—	6,000
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	—	5	506
Proceeds from stock options exercised	6,974	1,615	946
Proceeds from initial public offering	—	—	56,471
Costs associated with initial public offering	—	—	(6,031)
Proceeds from employee stock purchases	1,055	701	413
Repayment of debt from investment in intangible assets	(315)	(299)	(213)
Repayment of borrowings	—	—	(15,861)
Excess tax benefits from stock-based compensation arrangements	—	(1,641)	1,641
Net cash provided by financing activities	7,714	381	43,872
Effect of exchange rates on cash	(76)	33	—
Net increase in cash and cash equivalents	26,745	9,270	43,315
Cash and cash equivalents, beginning of period	66,106	56,836	13,521
Cash and cash equivalents, end of period	$92,851	$66,106	$56,836
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$10	$26	$487
Cash paid (received) during the period for income taxes, net	(447)	19	2,061
Non-cash transactions:
Deemed dividend on redeemable convertible preferred stock	—	—	987

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2015. The Company estimates based on 2015 Medicare data that patients using portable oxygen concentrators represented approximately 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay sales into the market. Based on 2015 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers that many rely on across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented more than 228,000 of its Inogen oxygen concentrators as of December 31, 2016.

2. Summary of significant accounting policies

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Accounting estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the report amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, warranty expense, stock compensation expense, depreciation and amortization, income tax provision and uncertain tax positions, and fair value of financial instruments.  Actual results could differ from these estimates.

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue, which is included in sales revenue on the Statements of Comprehensive Income, comes from service contracts, extended warranty contracts and freight revenue for product shipments.

Sales revenue

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is generally recognized upon shipment of the product, but is deferred if risk of loss and ownership has not yet transferred to the customer. Provisions for estimated returns are made at the time revenue is recognized. Provisions for standard warranty obligations, which are included in cost of sales revenue on the Statements of Comprehensive Income, are also provided for at the time revenue is recognized.

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

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns and warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company’s accrued warranty liability was $3,480 and $1,973 for future warranty costs as of December 31, 2016 and December 31, 2015, respectively.

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

For certain business-to-business sales, the Company offers an extended warranty from our standard 3-year warranty to a 5-year total warranty, for a fixed price. Product sales with 5-year warranties are considered to be multiple element arrangements within the scope of ASC 605-25 and the additional service component is broken out from the product sales and deferred and recognized in years four and five to correspond with the service period.

Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the Statements of Comprehensive Income as part of cost of sales revenue and cost of rental revenue, respectively.

Revenue from the sale of former rental assets is generally recognized upon shipment, but is deferred if risk of loss and ownership has not yet transferred to the customer; when collectability is reasonably assured; and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in general and administrative expense on the Statements of Comprehensive Income.

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2016 and December 31, 2015.

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

The fair value of the Company’s debt approximated carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. Imputed interest associated with the Company’s non-interest bearing debt was insignificant and was appropriately recognized in the respective periods.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	losses	Fair value	equivalents	securities
Cash	$48,533	$—	$48,533	$48,533	$—
Level 1:
Money market accounts	39,277	—	39,277	39,277	—

Level 2:
Certificates of deposit	15,904	(8)	15,896	5,041	10,855
Corporate bonds	10,200	(22)	10,178	—	10,178
Total	$113,914	$(30)	$113,884	$92,851	$21,033

	As of December 31, 2015
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	losses	Fair value	equivalents	securities
Cash	$52,164	$—	$52,164	$52,164	$—
Level 1:
Money market accounts	6,725	—	6,725	6,725	—

Level 2:
Certificates of deposit	24,047	(37)	24,010	7,217	16,793
Total	$82,936	$(37)	$82,899	$66,106	$16,793

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 31,
(amounts in thousands)	2016
Due within one year	$21,033
Due in one year through five years	—
Total	$21,033

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk.  The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies.  These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months.  Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) income within stockholders’ equity, and are recognized in the statements of comprehensive income during the period which approximates the time the corresponding sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the statements of comprehensive income.  The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income expense, net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the balance sheet.  The Company had a receivable of $15 and a payable of $24 as of December 31, 2016 and 2015, respectively.  The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.  The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly, but may assess it monthly.  For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized	Unrealized	Accumulated
	gains (losses) on	gains (losses)	other
	available-for-	on cash	comprehensive
(amounts in thousands)	sale investments	flow hedges	income (loss)
Balance as of December 31, 2015	$(23)	$(14)	$(37)
Other comprehensive gain (loss), net of tax	(59)	61	2
Balance as of December 31, 2016	$(82)	$47	$(35)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity.   Except for net income and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Cash, cash equivalents, and marketable securities

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest, which is considered adjusted cost, and approximates fair value. Certificates of deposit are included in cash equivalents and marketable securities based on the maturity date of the security. Short-term investments are included in marketable securities in the current period presentation.

The Company considers investments with maturities greater than three months, but less than one year, to be marketable securities. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income (loss). All income generated and realized gains or losses from investments are recorded to other income (expense), net.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net. Cash, cash equivalents, and marketable securities consist of the following:

(amounts in thousands)	December 31,
Cash and cash equivalents	2016	2015
Cash	$48,533	$52,164
Money market accounts	39,277	6,725
Certificates of deposit	5,041	7,217
Total cash and cash equivalents	$92,851	$66,106
Marketable securities
Certificates of deposit	$10,855	$16,793
Corporate bonds	10,178	—
Total marketable securities	$21,033	$16,793

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

As of December 31, 2016 and December 31, 2015, included in accounts receivable on the balance sheets were earned but unbilled receivables of $7,484 and $5,155, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs.  The Company consistently applies its allowance estimation methodology from period-to-period.  The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period.  As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.  For the year ended December 31, 2016, the Company had a $3,589 increase in the provision for bad debt and revenue adjustments related to prior years.

Gross accounts receivable balance concentrations by major category as of December 31, 2016 and December 31, 2015 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2016		December 31, 2015
Gross accounts receivable	$	%	$	%
Medicare	$12,500	31.8%	$10,510	40.4%
Medicaid/other government	617	1.6%	683	2.6%
Private insurance	3,475	8.8%	4,852	18.6%
Patient responsibility	3,227	8.2%	3,603	13.9%
Business-to-business & other receivables	19,541	49.6%	6,369	24.5%
Total gross accounts receivable	$39,360	100.0%	$26,017	100.0%

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of December 31, 2016 and December 31, 2015 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2016		December 31, 2015
Net accounts receivable	$	%	$	%
Medicare	$7,208	23.4%	$7,441	37.4%
Medicaid/other government	410	1.3%	550	2.8%
Private insurance	1,832	6.0%	3,895	19.6%
Patient responsibility	2,538	8.2%	2,060	10.4%
Business-to-business & other receivables	18,840	61.1%	5,926	29.8%
Total net accounts receivable	$30,828	100.0%	$19,872	100.0%

The following table sets forth the percentage breakdown of the Company’s net accounts receivable (gross accounts receivable net of allowances) by aging category by invoice due date as of December 31, 2016 and December 31, 2015.

	As of		As of
(amounts in thousands)	December 31, 2016		December 31, 2015
Net accounts receivable by aging category	$	%	$	%
Held & Unbilled	$4,163	13.5%	$4,140	20.8%
Aged 0-90 days	22,634	73.4%	10,818	54.5%
Aged 91-180 days	1,452	4.7%	1,666	8.4%
Aged 181-365 days	1,801	5.9%	2,446	12.3%
Aged over 365 days	778	2.5%	802	4.0%
Total net accounts receivable	$30,828	100.0%	$19,872	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2016 and December 31, 2015:

	As of		As of
(amounts in thousands)	December 31, 2016		December 31, 2015
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$1,869	4.7%	$1,664	6.4%
Rental revenue adjustments	6,078	15.4%	4,115	15.8%
Sales returns	585	1.5%	366	1.4%
Total allowances - accounts receivable	$8,532	21.6%	$6,145	23.6%

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has also entered into hedging relationships with a single counterparty to offset the forecasted Euro based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company primarily sells its products to consumers on a prepayment basis. One single customer represented more than 10% of the Company’s total revenue for 2016, and no single customer represented more than 10% of the Company’s total revenue for 2015 and 2014.  One single customer with an accounts receivable balance of $9,791 , represented more than 10% of the Company’s total net accounts receivable balance as of December 31, 2016, and no single customer represented more than 10% of the Company’s total net accounts receivable balance as of December 31, 2015.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 72.6%, 73.7% and 75.6% of rental revenue in 2016, 2015 and 2014, respectively, and based on total revenue were 12.4%, 21.0% and 26.5% for 2016, 2015 and 2014, respectively.  Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $7,208 or 23.4% of total net accounts receivable as of December 31, 2016 as compared to $7,441 or 37.4% of total net accounts receivable as of December 31, 2015.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For 2016, the Company’s three major vendors accounted for 21.0%, 15.6% and 8.6%, respectively, of total raw material purchases.  For 2015, the Company’s three major vendors accounted for 21.6%, 17.6% and 9.3%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 70.6% of the non-U.S. revenue for 2016 were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years ended December 31,
(amounts in thousands)	2016	2015	2014
U.S. revenue	$152,723	$123,660	$88,094
Non-U.S. revenue	50,106	35,345	24,443
Total revenue	$202,829	$159,005	$112,537

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method and market represents the lower of replacement cost or estimated net realizable value. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $314 and $0 as of December 31, 2016 and 2015, respectively, classified within other assets. During the years ended December 31, 2016 and 2015, $1,454 and $1,449, respectively, of inventory was transferred to rental equipment and was included in the total amount of rental equipment produced and purchased on the statement of cash flows. Inventories consist of the following:

	December 31,
(amounts in thousands)	2016	2015
Raw materials and work-in-progress	$12,382	$7,097
Finished goods	2,152	1,679
Less: reserves	(191)	(128)
Inventories	$14,343	$8,648

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $2,464, $2,520 and $1,628 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the years ended December 31, 2016, 2015 and 2014, respectively.

	Years ended December 31,
(amounts in thousands)	2016	2015	2014
Rental equipment	$11,429	$11,965	$10,339
Other property and equipment	2,028	1,961	1,591
Total depreciation and amortization	$13,457	$13,926	$11,930

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2016 and 2015, respectively.

(amounts in thousands)	December 31,
Property and equipment	2016	2015
Rental equipment, net of allowances of $725 and $850, respectively	$54,582	$54,677
Other property and equipment	12,633	11,596
Property and equipment	67,215	66,273
Accumulated depreciation
Rental equipment	33,937	28,894
Other property and equipment	8,079	6,699
Accumulated depreciation	42,016	35,593
Net property and equipment
Rental equipment	20,645	25,783
Other property and equipment	4,554	4,897
Property and equipment, net	$25,199	$30,680

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of December 31, 2016 and 2015.

Loss contingencies

We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business.  We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated.  Significant judgment is required to determine both probability and the estimated amount. We review at least quarterly and adjust accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.  At this time, we have no reserve related to lawsuits, claims, investigations and proceedings.

Deferred rent

The Company’s operating leases for its office facilities in California and Texas include a rent abatement period and scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs, which approximated $6,215, $4,686 and $3,290 during the years ended December 31, 2016, 2015 and 2014, respectively, are expensed as incurred, excluding the production costs of direct response commercials. Advertising costs are included in sales and marketing expense in the accompanying Statements of Comprehensive Income.

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

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2016	2015	2014
Numerator—basic:
Net income	$20,519	$11,585	$6,826
Less deemed dividend on redeemable convertible preferred stock	—	—	(987)
Net income before preferred rights dividend	20,519	11,585	5,839
Less undistributed earnings to preferred stock - basic	—	—	(567)
Net income attributable to common stockholders - basic	$20,519	$11,585	$5,272

Numerator—diluted:
Net income	$20,519	$11,585	$6,826
Less deemed dividend on redeemable convertible preferred stock	—	—	(987)
Net income before preferred rights dividend	20,519	11,585	5,839
Less undistributed earnings to preferred stock - diluted	—	—	(514)
Net income attributable to common stockholders - diluted	$20,519	$11,585	$5,325

Denominator:
Weighted-average common shares - basic common stock	20,067,152	19,398,991	16,182,569
Weighted-average common shares - diluted common stock	21,095,867	20,708,170	18,037,498

Net income per share - basic common stock	$1.02	$0.60	$0.33
Net income per share - diluted common stock	$0.97	$0.56	$0.30

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	20,067,152	19,398,991	16,182,569
Warrants	—	10,579	128,016
Stock options	1,028,715	1,298,600	1,726,913
Weighted-average common shares - diluted common stock	21,095,867	20,708,170	18,037,498
Shares excluded from diluted weighted-average shares:
Stock options	841,760	744,301	546,142
Shares excluded from diluted weighted-average shares:	841,760	744,301	546,142

The computations of diluted net income attributable to common stockholders exclude common stock options, which were anti-dilutive for the periods ended December 31, 2016 and December 31, 2015.

Recent accounting pronouncements

Income taxes pronouncement:

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

In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact of the Company’s pending adoption of ASU No. 2014-09 on the Company’s financial statements and has not yet determined the method by which the Company will adopt the standard.

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

In December 2016, the FASB issued ASU No. 2016-09 and No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is an amendment to ASU No. 2014-09 that clarify certain items within the amendment.  The implementation guidelines follow ASU No. 2014-09.

Inventory pronouncement:

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

Leases pronouncement:

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company is currently evaluating the effect of the new lease recognition guidance and has not yet determined the impact on the Company’s results of operations and financial condition.

Stock compensation pronouncement:

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

The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which requires any adjustments to be recorded as of the beginning of fiscal 2016.  As a result, the Company used the modified retrospective method to record an adjustment of $12,226 to deferred tax assets and accumulated deficit as of January 1, 2016, and an adjustment to the previously reported unaudited first, second, and third quarter 2016 provision for income taxes of approximately $156, $2,350, and $1,791, respectively, for the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital.  The adoption of this ASU impacted our previously reported unaudited quarterly results during fiscal year 2016 as follows:

	(unaudited)
	March 31, 2016		June 30, 2016		September 30, 2016
(amounts in thousands)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Deferred tax assets	$14,474	$26,856	$11,504	$26,236	$9,514	$26,037
Total assets	168,400	180,782	182,786	197,518	194,791	211,314
Accumulated deficit	(42,743)	(30,361)	(37,601)	(22,869)	(34,146)	(17,623)
Total stockholders' equity	138,189	150,571	147,503	162,235	156,082	172,605

	(unaudited)
	For the Three Months Ended
(amounts in thousands, except share and	March 31, 2016		June 30, 2016		September 30, 2016
per share amounts)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Provision for income taxes	$1,035	$879	$2,900	$550	$1,994	$203
Net income	2,365	2,521	5,142	7,492	3,455	5,246

Weighted-average common shares -	19,827,669	19,827,669	19,972,395	19,972,395	20,157,688	20,157,688
basic common stock
Weighted-average common shares -	20,783,943	20,840,367	20,925,613	20,997,429	21,100,725	21,182,587
diluted common stock

Net income per share - basic common stock	$0.12	$0.13	$0.26	$0.38	$0.17	$0.26
Net income per share - diluted common stock	0.11	0.12	0.25	0.36	0.16	0.25

	(unaudited)
	For the Six Months Ended		For the Nine Months Ended
(amounts in thousands, except share and	June 30, 2016		September 30, 2016
per share amounts)	As reported	As adjusted	As reported	As adjusted
Provision for income taxes	$3,935	$1,429	$5,929	$1,632
Net income	7,507	10,013	10,962	15,259

Weighted-average common shares -	19,900,032	19,900,032	19,986,544	19,986,544
basic common stock
Weighted-average common shares -	20,860,878	20,931,802	20,924,022	21,000,945
diluted common stock

Net income per share - basic common stock	$0.38	$0.50	$0.55	$0.76
Net income per share - diluted common stock	0.36	0.48	0.52	0.73

Additional amendments to this ASU related to income taxes and minimum statutory withholding tax requirements had no impact to accumulated deficit, where the cumulative effect of these changes is required to be recorded.  The Company also elected to continue to estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows as such cash flows will be presented as a financing activity prospectively.

Financial instruments pronouncement:

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments.  The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities.  The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a material impact on the Company’s financial statement presentation or results.

Statement of cash flows pronouncement:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a material impact on the Company’s financial statement presentation or results.

3. Intangible assets

There were no impairments recorded related to these intangible assets as of December 31, 2016 and 2015.  Amortization expense for intangible assets for the years ended December 31, 2016, 2015 and 2014 was $101, $86 and $150 respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$118	$67
Patents and websites	5	873	810	63
Commercials	2-3	287	176	111
Total		$1,345	$1,104	$241

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2015	(in years)	amount	amortization	Net amount
Licenses	10	$185	$100	$85
Patents and websites	5	873	779	94
Commercials	2	174	124	50
Total		$1,232	$1,003	$229

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

(amounts in thousands)	Intangible
Years ending December 31,	amortization
2017	$101
2018	86
2019	33
2020	9
2021	6
Thereafter	6
Total	$241

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2016 and 2015 consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Accounts payable	$5,738	$7,448
Accrued inventory (in-transit and unvouchered receipts) and trade payables	4,290	3,548
Accrued purchasing card liability	1,760	1,581
Accrued franchise, sales and use taxes	281	45
Other accrued expenses	726	245
Accounts payable and accrued expenses	$12,795	$12,867

5. Long-term debt

JP Morgan Chase debt

In November 2014, the Company secured a primary banking relationship that provides access to a $15,000 working capital revolving line of credit, and treasury and cash management services through commercial banking with JP Morgan Chase Bank.  This agreement is a three-year working capital revolving line of credit which replaced the previous loan facility the Company maintained with Comerica.  The interest rate on outstanding debt balances will be London Interbank Offer Rate (LIBOR) plus 1.25%.

The Company is required to maintain at all times a tangible net worth of $90,000 and EBITDA (i) of $10,000 for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12,500 for any four-quarter test period commencing with the four-quarter test period ended June 30, 2016 and continuing thereafter. As of December 31, 2016, the Company had $43,583 in EBITDA and was required to have $12,500. In addition, the Company had a tangible net worth of $181,847 and was required to have $90,000. The revolving line of credit also restricts the Company’s ability to pay dividends.  The Company may pay dividends, share repurchases or acquisitions in the aggregate not to exceed $1,000 in any fiscal year provided that no event of default has occurred. As of December 31, 2016, the Company had $15,000 in available debt capacity under the revolving facility.

Patent purchase obligation

The contractual obligations schedule below relates to the acquisition of patents which are reflected in intangible assets and were acquired in 2011.

	December 31,
(amounts in thousands)	2016	2015
Contractual obligation, bearing imputed interest at prime plus two, quarterly payments of $53 beginning May 2011 through October
2014 and quarterly payments of $81 beginning January 2015 through
October 2016	$—	$315
Less: current maturities	—	(315)
Long-term debt, net of current portion	$—	$—

6. Income taxes

The provision for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2016	2015	2014
Current tax expense (benefit)
Federal	$451	$(140)	$1,139
State	776	102	525
Total current tax expense (benefit)	1,227	(38)	1,664
Deferred tax expense
Federal	1,357	3,639	2,782
State	590	705	3
Total deferred tax expense	1,947	4,344	2,785
Tax benefit for change in valuation allowance	(968)	(1,164)	(1,223)
Total deferred tax expense, net	979	3,180	1,562
Income tax expense	$2,206	$3,142	$3,226

The components of deferred tax assets and liabilities consist of the following:

	As of
	December 31,
(amounts in thousands)	2016	2015
Deferred tax assets (liabilities)
Accrued expenses	$6,199	$4,031
Net operating loss and credit carryforward	16,505	11,874
Allowance, reserves and other	8,690	6,527
Stock-based compensation	2,378	982
Deferred tax assets	33,772	23,414
Valuation allowance	(767)	(1,735)
Net deferred tax assets	33,005	21,679
Property, plant, and equipment	(6,351)	(6,215)
Total	$26,654	$15,464

In the fourth quarter of 2016, Inogen elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, where income tax effects of share-based payment awards are recognized as income tax expense or benefit in the income statement when the awards vests or are settled. The tax effects of exercised or vested awards are treated as discrete items in the interim reporting period in which they occur. Any adjustments as a result of the early adoption are reflected as of the beginning of the year of adoption. Upon adoption date, the Company recognized previously unrecognized excess tax benefits which resulted in cumulative-effect increase of $12,226 to deferred tax assets and retained earnings. Further, as of December 31, 2016, the Company recognized $6,042 in discrete tax benefits related to share-based payment accounting.

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the last three years is as follows:

	Years ended December 31,
	2016	2015	2014
U.S. Statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	0.88	2.00	2.47
Nondeductible expenses	0.11	0.16	0.11
Stock-based compensation	(23.74)	0.65	1.28
Remeasured deferred for state rate change	0.09	(0.03)	(0.25)
Change in valuation allowance	(4.26)	(7.91)	(12.16)
R&D credit, net of reserve	(1.75)	(2.97)	(3.49)
Expiration of net operating losses	4.51	1.17	8.09
Reassessment of prior year APIC benefit	—	(3.11)	—
Other	(0.13)	(2.63)	2.04
Effective income tax rate	9.71%	21.33%	32.09%

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2013 for federal and 2012 to 2013 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2016, the Company had $36,925 and $20,174 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2026 and 2017 for federal and state purposes, respectively, if not utilized. As of December 31, 2016, the Company had federal and California research and development credit carryforward of $1,849 and $1,885, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

The Company’s existing net operating losses (NOLs) and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and if the Company undergoes one or more future ownership changes, the Company’s ability to utilize its NOLs and credit carryforwards could be further limited.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. During the year ended December 31, 2016, the Company released $968 of the valuation allowance that had been established against California net operating losses that expired during the year.

As of December 31, 2016 and 2015, the Company was able to determine that, based upon future projections of income, it is more likely than not that all of its federal NOLs will be utilized before they expire. However, the Company determined that some of its California NOLs will expire unused and therefore has a valuation allowance of $767 relating to these NOLs as of December 31, 2016. In the current period, the Company released (or reversed) $968 of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income, resulting in a determination that is more likely than not that $7,035 ($410 tax effected) of the California NOLs will be utilized.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income tax expense. No significant interest or penalties were recognized during the periods presented.

Included in the balance of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, are $934, $773 and $577, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
(amounts in thousands)	2016	2015	2014
Reconciliation of liability for unrecognized tax benefits
Balance at beginning of period	$773	$577	$306
Additions based on tax positions related to current year	161	176	123
Additions for tax positions of prior years	—	20	148
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at end of period	$934	$773	$577

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

There was no outstanding convertible preferred stock as of December 31, 2016 and 2015, respectively.

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

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2016, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2016, 2015 and 2014.

Stock incentive plans

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock.  As of December 31, 2016, options to purchase 412,248 shares of common stock remained outstanding under the 2012 Plan.  The 2012 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock.  As of December 31, 2016, options to purchase 151,384 shares of common stock remained outstanding under the 2002 Plan.  The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.  The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2016, options to purchase 1,791,895 shares of the Company’s common stock were outstanding, and 434,160 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2013	2,328,675	$0.60-$8.70	$1.94	7.04	$10.23
Granted	754,916	16.62-24.52	17.81
Exercised	(736,519)	0.60-16.62	1.28
Forfeited	(80,640)	0.60-16.62	5.81
Expired	(4,799)	0.60-8.37	1.09
Outstanding as of December 31, 2014	2,261,633	0.60-24.52	7.31	6.43	24.06
Vested and exercisable as of December 31, 2014	1,100,539	0.60-18.93	2.02	5.73	29.35
Vested and expected to vest as of December 31, 2014	2,144,974	0.60-24.52	7.19	6.38	24.18

Outstanding as of December 31, 2014	2,261,633	0.60-24.52	7.31	6.43	24.06
Granted	759,301	37.10-46.66	39.91
Exercised	(676,715)	0.60-24.52	2.39
Forfeited	(48,849)	0.75-38.54	16.28
Expired	—	—	—
Outstanding as of December 31, 2015	2,295,370	0.60-46.66	19.36	5.98	21.07
Vested and exercisable as of December 31, 2015	933,707	0.60-46.66	7.16	5.55	32.97
Vested and expected to vest as of December 31, 2015	2,179,294	0.60-46.66	19.15	5.96	21.27

Outstanding as of December 31, 2015	2,295,370	0.60-46.66	19.36	5.98	21.07
Granted	683,998	44.19-58.95	44.70
Exercised	(570,079)	0.60-46.66	12.32
Forfeited	(53,247)	1.17-44.19	28.09
Expired	(515)	8.70	8.70
Outstanding as of December 31, 2016	2,355,527	0.60-58.95	28.22	5.42	38.95
Vested and exercisable as of December 31, 2016	1,023,865	0.60-46.66	16.61	4.96	50.56
Vested and expected to vest as of December 31, 2016	2,259,811	$0.60-$46.66	$27.95	5.40	$39.22

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

As of December 31, 2016, a total of 438,365 shares of common stock were available for sale pursuant to the ESPP.  The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2016, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years ended December 31,
(amounts in thousands)	2016	2015	2014
Stock-based compensation expense by type of award:
Stock option plan awards	$6,850	$3,280	$1,317
Employee stock purchase plan	444	360	134
Total stock-based compensation expense	$7,294	$3,640	$1,451

Employee stock-based compensation expense recognized in 2016, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 6.9%, 7.5% and 6.9%, respectively, based on the Company’s historical option cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Years ended December 31,
(amounts in thousands)	2016	2015	2014
Cost of revenue	$639	$433	$172
Sales and marketing	1,142	1,009	443
General and administrative	4,737	1,767	658
Research and development	776	431	178
Total stock-based compensation expense	$7,294	$3,640	$1,451

The unrecognized compensation expense related to non-vested share based compensation granted under the Plans as of December 31, 2016, 2015 and 2014 was $16,057, $12,095 and $4,948, respectively.

Valuation assumptions

The employee stock-based compensation expense recognized under ASC 718 was determined using the Black-Scholes method.

Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. The expected term of the options was based on the simplified method outlined in ASC 718. The volatility factors were based on five peer companies selected from Dow Jones Industry Classification Benchmark (ICB) codes 4535 and 4537. These codes include companies which are the same market categories as the Company, which is the medical equipment and supplies line of business. The peer companies were selected based on similarity of market capitalization, size and certain operating characteristics. The calculated volatility value was established by taking the historical daily closing values prior to grant date, over a period equal to the expected term, for each of the peer companies. The Company consistently applies this methodology using same or similar public companies until sufficient historical information regarding the volatility of the Company’s common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

When the period of data available was less than the expected term, closing values for the longest period of time available were used. The calculated historical volatility of each of these companies was then averaged to determine the calculated value used by the Company.

The value of employee options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2016	2015	2014
Expected term (years)	3.54-5.48	3.50-5.48	4.02-6.99
Risk free interest rate	1.00-1.40%	0.95-1.77%	1.32-2.02%
Expected dividend yield	None	None	None
Volatility	43.95-45.93%	41.99-44.87%	42.15-52.73%

Under these assumptions, the total weighted-average fair value of stock options granted during the years ended December 31, 2016, 2015, and 2014 was $6,408, $2,428 and $5,329, respectively.

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

There are no outstanding warrants as of December 31, 2016 and December 31, 2015.

A reconciliation of warrant activity from January 1, 2015 to December 31, 2015 is as follows:

	Issued and			Issued and
	outstanding			outstanding
	warrants as of	Warrants	Warrants	warrants as of
	January 1, 2015	exercised	expired	December 31, 2015
Common stock	15,218	15,218	—	—

The fair value of the preferred warrant liability was $0 at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded a gain (loss) of $0, $0 and $36, respectively, on the change in fair value of the preferred warrants.

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plans for the benefit of eligible employees.  Under terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis.  The Company began matching contributions effective January 1, 2017.  The Company made no contributions to the 401(k) plan for the years ended December 31, 2016, 2015, and 2014.

Accumulated other comprehensive income

Accumulated balances of the components within accumulated other comprehensive income (loss) were related to unrealized losses on foreign currency hedging and available-for-sale investments, net of tax, for the years ended December 31, 2016 and 2015 were $(35) and $(37), respectively.

8. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. At December 31, 2016, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

December 31,
(amounts in thousands)	2016
2017	$1,169
2018	1,156
2019	1,155
2020	755
2021	249
Thereafter	21
Total	$4,505

Rent expense of $1,028, $900 and $750 for the years ended December 31, 2016, 2015 and 2014, respectively, was included in the accompanying statements of comprehensive income.

Purchase obligations

The Company had $44,800 of outstanding purchase orders with its outside vendors and suppliers as of December 31, 2016. In addition, the Company entered into agreements for other services.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2016, 2015 and 2014:

	December 31,
(amounts in thousands)	2016	2015	2014
Product warranty liability at beginning of period	$1,973	$1,115	$809
Accruals for warranties issued	3,123	1,871	1,075
Adjustments related to preexisting warranties (including changes in estimates)	118	510	406
Settlements made (in cash or in kind)	(1,734)	(1,523)	(1,175)
Product warranty liability at end of period	$3,480	$1,973	$1,115

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

The Defendant filed requests with the U.S. Patent and Trademark Office seeking an inter partes reexamination of the ’343 and ’136 patents. The Defendant also filed a motion to stay the Inova Labs Lawsuit pending outcome of the reexamination. On March 20, 2012, the Court granted the Defendant’s motion to stay the Inova Labs Lawsuit pending outcome of the reexamination and also granted the Company’s motion to dismiss the Defendant’s inequitable conduct counterclaim. The U.S. Patent and Trademark Office issued an inter partes Reexamination Certificate for the ‘343 patent on December 7, 2015 and issued an inter partes Reexamination Certificate for the ‘136 patent on October 16, 2016.

On February 4, 2016, ResMed Inc. announced the completion of the acquisition of Inova Labs Inc.  The parties reached a mutually agreeable settlement in June 2016. On June 30, 2016, the parties filed a Stipulated Dismissal with Prejudice of all claims in this lawsuit and a Joint Motion to Dismiss the reexamination proceeding for the ‘136 patent. The Company recognized a gain of $1,000 related to the settlement during the twelve months ended December 31, 2016 classified within general and administrative expense and the receivable was recorded in prepaid expenses and other current assets as of December 31, 2016. In addition, the settlement included a gain contingency of $250 for future services and licensing fees charged by the Defendant. The Company received $1,250 on July 26, 2016 finalizing the payment of this settlement. The Company recorded a gain of $1,126 during the twelve months ended December 31, 2016 classified within general and administrative expense. The remaining deferred gain contingency of $124 as of December 31, 2016 was recorded within accounts payable and accrued expenses and will be recognized when services are rendered or incurred.  The parties are also collaborating on a study of the use of portable oxygen concentrators.

Separation Design Group litigation

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against the Company in the United States District Court for the Central District of California. On December 7, 2015, SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleges that the Company willfully infringes U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against the Company.

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

Labor law dispute

On April 13, 2016, Ryan Casper and Shane Hoefer (Plaintiffs) filed a lawsuit against the Company on behalf of themselves and all other similarly situated employees in the Superior Court for Santa Barbara County, California. The complaint alleges failure to pay overtime wages, failure to allow and pay for meal periods, and other alleged violations of California wage and hour law. The Plaintiffs and class members are seeking compensatory damages in the amount of all wages, interest, and penalties allegedly due, as well as liquidated damages, attorney’s fees and other relief. The parties successfully mediated the claims and reached a settlement in April 2016. While the Company disputes the claims, it agreed to the settlement with no admission of liability to avoid the risks and costs associated with litigating the claims. During the twelve months ended December 31, 2016, the Company incurred approximately $924 for the settlement costs which were paid in December 2016.

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

9. Foreign currency exchange contracts and hedging

As of December 31, 2016 and December 31, 2015, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $456 and $911 for 2016, respectively, and $0 and $5,686 for 2015, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and have an unrealized gain of approximately $47, net of tax for 2016, and an unrealized loss of approximately $14, net of tax for 2015. The Company did not have any hedges during 2014.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2016 and December 31, 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of December 31, 2016, the Company had four designated hedges and two non-designated hedges.  As of December 31, 2015, the Company had twenty-four designated hedges.

10. Quarterly summary of information (unaudited)

The following table sets forth the Company’s unaudited quarterly statements of income data in dollars for each of the eight quarters in the period ended December 31, 2016. The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As such, certain statements of income data for the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016 included the impacts of early adoption of ASU 2016-09. See Note 2 of the accompanying notes to our financial statement for additional information related to this adoption. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2016	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$42,989	$54,567	$54,422	$50,851
Gross profit	21,279	26,215	25,128	24,688
Income before provision for income taxes	3,400	8,042	5,449	5,834
Provision for income taxes	879	550	203	574
Net income	2,521	7,492	5,246	5,260
Net income per share attributable to
common stockholders:
Basic	$0.13	$0.38	$0.26	$0.26
Diluted	$0.12	$0.36	$0.25	$0.25
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,827,669	19,972,395	20,157,688	20,310,857
Diluted common shares	20,840,367	20,997,429	21,182,587	21,362,513

(amounts in thousands, except share and per share amounts)
Quarterly Results 2015	Q1 March	Q2 June	Q3 September	Q4 December
Net revenue	$33,752	$44,029	$40,778	$40,446
Gross profit	16,023	20,822	19,375	20,038
Income before provision (benefit) for income taxes	2,418	5,314	3,678	3,317
Provision (benefit) for income taxes	846	1,855	982	(541)
Net income	1,572	3,459	2,696	3,858
Net income per share attributable to
common stockholders:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.08	$0.17	$0.13	$0.19
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,167,585	19,310,064	19,428,653	19,689,662
Diluted common shares	20,562,040	20,672,414	20,783,550	20,812,773

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Schedule II: Valuation and Qualifying Accounts

	Balance
	Beginning				Balance at
(amounts in thousands)	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2016
Allowance for doubtful accounts (1)	$1,664	$3,580	$2,575	$(800)	$1,869
Allowance for sales returns (2)	366	7,502	7,283	—	585
Allowance for rental revenue adjustments (3)	4,115	10,777	9,614	800	6,078
Allowance for inventory reserves (4)	128	133	70	—	191
Allowance for rental asset loss (5)	850	455	580	—	725
Year ended December 31, 2015
Allowance for doubtful accounts (1)	$1,180	$2,680	$2,196	$—	$1,664
Allowance for sales returns (2)	173	4,918	4,725	—	366
Allowance for rental revenue adjustments (3)	2,392	8,543	6,820	—	4,115
Allowance for inventory reserves (4)	141	89	102	—	128
Allowance for rental asset loss (5)	832	498	480	—	850
Year ended December 31, 2014
Allowance for doubtful accounts (1)	$1,141	$1,692	$1,404	$(249)	$1,180
Allowance for sales returns (2)	134	3,451	3,412	—	173
Allowance for rental revenue adjustments (3)	2,115	8,267	8,239	249	2,392
Allowance for inventory reserves (4)	100	201	160	—	141
Allowance for rental asset loss (5)	157	1,443	768	—	832

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

(3)

The additions to the allowance for rental revenue adjustments represent estimates of revenue adjustments that will need to be recorded for billing adjustments on rental revenue, net of recoveries. Deductions are the actual adjustments and write-offs of the rental receivables for such revenue adjustments.

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

Date: February 28, 2017

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

Signature	Title	Date

/s/ Raymond Huggenberger	Chief Executive Officer and Director	February 28, 2017
Raymond Huggenberger	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer	February 28, 2017
Alison Bauerlein	(Principal Accounting and Financial Officer)

/s/ Scott Wilkinson	President, Chief Operating Officer and Director	February 28, 2017
Scott Wilkinson

/s/ Heath Lukatch, Ph.D.	Chairman of the Board	February 28, 2017
Heath Lukatch, Ph.D.

/s/ Benjamin Anderson-Ray	Director	February 28, 2017
Benjamin Anderson-Ray

/s/ Heather Rider	Director	February 28, 2017
Heather Rider

/s/ Loren McFarland	Director	February 28, 2017
Loren McFarland

/s/ R. Scott Greer	Director	February 28, 2017
R. Scott Greer

/s/ Scott Beardsley	Director	February 28, 2017
Scott Beardsley

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s 2007 convertible note financing.	S-1	4.3	11/27/13
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Registrant’s Series E Preferred Stock Financing.	S-1	4.4	11/27/13
4.5	Form of Warrant to Purchase Series C Convertible Preferred Stock.	S-1	4.5	11/27/13
4.6	Form of Warrant to Purchase Series D Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement dated July 7, 2006.	S-1	4.6	11/27/13
4.7	Form of Warrant to Purchase Series D Convertible Preferred Stock issued in connection with the Registrant’s Note and Warrant Purchase Agreement dated September 1, 2006.	S-1	4.7	11/27/13
4.8	Warrant to Purchase Series D Convertible Preferred Stock, dated September 18, 2006, issued to Venture Lending and Leasing IV, LLC.	S-1	4.8	11/27/13
4.9	Form of Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.9	11/27/13
4.10	Form of Second Warrant to Purchase Series E Convertible Preferred Stock.	S-1	4.10	11/27/13
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7+	Form Agreements under the 2014 Equity Incentive Plan.	S-1/A	10.7	01/28/14
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13
10.11+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	Filed Herewith
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.15	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14
10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14
10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13
10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.23	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.24	Inogen Continuing Security, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.24	04/27/15
10.25	Inogen Credit Agreement, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.25	04/27/15
10.26	Inogen LC Note, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.26	04/27/15
10.27	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.28+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers	Filed Herewith
10.29	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP	8-K	10.1	11/10/15

10.30*	Private Label Distribution Agreement, effective as of November 12, 2014, between the Registrant and Applied Home Healthcare Equipment LLC, as amended	10-Q	10.1	11/03/16
16.1	Letter to Securities and Exchange Commission from BDO USA, LLP, dated August 18, 2015	8-K	16.1	8/20/15
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
+	Indicates a management contract or compensatory plan.
*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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