Form 10-Q
period 2017-03-31
Inogen Inc
filed 2017-05-09
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 28, 2017, the registrant had 20,581,694 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$105,105	$92,851
Marketable securities	23,135	21,033
Accounts receivable, net	30,927	30,828
Inventories, net	13,961	14,343
Deferred cost of revenue	382	398
Income tax receivable	562	433
Prepaid expenses and other current assets	2,432	1,659
Total current assets	176,504	161,545
Property and equipment
Rental equipment, net	53,482	54,582
Manufacturing equipment and tooling	6,323	6,133
Computer equipment and software	4,803	4,705
Furniture and equipment	779	779
Leasehold improvements	832	816
Land and building	125	125
Construction in process	305	75
Total property and equipment	66,649	67,215
Less accumulated depreciation	(42,851)	(42,016)
Property and equipment, net	23,798	25,199
Intangible assets, net	214	241
Deferred tax asset - noncurrent	26,708	26,654
Other assets	405	410
Total assets	$227,629	$214,049

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$16,849	$12,795
Accrued payroll	3,832	6,123
Warranty reserve - current	1,848	1,688
Deferred revenue - current	2,760	2,239
Total current liabilities	25,289	22,845
Long-term liabilities
Warranty reserve - noncurrent	2,160	1,792
Deferred revenue - noncurrent	7,142	7,042
Other noncurrent liabilities	263	282
Total liabilities	34,854	31,961
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 20,559,077 and 20,389,860 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	199,160	194,466
Accumulated deficit	(6,431)	(12,363)
Accumulated other comprehensive income (loss)	26	(35)
Total stockholders' equity	192,775	182,088
Total liabilities and stockholders' equity	$227,629	$214,049

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Revenue
Sales revenue	$45,966	$32,811
Rental revenue	6,534	10,178
Total revenue	52,500	42,989
Cost of revenue
Cost of sales revenue	21,913	16,507
Cost of rental revenue, including depreciation of $2,689 and $2,947, respectively	4,843	5,203
Total cost of revenue	26,756	21,710
Gross profit
Gross profit-sales revenue	24,053	16,304
Gross profit-rental revenue	1,691	4,975
Total gross profit	25,744	21,279
Operating expense
Research and development	1,309	1,168
Sales and marketing	10,529	8,965
General and administrative	8,335	7,869
Total operating expense	20,173	18,002
Income from operations	5,571	3,277
Other income (expense)
Interest expense	—	(3)
Interest income	101	29
Other income	207	97
Total other income, net	308	123
Income before provision (benefit) for income taxes	5,879	3,400
Provision (benefit) for income taxes	(53)	879
Net income	5,932	2,521
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on foreign currency hedging	54	(92)
Less: reclassification adjustment for net (gains) losses included in net income	(57)	—
Total net change in unrealized gains (losses) on foreign currency hedging	(3)	(92)
Change in net unrealized gains (losses) on available-for-sale investments	64	11
Total other comprehensive income (loss), net of tax	61	(81)
Comprehensive income	$5,993	$2,440

Basic net income per share attributable to common stockholders (Note 5)	$0.29	$0.13
Diluted net income per share attributable to common stockholders (Note 5)	$0.27	$0.12
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,489,532	19,827,669
Diluted common shares	21,579,721	20,840,367

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statement of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2015	19,782,403	$20	$179,143	$(45,108)	$(37)	$134,018
Cumulative effect of change
in accounting principle	—	—	—	12,226	—	12,226
Stock-based compensation	—	—	1,295	—	—	1,295
Employee stock purchases	17,724	—	500	—	—	500
Stock options exercised	77,359	—	92	—	—	92
Net income	—	—	—	2,521	—	2,521
Other comprehensive income	—	—	—	—	(81)	(81)
Balance, March 31, 2016	19,877,486	$20	$181,030	$(30,361)	$(118)	$150,571
Balance, December 31, 2016	20,389,860	20	194,466	(12,363)	(35)	182,088
Stock-based compensation	—	—	1,891	—	—	1,891
Employee stock purchases	11,805	—	581	—	—	581
Stock options exercised	157,412	—	2,222	—	—	2,222
Net income	—	—	—	5,932	—	5,932
Other comprehensive income	—	—	—	—	61	61
Balance, March 31, 2017	20,559,077	$20	$199,160	$(6,431)	$26	$192,775

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$5,932	$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,204	3,448
Loss on rental units and other fixed assets	325	306
Gain on sale of former rental assets	(37)	—
Provision for sales returns and doubtful accounts	3,181	2,907
Provision for rental revenue adjustments	1,731	2,644
Provision for inventory obsolescence and other inventory losses, net of recoveries	7	17
Stock-based compensation expense	1,891	1,295
Deferred tax assets	(54)	834
Changes in operating assets and liabilities:
Accounts receivable	(5,015)	(9,486)
Inventories	49	(2,170)
Deferred cost of revenue	16	(123)
Income tax receivable	(129)	—
Prepaid expenses and other current assets	(773)	(315)
Accounts payable and accrued expenses	4,045	4,260
Accrued payroll	(2,291)	(2,254)
Warranty reserve	528	456
Deferred revenue	621	458
Income tax payable	—	(5)
Other noncurrent liabilities	(19)	(16)
Net cash provided by operating activities	13,212	4,777
Cash flows from investing activities
Purchases of available-for-sale investments	(9,988)	(6,990)
Maturities of available-for-sale investments	7,950	10,100
Investment in property and equipment	(593)	(714)
Production and purchase of rental equipment	(1,188)	(1,455)
Proceeds from sale of former assets	54	—
Reimbursement of deposit	—	1
Net cash provided by (used in) investing activities	(3,765)	942

(continued on next page)

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from financing activities
Proceeds from stock options exercised	2,222	92
Proceeds from employee stock purchases	581	500
Repayment of debt from investment in intangible assets	—	(77)
Net cash provided by financing activities	2,803	515
Effect of exchange rates on cash	4	60
Net increase in cash and cash equivalents	12,254	6,294
Cash and cash equivalents, beginning of period	92,851	66,106
Cash and cash equivalents, end of period	$105,105	$72,400
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$4
Cash paid during the period for income taxes, net	45	5

See accompanying condensed notes to the financial statements.

Inogen, Inc.

Condensed Notes to the Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. The Company’s Inogen One G4®, Inogen One G3® and Inogen One G2® have up to 2.6, 4.7 and 5.0 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2015. The Company estimates based on 2015 Medicare data that patients using portable oxygen concentrators represent approximately 8% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay sales into the market. Based on 2015 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators, as well as the largest provider of portable oxygen concentrators to Medicare patients, as measured by dollar volume. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented more than 255,000 of its Inogen oxygen concentrators as of March 31, 2017.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements are unaudited. The balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2017. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, stock compensation expense, depreciation and amortization, income tax provision and uncertain tax positions, and fair value of financial instruments. Actual results could differ from these estimates.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

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

Recently adopted accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities to measure most inventory “at the lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material effect on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Certain amendments related to ASU No. 2016-09 are implemented with changes recognized on a modified retrospective transition method, retrospectively as well as prospectively. Early application is permitted for any entity in any interim or annual period. If early adoption is elected during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The Company elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016, which requires any adjustments to be recorded as of the beginning of fiscal 2016.  As a result, the Company used the modified retrospective method to record an adjustment to the previously reported unaudited first quarter of 2016 provision for income taxes of approximately $156 for the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital.  The adoption of this ASU impacted the Company’s previously reported unaudited quarterly results during fiscal year 2016 as follows:

	For the Three Months Ended
	March 31, 2016
	As reported	As adjusted
Provision for income taxes	$1,035	$879
Net income	2,365	2,521

Weighted-average common shares - basic common stock	19,827,669	19,827,669
Weighted-average common shares - diluted common stock	20,783,943	20,840,367

Net income per share - basic common stock	$0.12	$0.13
Net income per share - diluted common stock	0.11	0.12

Additional amendments to this ASU related to income taxes and minimum statutory withholding tax requirements had no impact to accumulated deficit, which the cumulative effect of these changes is required to be recorded.  The Company also elected to continue to estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows as such cash flows will be presented as a financing activity prospectively.

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

3. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable and accrued expenses approximate fair values based on the short-term nature of these financial instruments.

Imputed interest associated with the Company’s non-interest bearing debt was insignificant and was appropriately recognized in the respective periods.

Fair value accounting

Accounting Standards Codification (ASC) 820 —Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$51,200	$—	$51,200	$51,200	$—
Level 1:
Money market accounts	46,162	—	46,162	46,162	—

Level 2:
Certificates of deposit	13,586	(4)	13,582	1,718	11,864
Corporate bonds	13,316	(21)	13,295	6,025	7,270
Agency mortgage-backed securities	4,005	(4)	4,001	—	4,001
Total	$128,269	$(29)	$128,240	$105,105	$23,135

	As of December 31, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$48,533	$—	$48,533	$48,533	$—
Level 1:
Money market accounts	39,277	—	39,277	39,277	—

Level 2:
Certificates of deposit	15,904	(8)	15,896	5,041	10,855
Corporate bonds	10,200	(22)	10,178	—	10,178
Agency mortgage-backed securities	—	—	—	—	—
Total	$113,914	$(30)	$113,884	$92,851	$21,033

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

March 31,
2017
Due within one year	$23,135

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with each derivative instrument and hedging activity at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, net in the balance sheet. The Company had a net receivable of $89 and $15 as of March 31, 2017 and December 31, 2016, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Unrealized	Unrealized	Accumulated
	gains (losses) on	gains (losses)	other
	available-for-	on cash	comprehensive
	sale investments	flow hedges	income (loss)
Balance as of December 31, 2016	$(82)	$47	$(35)
Other comprehensive gain (loss), net of tax	64	(3)	61
Balance as of March 31, 2017	$(18)	$44	$26

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net in the statements of comprehensive income. During the three months ended March 31, 2017 and 2016, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and marketable securities consist of the following:

	March 31,	December 31,
Cash and cash equivalents	2017	2016
Cash	$51,200	$48,533
Money market accounts	46,162	39,277
Certificates of deposit	1,718	5,041
Corporate bonds	6,025	—
Total cash and cash equivalents	$105,105	$92,851
Marketable securities
Certificates of deposit	$11,864	$10,855
Corporate bonds	7,270	10,178
Agency mortgage-backed securities	4,001	—
Total marketable securities	$23,135	$21,033

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

The Company also records an allowance for rental revenue adjustments, which is recorded as a reduction of rental revenue and net rental accounts receivable balances. These adjustments result from contractual adjustments, including untimely claims filings, or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The allowance is based on historical revenue adjustments as a percentage of rental revenue billed and unbilled during the related period.

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

As of March 31, 2017 and December 31, 2016, included in accounts receivable on the balance sheets were earned but unbilled receivables of $6,363 and $7,484, respectively. These balances reflect gross unbilled rental receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
Gross accounts receivable	2017	2016
Medicare	$10,583	$12,500
Medicaid/other government	564	617
Private insurance	2,740	3,475
Patient responsibility	3,898	3,227
Business-to-business & other receivables (1)	20,708	19,541
Total gross accounts receivable	$38,493	$39,360

Net accounts receivable (gross accounts receivable net of allowances) balance concentrations by major category as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
Net accounts receivable	2017	2016
Medicare	$6,452	$7,208
Medicaid/other government	392	410
Private insurance	2,202	1,832
Patient responsibility	2,404	2,538
Business-to-business & other receivables (1)	19,477	18,840
Total net accounts receivable	$30,927	$30,828

(1)

Business-to-business receivables include one single customer with an accounts receivable balance of $10,090, which represented more than 10% of the Company’s net accounts receivable balance as of March 31, 2017, and one single customer with an accounts receivable balance of $9,791, which represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2016.  This customer received extended payment terms through a direct financing plan offered.  The Company also has a credit insurance policy in place, which allocates up to $9,000 in coverage for this customer with a $500 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
Allowances - accounts receivable	2017	2016
Doubtful accounts	$1,824	$1,869
Rental revenue adjustments	4,628	6,078
Sales returns	1,114	585
Total allowances - accounts receivable	$7,566	$8,532

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company primarily sells its products to consumers on a prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2017, and no single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2016. One single customer with an

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

accounts receivable balance of $10,090, represented more than 10% of the Company’s net accounts receivable balance as of March 31, 2017, and one single customer with an accounts receivable balance of $9,791, represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2016.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.4% and 82.2% of rental revenue for the three months ended March 31, 2017 and March 31, 2016, respectively, and based on total revenue was 9.1% and 19.5% for the three months ended March 31, 2017 and March 31, 2016, respectively. Net accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $6,452 or 20.9% of total net accounts receivable as of March 31, 2017 as compared to $7,208, or 23.4% of total net accounts receivable as of December 31, 2016.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2017, the Company’s three major vendors accounted for 18.8%, 11.6%, and 10.9%, respectively, of total raw material purchases. For the three months ended March 31, 2016, the Company’s three major vendors accounted for 14.1%, 11.8% and 7.1%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 72.2% and 68.3% of the non-U.S. revenue for the three months ended March 31, 2017 and March 31, 2016, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2017 and March 31, 2016 is as follows:

	Three months ended March 31,
	2017	2016
U.S. revenue	$41,077	$33,024
Non-U.S. revenue	11,423	9,965
Total revenue	$52,500	$42,989

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventories related to inventories that are expected to be realized or consumed after one year of $309 and $314 as of March 31, 2017 and December 31, 2016, respectively.   Noncurrent inventories are primarily related to raw materials purchased to support long-term expected repairs in bulk-purchases to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials and work-in-progress	$11,072	$12,382
Finished goods	3,102	2,152
Less: reserves	(213)	(191)
Inventories	$13,961	$14,343

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

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Expenditures for additions, improvements and replacements are capitalized and depreciated or amortized to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $651 and $687 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three months ended March 31, 2017 and March 31, 2016, respectively.

	Three months ended March 31,
	2017	2016
Rental equipment	$2,689	$2,947
Other property and equipment	488	478
Total depreciation and amortization	$3,177	$3,425

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for March 31, 2017 and December 31, 2016, respectively.

	March 31,	December 31,
Property and equipment	2017	2016
Rental equipment, net of allowances of $617 and $725, respectively	$53,482	$54,582
Other property and equipment	13,167	12,633
Property and equipment	66,649	67,215

Accumulated depreciation
Rental equipment	34,294	33,937
Other property and equipment	8,557	8,079
Accumulated depreciation	42,851	42,016

Net property and equipment
Rental equipment	19,188	20,645
Other property and equipment	4,610	4,554
Property and equipment, net	$23,798	$25,199

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months ended March 31, 2017 and March 31, 2016.

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months ended March 31, 2017 and March 31, 2016. Amortization expense for intangible assets for the three months ended March 31, 2017 and March 31, 2016 was $27 and $23, respectively.

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$123	$62
Patents and websites	5	873	817	56
Commercials	2-3	287	191	96
Total		$1,345	$1,131	$214

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$118	$67
Patents and websites	5	873	810	63
Commercials	2-3	287	176	111
Total		$1,345	$1,104	$241

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

March 31, 2017
Remaining 9 months of 2017	$75
2018	86
2019	33
2020	9
2021	6
Thereafter	5
$214

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accounts payable and accrued expenses

Accounts payable and accrued expenses as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$8,885	$5,738
Accrued inventory (in-transit and unvouchered receipts) and trade payables	5,137	4,290
Accrued purchasing card liability	1,762	1,760
Accrued franchise, sales and use taxes	334	281
Other accrued expenses	731	726
Accounts payable and accrued expenses	$16,849	$12,795

5. Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260—Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and common stock warrants) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2017	2016
Numerator—basic and diluted:
Net income	$5,932	$2,521

Denominator:
Weighted-average common shares - basic common stock	20,489,532	19,827,669
Weighted-average common shares - diluted common stock	21,579,721	20,840,367

Net income per share - basic common stock	$0.29	$0.13
Net income per share - diluted common stock	$0.27	$0.12

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	20,489,532	19,827,669
Stock options	1,090,189	1,012,698
Weighted-average common shares - diluted common stock	21,579,721	20,840,367
Shares excluded from diluted weighted-average shares:
Stock options	25,700	773,033
Shares excluded from diluted weighted-average shares	25,700	773,033

The computations of diluted net income attributable to common stockholders excluded common stock options which were anti-dilutive for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

The Company operates in multiple states. The statute of limitations has expired for all tax years prior to 2012 for federal and 2011 to 2012 for various state tax jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

In the fourth quarter of 2016, the Company elected to early adopt ASU No. 2016-09, where income tax effects of stock-based compensation payment awards are recognized as income tax expense or benefit in the income statement when the awards vests or are settled. The tax effects of exercised or vested awards are treated as discrete items in the interim reporting period in which they occur. The Company recognized $2,213 and $156 in discrete tax benefits related to stock-based compensation payment accounting for the three months ended March 31, 2017 and March 31, 2016, respectively.

7. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2017, options to purchase 373,442 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of March 31, 2017, options to purchase 104,737 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2017, awards to purchase 1,672,138 shares of the Company’s common stock were outstanding, and 1,297,552 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2017, an additional 815,594 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Options

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2016	2,355,527	$0.60-$58.95	$28.22	5.42	$38.95
Granted	—	—	—
Exercised	(157,412)	0.60-46.66	13.80
Forfeited	(53,465)	38.54-58.95	45.63
Expired	(33)	8.70	8.70
Outstanding as of March 31, 2017	2,144,617	0.60-58.95	28.85	5.26	48.71
Vested and exercisable as of March 31, 2017	987,534	0.60-46.66	18.30	4.93	59.26
Vested and expected to vest as of March 31, 2017	2,063,240	$0.60-$46.66	$28.57	5.25	$48.99

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of March 31, 2017 and March 31, 2016 was $13,511 and $10,704, respectively.

Restricted Stock Units

The fair value of each restricted stock unit (RSU) is based on the fair market value of the awards on the grant date using the Black-Scholes pricing model. The shares vest and the restrictions lapse in one-fourth increments each year over a four-year service period.

RSU activity for the three months ended March 31, 2017, is summarized below:

		Weighted-
		average grant
		date fair value
	Units	per share
Unvested as of December 31, 2016	—	$—
Granted	5,700	73.26
Vested	—	—
Forfeited/canceled	—	—
Unvested as of March 31, 2017	5,700	$73.26

As of March 31, 2017, there were $370 of unrecognized compensation cost related to unvested employee RSUs.  This amount is expected to be recognized over a weighted-average period of 3.8 years.

Employee Stock Purchase Plan

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

As of March 31, 2017, a total of 605,629 shares of common stock were available for sale pursuant to the ESPP. The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2017, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Three months ended
	March 31,
	2017	2016
Stock-based compensation expense by type of award:
Stock option plan awards	$1,744	$1,204
Restricted stock units	24	—
Employee stock purchase plan	123	91
Total stock-based compensation expense	$1,891	$1,295

Employee stock-based compensation expense was calculated based on stock option plan awards and restricted stock units ultimately expected to vest based on the Company’s historical option cancellations. The employee stock-based compensation expense recognized for the three months ended March 31, 2017 and March 31, 2016 has been reduced for estimated forfeitures of stock option plan awards at a rate of 6.9% and 7.5%, respectively. The employee stock-based compensation expense recognized for the three months ended March 31, 2017 has been reduced for estimated forfeitures of restricted stock units at a rate of 5.7%. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2017 and March 31, 2016, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended
	March 31,
	2017	2016
Cost of revenue	$191	$119
Research and development	223	131
Sales and marketing	315	227
General and administrative	1,162	818
Total stock-based compensation expense	$1,891	$1,295

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees.  Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis.  The Company began matching employees’ contributions, effective January 1, 2017.  The Company made $174 in contributions to the 401(k) plan for the three months ended March 31, 2017.  The Company made no contributions to the 401(k) plan for the three months ended March 31, 2016.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Commitments and contingencies

Leases

The Company leases its offices and certain equipment under operating leases that expire through January 2022. As of March 31, 2017, the minimum aggregate payments due under non-cancelable leases are summarized as follows:

March 31, 2017
Remaining 9 months of 2017	$871
2018	1,157
2019	1,155
2020	755
2021	249
Thereafter	21
$4,208

Rent expense of $262 and $264 for the three months ended March 31, 2017 and March 31, 2016, respectively, was included in the accompanying statements of comprehensive income.

Purchase obligations

The Company had approximately $47,700 of outstanding purchase orders with its outside vendors and suppliers as of March 31, 2017. In addition, the Company entered into agreements for other services.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve month periods ended March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016
Product warranty liability at beginning of period	$3,480	$1,973
Accruals for warranties issued	1,071	3,123
Adjustments related to preexisting warranties (including changes in estimates)	—	118
Settlements made (in cash or in kind)	(543)	(1,734)
Product warranty liability at end of period	$4,008	$3,480

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

9. Foreign currency exchange contracts and hedging

As of March 31, 2017 and March 31, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $1,620 and $7,378, respectively, and $879 and $4,408, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and had an unrealized loss of approximately $3, net of tax, during the three months ended March 31, 2017, and an unrealized loss of approximately $92, net of tax, during the three months ended March 31, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2017 and March 31, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of March 31, 2017, the Company had twelve designated hedges and three non-designated hedges. As of March 31, 2016, the Company had twenty designated hedges.

10. Subsequent Events

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. The Company owns all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of the Company.

Inogen, Inc.

Condensed Notes to the Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

On May 4, 2017, the Company, through its wholly owned subsidiary, Inogen Europe Holding B.V., acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) for approximately $5,587 in cash. The purchase price is subject to a working capital adjustment, which is expected to be finalized within the next several months. MedSupport is engaged in the business of importing and distributing medical devices throughout Europe.  The acquisition allows the Company to add a European customer support and repair site in the Netherlands and is expected to operate as Inogen Europe B.V. Due to the limited time since the closing of the MedSupport acquisition, the initial accounting and valuation work for the acquisition was incomplete at the time these financial statements were issued.  As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.  The Company will provide these disclosures in the Quarterly Report on Form 10-Q for the second quarter of 2017.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, future declines in rental revenue, and future decline in rental patients on service;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new product and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and securing contracts with healthcare payors and insurers;
•	our expectation with respect to the European facility we have acquired and the Ohio facility that we intend to add in 2017;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems, B.V.;
•	our internal control environment;
•	the expected timing of reimbursements in connection with the 21st Century Cures Act;
•	the effects of seasonal trends on our results of operations and estimated impact of the implementation of our new customer relationship management (CRM) system and hiring plans;
•	our expectations regarding the international launch and market acceptance of our Inogen One G4 portable oxygen concentrator;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own an International Application designating the European Union and the United Kingdom for the mark G4. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in May 2015, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all six locations in which we conduct business, effective from May 8, 2015 through May 7, 2018. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

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

•

Invest in our product offerings to develop innovative products. We expended $1.3 million and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our former Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 is also less expensive to manufacture than our Inogen One G3 product. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers and patients in the United States. For the three months ended March 31, 2017 and March 31, 2016, approximately 21.8% and 23.2%, respectively, of our total revenue was from customers outside the United States, primarily in Europe. Approximately 72.2% and 68.3% of the non-U.S. revenue for the three months ended March 31, 2017 and March 31, 2016, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of March 31, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $9.5 million to $52.5 million for the three months ended March 31, 2017 from $43.0 million for the three months ended March 31, 2016, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and a focus on sales instead of rentals. We generated net income of $5.9 million and $2.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively. We generated Adjusted EBITDA of $10.9 million and $8.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2017, our accumulated deficit was $6.4 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 8-13% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, resellers, and our private label partner who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders, including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 25,600 systems in the three months ended March 31, 2017 compared to 17,000 systems for the same period in 2016. Management focuses on system sales as an indicator of current business success.

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

We expect declining rental revenue of 25 to 30% in 2017 compared to 2016 primarily associated with reimbursement rate declines and declining net rental patients on service primarily associated with a continued focus on sales versus rentals and a reduction of unbillable patients on service.  We plan to grow our rental patients on service in 2018 and beyond through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives and investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off of our services due to death, a change in their condition, a change in location, a change in provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have in the past experienced, and likely will in the future experience, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. We do not plan to offer our Inogen One G4 system to rental patients and will use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet at this.

A portion of rentals include a capped rental period when no additional reimbursement will be allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.2% as of March 31, 2017, which is higher than the capped patients as a percentage of total patients on service of approximately 12.9% as of March 31, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of March 31, 2017, we had approximately 32,600 oxygen rental patients, a decrease from approximately 33,200 oxygen rental patients as of March 31, 2016. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients, for our rental revenue. For the three months ended March 31, 2017, approximately 73.4% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act are expected to be processed in the second and third quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas, which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

In addition to reducing the Medicare reimbursement rates in the Metropolitan Statistical Areas (MSAs), the competitive bidding program has effectively reduced the number of oxygen suppliers that can participate in the Medicare program. Based on industry data analyzing the number of unique supplier companies by state from July 2013 to April 2017, there has been a 41% decrease in the numbers of DMEPOS suppliers who have an active NPI number. We believe that approximately 59% of the Medicare market was covered by round one and round two of competitive bidding.

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

After round two re-compete of competitive bidding, we were excluded from the following CBAs that we had previously won under round two: Allentown-Bethlehem-Easton-PA, Asheville-NC, Augusta-Richmond County-GA, Camden-NJ, Catoosa-Dade-Walker Counties-GA, Elizabeth-Lakewood-New Brunswick-NJ, Flint-MI, Greensboro-High Point-NC, Greenville-Anderson-Mauldin-SC, Jersey City-Newark-NJ, Las Vegas-Henderson-Paradise-NV, Little Rock-North Little Rock-Conway-AR, Louisville-Jefferson County-KY, Mercer County-PA, Poughkeepsie-Newburgh-Middletown-NY, Raleigh-NC, Scranton-Wilkes-Barre-Hazelton-PA, Stockton-Lodi-CA, Syracuse-NY, Wilmington-DE, and Youngstown-Warren-Boardman-OH. We were also excluded from the following CBAs in both round two and round two re-compete: Akron-OH and Toledo-OH. We gained access to certain Medicare markets in Cape-Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL,

North Port-Sarasota-Bradenton-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, and Tampa-St. Petersburg-Clearwater-FL. We have access to 93 CBAs of the 117 regions subject to competitive bidding round two re-compete for the respiratory products category.

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 9.1% of our total revenue in the three months ended March 31, 2017. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), direct sales to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.3 million and $0.6 million in the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-CBAs were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (Adjustment) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services provided in areas not subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment (OGPE). Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the Adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas was set based on regional averages of the competitive bidding prices as described previously and no fees were based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U. However, as of January 1, 2017 the Medicare reimbursement rates in the non-CBAs were adjusted to ensure budget neutrality based on the increased usage of the OGPE class that led to lower rates in these areas.

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

As of March 31, 2017, we had 92 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2017 federal budget or future federal budgets, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 56% from 2009 to 2016. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 is higher than our Inogen One G2 due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 is higher than our Inogen One G3 due to lower manufacturing costs and similar average selling prices. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility expected in Cleveland, Ohio, and the anticipated short-term decline in productivity associated with our new CRM system implementation expected in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As HME providers adopt portable oxygen concentrators, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced by consumer buying patterns.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to patients, HME providers, distributors, our private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2017 and March 31, 2016, business-to-business sales as a percentage of total sales revenue were 62.8% and 59.3%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We also offer a lifetime warranty for direct-to-consumer sales. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of our portable oxygen concentrators by us and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of the Accounting Standards Codification (ASC) 605-25—Revenue Recognition-Multiple-Element Arrangements.

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

For certain business-to-business sales, we offer a 5-year total warranty. Product sales with 5-year warranties are not considered to be multiple element arrangements within the scope of ASC 605-25 and the additional service component is recognized at the time of product sale.  Provisions for the extended warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

Freight revenue is also included in sales revenue and consists of fees associated with the deployment of products internationally or domestically, when expedited freight options or minimum order quantities are not met. Freight revenue is a percentage markup of freight costs.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, increases in capped patients on service, and decreases in net patients on service as we continue to focus on sales versus new rentals.  We also will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition. We expect total rental revenue to decline by approximately 25 to 30% in 2017 from 2016. At this time, we do not plan to offer our Inogen One G4 system to rental patients and will use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

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

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair and quality assurance employees, and facility costs. They also include manufacturing freight in, materials, temporary labor, outside services, consulting, facility costs, and depreciation expense. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year warranty on Inogen At Home systems sold. We established a reserve for future warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

We expect the average unit costs of our Inogen One and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. We expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense and service costs for rental patients, including rework costs, material, labor, freight, consumable disposables and logistics costs.

We expect rental gross margin percentage to continue to decline in 2017 due to rental reimbursement rate reductions, and decreases in net patients on service as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service. We expect the average rental service costs per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in logistics costs, material, labor and depreciation.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2016, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2017 as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient base increases. In addition, we plan to implement a new CRM system in the second quarter of 2017 which will increase our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We also intend to open a new facility in the Cleveland, Ohio area in 2017. In that facility, we are planning on adding additional headcount of approximately 240 people over the next three years primarily in sales and customer service, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain offsetting tax credits and incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport Systems, B.V. on May 4, 2017.  This acquisition is expected to increase sales and marketing costs, but is also expected to improve customer service and repair services in the European markets.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth and our operation as a public company, including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. In addition, we expect our administration costs to increase in absolute dollars.  We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.  Those costs include increases in our accounting, human resources, IT personnel, additional consulting, legal and accounting fees, insurance costs, board members’ compensation and the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we also expect our patent defense costs to increase substantially in 2017 from 2016, primarily associated with the two pending suits.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), and interest income driven by the interest accruing on cash, cash equivalents and marketable securities.

Results of operations

Comparison of three months ended March 31, 2017 and March 31, 2016

Revenue

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$45,966	$32,811	$13,155	40.1%	87.6%	76.3%
Rental revenue	6,534	10,178	(3,644)	-35.8%	12.4%	23.7%
Total revenue	$52,500	$42,989	$9,511	22.1%	100.0%	100.0%

Sales revenue increased $13.2 million to $46.0 million for the three months ended March 31, 2017 from $32.8 million for the three months ended March 31, 2016, or an increase of 40.1% over the comparable period. The increase was primarily attributable to an 8,600-unit increase in the number of oxygen systems sold. We sold approximately 25,600 oxygen systems during the three months ended March 31, 2017 compared to approximately 17,000 oxygen systems sold during the three months ended March 31, 2016, or an increase of 50.6% over the comparable period. The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States, mainly due to increased sales and marketing efforts.

Rental revenue decreased $3.6 million to $6.5 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016, or a decrease of 35.8% from the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the third quarter of 2016 and the first quarter of 2017, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, and a continued focus on sales versus rentals. Included in the first quarter of 2017 was $0.2 million associated with additional revenue expected to be collected from the 21st Century Cures Act (“Cures Act”).

	Three months ended
(amounts in thousands)	March 31,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$17,461	$9,478	$7,983	84.2%	33.3%	22.0%
Business-to-business international sales	11,423	9,965	1,458	14.6%	21.8%	23.2%
Direct-to-consumer domestic sales	17,082	13,368	3,714	27.8%	32.5%	31.1%
Direct-to-consumer domestic rentals	6,534	10,178	(3,644)	-35.8%	12.4%	23.7%
Total revenue	$52,500	$42,989	$9,511	22.1%	100.0%	100.0%

Domestic sales in both business-to-business and direct-to-consumer increased 84.2% and 27.8%, respectively, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.  Revenue from our private label partner and traditional HME providers combined represented more than half of the domestic business-to-business channel’s total sales revenue in the first quarter of 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 14.6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increases in sales from our partners worldwide. As of March 31, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended March 31, 2017, 73.2% was sold in Europe versus 90.8% in the comparative period in 2016.  The increase in international sales outside of Europe in the first quarter of 2017 versus the comparative period in the prior year is primarily related to the addition of sales in South Korea and the increase in sales in Canada. The decline of European sales was primarily due to the termination of a European distributor and the variability in the timing of tenders and orders from our European partners.

In future periods, revenue may be impacted by seasonality resulting in higher total sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months, but this may vary year-over-year.  For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility in Cleveland, Ohio, and the anticipated short-term decline in productivity associated with our CRM system implementation expected in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As HME providers adopt portable oxygen concentrators, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced by consumer buying patterns.  We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, increases in capped patients on service, and lower net patients on service as we continue to focus on sales versus new rentals. We also currently expect total rental revenue to decline in 2017 as compared to 2016.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$21,913	$16,507	$5,406	32.7%	41.8%	38.4%
Cost of rental revenue	4,843	5,203	(360)	-6.9%	9.2%	12.1%
Total cost of revenue	$26,756	$21,710	$5,046	23.2%	51.0%	50.5%

Gross profit - sales revenue	$24,053	$16,304	$7,749	47.5%	45.8%	37.9%
Gross profit - rental revenue	1,691	4,975	(3,284)	-66.0%	3.2%	11.6%
Total gross profit	$25,744	$21,279	$4,465	21.0%	49.0%	49.5%

Gross margin percentage - sales revenue	52.3%	49.7%
Gross margin percentage- rental revenue	25.9%	48.9%
Total gross margin percentage	49.0%	49.5%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $5.4 million to $21.9 million for the three months ended March 31, 2017 from $16.5 million for the three months ended March 31, 2016, or an increase of 32.7% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with new product launches, design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold.

The cost of rental revenue decreased $0.4 million to $4.8 million for the three months ended March 31, 2017 from $5.2 million for the three months ended March 31, 2016, or a decrease of 6.9% from the comparable period.  The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense per patient on service. Cost of rental revenue included $2.7 million of rental asset depreciation for the three months ended March 31, 2017 and $2.9 million for the three months ended March 31, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 52.3% for the three months ended March 31, 2017 from 49.7% for the three months ended March 31, 2016. The increase in sales gross margin percentage was primarily related to lower cost of goods sold, partially offset by an increase in sales mix toward lower margin domestic business-to-business sales as volumes in these channels increased. Total worldwide business-to-business sales revenue accounted for 62.8% of total sales revenue in the first quarter of 2017 versus 59.3% in the first quarter of 2016. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin percentage decreased to 25.9% for the three months ended March 31, 2017 from 48.9% for the three months ended March 31, 2016, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and lower rental patients on service in the first quarter of 2017, partially offset by lower cost of rental revenues associated primarily with lower depreciation per patient.

Research and development expense

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$1,309	$1,168	$141	12.1%	2.5%	2.7%

Research and development expense increased $0.1 million to $1.3 million for the three months ended March 31, 2017 from $1.2 million for the three months ended March 31, 2016, or an increase of 12.1% over the comparable period. The increase was primarily attributable to a $0.1 million increase in personnel-related expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$10,529	$8,965	$1,564	17.4%	20.1%	20.9%

Sales and marketing expense increased $1.6 million to $10.5 million for the three months ended March 31, 2017 from $9.0 million for the three months ended March 31, 2016, or an increase of 17.4% over the comparable period. The increase was primarily attributable to $0.8 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $0.4 million of wages, benefits and payroll tax expense and $0.2 million of commissions expense, and $0.1 million of stock compensation expense), $0.7 million of media and printing expenses, $0.1 million for dues, fees and license costs, and $0.1 million of clinical outside services. These increases were partially offset by decreases of $0.1 million in giveaways/incentives, and $0.1 million in personnel-related costs for our clinical team as well as non-warranty repair costs. In the three months ended March 31, 2017, we spent $2.0 million in media and advertising costs compared to $1.5 million in the comparative period in 2016.

General and administrative expense

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$8,335	$7,869	$466	5.9%	15.9%	18.3%

General and administrative expense increased $0.5 million to $8.3 million for the three months ended March 31, 2017 from $7.9 million for the three months ended March 31, 2016, or an increase of 5.9% over the comparable period. The increase was primarily attributable to $0.8 million of patent defense costs, $0.8 million of increased personnel-related expenses (which included $0.3 million of stock compensation expense, $0.3 million of bonus expense, and $0.1 million of wages, benefits and payroll tax expense), and $0.2 million for dues/fees/licensing costs. These increases were partially offset by decreases of $1.0 million for a litigation settlement expense associated with a California wage and hour claim in the first quarter of 2016 and $0.4 million of bad debt expense. Bad debt expense, expressed as a percentage of total revenue, was 0.9% and 2.0% in the three months ended March 31, 2017 and March 31, 2016, respectively.

Other income (expense), net

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(3)	$3	-100.0%	0.0%	0.0%
Interest income	101	29	72	248.3%	0.2%	0.1%
Other income	207	97	110	113.4%	0.4%	0.2%
Total other income, net	$308	$123	$185	150.4%	0.6%	0.3%

Total other income, net, increased to $0.3 million for the three months ended March 31, 2017 from $0.1 million for the three months ended March 31, 2016. The increase was primarily due to the increase in foreign currency gains from the sale of goods in Euros as well as the increase in interest income on cash equivalents and marketable securities.

Income tax expense (benefit)

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense (benefit)	$(53)	$879	$(932)	-106.0%	-0.1%	2.0%
Effective income tax rate	-0.9%	25.9%

Income tax expense decreased to a benefit of $0.1 million for the three months ended March 31, 2017 from an expense of $0.9 million for the three months ended March 31, 2016, or a decrease of 106.0% from the comparative period, primarily attributable to excess benefits recognized from stock-based compensation.

In the first quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.2 million and our effective tax rate by 37.6%, as compared to the U.S. statutory rate.  For comparison, in the first quarter of 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.2 million and our effective tax rate by 4.5%, as compared to the U.S. statutory rate.

The tax effects of the accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the benefits taken on our tax return, which depends upon the stock price at the time of employee option exercise or award vesting.  We recognize excess tax benefits on a discrete basis and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price in each period.

Net income

	Three months ended
	March 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$5,932	$2,521	$3,411	135.3%	11.3%	5.9%

Net income increased $3.4 million to $5.9 million for the three months ended March 31, 2017 from $2.5 million for the three months ended March 31, 2016, or an increase of 135.3% over the comparable year. The increase in net income was primarily related to the increase in revenues of 22.1% over the prior year period, improved operating expense leverage over the prior year period, and a lower effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2017, we had purchase obligations of approximately $47.7 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time-to-time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including certain real estate leases, supply purchase agreements, and directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

Liquidity and capital resources

As of March 31, 2017, we had cash and cash equivalents of $105.1 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $23.1 million in certificates of deposits, corporate bonds and agency mortgage-backed securities, which had maturities greater than three months, but less than twelve months, and which were classified as marketable securities. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of March 31, 2017, we had no outstanding patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $14.5 million from proceeds related to stock option exercises and employee stock purchase plans. For the three months ended March 31, 2017 and March 31, 2016, we received $2.8 million and $0.6 million, respectively, in proceeds related to these stock programs.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2017, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $46.4 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $192.6 million. As of March 31, 2017, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the three months ended March 31, 2017 consisted of net purchases of available-for-sale investments of $2.0 million and the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $1.8 million. These uses of cash were partially offset by $0.1 million of gross proceeds received from the sale of former rental assets. We believe that our current cash, cash equivalents, marketable securities, available borrowings under our revolving credit and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2017 vs. 2016
Summary of cash flows	2017	2016	$	%
Cash provided by operating activities	$13,212	$4,777	$8,435	176.6%
Cash provided by (used in) investing activities	(3,765)	942	(4,707)	-499.7%
Cash provided by financing activities	2,803	515	2,288	444.3%
Effect of exchange rates on cash	4	60	(56)	-93.3%
Net increase in cash and cash equivalents	$12,254	$6,294	$5,960	94.7%

(amounts in thousands)	March 31,	December 31,
Working capital	2017	2016
Cash and cash equivalents	$105,105	$92,851
Marketable securities	23,135	21,033
Accounts receivable, net	30,927	30,828
Inventories, net	13,961	14,343
Deferred cost of revenue	382	398
Income tax receivable	562	433
Prepaid expenses and other current assets	2,432	1,659
Total current assets	176,504	161,545

Accounts payable and accrued expenses	16,849	12,795
Accrued payroll	3,832	6,123
Warranty reserve-current	1,848	1,688
Deferred revenue-current	2,760	2,239
Total current liabilities	25,289	22,845

Net working capital	$151,215	$138,700

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. In addition, operating expense leverage has increased as expenses have not grown as quickly as revenues due to improved operating efficiencies. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across both periods presented: an increase in cash used by accounts receivable resulting from growth in rental receivables, which typically have a longer collection cycle, and an increase in business-to-business receivables due to extended payment terms offered; and an increase in cash provided by accounts payable resulting from the higher level of operating expenses needed to support the increased sales level.

Net cash provided by operating activities for the three months ended March 31, 2017 consisted primarily of our net income of $5.9 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $3.2 million, provision for sales returns and doubtful accounts of $3.2 million, stock-based compensation expense of $1.9 million, provision for rental revenue adjustments of $1.7 million, and loss on disposal of rental equipment and other fixed assets of $0.3 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $3.0 million, of which $5.9 million was due to a net increase in accounts receivable, income tax receivable and other current assets as well as a net decrease of $2.3 million of accrued payroll. These were partially offset by net increases of $4.0 million of accounts payable and accrued expenses, $0.6 million of deferred revenue, and $0.5 million of warranty reserve.

Net cash provided by operating activities for the three months ended March 31, 2016 consisted primarily of our net income of $2.5 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of

$3.4 million, provision for rental revenue adjustments of $2.6 million, provision for sales returns and doubtful accounts of $2.6 million, stock-based compensation expense of $1.3 million, deferred tax assets of $0.8 million, and loss on disposal of rental assets of $0.3 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $9.2 million, of which $12.1 million was due to a net increase in accounts receivable, inventory, other current assets and deferred cost of rental revenue during this period, and $2.3 million was due to a net decrease in accrued payroll. These were partially offset by a net increase of $4.3 million of accounts payable and accrued expenses, $0.5 million of deferred revenue, and $0.5 million of the warranty reserve.

Investing activities

Net cash provided by (used in) investing activities for each of the periods presented included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of available-for-sale investments.

For the three months ended March 31, 2017, we had $10.0 million of purchases that we invested in certificates of deposits and agency mortgage-backed securities with maturities greater than three months and less than twelve months that were classified as marketable securities, partially offset by $8.0 million in maturities of available-for-sale investments. In addition, we invested $1.8 million in rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former rental assets of $0.1 million.

For the three months ended March 31, 2016, we had $10.1 million in maturities of available-for-sale investments, partially offset by $7.0 million of purchases that we invested in certificates of deposits with maturities greater than three months and less than twelve months that were classified as marketable securities.  In addition, we invested $1.5 million in rental assets and $0.7 million in other property, equipment, and leasehold improvements.

We expect to continue investing in property and equipment as we expand our operations. Our business is inherently capital intensive. For example, we expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator products and, in connection with our rental business, we incur expense in the deployment of rental products to our patients. Investments will continue to be required in order to grow our sales revenue and continue to supply and replace rental equipment to our rental patients on service.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the three months ended March 31, 2017, net cash provided by financing activities consisted of $2.8 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

For the three months ended March 31, 2016, net cash provided by financing activities consisted primarily of $0.6 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by $0.1 million of payments on our contractual obligation.

Working Capital

Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, and vendor payment terms.

Current assets increased $15.0 million during the three months ended March 31, 2017 from December 31, 2016 primarily due to an increase in cash, cash equivalents, and marketable securities of $14.4 million driven by strong cash flows from operations, other current assets due to an increase of payments on future services, and a $0.1 million increase in net accounts receivable, partially offset by a decrease of $0.4 million in net inventories.

Gross accounts receivable declined $0.9 million during the three months ended March 31, 2017 from December 31, 2016, primarily due to a decrease in rental accounts receivable balances of $2.0 million, partially offset by an increase in business-to-business balances of $1.1 million as a result of higher sales in the first quarter of 2017 versus the fourth quarter of 2016 as well as extended payment terms offered.  Allowances on accounts receivable declined $1.0 million during the three months ended March 31, 2017 from December 31, 2016 primarily due to a decline in allowance for rental revenue adjustments of $1.5 million from the comparative balance sheet period.  This decline was partially offset by an increase of $0.6 million in sales returns allowance, which was primarily due to an increase in provision for direct-to-consumer sales returns on higher sales in the first quarter of 2017 versus the fourth quarter of 2016 as well as a specific reserve for an expected return resulting from a terminated international distribution agreement.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source.  Business-to-business sales have higher allowances on accounts receivable versus direct-to-consumer accounts receivable as direct-to-consumer balances are generally paid in advance of shipment. We have seen declining allowances on accounts receivable as our sales revenue has become a larger proportion of our total revenue.  Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $2.4 million during the three months ended March 31, 2017 from December 31, 2016, primarily due to an increase in accounts payable and accrued expenses of $4.1 million mainly caused by timing of payments for inventory as well as increases in deferred revenue of $0.6 million and warranty reserve of $0.2 million.  The increases were partially offset by a decrease of $2.3 million of accrued payroll, primarily due to the timing of payments for personnel-related expenses, including wages, bonuses, and commissions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2017	2016
Net income	$5,932	$2,521
Non-GAAP adjustments:
Interest expense	—	3
Interest income	(101)	(29)
Provision (benefit) for income taxes	(53)	879
Depreciation and amortization	3,204	3,448
EBITDA (non-GAAP)	8,982	6,822
Stock-based compensation	1,891	1,295
Adjusted EBITDA (non-GAAP)	$10,873	$8,117

(amounts in thousands)	Three months ended March 31,
Non-GAAP Adjusted net income	2017	2016
Net income	$5,932	$2,521
Non-GAAP adjustments:
Tax benefit adjustments	—	—
Adjusted net income (non-GAAP)	$5,932	$2,521

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $105.1 million as of March 31, 2017, which consisted of highly-liquid investments with a maturity of three months or less, and $23.1 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2017 and December 31, 2016. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months ended March 31, 2017 or March 31, 2016.

As of March 31, 2017 and December 31, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 1.00% (100 basis points) during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

Historically, the majority of our revenue has been denominated in U.S. dollars. In the fourth quarter of 2014, we began invoicing certain European sales in Euros. Our results of operations, certain accounts receivable balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2017 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $0.9 million decline in revenue for the first three months of 2017.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and strategy

A significant majority of our rental patients who use our product have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended March 31, 2017 and March 31, 2016, we derived 9.1% and 16.9%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and the 21st Century Cures Act (Cures Act) contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.2% as of March 31, 2017, which is higher than the capped patients as a percentage of total patients on service of approximately 12.9% as of March 31, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Cures Act was passed in December 2016 and included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Reimbursement in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The

Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas which is expected to be conducted in 2017. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results. In addition, before leaving office, President Obama’s proposed federal budget for fiscal year 2017 included multiple provisions that could impact the Company if they were enacted. The budget proposed eliminating the 36-month cap for oxygen equipment, and reducing the monthly payment amount for oxygen and oxygen equipment by the necessary percentage to be budget neutral. The Company’s patient population may materially differ from the Medicare population, which could lead to either more or less revenue per patient on service if this is enacted. For example, the Company’s patient population is more heavily weighted towards ambulatory patients versus stationary/nocturnal patients seen in the overall Medicare market. In addition, this would likely also impact the number of patients interested in a cash purchase and could increase rental patients and decrease out-of-pocket purchases. The proposed budget also proposes to extend the authority to require prior authorization to all Medicare fee-for-service items and services, particularly those that are at the highest risk for improper payment. The proposed budget also contains multiple provisions related to the Medicare appeals process including establishing a refundable filing fee (non-refundable if denied), providing the Office of Medicare Hearings and Appeals and Department Appeals Board Authority to use Recover Audit Contractor collections, and increase minimum amount in controversy for administrative law judge adjudication of claims to equal the amount required for judicial review. In addition, this proposal includes the ability to remand appeals to the redetermination level with the introduction of new evidence and the ability to sample and consolidate similar claims for administrative efficiency. The Further Continuing and Security Assistance Appropriations Act 2017 extended funding through April 28, 2017 since the federal budget resolution has not been approved.

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

On January 17, 2017, the U.S. Department of Health and Human Services published a final rule effective March 20, 2017 to address the appeals backlog that includes allowing certain decisions to be made by the Medicare Appeals Council to set precedent for lower levels of appeal, expansion of the pool of available adjudicators, and increasing decision-making consistency among the levels of appeal. In addition, it included provisions to improve the efficiency by streamlining the appeals process, allowing attorneys to handle some procedural matters at the administrative law judge level, and proposed funding increases and legislative actions outlined in the federal budget for 2017. DHHS estimates estimate this could eliminate the backlog in appeals by 2021. However, if this plan is not effective, the appeals backlog could increase, which could increase our collection times and decrease our cash flow, increase billing administrative costs, and/or increase the provision for rental revenue adjustments, which would adversely affect our business financial condition and results of operations.

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

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act are expected to be processed in the second and third quarter of 2017. Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was signed into law which requires Medicare suppliers that bid under the DMEPOS competitive bidding program to obtain a $0.05 million to $0.1 million bid surety bond for each CBA. The provision is intended to prevent suppliers from submitting not-binding, “low-ball” bids that artificially drive down prices and jeopardize beneficiary access to equipment. If the supplier bids at or lower than the median composite bid rate and does not accept a contract offered for a CBA, the bid bond would be forfeited. The Act also codifies that competitive bidding contracts can only be awarded to suppliers that meet applicable state licensure requirements. We will incur additional expense to obtain the appropriate surety bonds in the CBAs where we win contracts in future competitive bidding rounds. As of January 1, 2017, there are 13 CBAs under contract in round one 2017 and 117 CBAs under contract in round two re-compete. CBAs are defined by Medicare and are subject to change at each new bidding period.

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

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. Some states have already enacted legislation that would require in-state facilities. States such as Arizona and New York have recently considered such legislation. Arizona introduced HB2266 in the beginning of 2016. HB2266 would have required any durable medical equipment supplier to maintain a physical location within Arizona or 100 miles of an Arizona resident who is a Medicare beneficiary being serviced by the supplier. HB2266 died in legislature in 2016. New York considered bill A05074, which would have required certain durable medical equipment suppliers to maintain a storefront in New York state. Although the bill passed Assembly and Senate, it was vetoed by the Governor in 2016. We are monitoring all state requirements to maintain compliance with state-specific legislation and access to service patients in these states. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business in a particular state, which would adversely impact our business, financial condition and operating results.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.3 million and $1.2 million for the three months ended

March 31, 2017 and March 31, 2016, respectively, for research and development efforts, we cannot assure that this level of investment in research and development will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2017 and March 31, 2016, approximately 12.4% and 23.7%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our recent acquisition of MedSupport Systems, B.V. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products, businesses, operations, and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;
•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•	the inability to maintain uniform standards, controls, policies, and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses.

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

We make sales to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely impact our business, financial condition, and operating results.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2017 and March 31, 2016, approximately 21.8% and 23.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws, and anti-competition regulations;
•	export or import restrictions;
•	obtaining and maintaining regulatory clearances, approvals and certifications;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers; and
•	difficulties protecting or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2017, we experienced a net foreign currency gain of $0.2 million and for the year ended December 31, 2016, we experienced a net foreign currency loss of $0.3 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2016.  Additional information on our hedging arrangements is also contained in Note 9 to the notes to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

Our failure to properly and efficiently implement and operate our new customer relationship management computer system could adversely affect our operations and financial performance.

We may now and in the future implement new systems to increase efficiencies and profitability, including the implementation of a new customer relationship management (CRM) system expected in the second quarter of 2017.  As with any major new computer system, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system and there will be similar risks involved in the implementation of any similar systems implemented in the future. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We anticipate a short-term decline in productivity associated with the adoption of our new CRM system in the second quarter of 2017 and, while this system is anticipated to simplify the sales and order processing efforts, enhance customer service, and increase sales revenue in our direct-to-consumer channel, there is a risk that the project will not achieve the anticipated benefits or that the benefits will not be achieved as quickly as anticipated. Failures or delays in properly implementing the new CRM system or new systems in the future could harm our ability to effectively operate our business and adversely impact our business, financial condition, and operating results.

We incurred significant losses from inception until we achieved profitability in fiscal year 2012.

We incurred significant net losses in each fiscal year until fiscal year 2012, when we achieved positive net income. As of March 31, 2017, we had an accumulated deficit of $6.4 million. These net losses have resulted principally from costs incurred from our selling, general and administrative expenses and to a lesser extent in our research and development programs. We expect to incur significant expansion of our sales and marketing expenses and increases in expenses for research and development to a lesser extent. Additionally, since completing our initial public offering, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict if we will maintain or increase our net income.

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

On November 7, 2014, we entered into a revolving credit agreement with JPMorgan Chase Bank, which we refer to as our revolving credit agreement. The agreement provides for a revolving line of credit in an aggregate principal amount of $15.0 million with a sublimit of $1.0 million for the issuance of letters of credit on our behalf. The agreement is secured by all or substantially all of our assets.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of March 31, 2017, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $46.4 million in EBITDA for that period. As of March 31, 2017, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $192.6 million.

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

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the Durable Medical Equipment Medicare Administrative Contractors, the Zone Program Integrity Contractors, the Recovery Audit Contractors, and the Comprehensive Error Rate Testing contractors, operating under the direction of CMS, and the various state Medicaid Fraud Control Units.

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

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products, or do so in a timely fashion.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•	the manufacturing process or facilities we use may not meet applicable Quality System requirements.

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

Any modification we make to our Inogen One systems and Inogen At Home system that could significantly affect their safety or effectiveness, or would constitute a major change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

The primary regulatory body in Europe is the European Union, which includes most of the major countries in Europe.  The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices.  Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe.  The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.”  An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union.  We are in the process of changing our European Notified Body.  Additionally, our existing Notified Body certification for the Inogen One G2, Inogen One G3 and Inogen At Home are set to expire May 22, 2017.  If our new Notified Body does not provide certification for the Inogen One G2, Inogen One G3 and Inogen At Home, we will not be able ship new product to Europe until we receive the new certification.  We can provide no assurances we will be able to obtain the new certification in a timely fashion.  Any failure to receive this new certification in a timely fashion, and before our existing certification expires, could have an adverse effect on our business, results of operations and financial condition.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 21.8% and 23.2% of our revenue was from sales outside of the United States for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, we sold our products in 45 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

On February 3, 2017, the Department of Justice (DOJ) published a final rule that applies an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The new maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after August 1, 2016 and whose violations occurred after November 2, 2015.

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

As of March 31, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of March 31, 2017, we had two pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us. Additionally, CAIRE, Inc. (CAIRE) recently filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleges that we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. While we have and continue to vigorously contest both SDGIP’s and CAIRE’s claims, we cannot predict the outcome of either lawsuit. An adverse determination or protracted defense costs in the SDGIP and CAIRE lawsuits could have a material adverse effect on our business and operating results.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own an International Application designating the European Union and the United Kingdom for the mark G4. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As a public company, especially now that we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules enforced by the Public Companies Oversight Board (PCAOB) subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have previously qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and have thus availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting under Section 404(b). However, we no longer qualify as an emerging growth company, and this exemption is no longer available to us. Our independent registered public accounting firm is therefore required to undertake an assessment of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the period ended December 31, 2016, and the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design, operation or documentation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Additionally, beginning with our Annual Report on Form 10-K for the period ended December 31, 2016, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements of secondary offerings;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the oxygen therapy market;
•	reimbursement or legislative changes in the oxygen therapy market;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the other factors described in this “Risk Factors” section; and
•	general economic conditions and slow or negative growth of our markets.

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

As of March 31, 2017, one holder of approximately 3.5 million shares, or approximately 17.3%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 46.3% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2017 and March 31, 2016.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On February 22, 2017, the Board of Directors approved a revised form of Restricted Stock Unit Agreement governing the terms of awards of restricted stock units under the Inogen, Inc. 2014 Equity Incentive Plan. A copy of the revised form of agreement is filed as part of Exhibit 10.2 to this Quarterly Report on Form 10-Q and the description of the terms of such agreement is qualified in its entirety by reference to such exhibit.

Item 6.  Exhibits

Exhibit
Number	Description

10.1(1)	Addendum to Private Label Distribution Agreement between the Company and Applied Home Healthcare
Equipment LLC, as amended

10.2	Form Agreements Under the 2014 Equity Incentive Plan, as amended

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Executive Officer

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
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

inogen, inc.

Dated:	May 9, 2017	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 9, 2017	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)