Form 10-Q
period 2017-06-30
Inogen Inc
filed 2017-08-03
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 20,726,405 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$114,711	$92,851
Marketable securities	29,498	21,033
Accounts receivable, net	34,803	30,828
Inventories, net	15,920	14,343
Deferred cost of revenue	385	398
Income tax receivable	1,500	433
Prepaid expenses and other current assets	2,030	1,659
Total current assets	198,847	161,545
Property and equipment
Rental equipment, net	52,183	54,582
Manufacturing equipment and tooling	6,470	6,133
Computer equipment and software	5,138	4,705
Furniture and equipment	780	779
Leasehold improvements	921	816
Land and building	125	125
Construction in process	230	75
Total property and equipment	65,847	67,215
Less accumulated depreciation	(43,886)	(42,016)
Property and equipment, net	21,961	25,199
Goodwill	2,253	—
Intangible assets, net	1,684	241
Deferred tax asset - noncurrent	25,992	26,654
Other assets	493	410
Total assets	$251,230	$214,049

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$21,981	$12,795
Accrued payroll	4,603	6,123
Warranty reserve - current	1,962	1,688
Deferred revenue - current	3,585	2,239
Income tax payable	59	—
Total current liabilities	32,190	22,845
Long-term liabilities
Warranty reserve - noncurrent	2,691	1,792
Deferred revenue - noncurrent	7,924	7,042
Deferred tax liability - noncurrent	400	—
Other noncurrent liabilities	248	282
Total liabilities	43,453	31,961
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 20,709,797 and 20,389,860 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	205,883	194,466
Retained earnings (accumulated deficit)	1,907	(12,363)
Accumulated other comprehensive loss	(34)	(35)
Total stockholders' equity	207,777	182,088
Total liabilities and stockholders' equity	$251,230	$214,049

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Sales revenue	$58,038	$45,578	$104,004	$78,389
Rental revenue	6,083	8,989	12,617	19,167
Total revenue	64,121	54,567	116,621	97,556
Cost of revenue
Cost of sales revenue	27,993	23,046	49,906	39,553
Cost of rental revenue, including depreciation of $2,522 and $2,908 for the three months ended and $5,211 and $5,855 for the six months ended, respectively	4,561	5,306	9,404	10,509
Total cost of revenue	32,554	28,352	59,310	50,062
Gross profit
Gross profit-sales revenue	30,045	22,532	54,098	38,836
Gross profit-rental revenue	1,522	3,683	3,213	8,658
Total gross profit	31,567	26,215	57,311	47,494
Operating expense
Research and development	1,260	1,379	2,569	2,547
Sales and marketing	11,945	9,576	22,474	18,541
General and administrative	9,865	7,241	18,200	15,110
Total operating expense	23,070	18,196	43,243	36,198
Income from operations	8,497	8,019	14,068	11,296
Other income (expense)
Interest expense	—	(2)	—	(5)
Interest income	146	36	247	65
Other income (expense)	523	(11)	730	86
Total other income, net	669	23	977	146
Income before provision for income taxes	9,166	8,042	15,045	11,442
Provision for income taxes	828	550	775	1,429
Net income	8,338	7,492	14,270	10,013
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	197	—	197	—
Change in net unrealized gains (losses) on foreign currency hedging	(300)	63	(246)	(35)
Less: reclassification adjustment for net (gains) losses included in net income	49	44	(8)	50
Total net change in unrealized gains (losses) on foreign currency hedging	(251)	107	(254)	15
Change in net unrealized gains (losses) on available-for-sale investments	(6)	9	58	20
Total other comprehensive income (loss), net of tax	(60)	116	1	35
Comprehensive income	$8,278	$7,608	$14,271	$10,048

Basic net income per share attributable to common stockholders (Note 5)	$0.40	$0.38	$0.69	$0.50
Diluted net income per share attributable to common stockholders (Note 5)	$0.38	$0.36	$0.66	$0.48
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,622,320	19,972,395	20,556,293	19,900,032
Diluted common shares	21,848,359	20,997,429	21,731,592	20,931,802

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2015	19,782,403	$20	$179,143	$(45,108)	$(37)	$134,018
Cumulative effect of change in accounting principle	—	—	—	12,226	—	12,226
Stock-based compensation	—	—	3,451	—	—	3,451
Employee stock purchases	17,724	—	500	—	—	500
Stock options exercised	268,828	—	1,992	—	—	1,992
Net income	—	—	—	10,013	—	10,013
Other comprehensive income	—	—	—	—	35	35
Balance, June 30, 2016 (unaudited)	20,068,955	$20	$185,086	$(22,869)	$(2)	$162,235

Balance, December 31, 2016	20,389,860	20	194,466	(12,363)	(35)	182,088
Stock-based compensation	—	—	4,107	—	—	4,107
Employee stock purchases	11,805	—	581	—	—	581
Stock options exercised	308,132	1	6,729	—	—	6,730
Net income	—	—	—	14,270	—	14,270
Other comprehensive income	—	—	—	—	1	1
Balance, June 30, 2017 (unaudited)	20,709,797	$21	$205,883	$1,907	$(34)	$207,777

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$14,270	$10,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,321	6,874
Loss on rental units and other fixed assets	604	567
Gain on sale of former rental assets	(50)	(203)
Provision for sales returns and doubtful accounts	6,702	5,053
Provision for rental revenue adjustments	2,903	5,470
Provision for inventory obsolescence and other inventory losses, net of recoveries	102	108
Stock-based compensation expense	4,107	3,451
Deferred tax assets	662	1,454
Changes in operating assets and liabilities:
Accounts receivable	(12,369)	(18,436)
Inventories	(2,154)	(4,980)
Deferred cost of revenue	13	(106)
Income tax receivable	(1,062)	930
Prepaid expenses and other current assets	(157)	(1,493)
Accounts payable and accrued expenses	8,466	6,383
Accrued payroll	(1,551)	(743)
Warranty reserve	1,171	1,048
Deferred revenue	2,228	1,415
Income tax payable	(61)	(11)
Other noncurrent liabilities	(34)	3
Net cash provided by operating activities	30,111	16,797
Cash flows from investing activities
Purchases of available-for-sale investments	(22,725)	(14,857)
Maturities of available-for-sale investments	14,318	18,054
Investment in property and equipment	(969)	(1,226)
Production and purchase of rental equipment	(1,834)	(2,957)
Proceeds from sale of former assets	91	298
Payment for acquisition, net of cash acquired	(4,442)	—
Net cash used in investing activities	(15,561)	(688)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from financing activities
Proceeds from stock options exercised	6,730	1,992
Proceeds from employee stock purchases	581	500
Repayment of debt from investment in intangible assets	—	(156)
Net cash provided by financing activities	7,311	2,336
Effect of exchange rates on cash	(1)	(51)
Net increase in cash and cash equivalents	21,860	18,394
Cash and cash equivalents, beginning of period	92,851	66,106
Cash and cash equivalents, end of period	$114,711	$84,500
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$7
Cash paid (received) during the period for income taxes, net of refunds received	1,070	(927)
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$153	$—

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

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

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented more than 289,000 of its Inogen oxygen concentrators as of June 30, 2017.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. The Company owns all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of the Company.

On May 4, 2017, the Company, through its wholly owned subsidiary, Inogen Europe Holding B.V., acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) for approximately $5,934, comprised of $5,779 of cash paid at closing and estimated net working capital adjustments of approximately $155 to be paid in the third quarter of 2017 classified in accounts payable and accrued expenses.  In aggregate, $1,337 was cash acquired, $1,529 was attributed to intangible assets, $2,154 was attributed to goodwill, and $914 was attributed to net assets assumed.  MedSupport is engaged in the business of importing and distributing medical devices throughout Europe.  The acquisition allows the Company to add a European customer support and repair site in the Netherlands and is currently operating as Inogen Europe B.V..  Goodwill associated with this acquisition is not deductible for tax purposes. Acquisition expenses of approximately $370 were expensed in 2017 and are classified within general and administrative expense.   The Company's allocation of the purchase price remains incomplete and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements are unaudited. The balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2017. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 28, 2017.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, stock compensation expense, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair value of acquired intangible assets and goodwill. Actual results could differ from these estimates.

Business combinations

The results of operations of the businesses acquired by the Company are included as of the acquisition date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if it obtains more information regarding asset valuations and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill and other acquired intangibles

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis.

Foreign currency

The functional currency of the Company’s international subsidiary is in the local currency.  The financial statements of the subsidiary are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates of exchange for revenues, cost of revenue, and operating expense. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are reflected as a component of foreign currency exchange gains or losses in other income (expense) in the consolidated statements of comprehensive income.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Recently issued accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  To date, the Company has performed an initial assessment of the Company’s revenue streams, substantially completed its summary of all outstanding contracts, and begun the process of applying the five-step model to those contracts and revenue streams. The Company anticipates adopting the standard using the modified retrospective method. The Company expects to adopt on January 1, 2018 and is currently developing its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The new guidance revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates step two of the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which a reporting unit’s carrying value exceeds its fair value. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

Recently adopted accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities to measure most inventory “at the lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial presentation or results.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016, which requires any adjustments to be recorded as of the beginning of fiscal 2016.  As a result, the consolidated statements of comprehensive income and statements of cash flows for the three and six months ended June 30, 2016 had been adjusted to include the impact of ASU No. 2016-09 adoption.  See “Note 2 –Summary of significant accounting policies” in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products.  Management reports financial information on an aggregate basis to the Company’s chief operating decision maker.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$58,032	$—	$58,032	$58,032	$—
Level 1:
Money market accounts	52,239	—	52,239	52,239	—

Level 2:
Certificates of deposit	15,912	(15)	15,897	3,438	12,459
Corporate bonds	13,049	(18)	13,031	—	13,031
Agency mortgage-backed securities	5,015	(5)	5,010	1,002	4,008
Total	$144,247	$(38)	$144,209	$114,711	$29,498

	As of December 31, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$48,533	$—	$48,533	$48,533	$—
Level 1:
Money market accounts	39,277	—	39,277	39,277	—

Level 2:
Certificates of deposit	15,904	(8)	15,896	5,041	10,855
Corporate bonds	10,200	(22)	10,178	—	10,178
Agency mortgage-backed securities	—	—	—	—	—
Total	$113,914	$(30)	$113,884	$92,851	$21,033

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

June 30,
2017
Due within one year	$29,498

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the consolidated statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with each derivative instrument and hedging activity at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, net in the balance sheet. The Company had a payable of $221 as of June 30, 2017 and a receivable of $15 as of December 31, 2016, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income (loss) related to the hedging relationship.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on available-for-	on cash	comprehensive
	adjustments	sale investments	flow hedges	income (loss)
Balance as of December 31, 2016	$—	$(82)	$47	$(35)
Other comprehensive gain (loss)	197	58	(254)	1
Balance as of June 30, 2017	$197	$(24)	$(207)	$(34)

4. Balance sheet components

Cash, cash equivalents, and marketable securities

The Company considers all short-term, highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest, which is considered adjusted cost, and approximates fair value. Certificates of deposit and agency mortgage-backed securities are included in cash equivalents and marketable securities based on the maturity date of the security.  Short-term investments are included in marketable securities in the current period presentation.

The Company considers investments with maturities greater than three months to be marketable securities. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income (loss). All income generated and realized gains or losses from investments are recorded to other income (expense), net on the consolidated statements of comprehensive income.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net in the

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

consolidated statements of comprehensive income. During the three and six months ended June 30, 2017 and 2016, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and marketable securities consist of the following:

	June 30,	December 31,
Cash and cash equivalents	2017	2016
Cash	$58,032	$48,533
Money market accounts	52,239	39,277
Certificates of deposit	3,438	5,041
Agency mortgage-backed securities	1,002	—
Total cash and cash equivalents	$114,711	$92,851
Marketable securities
Certificates of deposit	$12,459	$10,855
Corporate bonds	13,031	10,178
Agency mortgage-backed securities	4,008	—
Total marketable securities	$29,498	$21,033

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

As of June 30, 2017 and December 31, 2016, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $5,565 and $7,484, respectively. These balances reflect gross unbilled rental receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
Gross accounts receivable	2017	2016
Medicare	$7,361	$12,500
Medicaid/other government	464	617
Private insurance	1,970	3,475
Patient responsibility	3,755	3,227
Business-to-business & other receivables (1)	26,434	19,541
Total gross accounts receivable	$39,984	$39,360

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
Net accounts receivable	2017	2016
Medicare	$5,039	$7,208
Medicaid/other government	326	410
Private insurance	1,649	1,832
Patient responsibility	2,208	2,538
Business-to-business & other receivables (1)	25,581	18,840
Total net accounts receivable	$34,803	$30,828

(1)

Business-to-business receivables include one single customer with an accounts receivable balance of $11,055 and $9,791, respectively, which represented more than 10% of the Company’s net accounts receivable balance as of June 30, 2017 and December 31, 2016. This customer received extended payment terms through a direct financing plan offered.  The Company also has a credit insurance policy in place, which allocates up to $12,000 in coverage as of June 30, 2017 and allocated up to $9,000 in coverage as of December 31, 2016 for this customer with a $1,000 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
Allowances - accounts receivable	2017	2016
Doubtful accounts	$1,552	$1,869
Rental revenue adjustments	2,912	6,078
Sales returns	717	585
Total allowances - accounts receivable	$5,181	$8,532

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct to consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2017, and no single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2016. One single customer with

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

an accounts receivable balance of $11,055, represented more than 10% of the Company’s net accounts receivable balance as of June 30, 2017, and one single customer with an accounts receivable balance of $9,791, represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2016.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 74.7% and 72.2% of rental revenue for the three months ended June 30, 2017 and June 30, 2016, respectively, and based on total revenue was 7.1% and 11.9% for the three months ended June 30, 2017 and June 30, 2016, respectively. Medicare’s service reimbursement programs accounted for 74.0% and 71.8% of rental revenue for the six months ended June 30, 2017 and June 30, 2016, respectively, and based on total revenue was 8.0% and 14.1% for the six months ended June 30, 2017 and June 30, 2016, respectively. Net accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $5,039 or 14.5% of total net accounts receivable as of June 30, 2017 as compared to $7,208, or 23.4% of total net accounts receivable as of December 31, 2016.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2017, the Company’s three major vendors accounted for 18.6%, 14.6%, and 9.8%, respectively, of total raw material purchases. For the six months ended June 30, 2016, the Company’s three major vendors accounted for 21.9%, 13.6% and 7.7%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 75.4% and 69.1% of the non-U.S. revenue for the three months ended June 30, 2017 and June 30, 2016, respectively, were invoiced in Euros. Approximately 73.9% and 69.2% of the non-U.S. revenue for the six months ended June 30, 2017 and June 30, 2016, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and six months ended June 30, 2017 and June 30, 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. revenue	$49,202	$41,469	$90,279	$74,493
Non-U.S. revenue	14,919	13,098	26,342	23,063
Total revenue	$64,121	$54,567	$116,621	$97,556

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventories related to inventories that are expected to be realized or consumed after one year of $397 and $314 as of June 30, 2017 and December 31, 2016, respectively.   Noncurrent inventories are primarily related to raw materials purchased to support long-term expected repairs in bulk-purchases to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2017	2016
Raw materials and work-in-progress	$13,090	$12,382
Finished goods	3,061	2,152
Less: reserves	(231)	(191)
Inventories	$15,920	$14,343

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

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

Expenditures for additions, improvements and replacements are capitalized and depreciated or amortized to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $694 and $746 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1,345 and $1,433 for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three and six months ended June 30, 2017 and June 30, 2016, respectively.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Rental equipment	$2,522	$2,908	$5,211	$5,855
Other property and equipment	470	496	958	974
Total depreciation and amortization	$2,992	$3,404	$6,169	$6,829

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for June 30, 2017 and December 31, 2016, respectively.

	June 30,	December 31,
Property and equipment	2017	2016
Rental equipment, net of allowances of $690 and $725, respectively	$52,183	$54,582
Other property and equipment	13,664	12,633
Property and equipment	65,847	67,215

Accumulated depreciation
Rental equipment	34,890	33,937
Other property and equipment	8,996	8,079
Accumulated depreciation	43,886	42,016

Net property and equipment
Rental equipment, net of allowances of $690 and $725, respectively	17,293	20,645
Other property and equipment	4,668	4,554
Property and equipment, net	$21,961	$25,199

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or six months ended June 30, 2017 and June 30, 2016.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

Balance as of December 31, 2016	$—
Acquisition	2,154
Foreign currency translation	99
Balance as of June 30, 2017	$2,253

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or six months ended June 30, 2017 and June 30, 2016. Amortization expense for intangible assets for the three months ended June 30, 2017 and June 30, 2016 was $125 and $22, respectively, and for the six months ended June 30, 2017 and June 30, 2016 was $152 and $45, respectively.

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$128	$57
Patents and websites	5	873	824	49
Customer relationships	4	1,370	88	1,282
Non-compete agreement	3	228	14	214
Commercials	2-3	287	205	82
Total		$2,943	$1,259	$1,684

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$118	$67
Patents and websites	5	873	810	63
Commercials	2-3	287	176	111
Total		$1,345	$1,104	$241

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

June 30, 2017
Remaining 6 months of 2017	$225
2018	505
2019	452
2020	377
2021	121
Thereafter	4
$1,684

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accounts payable and accrued expenses

Accounts payable and accrued expenses as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$11,990	$5,738
Accrued inventory (in-transit and unvouchered receipts) and trade payables	6,397	4,290
Accrued purchasing card liability	2,081	1,760
Accrued franchise, sales and use taxes	404	281
Other accrued expenses	1,109	726
Accounts payable and accrued expenses	$21,981	$12,795

5. Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260—Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and restricted stock units) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator—basic and diluted:
Net income	$8,338	$7,492	$14,270	$10,013

Denominator:
Weighted-average common shares - basic common stock	20,622,320	19,972,395	20,556,293	19,900,032
Weighted-average common shares - diluted common stock	21,848,359	20,997,429	21,731,592	20,931,802

Net income per share - basic common stock	$0.40	$0.38	$0.69	$0.50
Net income per share - diluted common stock	$0.38	$0.36	$0.66	$0.48

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock	20,622,320	19,972,395	20,556,293	19,900,032
Stock options and other dilutive awards	1,226,039	1,025,034	1,175,299	1,031,770
Weighted-average common shares - diluted common stock	21,848,359	20,997,429	21,731,592	20,931,802
Shares excluded from diluted weighted-average shares:
Stock options	64,498	1,322,551	69,498	1,381,834
Restricted stock units	—	—	5,700	—
Shares excluded from diluted weighted-average shares	64,498	1,322,551	75,198	1,381,834

The computations of diluted net income attributable to common stockholders excluded common stock options and restricted stock units which were anti-dilutive for the three months and six months ended June 30, 2017 and June 30, 2016, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

6. Income taxes

The Company accounts for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

The Company recognizes interest and penalties on taxes, if any, within its income tax provision on its consolidated statements of comprehensive income. No significant interest or penalties were recognized during the periods presented.

The Company operates in multiple states domestically and as a result of the acquisition of MedSupport, the Company now has operations in the Netherlands. The statute of limitations has expired for all tax years prior to 2012 for federal jurisdictions and the Netherlands, and 2011 to 2012 for various state tax jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its acquisition and the integration of that acquisition.

7. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2017, options to purchase 352,744 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2017, options to purchase 96,472 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2017, awards to purchase 1,605,920 shares of the Company’s common stock were outstanding, and 1,242,013 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2017, an additional 815,594 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2016	2,355,527	$0.60-$58.95	$28.22	5.42	$38.95
Granted	64,498	83.30	83.30
Exercised	(308,132)	0.60-56.72	21.68
Forfeited	(62,424)	24.52-58.95	43.75
Expired	(33)	8.70	8.70
Outstanding as of June 30, 2017	2,049,436	0.60-83.30	30.47	5.07	64.95
Vested and exercisable as of June 30, 2017	1,106,535	0.60-83.30	21.62	4.83	73.80
Vested and expected to vest as of June 30, 2017	1,984,249	$0.60-$83.30	$30.18	5.06	$65.24

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of June 30, 2017 and June 30, 2016 was $13,285 and $19,067, respectively.

Restricted stock units

The Company granted time-based awards of restricted stock units (RSU) at a weighted-average grant date fair value of $73.26.

RSU activity for the six months ended June 30, 2017, is summarized below:

		Weighted-
		average grant
		date fair value
	Units	per share
Unvested as of December 31, 2016	—	$—
Granted	5,700	73.26
Vested	—	—
Forfeited/canceled	—	—
Unvested as of June 30, 2017	5,700	$73.26

As of June 30, 2017, the unrecognized compensation cost related to unvested employee RSUs was $345, excluding estimated forfeitures.  This amount is expected to be recognized over a weighted-average period of 3.5 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

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

As of June 30, 2017, a total of 605,629 shares of common stock were available for sale pursuant to the ESPP. The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2017, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months and six months ended June 30, 2017 and June 30, 2016 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock option plan awards	$2,055	$2,001	$3,799	$3,205
Restricted stock units	24	—	48	—
Employee stock purchase plan	137	155	260	246
Total stock-based compensation expense	$2,216	$2,156	$4,107	$3,451

Employee stock-based compensation expense was calculated based on stock option plan awards and restricted stock units ultimately expected to vest based on the Company’s historical option cancellations. The employee stock-based compensation expense recognized for the six months ended June 30, 2017 and June 30, 2016 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the six months ended June 30, 2017 has been reduced for estimated forfeitures of restricted stock units at a rate of 5.7%. There were no grants of restricted stock units for the six months ended June 30, 2016. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months and six months ended June 30, 2017 and June 30, 2016, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$212	$160	$403	$279
Research and development	250	207	473	338
Sales and marketing	347	314	662	541
General and administrative	1,407	1,475	2,569	2,293
Total stock-based compensation expense	$2,216	$2,156	$4,107	$3,451

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees.  Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis.  The Company began matching employees’ contributions, effective January 1, 2017.  The Company made $293 in contributions to the 401(k) plan for the six months ended June 30, 2017.  The Company made no contributions to the 401(k) plan for the six months ended June 30, 2016.

8. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its offices and certain equipment under operating leases that expire through September 2024. As of June 30, 2017, the minimum aggregate payments due under non-cancelable leases and specified contractual cash obligations, which consist of software license and maintenance agreements, are summarized as follows:

	Operating leases	Related party leases	Non-cancelable contractual obligations	Total
Remaining 6 months of 2017	$599	$15	$289	$903
2018	1,301	31	578	1,910
2019	1,413	31	578	2,022
2020	1,031	10	578	1,619
2021	531	—	455	986
Thereafter	824	—	—	824
	$5,699	$87	$2,478	$8,264

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Rent expense for the property was $5 for the three and six months ended June 30, 2017.

Rent expense of $278 and $239 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $540 and $502 for the six months ended June 30, 2017 and June 30, 2016, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $36,600 of outstanding purchase orders with its outside vendors and suppliers as of June 30, 2017.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve month periods ended June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016
Product warranty liability at beginning of period	$3,480	$1,973
Accruals for warranties issued	2,360	3,123
Adjustments related to preexisting warranties (including changes in estimates)	—	118
Settlements made (in cash or in kind)	(1,187)	(1,734)
Product warranty liability at end of period	$4,653	$3,480

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

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

SDGIP alleges that the Company willfully infringes U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against the Company.

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

On May 19, 2017, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office granted the Company’s inter partes review (IPR) petition with respect to the ‘751 Patent and instituted review of the validity of the patent claims in the ‘751 Patent asserted by SDGIP in the lawsuit.  On June 16, 2017, the PTAB granted the Company’s IPR petition with respect to the ‘055 Patent and instituted review of the validity of the patent claims in the ‘055 Patent asserted by SDGIP in the lawsuit.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Foreign currency exchange contracts and hedging

As of June 30, 2017 and June 30, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,529 and $8,644, respectively, and $882 and $2,280, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months, and had an unrealized loss of approximately $254, net of tax, during the six months ended June 30, 2017, and an unrealized gain of approximately $15, net of tax, during the six months ended June 30, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2017 and June 30, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of June 30, 2017, the Company had thirteen designated hedges and four non-designated hedges. As of June 30, 2016, the Company had eleven designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, future declines in rental revenue, and future decline in rental patients on service;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new product and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and securing contracts with healthcare payors and insurers;
•	our expectations with respect to our European and Ohio facilities;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems B.V.;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the expected timing of reimbursements in connection with the 21st Century Cures Act;
•	the effects of seasonal trends on our results of operations and estimated impact of the implementation of our new customer relationship management (CRM) system and hiring plans;
•	our expectations regarding the international launch and market acceptance of our Inogen One G4 portable oxygen concentrator;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own an International Registration designating the European Union and the United Kingdom for the mark G4. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

In this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiaries.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying condensed notes to those statements included elsewhere in this document. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q.

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One portable oxygen concentrator. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in May 2015, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all six locations in which we conduct business, effective from May 8, 2015 through May 7, 2018. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2016, we increased our internal sales representatives to 177 from 166 as of December 31, 2015. Typically, we expect new sales representatives to take 4-6 months to reach full productivity. Additionally, we are building a physician referral channel that consists of 18 sales representatives as of December 31, 2016, up from 14 as of December 31, 2015. Lastly, we are focused on building our international and domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $1.3 million and $1.4 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our former Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it will be suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016.

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

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressor, sieve bed, concentrator and certain manifolds is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. We began sales of the Inogen One G4 in our domestic business-to-business channel in the third quarter of 2016, and began sales in our international business-to-business channel in the second quarter of 2017.

Historically, we have generated a majority of our revenue from sales and rentals to customers and patients in the United States. For the three months ended June 30, 2017 and June 30, 2016, approximately 23.3% and 24.0%, respectively, and 22.6% and 23.6% for the six months ended June 30, 2017 and June 30, 2016, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 75.4% and 69.1% of the non-U.S. revenue for the three months ended June 30, 2017 and June 30, 2016, respectively, and 73.9% and 69.2% for the six months ended June 30, 2017 and June 30, 2016, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of June 30, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $9.6 million to $64.1 million for the three months ended June 30, 2017 from $54.6 million for the three months ended June 30, 2016, and increased $19.1 million to $116.6 million for the six months ended June 30, 2017 from $97.6 million for the six months ended June 30, 2016, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and a focus on sales instead of rentals. We generated net income of $8.3 million and $7.5 million for the three months ended June 30, 2017 and June 30, 2016, respectively. We generated net income of $14.3 million and $10.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively. We generated Adjusted EBITDA of $14.4 million and $13.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively and $25.2 million and $21.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2017, our retained earnings were $1.9 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 8-13% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, resellers, and our private label partner who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 32,400 systems in the three months ended June 30, 2017 compared to 25,100 systems for the same period in 2016. We sold approximately 58,000 systems in the six months ended June 30, 2017 compared to 42,100 systems for the same period in 2016. Management focuses on system sales as an indicator of current business success.

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

We expect declining rental revenue of approximately 30% in 2017 compared to 2016 primarily associated with reimbursement rate declines and a continued focus on sales versus rentals.  We plan to grow our rental patients on service in 2018 and beyond through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives, investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off of our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.9% as of June 30, 2017 compared to approximately 13.8% as of June 30, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of June 30, 2017, we had approximately 32,300 oxygen rental patients, a decrease from approximately 33,600 oxygen rental patients as of June 30, 2016. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue. For the three months and six months ended June 30, 2017, approximately 74.7% and 74.0% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act are expected to be processed in the third and fourth quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas, which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

After round two re-compete of competitive bidding, we were excluded from the following CBAs that we had previously won under round two: Allentown-Bethlehem-Easton-PA, Asheville-NC, Augusta-Richmond County-GA, Camden-NJ, Catoosa-Dade-Walker Counties-GA, Elizabeth-Lakewood-New Brunswick-NJ, Flint-MI, Greensboro-High Point-NC, Greenville-Anderson-Mauldin-SC, Jersey City-Newark-NJ, Las Vegas-Henderson-Paradise-NV, Little Rock-North Little Rock-Conway-AR, Louisville-

Jefferson County-KY, Mercer County-PA, Poughkeepsie-Newburgh-Middletown-NY, Raleigh-NC, Scranton-Wilkes-Barre-Hazelton-PA, Stockton-Lodi-CA, Syracuse-NY, Wilmington-DE, and Youngstown-Warren-Boardman-OH. We were also excluded from the following CBAs in both round two and round two re-compete: Akron-OH and Toledo-OH. We gained access to certain Medicare markets in Cape-Coral-Fort Myers-FL, Deltona-Daytona Beach-Ormond Beach-FL, Jacksonville-FL, Lakeland-Winter Haven-FL, North Port-Sarasota-Bradenton-FL, Ocala-FL, Palm Bay-Melbourne-Titusville-FL, and Tampa-St. Petersburg-Clearwater-FL. We have access to 93 CBAs of the 117 regions subject to competitive bidding round two re-compete for the respiratory products category.

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 7.1% of our total revenue in the three months ended June 30, 2017 and 8.0% of our total revenue in the six months ended June 30, 2017. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), direct sales to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.2 million and $0.5 million in the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.5 million and $1.1 million in the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and six months ended June 30, 2017 and June 30, 2016, respectively.

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

As of June 30, 2017, we had 93 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 system is higher than our Inogen One G2 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year.

For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility in Cleveland, Ohio expected in the third quarter of 2017, and the anticipated short-term decline in productivity associated with our new CRM system that we implemented in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced mainly by consumer buying patterns.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, HME providers, distributors, our private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2017 and June 30, 2016, business-to-business sales as a percentage of total sales revenue were 62.2% and 63.8%, respectively. For the six months ended June 30, 2017 and June 30, 2016, business-to-business sales as a percentage of total sales revenue were 62.5% and 61.9%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We offer a lifetime warranty for direct-to-consumer sales. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of our portable oxygen concentrators by us and are non-transferable. Product sales with lifetime warranties are considered to be multiple element arrangements within the scope of the Accounting Standards Codification (ASC) 605-25—Revenue Recognition-Multiple-Element Arrangements.

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

Freight revenue is included in sales revenue and consists of fees associated with the deployment of products internationally or domestically when expedited freight options are requested or when minimum order quantities are not met. Freight revenue is a percentage markup of freight costs.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, increases in capped patients on service, and decreases in net patients on service as we continue to focus on sales versus new rentals.  We also will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition. We expect total rental revenue to decline by approximately 30% in 2017 from 2016. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840 — Leases. We have a separate contract with each patient that is not subject to a master lease agreement with any payor. The lease term begins on the date products are shipped to patients and is recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month. Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not billed. The estimate of unbilled rental revenue accrual is reported net of adjustments that are based on historical trends and estimates of future collectability.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair and quality assurance employees, and temporary labor. They also include manufacturing freight in, depreciation expense, facilities costs and materials. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year warranty on Inogen At Home systems sold. We established a reserve for the cost of future warranty repairs based on historical warranty repair costs incurred as well as historical failure rates. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

We expect rental gross margin percentage to decline in 2017 compared to 2016 due to rental reimbursement rate reductions and decreases in net patients on service as we continue to focus on sales versus new rentals, partially offset by lower cost of rental revenue per patient on service. We expect the average rental service costs per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in logistics costs, material, labor and depreciation.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2016, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2017 as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and consumer base increases. In addition, we implemented a new CRM system in the second quarter of 2017 which has increased our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We also intend to open a new facility in the Cleveland, Ohio area in the third quarter of 2017. In that facility, we are planning on adding additional headcount of approximately 240 people over the next three years primarily in sales and customer service, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain offsetting business development incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (“MedSupport”) on May 4, 2017.  This acquisition is expected to increase sales and marketing costs, but is also expected to improve customer service and repair services in the European markets.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, human resources, and information technology departments as well as facilities costs, bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses.

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. In addition, we expect our administration costs to increase in absolute dollars.  We also expect legal, accounting and compliance costs to increase due to costs associated with being a public company.  Those costs include increases in our accounting, human resources, IT personnel, additional consulting, legal and accounting fees, insurance costs, board members’ compensation and the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we also expect our patent defense costs to increase substantially in 2017 from 2016 associated with our two pending lawsuits.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), and interest income driven by the interest earned on cash equivalents and marketable securities.

Results of operations

Comparison of three months ended June 30, 2017 and June 30, 2016

Revenue

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$58,038	$45,578	$12,460	27.3%	90.5%	83.5%
Rental revenue	6,083	8,989	(2,906)	-32.3%	9.5%	16.5%
Total revenue	$64,121	$54,567	$9,554	17.5%	100.0%	100.0%

Sales revenue increased $12.5 million to $58.0 million for the three months ended June 30, 2017 from $45.6 million for the three months ended June 30, 2016, or an increase of 27.3% over the comparable period. The increase was primarily attributable to a 7,300-unit increase in the number of oxygen systems sold. We sold approximately 32,400 oxygen systems during the three months ended June 30, 2017 compared to approximately 25,100 oxygen systems sold during the three months ended June 30, 2016, or an increase of 29.1% over the comparable period. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, mainly due to increased sales and marketing efforts and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand.

Rental revenue decreased $2.9 million to $6.1 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016, or a decrease of 32.3% over the comparable period. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the third quarter of 2016 and the first quarter of 2017, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, and a continued focus on sales versus rentals.

	Three months ended
(amounts in thousands)	June 30,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$21,154	$15,996	$5,158	32.2%	33.0%	29.3%
Business-to-business international sales	14,919	13,098	1,821	13.9%	23.3%	24.0%
Direct-to-consumer domestic sales	21,965	16,484	5,481	33.3%	34.2%	30.2%
Direct-to-consumer domestic rentals	6,083	8,989	(2,906)	-32.3%	9.5%	16.5%
Total revenue	$64,121	$54,567	$9,554	17.5%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer increased 32.2% and 33.3%, respectively, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.  Revenue from our private label partner and traditional HME providers combined represented more than half of the domestic business-to-business channel’s total sales revenue in the second quarter of 2017.

Business-to-business international sales increased 13.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases in sales from our partners in Europe. As of June 30, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended June 30, 2017, 87.6% was sold in Europe versus 92.1% in the comparative period in 2016.  European sales increased primarily associated with increased purchases from our distributors and HME providers.  We also acquired our former distributor, MedSupport, in the second quarter of 2017, which also contributed to increased revenues in the second quarter of 2017.

The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

In future periods, revenue may be impacted by seasonality resulting in higher total sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months, but this may vary year-over-year.  For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility in Cleveland, Ohio, and the anticipated short-term decline in productivity associated with our CRM system implemented in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced mainly by consumer buying patterns.  We also will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We expect our rental revenue per patient to decline in future periods due to competitive bidding reimbursement declines, continued reimbursement declines across third-party payors in response to lower Medicare reimbursement rates, and increases in the number of capped patients on our service. We also currently expect total rental revenue to decline approximately 30% in 2017 as compared to 2016.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$27,993	$23,046	$4,947	21.5%	43.7%	42.3%
Cost of rental revenue	4,561	5,306	(745)	-14.0%	7.1%	9.7%
Total cost of revenue	$32,554	$28,352	$4,202	14.8%	50.8%	52.0%

Gross profit - sales revenue	$30,045	$22,532	$7,513	33.3%	46.8%	41.3%
Gross profit - rental revenue	1,522	3,683	(2,161)	-58.7%	2.4%	6.7%
Total gross profit	$31,567	$26,215	$5,352	20.4%	49.2%	48.0%

Gross margin percentage - sales revenue	51.8%	49.4%
Gross margin percentage- rental revenue	25.0%	41.0%
Total gross margin percentage	49.2%	48.0%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $4.9 million to $28.0 million for the three months ended June 30, 2017 from $23.0 million for the three months ended June 30, 2016, or an increase of 21.5%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with new product launches, design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold per unit.

The cost of rental revenue decreased $0.7 million to $4.6 million for the three months ended June 30, 2017 from $5.3 million for the three months ended June 30, 2016, or a decrease of 14.0% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and servicing costs per patient on service. Cost of rental revenue included $2.5 million of rental asset depreciation for the three months ended June 30, 2017 and $2.9 million for the three months ended June 30, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 51.8% for the three months ended June 30, 2017 from 49.4% for the three months ended June 30, 2016. The increase in sales gross margin percentage was primarily related to lower cost of goods sold, and an increase in sales mix toward higher margin domestic direct-to-consumer sales, partially offset by a decline in business-to-business average selling prices as volumes in these channels increased. Total worldwide business-to-business sales revenue accounted for 62.2% of total sales revenue in the second quarter of 2017 versus 63.8% in the second quarter of 2016. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin percentage decreased to 25.0% for the three months ended June 30, 2017 from 41.0% for the three months ended June 30, 2016, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and lower rental patients on service in the second quarter of 2017, partially offset by lower cost of rental revenues associated primarily with lower depreciation and servicing costs per patient.

Research and development expense

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$1,260	$1,379	$(119)	-8.6%	2.0%	2.5%

Research and development expense decreased $0.1 million to $1.3 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016, or a decrease of 8.6% over the comparable period. The decrease was primarily attributable to a $0.1 million decrease in engineering project-related expenses. In the second quarter of 2016, we launched the Inogen One G4 domestically which drove higher engineering costs in that period.

Sales and marketing expense

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$11,945	$9,576	$2,369	24.7%	18.6%	17.5%

Sales and marketing expense increased $2.4 million to $11.9 million for the three months ended June 30, 2017 from $9.6 million for the three months ended June 30, 2016, or an increase of 24.7% over the comparable period. The increase was primarily attributable to $1.3 million in media spending to supply leads for the increased number of sales representatives hired to support the growth of our business and $1.0 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included $0.6 million of wages, benefits and payroll tax expense and $0.4 million of commissions expense) and $0.2 million for dues, fees and license costs. These increases were partially offset by decreases of $0.1 million in giveaways/incentives. In the three months ended June 30, 2017, we spent $2.7 million in media and advertising costs versus $1.5 million in the comparative period in 2016. In the three months ended June 30, 2017, we spent $0.1 million in sales and marketing expenses for our Inogen Europe location in the Netherlands versus $0.0 million in the three months ended June 30, 2016.

General and administrative expense

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$9,865	$7,241	$2,624	36.2%	15.4%	13.3%

General and administrative expense increased $2.6 million to $9.9 million for the three months ended June 30, 2017 from $7.2 million for the three months ended June 30, 2016, or an increase of 36.2% over the comparable period. The increase was primarily attributable to a $1.0 million benefit recognized in the second quarter of 2016 for a litigation settlement that did not recur in the second quarter of 2017 and increases of $0.8 million of bad debt expense, $0.6 million of patent defense costs, $0.3 million of legal fees primarily associated with the acquisition of MedSupport, $0.2 million in lower net proceeds received from sale of assets, $0.1 million of audit and tax fees and $0.1 million for dues/fees/licensing costs. These increases were partially offset by a decrease of $0.6 million of personnel-related expenses.

Bad debt expense, expressed as a percentage of total revenue, was 2.3% and 1.3% in the three months ended June 30, 2017 and June 30, 2016, respectively. In the three months ended June 30, 2017, we spent $0.9 million in patent defense costs compared to $0.4 million in the three months ended June 30, 2016.

Other income (expense), net

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(2)	$2	-100.0%	0.0%	0.0%
Interest income	146	36	110	305.6%	0.2%	0.1%
Other income (expense)	523	(11)	534	4854.5%	0.8%	0.0%
Total other income, net	$669	$23	$646	2808.7%	1.0%	0.1%

Total other income, net, increased to $0.7 for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase was primarily due to the increase in foreign currency gains arising from increased transactions in Euros as well as the increase in interest income on cash equivalents and marketable securities.

Income tax expense

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense	$828	$550	$278	50.5%	1.3%	1.0%
Effective income tax rate	9.0%	6.8%

Income tax expense increased to $0.8 million for the three months ended June 30, 2017 from $0.6 million for the three months ended June 30, 2016, or an increase of 50.5% from the comparative period, primarily attributable to the increase in income before provision for income tax, partially offset by higher excess benefits recognized from stock-based compensation.

In the second quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.5 million and our effective tax rate by 27.2%, as compared to the U.S. statutory rate.  For comparison, in the second quarter of 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.4 million and our effective tax rate by 29.3%, as compared to the U.S. statutory rate.

The tax effects of the accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the benefits taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting.  We recognize excess tax benefits on a discrete basis and we anticipate our effective tax rate will vary from quarter to quarter depending on our stock price in each period.

Net income

	Three months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$8,338	$7,492	$846	11.3%	13.0%	13.7%

Net income increased $0.8 million to $8.3 million for the three months ended June 30, 2017 from $7.5 million for the three months ended June 30, 2016, or an increase of 11.3% over the comparable year. The increase in net income was primarily related to the increase in revenues of 17.5% and improved gross margin, partially offset by increased operating expense as a percent of total revenue and a higher effective tax rate.

Comparison of six months ended June 30, 2017 and June 30, 2016

Revenue

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$104,004	$78,389	$25,615	32.7%	89.2%	80.4%
Rental revenue	12,617	19,167	(6,550)	-34.2%	10.8%	19.6%
Total revenue	$116,621	$97,556	$19,065	19.5%	100.0%	100.0%

Sales revenue increased $25.6 million to $104.0 million for the six months ended June 30, 2017 from $78.4 million for the six months ended June 30, 2016, or an increase of 32.7% over the comparable period. The increase was primarily attributable to a 15,900-unit increase in the number of oxygen systems sold. We sold approximately 58,000 oxygen systems during the six months ended June 30, 2017 compared to approximately 42,100 oxygen systems sold during the six months ended June 30, 2016, or an increase of 37.8% over the comparable period. The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales, mainly due to increased sales and marketing efforts.

Rental revenue decreased $6.6 million to $12.6 million for the six months ended June 30, 2017 from $19.2 million for the six months ended June 30, 2016, or a decrease of 34.2% over the comparable period. The decrease was primarily related to the declines in Medicare reimbursement rates that took effect in the third quarter of 2016 and the first quarter of 2017, declines in private-payor reimbursement rates which decreased reimbursements in response to lower Medicare rates, and a continued focus on sales versus rentals. Included in the first six months of 2017 was $0.2 million associated with additional revenue expected to be collected from the Cures Act.

	Six months ended
(amounts in thousands)	June 30,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$38,615	$25,474	$13,141	51.6%	33.1%	26.1%
Business-to-business international sales	26,342	23,063	3,279	14.2%	22.6%	23.6%
Direct-to-consumer domestic sales	39,047	29,852	9,195	30.8%	33.5%	30.7%
Direct-to-consumer domestic rentals	12,617	19,167	(6,550)	-34.2%	10.8%	19.6%
Total revenue	$116,621	$97,556	$19,065	19.5%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer increased 51.6% and 30.8%, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.  Revenue from our private label partner and traditional HME providers combined represented more than half of the domestic business-to-business channel’s total sales revenue in the first six months of 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 14.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increases in sales from our partners in Europe, South Korea, and Canada. As of June 30, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the six months ended June 30, 2017, 81.4% was sold in Europe versus 91.6% in the comparative period in 2016.  The increase in international sales outside of Europe in the first six months of 2017 versus the comparative period in the prior year was primarily related to increases in sales in South Korea and Canada. The increase in international sales in Europe was primarily associated with increased purchases from our distributors and HME providers.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$49,906	$39,553	$10,353	26.2%	42.8%	40.5%
Cost of rental revenue	9,404	10,509	(1,105)	-10.5%	8.1%	10.8%
Total cost of revenue	$59,310	$50,062	$9,248	18.5%	50.9%	51.3%

Gross profit - sales revenue	$54,098	$38,836	$15,262	39.3%	46.4%	39.8%
Gross profit - rental revenue	3,213	8,658	(5,445)	-62.9%	2.7%	8.9%
Total gross profit	$57,311	$47,494	$9,817	20.7%	49.1%	48.7%

Gross margin percentage - sales revenue	52.0%	49.5%
Gross margin percentage- rental revenue	25.5%	45.2%
Total gross margin percentage	49.1%	48.7%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. The cost of sales revenue increased $10.4 million to $49.9 million for the six months ended June 30, 2017 from $39.6 million for the six months ended June 30, 2016, or an increase of 26.2%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with new product launches, design changes, better sourcing and increased volumes. We expect the cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost of goods sold per unit.

The cost of rental revenue decreased $1.1 million to $9.4 million for the six months ended June 30, 2017 from $10.5 million for the six months ended June 30, 2016, or a decrease of 10.5% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and servicing costs per patient on service. Cost of rental revenue included $5.2 million of rental asset depreciation for the six months ended June 30, 2017 and $5.9 million for the six months ended June 30, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 52.0% for the six months ended June 30, 2017 from 49.5% for the six months ended June 30, 2016. The increase in sales gross margin percentage was primarily related to lower cost of goods sold, partially offset by an increase in sales mix toward lower margin domestic business-to-business sales as volumes in this channel increased. Total worldwide business-to-business sales revenue accounted for 62.5% of total sales revenue in the first six months of 2017 versus 61.9% in the first six months of 2016. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost of goods sold per unit.

Rental revenue gross margin percentage decreased to 25.5% for the six months ended June 30, 2017 from 45.2% for the six months ended June 30, 2016, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and lower rental patients on service in the first half of 2017, partially offset by lower cost of rental revenues associated primarily with lower depreciation and servicing costs per patient.

Research and development expense

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$2,569	$2,547	$22	0.9%	2.2%	2.6%

Research and development expense increased to $2.6 million for the six months ended June 30, 2017 from $2.5 million for the six months ended June 30, 2016, or an increase of 0.9% over the comparable period. The increase was primarily attributable to a $0.1 million increase in personnel-related expenses.

Sales and marketing expense

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$22,474	$18,541	$3,933	21.2%	19.3%	19.0%

Sales and marketing expense increased $3.9 million to $22.5 million for the six months ended June 30, 2017 from $18.5 million for the six months ended June 30, 2016, or an increase of 21.2% over the comparable period. The increase was primarily attributable to $2.0 million in media spending to supply leads for the increased sales force headcount hired, $1.8 million of sales and marketing personnel-related expenses as a result of increased headcount (which included $1.1 million of wages, benefits and payroll tax expense and $0.6 million of commissions expense, and $0.1 million of stock compensation expense), $0.3 million for dues, fees and license costs, $0.2 million of clinical outside services and $0.1 million in credit card processing fees. These increases were partially offset by decreases of $0.3 million in giveaways/incentives and $0.1 million in personnel-related costs for our clinical and customer service teams. In the six months ended June 30, 2017, we spent $4.8 million in media and advertising costs compared to $3.0 million in the comparative period in 2016. In the six months ended June 30, 2017, we spent $0.1 million in sales and marketing expenses for our Inogen Europe location in the Netherlands versus $0.0 million in the six months ended June 30, 2016.

General and administrative expense

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$18,200	$15,110	$3,090	20.5%	15.6%	15.5%

General and administrative expense increased $3.1 million to $18.2 million for the six months ended June 30, 2017 from $15.1 million for the six months ended June 30, 2016, or an increase of 20.5% over the comparable period. The increase was primarily attributable to $1.4 million of patent defense costs, $0.4 million of bad debt expense, $0.3 million for dues/fees/licensing costs, $0.3 million in audit and tax fees, $0.3 million in legal fees, $0.2 million of increased personnel-related expenses (which included $0.3 million of stock compensation expense, $0.2 million of wages, benefits and payroll tax expense, partially offset by a decrease of $0.2 million of bonus expense). In the six months ended June 30, 2016, we recorded a $1.0 million benefit in general and administrative expense for a litigation settlement that did not recur in the six months ended June 30, 2017 and a $1.0 million litigation settlement expense associated with a California wage and hour claim in the first quarter of 2016. Bad debt expense, expressed as a percentage of total revenue, was 1.7% and 1.6% in the six months ended June 30, 2017 and June 30, 2016, respectively. In the six months ended June 30, 2017, we spent $2.0 million in patent defense costs compared to $0.7 million in the six months ended June 30, 2016.  We also incurred $0.4 million primarily in legal costs associated with the MedSupport acquisition in the six months ended June 30, 2017.

Other income (expense), net

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(5)	$5	-100.0%	0.0%	0.0%
Interest income	247	65	182	280.0%	0.2%	0.1%
Other income	730	86	644	748.8%	0.6%	0.1%
Total other income, net	$977	$146	$831	569.2%	0.8%	0.2%

Total other income, net, increased to $1.0 million for the six months ended June 30, 2017 from $0.1 million for the six months ended June 30, 2016. The increase was primarily due to the increase in foreign currency gains from the sale of goods in Euros as well as the increase in interest income on cash equivalents and marketable securities.

Income tax expense (benefit)

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense	$775	$1,429	$(654)	-45.8%	0.7%	1.5%
Effective income tax rate	5.2%	12.5%

Income tax expense decreased to $0.8 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016, or a decrease of 45.8% from the comparative period, primarily attributable to excess benefits recognized from stock-based compensation.

In the first six months of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $4.7 million and our effective tax rate by 31.2%, as compared to the U.S. statutory rate.  For comparison, in the first six months of 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.5 million and our effective tax rate by 21.9%, as compared to the U.S. statutory rate.

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

Net income

	Six months ended
	June 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$14,270	$10,013	$4,257	42.5%	12.2%	10.3%

Net income increased $4.3 million to $14.3 million for the six months ended June 30, 2017 from $10.0 million for the six months ended June 30, 2016, or an increase of 42.5% over the comparable year. The increase in net income was primarily related to the increase in revenues of 19.5%, improved gross margin, and a lower effective tax rate.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility in Cleveland, Ohio expected in the third quarter of 2017, and the anticipated short-term decline in productivity associated with our new CRM system that we implemented in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced mainly by consumer buying patterns. The following table summarizes our quarterly net sales, gross profit and income from operations:

			Six months
(amounts in thousands)			ended
Quarterly Results 2017	Q1	Q2	June 30, 2017
Net revenue	$52,500	$64,121	$116,621
Gross profit	25,744	31,567	57,311
Net income	5,932	8,338	14,270

			Six months
(amounts in thousands)			ended
Quarterly Results 2016	Q1	Q2	June 30, 2016
Net revenue	$42,989	$54,567	$97,556
Gross profit	21,279	26,215	47,494
Net income	2,521	7,492	10,013

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2017, we had purchase obligations with outside vendors and suppliers of approximately $36.6 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.  As of June 30, 2017, we had minimum aggregate payments of $8.3 million due under non-cancelable leases and specified contractual cash obligations related to software license and maintenance agreements.

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

Liquidity and capital resources

As of June 30, 2017, we had cash and cash equivalents of $114.7 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $29.5 million in certificates of deposits, corporate bonds and agency mortgage-backed securities, which had maturities greater than three months, but less than twelve months, and which were classified as marketable securities. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. As of June 30, 2017, we had no outstanding patent licensing debt. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $20.4 million from proceeds related to stock option exercises and employee stock purchase plans. For the six months ended June 30, 2017 and June 30, 2016, we received $7.3 million and $2.5 million, respectively, in proceeds related to these stock programs.

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

The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2017, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $47.3 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $203.8 million. As of June 30, 2017, we had $15.0 million in available debt capacity under the revolving facility.

Our principal uses of cash in the six months ended June 30, 2017 consisted of net purchases of available-for-sale investments of $8.4 million, net payment of $4.4 million for the acquisition of MedSupport and the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $2.8 million. These uses of cash were partially offset by $0.1 million of gross proceeds received from the sale of former rental assets. We believe that our current cash, cash equivalents, marketable securities, available borrowings under our revolving credit and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2017 vs. 2016
Summary of cash flows	2017	2016	$	%
Cash provided by operating activities	$30,111	$16,797	$13,314	79.3%
Cash provided by (used in) investing activities	(15,561)	(688)	(14,873)	2161.8%
Cash provided by financing activities	7,311	2,336	4,975	213.0%
Effect of exchange rates on cash	(1)	(51)	50	-98.0%
Net increase in cash and cash equivalents	$21,860	$18,394	$3,466	18.8%

(amounts in thousands)	June 30,	December 31,
Working capital	2017	2016
Cash and cash equivalents	$114,711	$92,851
Marketable securities	29,498	21,033
Accounts receivable, net	34,803	30,828
Inventories, net	15,920	14,343
Deferred cost of revenue	385	398
Income tax receivable	1,500	433
Prepaid expenses and other current assets	2,030	1,659
Total current assets	198,847	161,545

Accounts payable and accrued expenses	21,981	12,795
Accrued payroll	4,603	6,123
Warranty reserve-current	1,962	1,688
Deferred revenue-current	3,585	2,239
Income tax payable	59	—
Total current liabilities	32,190	22,845

Net working capital	$166,657	$138,700

Operating activities

We derive operating cash flows from net cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues. The changes in cash related to operating assets and liabilities discussed below were primarily due to the following factors that occurred across both periods presented: an increase in cash used by accounts receivable resulting from an increase in business-to-business receivables due to extended payment terms offered and an increase in sales revenue over the prior periods; and an increase in cash provided by accounts payable resulting from the higher level of cost of sales revenue and operating expenses needed to support the increased sales level.

Net cash provided by operating activities for the six months ended June 30, 2017 consisted primarily of our net income of $14.3 million and non-cash expense items such as provision for sales returns and doubtful accounts of $6.7 million, depreciation and amortization of our equipment and leasehold improvements of $6.3 million, , stock-based compensation expense of $4.1 million, provision for rental revenue adjustments of $2.9 million, deferred tax assets of $0.7 million and loss on disposal of rental equipment and other fixed assets of $0.6 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $5.5 million, of which $15.7 million was due to a net increase in accounts receivable, inventories, income tax receivable, and other current assets, as well as a net decrease of $1.6 million of accrued payroll. These were partially offset by net increases of $8.5 million of accounts payable and accrued expenses, $2.2 million of deferred revenue, and $1.2 million of warranty reserve.

Net cash provided by operating activities for the six months ended June 30, 2016 consisted primarily of our net income of $10.0 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $6.9 million, provision for rental revenue adjustments of $5.5 million, provision for sales returns and doubtful accounts of $5.1 million, deferred tax assets of $1.5 million, stock-based compensation expense of $3.5 million, and loss on disposal of rental equipment and other fixed assets of $0.6 million, partially offset by a gain on sale of former assets of $0.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $16.0 million, of which $24.9 million was due to a net increase in accounts receivable, inventory, and other current assets during this period, and $0.7 million was due to a net decrease in accrued payroll. These were partially offset by net increases of $6.4 million of accounts payable and accrued expenses, $1.4 million of deferred revenue, $1.0 million of warranty reserve and a net decrease of $1.0 million of income tax receivable.

Investing activities

Net cash used in investing activities for each of the periods presented included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of available-for-sale investments. In addition, cash used in investing activities for the current period included net payment for our acquisition.

For the six months ended June 30, 2017, we had $22.7 million of purchases that we invested in certificates of deposits, corporate bonds, and agency mortgage-backed securities with maturities greater than three months that were classified as marketable securities, partially offset by $14.3 million in maturities of available-for-sale investments. In addition, we acquired MedSupport for a net cash payment of $4.4 million and invested $2.8 million in rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former rental assets of $0.1 million.

For the six months ended June 30, 2016, we had $18.1 million in maturities of available-for-sale investments, partially offset by $14.9 million of purchases that we invested in certificates of deposits with maturities greater than three months that were classified as marketable securities. In addition, we invested $4.2 million in rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former assets of $0.3 million.

We expect to continue investing in property, equipment and leasehold improvements as we expand our operations. Our business is inherently capital intensive. For example, we expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator products and, in connection with our rental business, we incur expense in the deployment of rental products to our patients. Investments will continue to be required in order to grow our sales revenue and continue to supply and replace rental equipment to our rental patients on service.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the six months ended June 30, 2017, net cash provided by financing activities consisted of $7.3 million from the proceeds received from stock options that were exercised and purchased under our employee stock purchase program.

For the six months ended June 30, 2016, net cash provided by financing activities consisted of $2.5 million from the proceeds received from stock options that were exercised, purchases under our employee stock purchase program, and partially offset by $0.2 million of payments on our contractual obligation.

Working Capital

Working capital at any specific point in time is subject to many variables including seasonality, inventory management, and the timing of cash receipts and payments.

Current assets increased $37.3 million during the six months ended June 30, 2017 from December 31, 2016 primarily due to an increase in cash, cash equivalents, and marketable securities of $30.3 million driven by strong cash flows from operations as well as increases of $4.0 million in net accounts receivable, $1.6 million in net inventories, and $1.1 million in income tax receivable.

Gross accounts receivable increased $0.6 million during the six months ended June 30, 2017 from December 31, 2016, primarily due to an increase in business-to-business accounts receivable balance of $6.9 million primarily as a result of higher sales in the second quarter of 2017 versus the fourth quarter of 2016, partially offset by a decrease in rental accounts receivable balances of $6.3 million.  Allowances on accounts receivable declined $3.4 million during the six months ended June 30, 2017 from December 31, 2016 primarily due to a decline in the allowance for rental revenue adjustments of $3.2 million from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source.  Business-to-business sales have higher allowances for doubtful accounts on accounts receivable versus direct-to-consumer as direct-to-consumer sales are generally paid in advance of shipment. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $9.3 million during the six months ended June 30, 2017 from December 31, 2016, primarily due to an increase in accounts payable and accrued expenses of $9.2 million mainly caused by the timing of payments for inventory as well as increases in deferred revenue of $1.3 million and warranty reserve of $0.3 million. The increases were partially offset by a decrease of $1.5 million of accrued payroll, primarily due to the timing of payments for other personnel-related expenses, including wages, bonuses, and commissions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2017	2016	2017	2016
Net income	$8,338	$7,492	$14,270	$10,013
Non-GAAP adjustments:
Interest expense	—	2	—	5
Interest income	(146)	(36)	(247)	(65)
Provision for income taxes	828	550	775	1,429
Depreciation and amortization	3,117	3,426	6,321	6,874
EBITDA (non-GAAP)	12,137	11,434	21,119	18,256
Stock-based compensation	2,216	2,156	4,107	3,451
Adjusted EBITDA (non-GAAP)	$14,353	$13,590	$25,226	$21,707

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP Adjusted net income	2017	2016	2017	2016
Net income	$8,338	$7,492	$14,270	$10,013
Non-GAAP adjustments:
Tax benefit adjustments	—	—	—	—
Adjusted net income (non-GAAP)	$8,338	$7,492	$14,270	$10,013

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $114.7 million as of June 30, 2017, which consisted of highly-liquid investments with a maturity of three months or less, and $29.5 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2017 and December 31, 2016. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or six months ended June 30, 2017 or June 30, 2016.

As of June 30, 2017 and December 31, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 1.00% (100 basis points) during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

Historically, the majority of our revenue has been denominated in U.S. dollars. In the fourth quarter of 2014, we began invoicing certain European sales in Euros and in the second quarter of 2017, we acquired MedSupport with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2017 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.9 million decline in revenue for the first six months of 2017.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SDGIP alleges that we willfully infringe U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleges misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. We never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP seeks to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also seeks a permanent injunction against us.

We have and continue to vigorously contest SDGIP’s claims. We have answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. We have also filed counterclaims against SDGIP alleging that the patents-in-suit are unenforceable due to inequitable conduct.

On May 19, 2017, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office granted our inter partes review (IPR) petition with respect to the ‘751 Patent and instituted review of the validity of the patent claims in the ‘751 Patent asserted by SDGIP in the lawsuit.  On June 16, 2017, the PTAB granted our IPR petition with respect to the ‘055 Patent and instituted review of the validity of the patent claims in the ‘055 Patent asserted by SDGIP in the lawsuit.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended June 30, 2017 and June 30, 2016, we derived 7.1% and 11.9%, respectively, and for the six months ended June 30, 2017 and June 30, 2016, we derived 8.0% and 14.1%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.9% as of June 30, 2017, which is higher than the capped patients as a percentage of total patients on service of approximately 13.8% as of June 30, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes, among other things, new face-to-face physician encounter requirements for certain durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. As of January 1, 2017, CMS has decreased prices for durable medical equipment in non-competitive bidding areas to match competitive bidding prices.

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

On January 28, 2016, the Department of Health and Human Services (DHHS) published a final rule to implement Medicare’s face-to-face provisions for home health and DME under the Medicaid program, effective July 1, 2016. Medicaid programs are run by state agencies that must coordinate with state legislative bodies, therefore the state agencies have until July 1, 2017 or July 1, 2018 (depending on the timing of their legislative sessions) to allow state agencies to publish compliant initiatives on this rule. All states except Montana, Nevada, North Dakota, and Texas were expected to initiate this requirement effective July 1, 2017. Montana, Nevada, North Dakota, and Texas are expected to implement the requirements by July 1, 2018. The Medicaid definition of medical supplies, equipment and appliances were aligned with the Medicare definitions. In addition, the DHHS is implementing the requirement for a face-to-face visit related to the beneficiary’s primary need for medical equipment within 6 months prior to the start of certain durable medical equipment services, including oxygen. These legislative provisions, when enacted, could have an adverse impact on our business, financial conditions and operating results.

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

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act are expected to be processed in the third and fourth quarter of 2017. Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas which is expected to be conducted in 2017, and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.3 million and $1.4 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2017 and June 30, 2016, approximately 9.5% and 16.5%, respectively, and for the six months ended June 30, 2017 and June 30, 2016, approximately 10.8% and 19.6%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home systems. We have qualified alternate sources of supply sufficient to support future needs and we have taken other mitigating steps to reduce the impact of a loss or required change in supplier; however, there may be delays and additional costs associated with switching to alternative suppliers if our primary source is terminated without notice. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our recent acquisition of MedSupport Systems B.V. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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

During the six months ended June 30, 2017 and June 30, 2016, approximately 22.6% and 23.6%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2017, we experienced a net foreign currency gain of $0.7 million and for the year ended December 31, 2016, we experienced a net foreign currency loss of $0.3 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2016.  Additional information on our hedging arrangements is also contained in Note 9 to the notes to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering staff and our sales and marketing executives. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

We may now and in the future implement new systems to increase efficiencies and profitability, including a new customer relationship management (CRM) system we implemented in the second quarter of 2017.  As with any major new computer system, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system and there will be similar risks involved in the implementation of any similar systems implemented in the future. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We anticipate a short-term decline in productivity associated with the adoption of our new CRM system implemented in the second quarter of 2017 and, while this system is anticipated to simplify the sales and order processing efforts, enhance customer service, and increase sales revenue in our direct-to-consumer channel, there is a risk that the project will not achieve the anticipated benefits or that the benefits will not be achieved as quickly as anticipated. Failures or delays in properly implementing the new CRM system or new systems in the future could harm our ability to effectively operate our business and adversely impact our business, financial condition, and operating results.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months and lower revenue in the low travel and colder weather months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016. In addition, due to the expected timing of sales representatives hiring, the opening of our new facility in Cleveland, Ohio expected in the third quarter of 2017, and the anticipated short-term decline in productivity associated with our new CRM system that we implemented in the second quarter of 2017, we expect higher sales revenue in our direct-to-consumer channel in the second half of 2017 compared to the first half of 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel in 2017 as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.  If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, JPMorgan Chase Bank, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business. As of June 30, 2017, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $47.3 million in EBITDA for that period. As of June 30, 2017, we were also required to maintain a tangible net worth of $90.0 million, and we had a tangible net worth of $203.8 million.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•	the manufacturing process or facilities we use may not meet applicable Quality System Regulations.

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

The primary regulatory body in Europe is the European Commission, which includes most of the major countries in Europe.  The European Commission has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices.  Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe.  The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.”  An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 23.3% and 24.0% of our revenue was from sales outside of the United States for the three months ended June 30, 2017 and June 30, 2016, respectively, and 22.6% and 23.6% for the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, we sold our products in 45 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

As of June 30, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of June 30, 2017, we had seven pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own an International Registration designating the European Union and the United Kingdom for the mark G4. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of June 30, 2017, one holder of approximately 3.5 million shares, or approximately 17.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 49.6% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2017 and June 30, 2016.

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

inogen, inc.

Dated:	August 3, 2017	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 3, 2017	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)