Form 10-Q
period 2017-09-30
Inogen Inc
filed 2017-11-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 20,870,357 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$129,693	$92,851
Marketable securities	33,395	21,033
Accounts receivable, net	34,699	30,828
Inventories, net	16,855	14,343
Deferred cost of revenue	358	398
Income tax receivable	1,593	433
Prepaid expenses and other current assets	3,186	1,659
Total current assets	219,779	161,545
Property and equipment
Rental equipment, net	51,010	54,582
Manufacturing equipment and tooling	6,693	6,133
Computer equipment and software	5,313	4,705
Furniture and equipment	781	779
Leasehold improvements	1,552	816
Land and building	125	125
Construction in process	265	75
Total property and equipment	65,739	67,215
Less accumulated depreciation	(44,788)	(42,016)
Property and equipment, net	20,951	25,199
Goodwill	2,330	—
Intangible assets, net	1,650	241
Deferred tax asset - noncurrent	24,619	26,654
Other assets	512	410
Total assets	$269,841	$214,049

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$22,367	$12,795
Accrued payroll	6,871	6,123
Warranty reserve - current	2,298	1,688
Deferred revenue - current	3,646	2,239
Income tax payable	251	—
Total current liabilities	35,433	22,845
Long-term liabilities
Warranty reserve - noncurrent	3,269	1,792
Deferred revenue - noncurrent	8,622	7,042
Deferred tax liability - noncurrent	414	—
Other noncurrent liabilities	817	282
Total liabilities	48,555	31,961
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 20,851,696 and 20,389,860 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	211,817	194,466
Retained earnings (accumulated deficit)	9,245	(12,363)
Accumulated other comprehensive income (loss)	203	(35)
Total stockholders' equity	221,286	182,088
Total liabilities and stockholders' equity	$269,841	$214,049

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Sales revenue	$63,137	$47,177	$167,141	$125,566
Rental revenue	5,893	7,245	18,510	26,412
Total revenue	69,030	54,422	185,651	151,978
Cost of revenue
Cost of sales revenue	31,401	24,271	81,307	63,824
Cost of rental revenue, including depreciation of $2,366 and $2,878 for the three months ended and $7,577 and $8,733 for the nine months ended, respectively	4,459	5,023	13,863	15,532
Total cost of revenue	35,860	29,294	95,170	79,356
Gross profit
Gross profit-sales revenue	31,736	22,906	85,834	61,742
Gross profit-rental revenue	1,434	2,222	4,647	10,880
Total gross profit	33,170	25,128	90,481	72,622
Operating expense
Research and development	1,375	1,350	3,944	3,897
Sales and marketing	13,095	9,679	35,569	28,220
General and administrative	10,368	8,702	28,568	23,812
Total operating expense	24,838	19,731	68,081	55,929
Income from operations	8,332	5,397	22,400	16,693
Other income (expense)
Interest expense	—	(1)	—	(6)
Interest income	221	61	468	126
Other income (expense)	264	(8)	994	78
Total other income, net	485	52	1,462	198
Income before provision for income taxes	8,817	5,449	23,862	16,891
Provision for income taxes	1,479	203	2,254	1,632
Net income	7,338	5,246	21,608	15,259
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	115	—	312	—
Change in net unrealized gains (losses) on foreign currency hedging	(196)	10	(442)	(24)
Less: reclassification adjustment for net (gains) losses included in net income	305	2	297	51
Total net change in unrealized gains (losses) on foreign currency hedging	109	12	(145)	27
Change in net unrealized gains (losses) on available-for-sale investments	13	(4)	71	16
Total other comprehensive income, net of tax	237	8	238	43
Comprehensive income	$7,575	$5,254	$21,846	$15,302

Basic net income per share attributable to common stockholders (Note 5)	$0.35	$0.26	$1.05	$0.76
Diluted net income per share attributable to common stockholders (Note 5)	$0.33	$0.25	$0.99	$0.73
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,753,789	20,157,688	20,622,848	19,986,544
Diluted common shares	21,998,660	21,182,587	21,832,544	21,000,945

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2015	19,782,403	$20	$179,143	$(45,108)	$(37)	$134,018
Cumulative effect of change in accounting principle	—	—	—	12,226	—	12,226
Stock-based compensation	—	—	5,404	—	—	5,404
Employee stock purchases	37,378	—	1,055	—	—	1,055
Stock options exercised	424,462	—	4,600	—	—	4,600
Net income	—	—	—	15,259	—	15,259
Other comprehensive income	—	—	—	—	43	43
Balance, September 30, 2016 (unaudited)	20,244,243	$20	$190,202	$(17,623)	$6	$172,605

Balance, December 31, 2016	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088
Stock-based compensation	41,574	—	6,630	—	—	6,630
Employee stock purchases	24,523	—	1,379	—	—	1,379
Stock options exercised	395,739	1	9,342	—	—	9,343
Net income	—	—	—	21,608	—	21,608
Other comprehensive income	—	—	—	—	238	238
Balance, September 30, 2017 (unaudited)	20,851,696	$21	$211,817	$9,245	$203	$221,286

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$21,608	$15,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,257	10,290
Loss on rental units and other fixed assets	934	891
Gain on sale of former rental assets	(62)	(224)
Provision for sales returns and doubtful accounts	10,319	8,177
Provision for rental revenue adjustments	3,828	7,783
Provision for inventory obsolescence and other inventory losses, net of recoveries	222	141
Stock-based compensation expense	6,630	5,404
Deferred tax assets	2,035	1,653
Changes in operating assets and liabilities:
Accounts receivable	(16,826)	(25,812)
Inventories	(3,481)	(9,220)
Deferred cost of revenue	40	(42)
Income tax receivable	(1,155)	546
Prepaid expenses and other current assets	(1,421)	(600)
Accounts payable and accrued expenses	9,103	7,801
Accrued payroll	717	573
Warranty reserve	2,085	1,424
Deferred revenue	2,987	1,856
Income tax payable	131	(11)
Other noncurrent liabilities	535	(37)
Net cash provided by operating activities	47,486	25,852
Cash flows from investing activities
Purchases of available-for-sale investments	(35,367)	(26,321)
Maturities of available-for-sale investments	23,076	20,799
Investment in intangible assets	(15)	(112)
Investment in property and equipment	(2,083)	(1,483)
Production and purchase of rental equipment	(2,682)	(4,588)
Proceeds from sale of former assets	129	328
Payment for acquisition, net of cash acquired	(4,447)	—
Net cash used in investing activities	(21,389)	(11,377)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from financing activities
Proceeds from stock options exercised	9,343	4,600
Proceeds from employee stock purchases	1,379	1,055
Repayment of debt from investment in intangible assets	—	(235)
Net cash provided by financing activities	10,722	5,420
Effect of exchange rates on cash	23	8
Net increase in cash and cash equivalents	36,842	19,903
Cash and cash equivalents, beginning of period	92,851	66,106
Cash and cash equivalents, end of period	$129,693	$86,009
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$9
Cash paid (received) during the period for income taxes, net of refunds received	1,164	(533)
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$104	$—

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2016. The Company estimates based on 2016 Medicare data that patients using portable oxygen concentrators represent approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay sales into the market. Based on 2016 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented more than 327,000 of its Inogen oxygen concentrators as of September 30, 2017.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. The Company owns all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of the Company.

On May 4, 2017, the Company, through its wholly owned subsidiary, Inogen Europe Holding B.V., acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) for approximately $5,831 comprised of $5,779 of cash paid at closing and estimated net working capital adjustments of approximately $52 to be paid in the fourth quarter of 2017 classified in accounts payable and accrued expenses.  In aggregate, $1,337 was cash acquired, $1,529 was attributed to intangible assets, $2,154 was attributed to goodwill, and $811 was attributed to net assets assumed.  MedSupport is engaged in the business of importing and distributing medical devices throughout Europe.  The acquisition allows the Company to add a European customer support and repair site in the Netherlands and is currently operating as Inogen Europe B.V. Goodwill associated with this acquisition is not deductible for tax purposes in the Netherlands. Acquisition expenses of approximately $370 were expensed in 2017 and are classified within general and administrative expense.   The Company's allocation of the purchase price remains incomplete and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements are unaudited. The balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Foreign currency

The functional currency of the Company’s international subsidiaries is the local currency.  The financial statements of the subsidiaries are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates of exchange for revenues, cost of revenue, operating expense and provision for income taxes. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are reflected as a component of foreign currency exchange gains or losses in other income (expense) in the consolidated statements of comprehensive income.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Recently issued accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  To date, the Company has performed an initial assessment of the Company’s revenue streams, substantially completed its summary of all outstanding contracts, and begun the process of applying the five-step model to those contracts and revenue streams. The Company anticipates adopting the standard using the modified retrospective method.  The Company expects to adopt on January 1, 2018 and has developed its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The Company is still evaluating the impact that this guidance will have on its consolidated financial statements, and has not yet determined whether the Company will early adopt ASU No. 2017-12.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company elected to early adopt ASU No. 2016-09 in the fourth quarter of 2016, which requires any adjustments to be recorded as of the beginning of fiscal 2016.  As a result, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and statements of cash flows and stockholders’ equity for the nine months ended September 30, 2016 were adjusted to include the impact of ASU No. 2016-09 adoption.  See “Note 2 –Summary of significant accounting policies” in the notes

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

to the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products.  Management reports financial information on an aggregate basis to the Company’s chief operating decision maker.

3. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying values of its financial instruments approximate fair value based on their short-term nature.

Imputed interest associated with the Company’s non-interest bearing debt was insignificant and was appropriately recognized in the respective periods.

Fair value accounting

Accounting Standards Codification (ASC) 820 — Fair Value Measurements and Disclosures, creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$50,670	$—	$50,670	$50,670	$—
Level 1:
Money market accounts	77,020	—	77,020	77,020	—

Level 2:
Certificates of deposit	14,302	(3)	14,299	—	14,299
Corporate bonds	18,110	(14)	18,096	—	18,096
Agency mortgage-backed securities	3,004	(1)	3,003	2,003	1,000
Total	$163,106	$(18)	$163,088	$129,693	$33,395

	As of December 31, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$48,533	$—	$48,533	$48,533	$—
Level 1:
Money market accounts	39,277	—	39,277	39,277	—

Level 2:
Certificates of deposit	15,904	(8)	15,896	5,041	10,855
Corporate bonds	10,200	(22)	10,178	—	10,178
Agency mortgage-backed securities	—	—	—	—	—
Total	$113,914	$(30)	$113,884	$92,851	$21,033

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

September 30,
2017
Due within one year	$33,395

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with each derivative instrument and hedging activity at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, net in the balance sheet. The Company had a payable of $350 as of September 30, 2017 and a receivable of $15 as of December 31, 2016, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated when a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income (loss) related to the hedging relationship.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on available-for-	on cash	comprehensive
	adjustments	sale investments	flow hedges	income (loss)
Balance as of December 31, 2016	$—	$(82)	$47	$(35)
Other comprehensive gain (loss)	312	71	(145)	238
Balance as of September 30, 2017	$312	$(11)	$(98)	$203

4. Balance sheet components

Cash, cash equivalents and marketable securities

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

The Company reviews its investments to identify and evaluate investments for indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to other income (expense), net in the consolidated statements

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

of comprehensive income. During the three and nine months ended September 30, 2017 and 2016, respectively, no losses were recognized for other-than-temporary impairments. Cash, cash equivalents and marketable securities consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2017	2016
Cash	$50,670	$48,533
Money market accounts	77,020	39,277
Certificates of deposit	—	5,041
Agency mortgage-backed securities	2,003	—
Total cash and cash equivalents	$129,693	$92,851
Marketable securities
Certificates of deposit	$14,299	$10,855
Corporate bonds	18,096	10,178
Agency mortgage-backed securities	1,000	—
Total marketable securities	$33,395	$21,033

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

As of September 30, 2017 and December 31, 2016, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $3,117 and $7,484, respectively. These balances reflect gross unbilled rental receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
Gross accounts receivable	2017	2016
Medicare	$4,168	$12,500
Medicaid/other government	400	617
Private insurance	2,034	3,475
Patient responsibility	2,781	3,227
Business-to-business & other receivables (1)	29,651	19,541
Total gross accounts receivable	$39,034	$39,360

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
Net accounts receivable	2017	2016
Medicare	$2,877	$7,208
Medicaid/other government	280	410
Private insurance	1,545	1,832
Patient responsibility	1,351	2,538
Business-to-business & other receivables (1)	28,646	18,840
Total net accounts receivable	$34,699	$30,828

(1)

Business-to-business receivables included one customer with an accounts receivable balance of $11,790 and $9,791 as of September 30, 2017 and December 31, 2016, respectively. This customer received extended payment terms through a direct financing plan offered.  The Company also has a credit insurance policy in place, which allocates up to $12,000 in coverage as of September 30, 2017 and allocated up to $9,000 in coverage as of December 31, 2016 for this customer with a $1,000 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
Allowances - accounts receivable	2017	2016
Doubtful accounts	$1,920	$1,869
Rental revenue adjustments	1,593	6,078
Sales returns	822	585
Total allowances - accounts receivable	$4,335	$8,532

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct to consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2017, and no single

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2016. Two customers with accounts receivable balances of $11,790 and $4,960, respectively, represented more than 10% of the Company’s net accounts receivable balance as of September 30, 2017, and one single customer with an accounts receivable balance of $9,791, represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2016.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 70.1% and 71.0% of rental revenue for the three months ended September 30, 2017 and September 30, 2016, respectively, and based on total revenue was 6.0% and 9.5% for the three months ended September 30, 2017 and September 30, 2016, respectively. Medicare’s service reimbursement programs accounted for 72.8% and 71.6% of rental revenue for the nine months ended September 30, 2017 and September 30, 2016, respectively, and based on total revenue was 7.3% and 12.4% for the nine months ended September 30, 2017 and September 30, 2016, respectively. Net accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,877 or 8.3% of total net accounts receivable as of September 30, 2017 as compared to $7,208, or 23.4% of total net accounts receivable as of December 31, 2016.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2017, the Company’s three major vendors accounted for 19.9%, 13.9%, and 9.7%, respectively, of total raw material purchases. For the nine months ended September 30, 2016, the Company’s three major vendors accounted for 22.0%, 14.9% and 7.9%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 77.2% and 72.8% of the non-U.S. revenue for the three months ended September 30, 2017 and September 30, 2016, respectively, were invoiced in Euros. Approximately 75.2% and 70.7% of the non-U.S. revenue for the nine months ended September 30, 2017 and September 30, 2016, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months and nine months ended September 30, 2017 and September 30, 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. revenue	$51,844	$39,470	$142,123	$113,963
Non-U.S. revenue	17,186	14,952	43,528	38,015
Total revenue	$69,030	$54,422	$185,651	$151,978

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventories related to inventories that are expected to be realized or consumed after one year of $391 and $314 as of September 30, 2017 and December 31, 2016, respectively.   Noncurrent inventories are primarily related to raw materials purchased to support long-term expected repairs in bulk-purchases to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials and work-in-progress	$13,945	$12,382
Finished goods	3,209	2,152
Less: reserves	(299)	(191)
Inventories	$16,855	$14,343

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

Expenditures for additions, improvements and replacements are capitalized and depreciated or amortized to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $463 and $497 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $1,808 and $1,930 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Depreciation and amortization expense related to property and equipment and rental equipment are summarized below for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Rental equipment	$2,366	$2,878	$7,577	$8,733
Other property and equipment	469	510	1,427	1,484
Total depreciation and amortization	$2,835	$3,388	$9,004	$10,217

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,
Property and equipment	2017	2016
Rental equipment, net of allowances of $808 and $725, respectively	$51,010	$54,582
Other property and equipment	14,729	12,633
Property and equipment	65,739	67,215

Accumulated depreciation
Rental equipment	35,323	33,937
Other property and equipment	9,465	8,079
Accumulated depreciation	44,788	42,016

Property and equipment, net
Rental equipment, net of allowances of $808 and $725, respectively	15,687	20,645
Other property and equipment	5,264	4,554
Property and equipment, net	$20,951	$25,199

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or nine months ended September 30, 2017 and September 30, 2016.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

Balance as of December 31, 2016	$—
Acquisition	2,154
Translation adjustment	176
Balance as of September 30, 2017	$2,330

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or nine months ended September 30, 2017 and September 30, 2016. Amortization expense for intangible assets for the three months ended September 30, 2017 and September 30, 2016 was $101 and $28, respectively, and for the nine months ended September 30, 2017 and September 30, 2016 was $253 and $73, respectively.

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$132	$53
Patents and websites	5	873	832	41
Customer relationships	4	1,417	147	1,270
Non-compete agreement	3	236	33	203
Commercials	2-3	303	220	83
Total		$3,014	$1,364	$1,650

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$118	$67
Patents and websites	5	873	810	63
Commercials	2-3	287	176	111
Total		$1,345	$1,104	$241

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

September 30, 2017
Remaining 3 months of 2017	$133
2018	526
2019	472
2020	390
2021	125
Thereafter	4
$1,650

Accounts payable and accrued expenses

Accounts payable and accrued expenses as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$11,033	$5,738
Accrued inventory (in-transit and unvouchered receipts) and trade payables	6,999	4,290
Accrued purchasing card liability	2,610	1,760
Accrued franchise, sales and use taxes	582	281
Other accrued expenses	1,143	726
Accounts payable and accrued expenses	$22,367	$12,795

5. Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260—Earnings per Share, and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator—basic and diluted:
Net income	$7,338	$5,246	$21,608	$15,259

Denominator:
Weighted-average common shares - basic common stock (1)	20,753,789	20,157,688	20,622,848	19,986,544
Weighted-average common shares - diluted common stock	21,998,660	21,182,587	21,832,544	21,000,945

Net income per share - basic common stock	$0.35	$0.26	$1.05	$0.76
Net income per share - diluted common stock	$0.33	$0.25	$0.99	$0.73

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	20,753,789	20,157,688	20,622,848	19,986,544
Stock options and other dilutive awards	1,244,871	1,024,899	1,209,696	1,014,401
Weighted-average common shares - diluted common stock	21,998,660	21,182,587	21,832,544	21,000,945
Shares excluded from diluted weighted-average shares:
Stock options	64,498	761,916	64,498	1,357,794
Restricted stock units and restricted stock awards	90,083	—	95,783	—
Shares excluded from diluted weighted-average shares	154,581	761,916	160,281	1,357,794

(1)  Unvested restricted stock units and restricted stock awards are not included as shares outstanding in the calculation of basic earnings per share. Vested restricted stock units and restricted stock awards are included in basic earnings per share if all vesting and performance criteria have been met. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. Restricted stock awards are eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

The computations of diluted net income attributable to common stockholders excluded common stock options, restricted stock units and restricted stock awards which were anti-dilutive for the three months and nine months ended September 30, 2017 and September 30, 2016, respectively.

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

7. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2017, options to purchase 87,711 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2017, options to purchase 348,132 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2014 Equity Incentive Plan (2014 Plan) that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

As of September 30, 2017, awards with respect to 1,621,020 shares of the Company’s common stock were outstanding, and 1,152,589 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2016	2,355,527	$0.60-$58.95	$28.22	5.42	$38.95
Granted	64,498	83.30	83.30
Exercised	(395,739)	0.60-56.72	23.48
Forfeited	(63,173)	24.52-58.95	43.74
Expired	(33)	8.70	8.70
Outstanding as of September 30, 2017	1,961,080	0.60-83.30	30.49	4.83	64.61
Vested and exercisable as of September 30, 2017	1,166,512	0.60-83.30	22.89	4.63	72.21
Vested and expected to vest as of September 30, 2017	1,907,844	$0.60-$83.30	$30.20	4.82	$64.90

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of September 30, 2017 and September 30, 2016 was $11,401 and $17,607, respectively.

Stock incentive awards

The Company grants restricted stock units (RSUs) and restricted stock awards (RSAs) under the 2014 Plan (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria.  Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

Stock Awards granted with only time based service vesting conditions generally vest over a four-year service period, as defined in the terms of each award.  Stock Awards that vest based on the satisfaction of time based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance criteria established at the time of the award.  The portion of the Stock Award that is earned may equal or be less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Restricted stock activity for the nine months ended September 30, 2017, is summarized below:

				Weighted-
				average grant
		Performance and		date fair value
	Time-based	time-based	Total	per share

Unvested restricted stock units as of December 31, 2016	—	—	—	$—
Granted	41,100	13,109	54,209	89.64
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock units as of September 30, 2017	41,100	13,109	54,209	$89.64
Unvested restricted stock awards outstanding as of December 31, 2016	—	—	—	$—
Granted	20,789	20,785	41,574	91.52
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of September 30, 2017	20,789	20,785	41,574	$91.52
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2017	17,024	17,027	34,051	$91.52

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2017, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $6,938, excluding estimated forfeitures.  This amount is expected to be recognized over a weighted-average period of 3.1 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan (ESPP) provides for the grant to all eligible employees an option to purchase stock under the ESPP, within the meaning Section 423 of the Internal Revenue Code. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime and shift premium, but exclusive of payments for equity compensation and other similar compensation. A participant may purchase a maximum of 1,500 shares during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month period. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date. The offering periods are currently approximately six months in length beginning on the first business day on or after March 1 and September 1 of each year and ending on the first business day on or after September 1 and March 1 approximately six months later.

As of September 30, 2017, a total of 581,106 shares of common stock were available for sale pursuant to the ESPP. The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2017, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months and nine months ended September 30, 2017 and September 30, 2016 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock option plan awards	$2,012	$1,858	$5,811	$5,063
Restricted stock units and restricted stock awards	402	—	450	—
Employee stock purchase plan	109	95	369	341
Total stock-based compensation expense	$2,523	$1,953	$6,630	$5,404

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the nine months ended September 30, 2017 and September 30, 2016 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the nine months ended September 30, 2017 has been reduced for estimated forfeitures of restricted stock at a rate of 6.00%. There were no grants of restricted stock units and restricted stock awards for the nine months ended September 30, 2016. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For the three months and nine months ended September 30, 2017 and September 30, 2016, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$205	$175	$608	$454
Research and development	260	223	733	561
Sales and marketing	407	318	1,069	859
General and administrative	1,651	1,237	4,220	3,530
Total stock-based compensation expense	$2,523	$1,953	$6,630	$5,404

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees.  Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis.  The Company began matching employees’ contributions, effective January 1, 2017.  The Company contributed $430, net of forfeitures, to the 401(k) plan for the nine months ended September 30, 2017.  The Company made no contributions to the 401(k) plan for the nine months ended September 30, 2016.

8. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its facilities and certain equipment under operating leases that expire through September 2024. As of September 30, 2017, the minimum aggregate payments due under operating leases and specified non-cancelable contractual obligations, which consist of software license and maintenance agreements, are summarized as follows:

	Operating leases	Related party leases	Non-cancelable contractual obligations	Total
Remaining 3 months of 2017	$309	$8	$144	$461
2018	1,315	32	578	1,925
2019	1,419	32	578	2,029
2020	1,031	10	578	1,619
2021	532	—	456	988
Thereafter	800	—	—	800
	$5,406	$82	$2,334	$7,822

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Rent expense for the property was $8 and $13 for the three and nine months ended September 30, 2017, respectively.

Rent expense of $289 and $263 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $829 and $766 for the nine months ended September 30, 2017 and September 30, 2016, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $36,800 of outstanding purchase orders with its outside vendors and suppliers as of September 30, 2017.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016
Product warranty liability at beginning of period	$3,480	$1,973
Accruals for warranties issued	3,811	3,123
Adjustments related to preexisting warranties (including changes in estimates)	200	118
Settlements made (in cash or in kind)	(1,924)	(1,734)
Product warranty liability at end of period	$5,567	$3,480

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has continued with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.

The Company believes that it is in compliance in all material respects with applicable fraud and abuse regulations and other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) ensures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act) imposes notification requirements of certain security breaches relating to protected health information. The Company may be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company believes that it complies in all material respects with the provisions of those regulations that are applicable to the Company’s business.

Legal proceedings

Separation Design Group lawsuit

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against the Company in the United States District Court for the Central District of California. On December 7, 2015, SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleged that the Company willfully infringed U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also sought a permanent injunction against the Company.

The Company answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. The Company also filed counterclaims against SDGIP alleging that the patents-in-suit were unenforceable due to inequitable conduct.

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

The parties reached a mutually agreeable settlement in October 2017. On October 19, 2017, the Court dismissed the lawsuit without prejudice. The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on November 1, 2017. The Company recognized a loss of $600 for all alleged past damages relating to the asserted patents and trade secrets during the three months ended September 30, 2017 classified within general and administrative expense and the related payable was recorded in accounts payable and accrued expenses as of September 30, 2017.  In addition, the Company will record an intangible for future rights to use the patents-in-suit as well as any future patents related to the patents-in-suit of $2,400 in the fourth quarter of 2017. The Company paid $3,000 on November 3, 2017 finalizing the payment of this settlement.  Although the Company came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, the Company in no way assumed or admitted any wrong doing.

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against the Company. CAIRE alleges that the Company infringes U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. The Company denies CAIRE’s allegations and plans to vigorously contest CAIRE’s claims. On September 11, 2017, the Company filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office a petition for inter partes review (IPR) of the patent CAIRE is asserting against the Company.

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

9. Foreign currency exchange contracts and hedging

As of September 30, 2017 and September 30, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,251 and $11,117, respectively, and $736 and $2,839, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months, and had an unrealized loss of approximately $145, net of tax, during the nine months ended September 30, 2017, and an unrealized gain of approximately $27, net of tax, during the nine months ended September 30, 2016.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2017 and September 30, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of September 30, 2017, the Company had fifteen designated hedges and three non-designated hedges. As of September 30, 2016, the Company had fourteen designated hedges and four non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, future declines in rental revenue, and future decline in rental patients on service;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new product and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and securing contracts with healthcare payors and insurers;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems B.V.;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the expected timing of reimbursements in connection with the 21st Century Cures Act;
•	the effects of seasonal trends on our results of operations and estimated impact of the implementation of our new customer relationship management (CRM) system and hiring plans;
•	our expectations regarding the international launch and market acceptance of our Inogen One G4 portable oxygen concentrator;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or

SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Critical accounting policies and significant estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

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

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2016, we increased our internal sales representatives to 177 from 166 as of December 31, 2015. Typically, we expect new sales representatives to take 4 to 6 months to reach full productivity. Additionally, we are building a physician referral channel that consists of 18 sales representatives as of December 31, 2016, up from 14 as of December 31, 2015. Lastly, we are focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $1.4 million and $1.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $3.9 million and $3.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3 product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our former Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it is suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016.

•

Increase international business-to-business adoption. Although our main growth opportunity remains POC adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have started to build out an infrastructure over the last few years, which includes sales in 45 international countries and a new contract manufacturing partner to support growing European volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in emerging markets. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy exists today.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we are targeted to begin production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our contract manufacturer is expected to ramp capacity in 2018 to produce Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and will continue to assemble compressors and sieve bed columns at our facility in Goleta, California. We expect this will allow us to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G4.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. We began sales of the Inogen One G4 in our domestic business-to-business channel in the third quarter of 2016, and began sales in our international business-to-business channel in the second quarter of 2017.

Historically, we have generated a majority of our revenue from sales and rentals to customers and patients in the United States. For the three months ended September 30, 2017 and September 30, 2016, approximately 24.9% and 27.5%, respectively, and 23.5% and 25.0% for the nine months ended September 30, 2017 and September 30, 2016, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 77.2% and 72.8% of the non-U.S. revenue for the three months ended September 30, 2017 and September 30, 2016, respectively, and 75.2% and 70.7% for the nine months ended September 30, 2017 and September 30, 2016, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of September 30, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue increased $14.6 million to $69.0 million for the three months ended September 30, 2017 from $54.4 million for the three months ended September 30, 2016, and increased $33.7 million to $185.7 million for the nine months ended September 30, 2017 from $152.0 million for the nine months ended September 30, 2016, primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and a focus on sales instead of rentals. We generated net income of $7.3 million and $5.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively. We generated net income of $21.6 million and $15.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. We generated Adjusted EBITDA of $14.1 million and $10.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively and $39.3 million and $32.5 million for the nine months ended September 30, 2017 and September 30, 2016, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2017, our retained earnings were $9.2 million.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner and resellers, who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has changed which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 36,000 systems in the three months ended September 30, 2017 compared to 26,600 systems for the same period in 2016. We sold approximately 94,000 systems in the nine months ended September 30, 2017 compared to 68,700 systems for the same period in 2016. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, the physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity. Once the product is deployed, the patient receives direction on product use and receives a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the time from initial contact with a patient to billing can vary significantly and be up to one month or longer.

We expect declining rental revenue of approximately 32% in 2017 compared to 2016 primarily associated with reimbursement rate declines and a continued focus on sales versus rentals.  We plan to grow our rental patients on service in future periods through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives, investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.1% as of September 30, 2017 compared to approximately 16.0% as of September 30, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of September 30, 2017, we had approximately 31,600 oxygen rental patients, a decrease from approximately 33,700 oxygen rental patients as of September 30, 2016. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue. For the three months and nine months ended September 30, 2017, approximately 70.1% and 72.8% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

In the CBAs covered under round two re-compete of the competitive bidding program, which began July 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.00 to $89.86 per month (average of $76.84 per month) and the OGPE rentals (E1392) ranges from $33.97 to $42.00 per month (average of $37.90 per month). In the CBAs covered under round one 2017 of the competitive bidding program, which began January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $70.04 to $90.01 per month (average of $77.97 per month) and the OGPE rentals (E1392) ranges from $35.11 to $37.15 per month (average of $36.06 per month).

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the unadjusted fee schedule amount plus 50% of the Adjusted Fee schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act were partially paid in the third quarter of 2017 in the amount of $1.4 million and the remaining amounts are expected to be processed in the fourth quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the Adjusted Fee Schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

CMS has also re-bid for the round one 2017 contracts effective January 1, 2017 through December 31, 2018. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to ensure there are no multi-state CBAs. We estimate approximately 9% of the Medicare market will be impacted by the round one 2017 contracts.

The following table sets forth the current Medicare standard allowable reimbursement rates and the average of reimbursement rates applicable in Metropolitan Statistical Areas covered by rounds one and two of competitive bidding.

		Round one	Round two	Round one
	Round two	re-compete	re-compete	2017
	average	average	average	average
	7/1/13-	1/1/14-	7/1/16-	1/1/17-
	6/30/16	12/31/16	12/31/18	12/31/18
E1390 (stationary oxygen rentals)	$93.07	$95.74	$76.84	$77.97
E1392 (portable oxygen rentals)	42.72	38.08	37.90	36.06
Total	$135.79	$133.82	$114.74	$114.03

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

Cumulatively in round one, round two, round one re-compete, round two re-compete and round one 2017, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS. We currently operate in 49 of the 50 states in the U.S. We do not operate in Hawaii due to the licensure requirements.

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

After round one 2017 of competitive bidding, we have been excluded from the Chester-Lancaster and York Counties-SC CBA, which we previously won under round one re-compete. We also have been excluded from the Miami-Fort Lauderdale-West Palm Beach-FL and Orlando-Kissimmee-Sanford-FL CBAs. We have access to 10 of the 13 CBAs in which we bid for the respiratory product category: Charlotte-Concord-Gastonia-NC, Cincinnati-OH, Cleveland-Elyria-OH, Covington-Florence-Newport-KY, Dallas-Fort Worth-Arlington-TX, Dearborn-Franklin-Ohio, and Union Counties-IN, Kansas City-MO, Kansas City-Overland Park-Ottawa-KS, Pittsburgh-PA, and Riverside-San Bernardino-Ontario-CA. We have access to ten CBAs of the thirteen regions subject to competitive bidding round one 2017 for the respiratory product category.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 6.0% of our total revenue in the three months ended September 30, 2017 and 7.3% of our total revenue in the nine months ended September 30, 2017. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), rentals to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.2 million and $0.3 million in the three months ended September 30, 2017 and September 30, 2016, respectively, and $0.7 million and $1.4 million in the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and nine months ended September 30, 2017 and September 30, 2016, respectively.

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

On November 2, 2017, a bi-partisan bill with 50 original co-sponsors was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas.  If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

As of September 30, 2017, we had 93 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 system is higher than our Inogen One G2 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016 or 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, HME providers, distributors, our private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2017 and September 30, 2016, business-to-business sales as a percentage of total sales revenue were 63.5% and 66.0%, respectively. For the nine months ended September 30, 2017 and September 30, 2016, business-to-business sales as a percentage of total sales revenue were 62.9% and 63.4%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

The revenue is allocated to the two deliverables on a relative selling price method. We have vendor-specific objective evidence of selling price for the equipment including the standard warranty. To determine the selling price of the lifetime warranty, we use our best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the life expectancy of patients on oxygen therapy. Based on clinical studies, we estimate that 60% of patients will succumb to their disease within three years. Given the approximate mortality rate of 20% per year, we estimate on average all patients will succumb to their disease within five years. We have taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time our product is deployed.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect total rental revenue to decline by approximately 32% in 2017 from 2016. We expect our rental revenue to be relatively flat in 2018 as we plan to continue to focus on cash sales instead of rentals and there are no known Medicare reimbursement declines in 2018. We also expect that our rental revenue will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

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

We expect the average unit costs of our Inogen One and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. We expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense and service costs for rental patients, including rework costs, material, labor, freight, consumable disposables and logistics costs.

We expect rental gross margin percentage to decline in 2017 compared to 2016 primarily due to rental reimbursement rate reductions and increased capped patients on service as a percent of our total patients on service, partially offset by lower cost of rental revenue per patient on service. We expect the average rental costs per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in depreciation, repair costs, logistics costs, and labor costs. We expect rental gross margin to increase in 2018 compared to 2017 primarily due to no expected change in Medicare reimbursement rates, lower rental adjustments rates, and lower cost of rental revenues.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches and enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing line support.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2016 and through the third quarter of 2017, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and consumer base increases. In addition, we implemented a new CRM system in the second quarter of 2017 which has increased our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We opened a new facility in the Cleveland, Ohio area in the third quarter of 2017. In that facility, we are planning on adding additional headcount of approximately 240 people over the next three years primarily in sales and customer service, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain offsetting business development incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (“MedSupport”) on May 4, 2017.  This acquisition is expected to increase sales and marketing costs, but is also expected to improve customer service and repair services in the European markets.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. Those costs include increases in our accounting, human resources, IT personnel, additional consulting, legal and accounting fees, insurance costs, board members’ compensation and the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we also expect our patent defense costs to increase substantially in 2017 from 2016 associated with our one pending lawsuit and one settled lawsuit and to continue to increase in future periods.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), and interest income driven by the interest earned on cash equivalents and marketable securities.

Results of operations

Comparison of three months ended September 30, 2017 and September 30, 2016

Revenue

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$63,137	$47,177	$15,960	33.8%	91.5%	86.7%
Rental revenue	5,893	7,245	(1,352)	-18.7%	8.5%	13.3%
Total revenue	$69,030	$54,422	$14,608	26.8%	100.0%	100.0%

Sales revenue increased $16.0 million to $63.1 million for the three months ended September 30, 2017 from $47.2 million for the three months ended September 30, 2016, or an increase of 33.8% over the comparable period. The increase was primarily attributable to a 9,400-unit increase in the number of oxygen systems sold. We sold approximately 36,000 oxygen systems during the three months ended September 30, 2017 compared to approximately 26,600 oxygen systems sold during the three months ended September 30, 2016, or an increase of 35.3% over the comparable period. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, mainly due to an increase in sales representatives and an increase in their productivity, increased sales and marketing efforts and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand. We saw minimal impact in the third quarter of 2017 associated with the multiple major hurricanes that hit the United States.

Rental revenue decreased $1.4 million to $5.9 million for the three months ended September 30, 2017 from $7.2 million for the three months ended September 30, 2016, or a decrease of 18.7% from the comparable period. The decrease in rental revenue was primarily related to declines in rental patients on service, declines in Medicare reimbursement rates that took effect in the first quarter of 2017, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, and a continued focus on sales versus rentals.

	Three months ended
(amounts in thousands)	September 30,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$22,919	$16,173	$6,746	41.7%	33.2%	29.7%
Business-to-business international sales	17,186	14,952	2,234	14.9%	24.9%	27.5%
Direct-to-consumer domestic sales	23,032	16,052	6,980	43.5%	33.4%	29.5%
Direct-to-consumer domestic rentals	5,893	7,245	(1,352)	-18.7%	8.5%	13.3%
Total revenue	$69,030	$54,422	$14,608	26.8%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer channels increased 41.7% and 43.5%, respectively, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.  Revenue from our private label partner and traditional HME providers combined represented more than half of the domestic business-to-business channel’s total sales revenue in the third quarter of 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, increased productivity, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 14.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases in sales from our partners in Europe. As of September 30, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended September 30, 2017, 90.1% was sold in Europe versus 90.8% in the comparative period in 2016.  European sales increased primarily associated with increased purchases from our distributors and HME providers.  We also acquired our former distributor, MedSupport, in the second quarter of 2017, which also contributed to increased revenues in the third quarter of 2017.

In future periods, revenue may be impacted by seasonality resulting in higher total sales in the warmer weather spring and summer months due to patients traveling in those periods and lower revenue in the low travel and colder weather months, but this may vary year-over-year.  For example, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016 or 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns.  We also expect that we will be impacted by lower Medicare and third-party reimbursement rates, including competitive bidding, the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, the number and demand of business-to-business partners and distributors, product launches, and other uncontrollable factors such as changes in the market and competition. We also expect total rental revenue to decline approximately 32% in 2017 as compared to 2016.  We expect our rental revenue to be relatively flat in 2018 as we plan to continue to focus on cash sales instead of rentals and there are no known Medicare reimbursement declines in 2018.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$31,401	$24,271	$7,130	29.4%	45.5%	44.6%
Cost of rental revenue	4,459	5,023	(564)	-11.2%	6.4%	9.2%
Total cost of revenue	$35,860	$29,294	$6,566	22.4%	51.9%	53.8%

Gross profit - sales revenue	$31,736	$22,906	$8,830	38.5%	46.0%	42.1%
Gross profit - rental revenue	1,434	2,222	(788)	-35.5%	2.1%	4.1%
Total gross profit	$33,170	$25,128	$8,042	32.0%	48.1%	46.2%

Gross margin percentage - sales revenue	50.3%	48.6%
Gross margin percentage- rental revenue	24.3%	30.7%
Total gross margin percentage	48.1%	46.2%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $7.1 million to $31.4 million for the three months ended September 30, 2017 from $24.3 million for the three months ended September 30, 2016, or an increase of 29.4%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with new product launches, design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $0.6 million to $4.5 million for the three months ended September 30, 2017 from $5.0 million for the three months ended September 30, 2016, or a decrease of 11.2% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense. Cost of rental revenue included $2.4 million of rental asset depreciation for the three months ended September 30, 2017 and $2.9 million for the three months ended September 30, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 50.3% for the three months ended September 30, 2017 from 48.6% for the three months ended September 30, 2016. The increase in sales gross margin percentage was primarily related to an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit, partially offset by a decline in domestic business-to-business average selling prices as volumes in this channel increased. Total worldwide business-to-business sales revenue accounted for 63.5% of total sales revenue in the third quarter of 2017 versus 66.0% in the third quarter of 2016. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 24.3% for the three months ended September 30, 2017 from 30.7% for the three months ended September 30, 2016, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and lower rental patients on service in the third quarter of 2017, partially offset by lower cost of rental revenue associated primarily with lower depreciation costs.

Research and development expense

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$1,375	$1,350	$25	1.9%	2.0%	2.5%

Research and development expense remained relatively flat for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Sales and marketing expense

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$13,095	$9,679	$3,416	35.3%	19.0%	17.8%

Sales and marketing expense increased $3.4 million to $13.1 million for the three months ended September 30, 2017 from $9.7 million for the three months ended September 30, 2016, or an increase of 35.3% over the comparable period. The increase was primarily attributable to $1.9 million in media spending to supply leads for the increased number of sales representatives hired to support the growth of our business and $1.1 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included $0.9 million of wages, benefits and payroll tax expense and $0.2 million of commissions expense) and $0.2 million for dues, fees and license costs. In the three months ended September 30, 2017, we spent $3.4 million in media and advertising costs versus $1.5 million in the comparative period in 2016.

General and administrative expense

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$10,368	$8,702	$1,666	19.1%	15.0%	16.0%

General and administrative expense increased $1.7 million to $10.4 million for the three months ended September 30, 2017 from $8.7 million for the three months ended September 30, 2016, or an increase of 19.1% over the comparable period. The increase was primarily attributable to increases of $0.6 million of patent litigation settlement expense, $0.4 million of personnel-related expense, $0.3 million of patent defense costs, and $0.2 million of bad debt expense.

Bad debt expense, expressed as a percentage of total revenue, was 1.8% and 2.0% in the three months ended September 30, 2017 and September 30, 2016, respectively. In the three months ended September 30, 2017, we spent $0.9 million in patent defense costs compared to $0.6 million in the three months ended September 30, 2016.

Other income (expense), net

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(1)	$1	-100.0%	0.0%	0.0%
Interest income	221	61	160	262.3%	0.3%	0.1%
Other income (expense)	264	(8)	272	3400.0%	0.4%	0.0%
Total other income, net	$485	$52	$433	832.7%	0.7%	0.1%

Total other income, net, increased $0.4 million to $0.5 million for the three months ended September 30, 2017 from $0.1 million for the three months ended September 30, 2016. The increase was primarily due to the $0.3 million increase in other income related to foreign currency gains arising from increased transactions in Euros as well as the $0.2 million increase in interest income on cash equivalents and marketable securities.

Income tax expense

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense	$1,479	$203	$1,276	628.6%	2.1%	0.4%
Effective income tax rate	16.8%	3.7%

Income tax expense increased $1.3 million to $1.5 million for the three months ended September 30, 2017 from $0.2 million for the three months ended September 30, 2016, or an increase of 628.6% from the comparative period, primarily attributable to the 61.8% increase in income before provision for income taxes.

In the third quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $1.7 million and our effective tax rate by 19.7%, as compared to the U.S. statutory rate.  For comparison, in the third quarter of 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $1.8 million and our effective tax rate by 32.9%, as compared to the U.S. statutory rate.

The tax effects of the accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the benefits taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting.  We recognize excess tax benefits on a discrete basis and we anticipate our effective tax rate will vary from quarter-to-quarter depending on our stock price in each period.

Net income

	Three months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$7,338	$5,246	$2,092	39.9%	10.6%	9.6%

Net income increased $2.1 million to $7.3 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016, or an increase of 39.9% over the comparable year. The increase in net income was primarily related to the increase in revenues of 26.8%, improved gross margin, decreased operating expense as a percent of total revenue, and partially offset by a higher effective tax rate.

Comparison of nine months ended September 30, 2017 and September 30, 2016

Revenue

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$167,141	$125,566	$41,575	33.1%	90.0%	82.6%
Rental revenue	18,510	26,412	(7,902)	-29.9%	10.0%	17.4%
Total revenue	$185,651	$151,978	$33,673	22.2%	100.0%	100.0%

Sales revenue increased $41.6 million to $167.1 million for the nine months ended September 30, 2017 from $125.6 million for the nine months ended September 30, 2016, or an increase of 33.1% over the comparable period. The increase was primarily attributable to a 25,300-unit increase in the number of oxygen systems sold. We sold approximately 94,000 oxygen systems during the nine months ended September 30, 2017 compared to approximately 68,700 oxygen systems sold during the nine months ended September 30, 2016, or an increase of 36.8% over the comparable period. The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand, partially offset by lower average selling prices to our business-to-business customers, as well as an increase in direct-to-consumer sales, mainly due to increased sales and marketing efforts.

Rental revenue decreased $7.9 million to $18.5 million for the nine months ended September 30, 2017 from $26.4 million for the nine months ended September 30, 2016, or a decrease of 29.9% from the comparable period. The decrease was primarily related to the declines in Medicare reimbursement rates that took effect in the third quarter of 2016 and the first quarter of 2017, declines in private-payor reimbursement rates which decreased reimbursements in response to lower Medicare rates, and a continued focus on sales versus rentals. Included in the first nine months of 2017 was $0.2 million associated with additional revenue expected to be collected from the Cures Act.

	Nine months ended
(amounts in thousands)	September 30,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$61,534	$41,647	$19,887	47.8%	33.1%	27.4%
Business-to-business international sales	43,528	38,015	5,513	14.5%	23.5%	25.0%
Direct-to-consumer domestic sales	62,079	45,904	16,175	35.2%	33.4%	30.2%
Direct-to-consumer domestic rentals	18,510	26,412	(7,902)	-29.9%	10.0%	17.4%
Total revenue	$185,651	$151,978	$33,673	22.2%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer increased 47.8% and 35.2%, respectively, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner, as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.  Revenue from our private label partner and traditional HME providers combined represented more than half of the domestic business-to-business channel’s total sales revenue in the first nine months of 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, increased productivity, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 14.5% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increases in sales from our partners in Europe, South Korea, and Canada. As of September 30, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the nine months ended September 30, 2017, 84.8% was sold in Europe versus 91.3% in the comparative period in 2016.  The increase in international sales outside of Europe in the first nine months of 2017 versus the comparative period in the prior year was primarily related to increases in sales in South Korea and Canada. The increase in international sales in Europe was primarily associated with increased purchases from our distributors and HME providers.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$81,307	$63,824	$17,483	27.4%	43.8%	42.0%
Cost of rental revenue	13,863	15,532	(1,669)	-10.7%	7.5%	10.2%
Total cost of revenue	$95,170	$79,356	$15,814	19.9%	51.3%	52.2%

Gross profit - sales revenue	$85,834	$61,742	$24,092	39.0%	46.2%	40.6%
Gross profit - rental revenue	4,647	10,880	(6,233)	-57.3%	2.5%	7.2%
Total gross profit	$90,481	$72,622	$17,859	24.6%	48.7%	47.8%

Gross margin percentage - sales revenue	51.4%	49.2%
Gross margin percentage- rental revenue	25.1%	41.2%
Total gross margin percentage	48.7%	47.8%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $17.5 million to $81.3 million for the nine months ended September 30, 2017 from $63.8 million for the nine months ended September 30, 2016, or an increase of 27.4%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with new product launches, design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $1.7 million to $13.9 million for the nine months ended September 30, 2017 from $15.5 million for the nine months ended September 30, 2016, or a decrease of 10.7% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and servicing costs. Cost of rental revenue included $7.6 million of rental asset depreciation for the nine months ended September 30, 2017 and $8.7 million for the nine months ended September 30, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 51.4% for the nine months ended September 30, 2017 from 49.2% for the nine months ended September 30, 2016. The increase in sales gross margin percentage was primarily related to lower cost per unit, and an increase in sales mix toward higher margin domestic direct-to-consumer sales as volumes in this channel increased. Total worldwide business-to-business sales revenue accounted for 62.9% of total sales revenue in the first nine months of 2017 versus 63.4% in the first nine months of 2016. We expect sales gross margin to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 25.1% for the nine months ended September 30, 2017 from 41.2% for the nine months ended September 30, 2016, primarily due to lower net revenue per rental patient resulting from the reduced reimbursement rates in the first nine months of 2017, partially offset by lower cost of rental revenue associated primarily with lower depreciation and servicing costs.

Research and development expense

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$3,944	$3,897	$47	1.2%	2.1%	2.6%

Research and development expense remained relatively flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$35,569	$28,220	$7,349	26.0%	19.2%	18.6%

Sales and marketing expense increased $7.3 million to $35.6 million for the nine months ended September 30, 2017 from $28.2 million for the nine months ended September 30, 2016, or an increase of 26.0% over the comparable period. The increase was primarily attributable to $3.9 million in media spending to supply leads for the increased sales force headcount hired, $2.9 million of sales and marketing personnel-related expenses as a result of increased headcount (which included $1.9 million of wages, benefits and payroll tax expense and $0.8 million of commissions expense, and $0.2 million of stock compensation expense), $0.5 million for dues, fees and license costs, $0.3 million of clinical outside services and $0.2 million in credit card processing fees. These increases were partially offset by decreases of $0.3 million in giveaways/incentives and $0.2 million in personnel-related costs for our clinical and customer service teams. In the nine months ended September 30, 2017, we spent $8.2 million in media and advertising costs versus $4.5 million in the comparative period in 2016.

General and administrative expense

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$28,568	$23,812	$4,756	20.0%	15.4%	15.7%

General and administrative expense increased $4.8 million to $28.6 million for the nine months ended September 30, 2017 from $23.8 million for the nine months ended September 30, 2016, or an increase of 20.0% over the comparable period. The increase was primarily attributable to $1.6 million of patent defense costs, $0.6 million of patent litigation settlement expense, $0.6 million of increased personnel-related expenses (which included $0.7 million of stock compensation expense and $0.3 million of wages, benefits and payroll tax expense, partially offset by a decrease of $0.4 million of bonus expense), $0.6 million of bad debt expense, $0.4 million for dues/fees/licensing costs, $0.3 million in audit and tax fees, $0.3 million in legal fees, and $0.2 million of lower net proceeds from sale of assets. These increases were partially offset by a decrease of $0.2 million in depreciation expense.

Bad debt expense, expressed as a percentage of total revenue, was 1.7% and 1.7% in the nine months ended September 30, 2017 and September 30, 2016, respectively. In the nine months ended September 30, 2017, we spent $2.9 million in patent defense costs compared to $1.3 million in the nine months ended September 30, 2016.  We also incurred $0.4 million primarily in legal costs associated with the MedSupport acquisition in the nine months ended September 30, 2017.

Other income (expense), net

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(6)	$6	-100.0%	0.0%	0.0%
Interest income	468	126	342	271.4%	0.3%	0.1%
Other income	994	78	916	1174.4%	0.5%	0.1%
Total other income, net	$1,462	$198	$1,264	638.4%	0.8%	0.2%

Total other income, net, increased $1.3 million to $1.5 million for the nine months ended September 30, 2017 from $0.2 million for the nine months ended September 30, 2016. The increase was primarily due to the $0.9 million increase in other income related to foreign currency gains arising from increased transactions in Euros as well as the $0.3 million increase in interest income on cash equivalents and marketable securities.

Income tax expense

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense	$2,254	$1,632	$622	38.1%	1.2%	1.1%
Effective income tax rate	9.4%	9.7%

Income tax expense increased $0.6 million to $2.3 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016, or an increase of 38.1% from the comparative period. The increase in income tax expense was primarily attributable to the increase 41.3% in income before provision for income taxes and higher excess benefits recognized from stock-based compensation.

In the first nine months of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $6.4 million and our effective tax rate by 27.0%, as compared to the U.S. statutory rate.  For comparison, in the first nine months of 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $4.3 million and our effective tax rate by 25.4%, as compared to the U.S. statutory rate.

The tax effects of the accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the benefits taken on our tax return, which depends upon the stock price at the time of employee option exercise or award vesting.  We recognize excess tax benefits on a discrete basis and we anticipate our effective tax rate will vary from quarter-to-quarter depending on our stock price in each period.

Net income

	Nine months ended
	September 30,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$21,608	$15,259	$6,349	41.6%	11.6%	10.0%

Net income increased $6.3 million to $21.6 million for the nine months ended September 30, 2017 from $15.3 million for the nine months ended September 30, 2016, or an increase of 41.6% over the comparable year. The increase in net income was primarily related to the increase in revenues of 22.2% and improved gross margin.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year in certain domestic and international locations in our business-to-business channels. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016 or 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns.

The following table summarizes our quarterly net sales, gross profit and net income:

				Nine months
(amounts in thousands)				ended
Quarterly Results 2017	Q1	Q2	Q3	September 30, 2017
Net revenue	$52,500	$64,121	$69,030	$185,651
Gross profit	25,744	31,567	33,170	90,481
Net income	5,932	8,338	7,338	21,608

				Nine months
(amounts in thousands)				ended
Quarterly Results 2016	Q1	Q2	Q3	September 30, 2016
Net revenue	$42,989	$54,567	$54,422	$151,978
Gross profit	21,279	26,215	25,128	72,622
Net income	2,521	7,492	5,246	15,259

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2017, we had purchase obligations with outside vendors and suppliers of approximately $36.6 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.  As of September 30, 2017, we had minimum aggregate payments of $7.8 million due under operating leases, related party leases and specified non-cancelable contractual obligations related to software license and maintenance agreements.

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

Liquidity and capital resources

As of September 30, 2017, we had cash and cash equivalents of $129.7 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $33.4 million in certificates of deposits, corporate bonds and agency mortgage-backed securities, which had maturities greater than three months that were classified as marketable securities. Since inception, we have financed our operations primarily through cash from operations, the sale of equity securities and, to a lesser extent, from borrowings. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $18.8 million from proceeds related to stock option exercises and our employee stock purchase plan. For the nine months ended September 30, 2017 and September 30, 2016, we received $10.7 million and $5.7 million, respectively, in proceeds related to these stock programs.

In November 2014, we secured a primary banking relationship that provides access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JPMorgan Chase Bank. This agreement was a three-year working capital revolving line of credit which replaced the previous loan facility we maintained with Comerica Bank. The interest rate on outstanding debt balances was the London Interbank Offer Rate (LIBOR) plus 1.25%. The revolving line of credit expired on November 7, 2017 and we do not plan to renew this facility.

Pursuant to the revolving line of credit agreement, we were subject to certain financial covenants relating to our net worth and EBITDA. Tangible net worth under the revolving line of credit agreement was calculated by subtracting the sum of intangible assets and total liabilities from total assets. EBITDA was defined in the revolving line of credit agreement as our net income plus interest expense, plus depreciation expense, plus amortization expense, plus income tax expense, plus non-cash expense, plus extraordinary losses, minus non-cash income, and minus extraordinary gains, as computed during certain test periods provided in the revolving line of credit agreement. We were required to maintain at all times a tangible net worth of $90.0 million and EBITDA (i) of $10.0 million for any period of four consecutive quarters commencing with the four-quarter test period ended September 30, 2014 through the four-quarter test period ended March 31, 2016 and (ii) of $12.5 million for any four-quarter test period commencing with the four-quarter test period ended June 30, 2016 and continuing thereafter.

The agreement contained events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, and bankruptcy. In the event we failed to satisfy our covenants, or otherwise went into default, JPMorgan Chase Bank had a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have had a material adverse effect on our business. As of September 30, 2017, in order to be in compliance with the EBITDA and tangible net worth requirements, we were required to maintain $12.5 million in EBITDA for the preceding test period, and we had $50.7 million in EBITDA for that period. In addition, we were required to maintain a tangible net worth of $90.0 million and we had a tangible net worth of $217.3 million. As of September 30, 2017, we had $15.0 million in available debt capacity under the revolving line of credit.

Our principal uses of cash in the nine months ended September 30, 2017 consisted of net purchases of available-for-sale investments of $12.3 million, net payment of $4.4 million for the acquisition of MedSupport and the funding of our capital expenditures including additional rental equipment and other property, plant and equipment of $4.8 million. These uses of cash were partially offset by $0.1 million of gross proceeds received from the sale of former rental assets. We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2017 vs. 2016
Summary of cash flows	2017	2016	$	%
Cash provided by operating activities	$47,486	$25,852	$21,634	83.7%
Cash used in investing activities	(21,389)	(11,377)	(10,012)	88.0%
Cash provided by financing activities	10,722	5,420	5,302	97.8%
Effect of exchange rates on cash	23	8	15	187.5%
Net increase in cash and cash equivalents	$36,842	$19,903	$16,939	85.1%

(amounts in thousands)	September 30,	December 31,
Working capital	2017	2016
Cash and cash equivalents	$129,693	$92,851
Marketable securities	33,395	21,033
Accounts receivable, net	34,699	30,828
Inventories, net	16,855	14,343
Deferred cost of revenue	358	398
Income tax receivable	1,593	433
Prepaid expenses and other current assets	3,186	1,659
Total current assets	219,779	161,545

Accounts payable and accrued expenses	22,367	12,795
Accrued payroll	6,871	6,123
Warranty reserve-current	2,298	1,688
Deferred revenue-current	3,646	2,239
Income tax payable	251	—
Total current liabilities	35,433	22,845

Net working capital	$184,346	$138,700

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

Net cash provided by operating activities for the nine months ended September 30, 2017 consisted primarily of our net income of $21.6 million and non-cash expense items such as provision for sales returns and doubtful accounts of $10.3 million, depreciation and amortization of our intangibles, equipment and leasehold improvements of $9.3 million, stock-based compensation expense of $6.6 million, provision for rental revenue adjustments of $3.8 million, deferred tax assets of $2.0 million and loss on disposal of rental equipment and other fixed assets of $0.9 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $7.3 million. The net decrease was primarily due to a net increase of $22.9 million in accounts receivable, inventories, income tax receivable, prepaid expenses and other current assets, partially offset by net increases of $9.1 million of accounts payable and accrued expenses, $3.0 million of deferred revenue, $2.1 million of warranty reserve, $0.7 million of accrued payroll and $0.5 million of other noncurrent liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2016 consisted primarily of our net income of $15.3 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $10.3 million, provision for sales returns and doubtful accounts of $8.2 million, provision for rental revenue adjustments of $7.8 million, stock-based compensation expense of $5.4 million, loss on disposal of rental equipment and other fixed assets of $0.9 million, and $1.7 million of deferred tax assets, partially offset by a gain on sale of former rental assets of $0.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $23.5 million, of which $35.6 million was due to a net increase in accounts receivable, inventory, prepaid expenses and other current assets. These were partially offset by net increases of $7.8 million of accounts payable and accrued expenses, $1.9 million of deferred revenue, $1.4 million of warranty reserve, $0.6 million of accrued payroll and a net decrease of $0.5 million of income tax receivable.

Investing activities

Net cash used in investing activities for each of the periods presented included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of available-for-sale investments. In addition, cash used in investing activities for the current period included net payment for our acquisition in May 2017.

For the nine months ended September 30, 2017, we had $35.4 million of purchases that we invested in certificates of deposits, corporate bonds, and agency mortgage-backed securities with maturities greater than three months that were classified as marketable securities, partially offset by $23.1 million in maturities of available-for-sale investments. In addition, we invested $4.8 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, and acquired MedSupport for a net cash payment of $4.4 million, partially offset from gross proceeds received from the sale of former rental assets of $0.1 million.

For the nine months ended September 30, 2016, we had $26.3 million of purchases that we invested in certificates of deposits with maturities greater than three months that were classified as marketable securities partially offset by $20.8 million in maturities of available-for-sale investments. In addition, we invested $6.2 million in the production and purchase of rental assets and other property, equipment, leasehold improvements, and intangible assets, partially offset from gross proceeds from the sale of former assets of $0.3 million.

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

For the nine months ended September 30, 2017, net cash provided by financing activities consisted of $10.7 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

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

Current assets increased $58.2 million during the nine months ended September 30, 2017 from December 31, 2016 primarily due to an increase in cash, cash equivalents and marketable securities of $49.2 million driven by strong cash flows from operations as well as increases of $3.9 million in net accounts receivable, $2.5 million in net inventories, $1.5 million in prepaid expenses and other current assets, and $1.2 million in income tax receivable.

Gross accounts receivable decreased $0.3 million during the nine months ended September 30, 2017 from December 31, 2016, primarily due to a decrease in gross rental accounts receivable balances of $10.4 million, partially offset by an increase in gross business-to-business accounts receivable and other receivables balance of $10.1 million primarily as a result of higher sales in the third quarter of 2017 versus the fourth quarter of 2016 where total revenues were $69.0 million and $50.9 million, respectively.  Allowances on accounts receivable declined $4.2 million during the nine months ended September 30, 2017 from December 31, 2016 primarily due to a decline in the allowance for rental revenue adjustments of $4.5 million from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $12.6 million during the nine months ended September 30, 2017 from December 31, 2016, primarily due to an increase in accounts payable and accrued expenses of $9.6 million mainly caused by the timing of payments for inventory as well as increases in deferred revenue of $1.4 million, $0.7 million of accrued payroll, warranty reserve of $0.6 million, and $0.3 million of income tax payable.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2017	2016	2017	2016
Net income	$7,338	$5,246	$21,608	$15,259
Non-GAAP adjustments:
Interest expense	—	1	—	6
Interest income	(221)	(61)	(468)	(126)
Provision for income taxes	1,479	203	2,254	1,632
Depreciation and amortization	2,936	3,416	9,257	10,290
EBITDA (non-GAAP)	11,532	8,805	32,651	27,061
Stock-based compensation	2,523	1,953	6,630	5,404
Adjusted EBITDA (non-GAAP)	$14,055	$10,758	$39,281	$32,465

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP Adjusted net income	2017	2016	2017	2016
Net income	$7,338	$5,246	$21,608	$15,259
Non-GAAP adjustments:
Tax benefit adjustments	—	—	—	—
Adjusted net income (non-GAAP)	$7,338	$5,246	$21,608	$15,259

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $129.7 million as of September 30, 2017, which consisted of highly-liquid investments with a maturity of three months or less, and $33.4 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2017 and December 31, 2016. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or nine months ended September 30, 2017 or September 30, 2016.

As of September 30, 2017 and December 31, 2016, we did not have outstanding borrowings under our JPMorgan Chase Bank credit facility. If overall interest rates had increased by 1.00% (100 basis points) during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport with net assets denominated in Euros in the second quarter of 2017. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2017 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse change in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $3.2 million decline in revenue for the first nine months of 2017.  We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SDGIP alleged that we willfully infringed U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. We never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deems proper. SDGIP also sought a permanent injunction against us.

We answered SDGIP’s First Amended Complaint, denying SDGIP’s allegations of patent infringement, trade secret misappropriation, and breach of contract and asserting several affirmative defenses. We also filed counterclaims against SDGIP alleging that the patents-in-suit were unenforceable due to inequitable conduct.

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

The parties reached a mutually agreeable settlement in October 2017. On October 19, 2017, the Court dismissed the lawsuit without prejudice. The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on November 1, 2017. We recognized a loss of $0.6 million for all alleged past damages relating to the asserted patents and trade secrets during the three months ended September 30, 2017 classified within general and administrative expense and the related payable was recorded in accounts payable and accrued expenses as of September 30, 2017. In addition, we will record an intangible asset for future rights to use the patents-in-suit as well as any future patents related to the patents-in-suit of $2.4 million in the fourth quarter of 2017.  We paid $3.0 million on November 3, 2017 finalizing the payment of this settlement. Although we came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, we in no way assumed or admitted any wrong doing.

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against Inogen. CAIRE alleges we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. We deny CAIRE’s allegations and plan to vigorously contest CAIRE’s claims. On September 11, 2017, we filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office a petition for inter partes review (IPR) of the patent CAIRE is asserting against us.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended September 30, 2017 and September 30, 2016, we derived 6.0% and 9.5%, respectively, and for the nine months ended September 30, 2017 and September 30, 2016, we derived 7.3% and 12.4%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.1% as of September 30, 2017, which is higher than the capped patients as a percentage of total patients on service of approximately 16.0% as of September 30, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Cures Act was passed in December 2016 and included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Reimbursement in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

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

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a non-recurring benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. The additional payments due under the Cures Act are expected to be processed in the third and fourth quarter of 2017. Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

On November 2, 2017, a bi-partisan bill with 50 original co-sponsors was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas.  If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.4 million and $1.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $3.9 million and $3.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products, or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2017 and September 30, 2016, approximately 8.5% and 13.3%, respectively, and for the nine months ended September 30, 2017 and September 30, 2016, approximately 10.0% and 17.4%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We depend on a limited number of customers for a significant portion of our revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three and nine months ended September 30, 2017, sales to our top 10 customers accounted for approximately 39.9% and 39.2%, respectively, of our total revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced and there would be an adverse effect on our business, financial conditions and results of operations.

We obtain some of the components, subassemblies and completed products included in our Inogen One systems and our Inogen At Home from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems and our Inogen At Home systems. For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

We have in the past experienced supply problems with some of our suppliers and may again experience problems in the future. For example, we have previously had issues with our suppliers sourcing certain components of our Inogen One products.  If we had not been able to obtain sufficient quantities of the required component, we would have been required to delay manufacturing until additional supplies became available, or we would have been required to validate an alternative component. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and assemble compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. In the fourth quarter of 2017 we expect to begin using a contract manufacturer in Europe to assemble a portion of our Inogen One G3 concentrators for our European customers. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, this insurance is limited and may not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

We intend to rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition, and the geography in which they operate.

Beginning in the fourth quarter of 2017, we expect to utilize a third-party contract manufacturer for production of our Inogen One G3 concentrators in the Czech Republic. There are a number of risks associated with our dependence on a contract manufacturer, including:

•	reduced control over delivery schedules and planning;
•	reliance on the quality assurance procedures of a third party;
•

risks associated with our contract manufacturer failing to manufacture our products according to our specifications, quality regulations, including the FDA’s Quality System regulations, or otherwise manufacturing products that we or regulatory authorities deem to be unsuitable for commercial use;

•	risks associated with our contract manufacturer’s ability to successfully undergo FDA and other regulatory authority quality inspections;
•	potential uncertainty regarding manufacturing yields and costs;
•	availability of manufacturing capability and capacity, particularly during periods of high demand;
•

risks and uncertainties associated with the location or country where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical or environmental factors;

•

changes in U.S. law or policy governing foreign trade, manufacturing, development and investment in the countries where we manufacture our products, including the World Trade Organization Information Technology Agreement or other free trade agreements;

•	limited warranties provided to us; and
•	potential misappropriation of our intellectual property.

These and other risks could impair our ability to fulfill orders, harm our sales and impact our reputation with customers. If our contract manufacturer is unable or unwilling to manufacture our products or components of our products, or if our contract manufacturer discontinues operations, we may be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. The process of qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and if we are required to change or qualify a new contract manufacturer, we would likely lose sales revenue and damage our existing customer relationships.

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

We believe our facilities located in Richardson, Texas, and Goleta, California, combined with our intended use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators, are sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our suppliers and manufacturing facilities, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Our Inogen One systems and Inogen At Home systems are manufactured using complex processes, sophisticated equipment and strict adherence to specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

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

During the nine months ended September 30, 2017 and September 30, 2016, approximately 23.5% and 25.0%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2017, we experienced a net foreign currency gain of $1.0 million and for the year ended December 31, 2016, we experienced a net foreign currency loss of $0.3 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2016.  Additional information on our hedging arrangements is also contained in Note 9 to the notes to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months and lower revenue in the low travel and colder weather months, but this may vary year-over-year. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2016 or 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.  If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales in four states may be subject to sales and use tax, but in other states they should be exempt from sales and use tax. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial position.

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

If we, our contract manufacturer, or our component manufacturers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We, our contract manufacturer, and our component manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. Although we believe our manufacturing facilities and those of our component manufacturers are in compliance with the QSR, we cannot provide assurance that any future inspection will not result in adverse findings. If we fail to implement timely and appropriate corrective actions that are acceptable to the FDA or if our other manufacturing facilities or those of any of our component manufacturers, contract manufacturers, or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take prompt and satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including any of the following sanctions:

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

Approximately 24.9% and 27.5% of our revenue was from sales outside of the United States for the three months ended September 30, 2017 and September 30, 2016, respectively, and 23.5% and 25.0% for the nine months ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, we sold our products in 45 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

As of September 30, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of September 30, 2017, we have seven pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on

October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. While we resolved our dispute with SDGIP in October 2017, if we fail in defending against similar claims brought in the future we could be subject to substantial monetary damages and injunctive relief against us. Additionally, CAIRE, Inc. (CAIRE) recently filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleges that we infringe U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleges willful infringement and seeks damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. While we have reached a settlement with SDGIP and continue to vigorously contest CAIRE’s claims, we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of pending lawsuits could have a material effect on our business and operating results.

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

Infringement and other intellectual property claims and proceedings brought against us, including the CAIRE lawsuit, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of September 30, 2017, one holder of approximately 3.5 million shares, or approximately 17.0%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 49.8% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, we may become subject to covenants under future debt arrangements that place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2017 and September 30, 2016.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Form of Stock Option Agreement under the 2014 Equity Incentive Plan

10.2	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan

10.3	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan

10.4	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan

10.5	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	November 7, 2017	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 7, 2017	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)