Form 10-K
period 2017-12-31
Inogen Inc
filed 2018-02-27
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Select Market, was approximately $1.2 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 23, 2018, the Registrant had 21,095,176 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Annual Report on Form 10-K will be included to the extent stated herein in an amendment to this Form 10-K or incorporated by reference from the Registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders.

i

INOGEN, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, future declines in rental revenue, and future decline in rental patients on service;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new products and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives and expanding our advertising campaigns;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems B.V. (MedSupport);
•	our expectations regarding excess tax benefits from stock-based compensation;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
•

our expectation that our existing capital resources and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months; and

•	the effects of competition.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We were incorporated in Delaware on November 27, 2001. We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. Our Inogen One G4®, Inogen One G3® and Inogen One G2® have up to 2.6, 4.7 and 5.0 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. Our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2016. We estimate based on 2016 Medicare data that the total number of patients using portable oxygen concentrators represents approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. Based on 2016 industry data, we believe we were the leading worldwide manufacturer of portable oxygen concentrators. We believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning we market our products to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare businesses.

Since adopting our direct-to-consumer strategy in 2009 following our acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, we have directly sold or rented more than 362,000 of our Inogen oxygen concentrators as of December 31, 2017.

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017.  We own all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of Inogen, Inc.

Our market

We believe the current total addressable oxygen therapy market in the United States is approximately $3 billion to $4 billion, based on 2016 Medicare data and our estimate of the ratio of the Medicare market to the total market. As of 2016, we estimate that there are 4.5 million patients worldwide who use oxygen therapy, including 2.5 to 3 million patients in the United States, and more than 60% of oxygen therapy patients in the United States are covered by Medicare. The number of oxygen therapy patients in the United States is projected to grow by approximately 7% to 10% per year between 2017 and 2021, which we believe is the result of earlier diagnosis of chronic respiratory conditions, demographic trends and longer durations of long-term oxygen therapy.

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

According to our analysis of 2016 Medicare data, approximately 70% of U.S. oxygen users require ambulatory oxygen and the remaining 30% are considered stationary, and either require oxygen twenty-four hours a day, seven days a week, or 24/7, but are not ambulatory, or do not require oxygen 24/7 and only need nocturnal oxygen. Clinical data has shown that ambulatory patients that use oxygen 24/7 regardless of whether such patients rely on portable oxygen concentrators or the delivery model, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 patients. The cost of one year of oxygen therapy is less than the cost of one day in the hospital. Of the ambulatory patients, we estimate based on 2016 Medicare data that greater than 85% rely upon the delivery model, which has the following disadvantages:

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

Portable oxygen concentrators were developed in response to many of the limitations associated with traditional oxygen therapy. Portable oxygen concentrators are designed to offer a self-replenishing, unlimited supply of oxygen that is concentrated from the surrounding air and to operate without the need for oxygen tanks or regular oxygen deliveries, enhancing patient freedom and independence. Additionally, because portable oxygen concentrators do not require the physical infrastructure and service intensity of the delivery model, we believe portable oxygen concentrators can provide long-term oxygen therapy with a lower cost structure. Despite the ability of portable oxygen concentrators to address many of the shortcomings of traditional oxygen therapy, we estimate based on 2016 Medicare data that the total number of patients on portable oxygen concentrators represents approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. We believe the following have hindered the market acceptance of portable oxygen concentrators:

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

•

capture the manufacturer and home medical equipment provider margins on a portion of our revenue, allowing us to focus on the total cost of the solution and to invest in the development of product features instead of being constrained by the price required to attract representation from a distribution channel. For example, we have invested in features that improve patient satisfaction, product durability, reliability and longevity, which increase the cost of our hardware, but reduce the total cost of our solution by reducing our maintenance and repair cost; and

•

access and utilize direct patient feedback in our research and development efforts, allowing us to innovate based on this feedback and stay at the forefront of patient preference. For example, certain of the specifications of the Inogen One G4 and its accessories were created based on direct patient feedback.

We believe the combination of our direct-to-consumer strategy with our singular focus on designing and developing oxygen concentrator technology has created the best-in-class portfolio of portable oxygen concentrators. Our three current portable product offerings, the Inogen One G4, Inogen One G3 and Inogen One G2, at approximately 2.8, 4.8 and 7.0 pounds with a single battery, respectively, are among the lightest portable oxygen concentrators on the market and offer among the highest oxygen flow capacity per pound. We believe our Inogen One solutions offer the following benefits:

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

•	User friendly features. Our systems are designed with multiple user-friendly features, including long battery life and low noise levels in their respective weight categories.

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

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory oxygen patient market and serves as a backup to our Inogen One system for ambulatory patients on our rental service. At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients, as well as reduce manufacturing and distribution complexities. While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home represents a compelling solution for stationary oxygen therapy patients that do not require a portable solution, which are estimated to represent approximately 30% of total oxygen patients in the United States.

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

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers, through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside-sales staff, and a physician referral model. Of the $193.9 million of our 2017 revenue derived from the United States, approximately 44.7% represented cash-pay sales to consumers, 43.0%

represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 12.3% represented direct-to-consumer rentals.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors. As of December 31, 2017, we employed a marketing team of 8 people, an in-house sales team of 283 people (including 263 inside sales representatives), and a field-based sales team of 19 people (including 17 physician sales representatives).

Patients who choose to use their Medicare or private insurance benefits typically rent our systems. Those who purchase our product outright are typically patients who are not eligible to use their insurance benefits due to their capped rental status, prefer to own the equipment, or have an immediate need for our product that cannot be processed in time by their primary insurance carrier (e.g., an upcoming trip). Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 49 states in which we serve patients.

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

We sell to resellers and traditional homecare providers in the United States, Canada, Europe, the Asia-Pacific region, Latin America, the Middle East and Africa that choose to deploy our products to oxygen therapy patients.  These customers market the benefits of our products to oxygen therapy patients through consumer advertising and/or retail locations or to physicians through field-based sales representatives.  We believe that in addition to the marketing efforts employed by our business customers, our own direct-to-consumer marketing efforts in the United States result in patient interest that our business customers field.

We also sell to traditional homecare providers that offer our products to patients through insurance worldwide.  Homecare providers that employ the standard delivery model with oxygen tanks need to replace the oxygen tanks on a regular basis by picking up the empty oxygen tanks and delivering full oxygen tanks for the patient. The delivery model has historically necessitated that a homecare provider have a facility near the oxygen patients that it serves and that the provider has invested in personnel, trucks, etc. to facilitate routine deliveries.  The cost to deliver the oxygen tanks to patients is significant for many providers in the standard delivery model.  Homecare providers that have adopted Inogen products have been able to reduce the costly deliveries associated with oxygen tanks since our products generate their own oxygen and don’t need to be refilled.  Our business-to-business sales and marketing strategy for these customers is to raise awareness of our solutions and educate homecare providers on how our products may be able to reduce their total cost of ownership of servicing oxygen patients.  As a homecare provider ourselves, we are able to help our business customers adopt a non-delivery oxygen therapy model utilizing patient preferred portable oxygen concentrators. We also private label our product with a business partner that sells to traditional homecare providers. Our private label partner employs field sales representatives that call on homecare providers to showcase the benefits of our products.

Concentration of Customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct to consumers on a primarily prepayment basis. One single customer, Applied Home Healthcare Equipment, our private label distribution partner, represented more than 10% of our total revenue for 2017 and 2016, and no single customer represented more than 10% of our total revenue for 2015. Two customers with accounts receivable balances of $10.4 million and $6.5 million, respectively, each represented more than 10% of our net accounts receivable balance as of December 31, 2017, and one single customer with an accounts receivable balance of $9.8 million, represented more than 10% of our net accounts receivable balance as of December 31, 2016.

We also rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.0%, 72.6% and 73.7% of rental revenue in 2017, 2016 and 2015, respectively, and based on total revenue was 7.0%, 12.4% and 21.0% for 2017, 2016 and 2015, respectively. Net accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $1.5 million or 4.8% of total net accounts receivable as of December 31, 2017 and $7.2 million or 23.4% of total net accounts receivable as of December 31, 2016.

International

Approximately 22.3% of our total revenue was from outside the United States in 2017. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We sell our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2017, we had 13 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 11 employees located in Europe who provided sales, customer service, and repair services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2017, 2016 or 2015.

International sales revenue grew to $55.5 million in 2017 from $50.1 million in 2016. We estimate there are approximately more than 2 million long-term oxygen therapy patients outside of the United States. We believe that the international market is attractive for the following reasons:

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

We will continue to focus on building out our international sales efforts. In 2017, we added a European customer support site in the Netherlands after acquiring a previous distributor, MedSupport, now operating under Inogen Europe B.V. The new site offers multi-lingual customer service, repair services, and basic distribution, to improve our European customer support at lower cost. Also in support of our European operations, we began production of our Inogen One G3 concentrator in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers.

Customer support and order fulfillment

Our procedures enable us to package and ship a system directly to the patient in the patient’s preferred configuration the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner is United Parcel Service, or UPS. UPS supports our domestic shipments and provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve products requiring repair and systems that are no longer needed by the patient. Additionally, UPS, when necessary and requested by us, will go into a patient’s home to remove a replacement product from the box, package the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider. FedEx primarily supports our international shipments and limited domestic shipments.

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2017, we had a dedicated customer service team of 33 people who were trained on our products, a clinical support team of 25 people who were licensed nurses or respiratory therapists, and a dedicated billing services team of 78 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our customer service representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the customer service representative deems appropriate. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products.

Third-party reimbursement

Medicare and private insurance rentals represented approximately 9.6% of our total revenue in 2017, down significantly from 17.1% of our total revenue in 2016, primarily due to increased sales revenue with a continued focus on sales versus rentals and declines in reimbursement rates. In cases where we rent our oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and sales administration are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely primarily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue. For the year ended December 31, 2017, approximately 73.0% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. The national standard allowable in 2015 for stationary oxygen rentals (E1390) was $180.92 per month and for OGPE rentals (E1392) was $51.63 per month. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016. This led to a benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. Effective January 1, 2017, rates are set at 100% of the Adjusted Fee Schedule amount, based on the regional competitive bidding rates. The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas and accelerated the implementation of the Omnibus bill passed in December 2015 that will require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas) to be effective beginning January 1, 2018, including for oxygen.

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

CMS has also re-bid for the round one 2017 contracts effective January 1, 2017 through December 31, 2018. In round one 2017, there are 9 metropolitan statistical areas and 13 CBAs to ensure there are no multi-state CBAs. We estimate approximately 9% of the Medicare market was impacted by the round one 2017 contracts.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 7.0% of our total revenue in the year ended December 31, 2017. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), rentals to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.8 million and $1.8 million in the years ended December 31, 2017 and 2016, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2017 and December 31, 2016.

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

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-CBAs were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (Adjustment) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services provided in areas not subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment (OGPE). Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the Adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas was set based on regional averages of the competitive bidding prices as described previously and no fees were based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U. However, as of January 1, 2017 and January 1, 2018 the Medicare reimbursement rates in the non-CBAs were adjusted to ensure budget neutrality based on the increased usage of the OGPE class that led to lower rates in these areas.

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

On November 2, 2017, a bi-partisan bill with 122 co-sponsors was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas.  If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

On February 12, 2018, the current presidential administration sent Congress a 2019 budget proposal that included language on competitive bidding. Specifically, the proposal eliminates the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, instead paying winning suppliers at their own bid amounts. Additionally, this proposal expands competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. This specific proposal is estimated to save the government $6.5 billion over 10 years.  In addition to changes to competitive bidding, the 2019 budget proposal would enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments.

As of December 31, 2017, we had 93 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2017 federal budget or future federal budgets, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 58% from 2009 to 2017. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

For additional discussion of the impact of the recent competitive bidding proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressor, sieve bed, concentrator and certain manifolds is now conducted in-house in order to improve quality control and reduce cost. Additionally, we use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice but in other instances we are obligated to purchase minimum quantities. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified.

We currently manufacture in two leased buildings in Goleta, California and Richardson, Texas, that we have registered with the Food and Drug Administration, or FDA, and for which we have obtained International Standards Organization, or ISO, 13485 certification. We plan to continue the expansion of our facilities located in Richardson, Texas. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. We believe we and our manufacturing partner have sufficient capacity to meet anticipated demand.

Our entire organization is responsible for quality management. Our Quality Assurance department oversees this by tracking component, device and organization performance and by training team members outside the Quality Assurance department to become competent users of our Quality Management system. By measuring component performance, communicating daily with the production group and our suppliers, and reviewing customer complaints, our Quality Assurance department, through the use of our corrective action program, drives and documents continuous performance improvement of our suppliers and internal departments. Our Quality Assurance department also trains internal quality auditors to audit our adherence to the Quality Management system. Our Quality Management system has been certified to ISO 13485:2012 by BSI, a Notified Body to ISO.

Our manufacturing partner is expected to ramp capacity in 2018 to produce Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and will continue to assemble compressors and sieve bed columns at our facility in

Goleta, California. This will allow us to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G4.

As a medical device manufacturer, our manufacturing facilities, including those facilities outside of the United States, are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited five times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices. We have completed four surveillance audits and two recertification audits by our notified body over the same period. In addition, two transfer audits (one combined with a surveillance audit tallied above and one standalone) and one site addition audit were also completed. In any given year, we may identify non-conformance and objectionable conditions.  As of December 31, 2017, all observations resulting in non-conformance or objectionable conditions have been minimal and have been corrected. Our Inogen One systems and Inogen At Home system have received pre-market clearance under Section 510(k) of the FDCA.  The modifications made to our Inogen One G2, Inogen One G3, and Inogen One G4 systems represent non-significant modifications to the original Inogen One system, have the same indications for use, and are covered under our initial Inogen One 510(k) clearance.

As of December 31, 2017, we had 223 employees in operations, manufacturing, quality assurance and repair.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. As of December 31, 2017, our research and development staff included 24 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity and manufacturing automation. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators. Over the last three years, Inogen has invested over $14.6 million in research and development ($5.3, $5.1 and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively) to launch our Inogen One G4, upgrade our Inogen One G3, and introduce our first-generation stationary oxygen concentrator to market. We have leveraged our thirty-one issued U.S. patents and one Canadian patent while also reducing the product manufacturing costs 58% from 2009 to 2017.

Utilizing lean product development methodologies, we have released five products since 2004, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, our Inogen One G3 in September 2012, our Inogen At Home system in October 2014, and our Inogen One G4 in May 2016.  We are currently developing our next-generation portable oxygen concentrator, the Inogen One G5. Our dedication to continuous improvement has also resulted in five mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for our products.

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

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), ResMed Corp., Drive Medical, O2 Concepts, Precision Medical, and Gas Control Equipment. Given the relatively low barriers to entry in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price. We believe that we compete favorably with respect to these factors, due to our manufacturing competitors’ reliance on home medical equipment distribution, which compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-consumer strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. For our two largest medical device competitors, the entire oxygen business for each, including stationary and transfilling concentrators, represents less than 15% percent of their billion-dollar plus homecare businesses in 2016.

Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., Rotech Healthcare, Inc. and American HomePatient, Inc. (now a subsidiary of Lincare, Inc.) have been among the market leaders in providing oxygen therapy in the United States for many years, while the remaining U.S. oxygen therapy market is serviced by local or regional providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors. We believe that the investment made by oxygen therapy providers in the physical distribution required for oxygen delivery limits their ability to easily switch their business model and employ a solution directly competitive to Inogen.

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

Pervasive and ongoing regulation by the FDA and foreign agencies

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding state agencies. We have been audited five times since April 2012 by the FDA and found to be in compliance with Good Manufacturing Practices. We have completed four surveillance audits and two recertification audits by our notified body over the same period and identified four minor non-conformances, all of which were addressed. In addition, two transfer audits (one combined with a surveillance audit tallied above and one standalone) and one site addition audit were also completed.

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

The Federal Anti-Kickback Statute applies to our arrangements with our United States sales representatives, customers and healthcare providers, as well as certain coding and billing information that we may provide to purchasers of our Inogen One and Inogen At Home systems. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the federal anti-kickback statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

U.S. Foreign Corrupt Practices Act

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, manufacturers, distributors, partners, collaborators or agents.  Violations of these laws, or allegations of such violations, could result in legal fees, fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

International regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13485 certification is a voluntary standard. Quality systems that implement relevant harmonized standards establish the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007. The final form of the European Medical Device Regulation, which will replace Europe’s Medical Device Directive, was adopted on May 25, 2017 and it becomes effective on May 25, 2020. The Medical Device Regulation will apply in parallel with the Medical Device Directive for a transition period of three years. Additionally, a new version of ISO 13485 was recently published, beginning a transition period for updating certificates until March 2019.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, public accountants, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One or Inogen At Home systems or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2017, we had seven pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We anticipate it could take several years for the most recent of these U.S. patent applications to result in issued patents, if successful.

Our patent portfolio contains three principal sets of patents and patent applications. The first set relates to the construction and design of specific Inogen products. For example, U.S. Patent Nos. 8,440,004; 8,366,815; 8,377,181; and 8,568,519 are directed to design elements of the Inogen One G2 portable oxygen concentrator. These patents expire in 2031 (without taking into account any patent term adjustments) and may serve to deter competitors from reverse engineering or copying our design elements. This set of patents and patent applications also contains pending U.S. patent applications that relate to the designs of the Inogen One G3, Inogen One G4, and Inogen At Home oxygen concentrators.

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

The third set of patents and patent applications includes system component designs that may be incorporated into our products. For example, U.S. Patent No. 8,580,015, which expires in 2027 (without taking into account any patent term adjustments), is directed to product improvements that have been utilized in the Inogen One and Inogen One G2 products. Also, within this class of patents are U.S. Patent Nos. 7,686,870 and 7,922,789 that are directed to designs that may be utilized in future Inogen products to improve performance over current product offerings. These patents expire in 2027 and 2023 respectively (without taking into account any patent term adjustments).

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

Employees

As of December 31, 2017, we had 770 full and part-time employees, representing 381 in sales, marketing, clinical and client services, 223 in operations, manufacturing, quality assurance and repair, 142 in general administration and 24 in research and development. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are good.

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

Backlog

We run our operations on a just-in-time basis; however, the volatility of order intake may result in periods when incoming orders exceed our capacity.  We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business.  Further, our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Geographic information

During the year ended December 31, 2017, substantially all of our long-lived assets were located within the United States. During the years ended December 31, 2016 and 2015, all of our long-lived assets were located within the United States.  Approximately 22.3% of our 2017 revenue, 24.7% of our 2016 revenue, and 22.2% of our 2015 revenue came from international markets. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns.  Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2017, 2016 and 2015, the sales revenue in the second quarter accounted for 25.7%, 27.1% and 28.5%, respectively, and the sales revenue in the third quarter accounted for 28.0%, 28.1% and 25.7%, respectively, of our total sales revenue.

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

Executive Officers of the Registrant

The following table identifies certain information about our executive officers as of February 23, 2018.

Name	Age	Position
Scott Wilkinson	53	Chief Executive Officer, President, and Director
Alison Bauerlein	36	Executive Vice President, Finance and Chief Financial
		Officer, Corporate Secretary and Corporate Treasurer
Matthew Scribner	50	Executive Vice President, Operations
Brenton Taylor	36	Executive Vice President, Engineering
Byron Myers	38	Executive Vice President, Sales and Marketing

Scott Wilkinson has served as our President and Chief Executive Officer since March 1, 2017 and a director since January 1, 2017.  Previously, Mr. Wilkinson served as our President and Chief Operating Officer from January 1, 2016 through February 28, 2017, Executive Vice President, Sales and Marketing from 2008 through December 31, 2015, and in this role oversaw Inogen’s global operations in sales, marketing, customer service, product management, medical billing, and clinical services.  Prior to that, Mr. Wilkinson served as our Director of Product Management from 2005 to 2006 and Vice President, Product Management from 2006 to 2008.  From 2000 to 2005, Mr. Wilkinson worked for Invacare Corporation, a designer and manufacturer of oxygen products, as a Group Product Manager and helped launch their $100 million oxygen product line segment.  From 1999 to 2000, Mr. Wilkinson served as a Product Line Director with Johnson & Johnson, a healthcare company.  From 1988 to 1999, Mr. Wilkinson worked as a Research Scientist, Product Manager, and Project Leader at Kimberly Clark, a consumer products company.  Mr. Wilkinson received a Bachelor of Science degree in Chemical Engineering from the University of Akron and an MBA from University of Wisconsin, Oshkosh.  The board of directors believes that Mr. Wilkinson’s considerable knowledge and understanding of our business together with his extensive industry experience qualifies him to serve on the board.

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

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014.  Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008.  Mr. Taylor is listed as an inventor on 26 of the Company’s issued U.S. patents related to portable oxygen concentrator development.  Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

Byron Myers is a co-founder of Inogen and has served as our Executive Vice President, Sales and Marketing since January 1, 2017. Previously, Mr. Myers served as our Vice President, Marketing from 2011 to 2016. In his current role, Mr. Myers leads Inogen’s Sales, Marketing and Product Management Operations. Prior to serving in these positions, Mr. Myers held various roles with our company, including: Product Manager from 2002 to 2006, Director of Marketing from 2006 to 2007 and 2008 to 2011, International Product Manager during 2007, and Director of International Product Management from 2007 to 2008. Mr. Myers received a Bachelor of Arts degree in Economics/Mathematics from the University of California, Santa Barbara and an MBA from the Rady School of Management at the University of California, San Diego.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Annual Report on Form 10-K, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Our significant manufacturing competitors are Invacare Corporation, Respironics (a subsidiary of Koninklijke Philips N.V.), AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), Inova Labs, Inc. (a subsidiary of ResMed), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, quality, service and price.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., Rotech Healthcare, Inc. and American HomePatient, Inc. (now a subsidiary of Lincare, Inc.) have been among the market leaders in providing oxygen therapy, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $5.3 million, $5.1 million and $4.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the years ended December 31, 2017, 2016 and 2015, respectively, sales revenue to our top 10 customers accounted for approximately 40.1%, 41.4% and 33.0%, respectively, of our total revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced and there would be an adverse effect on our business, financial conditions and results of operations.

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

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;
•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;
•	we or our suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our Inogen One systems and Inogen At Home systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Inogen One systems and Inogen At Home systems and, potentially, require additional Food and Drug Administration (FDA) clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

A significant majority of our rental patients who use our product have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the years ended December 31, 2017, 2016, and 2015, we derived 7.0%, 12.4%, and 21.0%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.0% as of December 31, 2017, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 17.1% as of December 31, 2016. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The Cures Act was passed in December 2016 and included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Reimbursement in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017.  Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates.  The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas.

These legislative provisions as currently in effect have had and will continue to have a material and adverse effect on our business, financial condition and operating results.

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

As of January 1, 2016, all areas previously not subject to the competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for DMEPOS. The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee Schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the Cures Act was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016.  This led to a benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. Effective January 1, 2017, rates are set at 100% of the adjusted fee schedule amount, based on the regional competitive bidding rates. The Cures Act also called for a study of the impact of the competitive bidding pricing on rural areas and accelerated the implementation of the Omnibus bill passed in December 2015 that requires state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas), effective as of January 1, 2018, including for oxygen.

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

In round one 2017, there were 9 metropolitan statistical areas and 13 CBAs to make sure each CBA does not cross state boundaries. We estimate approximately 9% of the Medicare market was impacted by these contracts which began on January 1, 2017 and continue through December 31, 2018. Pricing was announced in September 2016 and impacts both the zip codes covered under round one and also the rates for the non-CBAs effective January 1, 2017. To the extent that we are not successful in future competitive bidding rounds, we may lose access to patients in CBAs in which we are not awarded contracts, which would adversely affect our business, financial condition and results of operation. Moreover, any items and services provided by the Company to Medicare patients that reside in non-CBAs will be affected by the reimbursement reductions aimed at bringing national reimbursement in line with the competitive bidding program single payment amounts.

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

On November 2, 2017, a bi-partisan bill with 122 co-sponsors was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas.  If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

Although we continue to monitor developments regarding the implementation of the competitive bidding program, we cannot predict the outcome of the competitive bidding program on our business when fully implemented, nor the Medicare payment rates that will be in effect in future years for the items subject to competitive bidding, including our products. We expect that the stationary oxygen and non-delivery ambulatory oxygen payment rates will continue to fluctuate, and a large negative payment adjustment would adversely affect our business, financial conditions and results of operations.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% reduction in Medicare payment, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction will continue until further notice. As a result, this could adversely affect our financial conditions and results of operations.

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

We face uncertainties that might result from modification or repeal of any of the provisions of the Patient Protection and Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the durable medical equipment industry as a whole is currently unknown.  But, any changes to the Patient Protection and Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

We depend upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2017, 2016 and 2015, approximately 9.6%, 17.1% and 28.5%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our Inogen One systems and Inogen At Home systems could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and operating results.

If our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our Inogen One systems and Inogen At Home systems and, as a result, our business, financial condition, and operating results will be harmed until we are able to secure a new facility.

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and assemble compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. In the fourth quarter of 2017, we began using a contract manufacturer in Europe to assemble a portion of our Inogen One G3 concentrators for our European customers. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

We intend to rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition, and the geography in which they operate.

Beginning in the fourth quarter of 2017, we began utilizing a third-party contract manufacturer for production of our Inogen One G3 concentrators in the Czech Republic. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

•	delays in delivery by suppliers due to customs clearing delays, shipping delays, scarcity of raw materials and changes in demand from us or their other customers;
•	limited warranties provided to us; and
•	potential misappropriation of our intellectual property.

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

The rapid growth of our business has placed a significant strain on our managerial and operational resources and systems. To execute our anticipated growth successfully, we must continue to attract and retain capable personnel and manage and train them effectively. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands.

We plan to continue the expansion of our facilities located in Richardson, Texas. Domestic expansion combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators, are expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Our Inogen One systems and Inogen At Home systems are manufactured using complex processes, sophisticated equipment and strict adherence to specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

In addition, the introduction of new products may require the development of new manufacturing processes and procedures. While all of our products are assembled using essentially the same basic processes, significant changes in technology, programming, and other variations may be required to meet product specifications. Developing new processes can be very time consuming and affect quality, as such any unexpected difficulty in doing so could delay the introduction of a new product and our ability to produce sufficient quantities of existing products.

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label partners and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We make sales to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely impact our business, financial condition, and operating results.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2017, 2016 and 2015, approximately 22.3%, 24.7% and 22.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws, and anti-competition regulations;
•	export or import restrictions;
•	obtaining and maintaining regulatory clearances, approvals and certifications;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	supply chain complexities;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers; and
•	difficulties protecting or procuring intellectual property rights.

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the year ended December 31, 2017, we experienced a net foreign currency gain of $1.3 million, and for the years ended December 31, 2016 and 2015, we experienced a net foreign currency loss of $0.3 million, and $0.4 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  In addition, currency hedging may result in a reduction in revenue should the currency strengthen during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K.  Additional information on our hedging arrangements is also contained in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

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

We leverage various third parties to sell our products and conduct our business abroad. We, our distributors and channel partners, and our other third-party intermediaries and manufacturer may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. As such, we intend to continue to implement an FCPA/anti-corruption compliance program to ensure compliance with such laws but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we have to defend ourselves and may be ultimately held responsible.

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

We rely on information technology networks and systems to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, security breaches, telecommunication failures, user errors or catastrophic events. Like other companies, we have experienced attacks on our systems. If our information technology systems suffer unauthorized access, severe damage, disruption or shutdown, and our business continuity do not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and our business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information (including patient-identifiable health information), and data loss and corruption. There is no assurance that we will not experience service interruptions, security breaches, cyber-attacks, or other information technology failures in the future.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending (as discussed in Item 1, Seasonality and elsewhere in this Annual Report on Form 10-K); our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.  If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Given our levels of stock-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period.  In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate.  For example, in 2017 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $9.9 million and our effective tax rate by 33.5% as compared to the tax rate without such benefits.  In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase.  The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate.  These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Our existing net operating losses (NOLs) are subject to limitations arising from ownership changes and are subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and the State of California Revenue and Taxation Code. If we undergo one or more future ownership changes our ability to utilize NOLs could be further limited.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax.  U.S. Department of Treasury has broad authority to issues regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change.  Changes in tax law or tax rulings, or changes in interpretations of existing law, could materially affect our financial position, results of operations, and cash flows.  For example, changes to the U.S. tax laws enacted in December 2017 had a significant impact on our tax assets and effective tax rate for the fourth quarter of 2017.  In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k) or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products or do so in a timely fashion.

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

Any modification we make to our Inogen One systems and Inogen At Home system that could significantly affect their safety or effectiveness, or would constitute a major change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

We, our contract manufacturer, and our component manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, calibration, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. Although we believe our manufacturing facilities and those of our component manufacturers are in compliance with the QSR, we cannot provide assurance that any future inspection will not result in adverse findings. If we fail to implement timely and appropriate corrective actions that are acceptable to the FDA or if our other manufacturing facilities or those of any of our component manufacturers, contract manufacturers, or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take prompt and satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including any of the following sanctions:

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

Approximately 22.3% of our revenue was from sales outside of the United States for the year ended December 31, 2017, 24.7% for the year ended December 31, 2016, and 22.2% for the year ended December 31, 2015. As of December 31, 2017, we sold our products in 45 countries outside of the United States through distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

If we are determined to be out of compliance with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payors, and the cost of complying with these standards could be significant.

The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our operating results and financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

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

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue but could subject the practice to increased scrutiny by the government.

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

As of December 31, 2017, we sold our products in 45 countries outside the United States through a wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to international, federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations of each country in which we conduct business, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or failure to comply with environmental laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.

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

As of December 31, 2017, we have seven pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. Additionally, CAIRE, Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleged that we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” While we resolved our dispute with SDGIP in October 2017 and CAIRE in December 2017, if we fail in defending against similar claims brought in the future we could be subject to substantial monetary damages and injunctive relief against us, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of pending lawsuits could have a material effect on our business and operating results.

From time to time, we have also commenced litigation to enforce our intellectual property rights. For example, we previously pursued litigation against Inova Labs Inc. (a subsidiary of ResMed Corp.) for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees.  While we resolved our dispute with Inova Labs in June 2016, an adverse decision in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

We may be subject to damages resulting from claims that our employees, agents or we have wrongfully used or disclosed alleged trade secrets of other companies.

Some of our employees and consultants were previously employed at or contracted with other medical device companies focused on the development of oxygen therapy products, including our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

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

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is therefore required to undertake an assessment of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the period ended December 31, 2016, and the cost of our compliance with Section 404(b) is higher. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

We have reported material weaknesses in our internal controls over financial reporting in the past. For example, as we disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, we identified a material weakness with respect to internal control over the review of sales order documentation supporting our direct-to-customer sales and rentals prior to revenue recognition. We commenced measures to remediate this material weakness during the first quarter of 2015, and remediation was completed as of December 31, 2015.

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

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

As of December 31, 2017, one holder of approximately 3.5 million shares, or approximately 16.9%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of December 31, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 55.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, we may become subject to covenants under future debt arrangements that place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock is expected to be your sole source of gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 39,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in October 2020, approximately 31,000 square feet of office space in Richardson, Texas under a lease that expires in December 2019, approximately 37,000 square feet of manufacturing and repair space in Richardson, Texas under a lease that expires in January 2022, and approximately 42,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 5,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; Middleburg Heights, Ohio and Breukelen in the Netherlands under leases expiring in August 2018, June 2018, November 2020, August 2018, and April 2020, respectively. We also own land and office space in Manitowoc, Wisconsin. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, additional space will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS

Separation Design Group lawsuit

On October 23, 2015, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against Inogen in the United States District Court for the Central District of California. On December 7, 2015, SDGIP filed a First Amended Complaint in the SDGIP Lawsuit.

SDGIP alleged that we willfully infringed U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. We never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deemed proper. SDGIP also sought a permanent injunction against us.

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

The parties reached a mutually agreeable settlement in October 2017. On October 19, 2017, the Court dismissed the lawsuit without prejudice. The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on November 1, 2017. We recognized a loss of $0.6 million for all alleged past damages relating to the asserted patents and trade secrets during the third quarter of 2017 classified within general and administrative expense. In addition, we recorded an intangible asset for future rights to use the patents-in-suit as well as any future patents related to the patents-in-suit of $2.4 million in the fourth quarter of 2017.  We paid $3.0 million on November 3, 2017 finalizing the payment of this settlement. Although we came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, we in no way assumed or admitted any wrong doing.

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against Inogen. CAIRE alleged we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleged willful infringement and sought damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees.

The parties reached a mutually agreeable settlement in December 2017.  The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on January 18, 2018.  On January 19, 2018 the Court dismissed the lawsuit with prejudice.  In the fourth quarter of 2017, we recognized a loss of $0.1 million for all alleged past damages related to the asserted patent, classified within general and administrative expense, and we also recorded an intangible asset for future rights to use the patent-in-suit of $0.9 million. We paid $1.0 million on January 17, 2018, finalizing the payment of this settlement.  Although we came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, we in no way assumed or admitted any wrong doing.

Other legal proceedings

In the normal course of business, we are from time to time involved in various legal proceedings or potential legal proceedings, including matters involving employment, product liability and intellectual property. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain types of legal claims. At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Year ended December 31, 2017	High	Low
First quarter	$79.94	$62.69
Second quarter	$97.71	$74.06
Third quarter	$105.35	$89.01
Fourth quarter	$130.05	$91.80

Year ended December 31, 2016	High	Low
First quarter	$46.06	$28.81
Second quarter	$51.39	$43.16
Third quarter	$61.87	$49.19
Fourth quarter	$69.36	$50.24

On February 23, 2018, the closing price for our common stock as reported on the NASDAQ Global Select Market was $131.15 per share.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from February 14, 2014 to December 31, 2017.  This graph assumes an investment of $100 on February 14, 2014 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE YEARS CUMULATIVE TOTAL RETURN SINCE FEBRUARY 14, 2014

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

	2/14/14	12/31/14	12/31/15	12/31/16	12/31/17
Inogen, Inc.	$100.00	$207.06	$264.62	$443.37	$800.79
S & P Healthcare Equipment & Supplies^(1)	100.00	112.14	123.35	137.64	178.25
Russell 2000^(2)	100.00	104.83	98.84	118.09	133.61
NASDAQ Composite^(3)	100.00	111.59	117.99	126.84	162.66
(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 23, 2018, there were 16 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments we issue may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors our board of directors deems relevant.

Securities authorized for issuance under equity compensation plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” contained elsewhere in this Annual Report on Form 10-K. The selected Condensed Consolidated Statements of Comprehensive Income data for the years ended December 31, 2017, 2016 and 2015 and Condensed Consolidated Balance Sheet Data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Condensed Consolidated Statements of Comprehensive Income data for the years ended December 31, 2014 and 2013 and Condensed Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

(amounts in thousands)	Years ended December 31,
Condensed consolidated statements of comprehensive income	2017	2016	2015	2014	2013
Revenue
Sales revenue	$225,492	$168,170	$113,625	$73,096	$44,905
Rental revenue	23,946	34,659	45,380	39,441	30,538
Total revenue	249,438	202,829	159,005	112,537	75,443
Cost of revenue
Cost of sales revenue	110,163	85,154	61,553	38,693	24,306
Cost of rental revenue	18,038	20,365	21,194	18,327	12,146
Total cost of revenue	128,201	105,519	82,747	57,020	36,452
Gross profit	121,237	97,310	76,258	55,517	38,991
Operating expenses
Research and development	5,313	5,113	4,180	2,977	2,398
Sales and marketing	50,758	37,540	31,369	24,087	18,375
General and administrative	37,576	31,793	25,658	17,942	13,754
Total operating expenses	93,647	74,446	61,207	45,006	34,527
Income from operations	27,590	22,864	15,051	10,511	4,464
Other income (expense), net	2,066	(139)	(324)	(459)	(616)
Income before provision (benefit) for income taxes	29,656	22,725	14,727	10,052	3,848
Provision (benefit) for income taxes	8,654	2,206	3,142	3,226	(21,587)
Net income	$21,002	$20,519	$11,585	$6,826	$25,435

(amounts in thousands, except share and per share amounts)
Reconciliation of net income to net income	Years ended December 31,
attributable to common stockholders - basic and diluted (1)	2017	2016	2015	2014	2013
Numerator—basic:
Net income	$21,002	$20,519	$11,585	$6,826	$25,435
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)	(7,278)
Net income after deemed dividend	21,002	20,519	11,585	5,839	18,157
Less preferred rights dividend	—	—	—	—	(7,165)
Less undistributed earnings to preferred stock - basic	—	—	—	(567)	(10,781)
Net income attributable to common stockholders - basic	$21,002	$20,519	$11,585	$5,272	$211
Numerator—diluted:
Net income	$21,002	$20,519	$11,585	$6,826	$25,435
Less deemed dividend on redeemable convertible preferred stock	—	—	—	(987)	(7,278)
Net income after deemed dividend	21,002	20,519	11,585	5,839	18,157
Less preferred rights dividend	—	—	—	—	(7,165)
Less undistributed earnings to preferred stock - diluted	—	—	—	(514)	(9,625)
Net income attributable to common stockholders - diluted	$21,002	$20,519	$11,585	$5,325	$1,367
Denominator:
Weighted-average common shares - basic common stock	20,683,807	20,067,152	19,398,991	16,182,569	276,535
Weighted-average common shares - diluted common stock	21,897,988	21,095,867	20,708,170	18,037,498	2,008,156
Net income per share - basic common stock	$1.02	$1.02	$0.60	$0.33	$0.76
Net income per share - diluted common stock	$0.96	$0.97	$0.56	$0.30	$0.68
Shares excluded from diluted weighted-average
common shares - diluted common stock:
Stock options and other dilutive awards	63,313	841,760	744,301	546,142	—
Shares excluded from diluted weighted-average common shares
- diluted common stock	63,313	841,760	744,301	546,142	—

(1)

See Note 2 to each of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders.

(amounts in thousands)	Years ended December 31,
Condensed consolidated balance sheet data	2017	2016	2015	2014	2013
Cash and cash equivalents	$142,953	$92,851	$66,106	$56,836	$13,521
Working capital	194,602	138,700	92,831	73,808	14,003
Total assets	275,072	214,049	161,314	140,085	82,397
Total indebtedness	—	—	315	614	10,649
Deferred revenue	12,935	9,281	6,522	4,492	2,263
Total liabilities	48,031	31,961	27,296	21,935	26,098
Redeemable convertible preferred stock	—	—	—	—	118,671
Total stockholders' equity (deficit)	$227,041	$182,088	$134,018	$118,150	$(62,372)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our sales and marketing channels. During the year ended December 31, 2017, we increased our internal sales representatives to 263 from 177 as of December 31, 2016 in support of our direct-to-consumer domestic sales. Typically, we expect new sales representatives to take 4 to 6 months to reach full productivity. We are focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $5.3 million, $5.1 million and $4.2 million in 2017, 2016 and 2015, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our upgraded Inogen One G3® product in December 2015, which has 25% increased oxygen output (1,050 ml/minute versus 840 ml/minute previously), is less expensive to manufacture than our former Inogen One G3 product, and features improvements in sound level (from 42 dBA to 39 dBA). We also launched our fourth-generation portable oxygen concentrator, the Inogen One G4®, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it is suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016. We are developing our next-generation portable oxygen concentrator, the Inogen One G5.

•

Increase international business-to-business adoption. Although our main growth opportunity remains POC adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have started to build out an infrastructure over the last few years, which includes sales in 45 international countries and a new contract manufacturing partner to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in emerging markets. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy exists today.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (MedSupport) on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our contract manufacturer is expected to ramp capacity in 2018 to produce the mass majority of the Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and will continue to assemble compressors and sieve bed columns at our facility in Goleta, California. We expect this will allow us to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G4.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our Inogen One and Inogen At Home systems. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. However, any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In 2017, 2016 and 2015, approximately 22.3%, 24.7% and 22.2%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 73.5%, 70.6% and 53.6% of the non-U.S. revenue for 2017, 2016 and 2015, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of December 31, 2017, we sold our products in 45 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $249.4 million and $202.8 million in 2017 and 2016, respectively. The increase was primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and a focus on sales instead of rentals. Our total revenue was $202.8 and $159.0 million in 2016 and 2015, respectively. The increase was primarily due to growth in sales revenue associated with the increases in business-to-business sales and direct-to-consumer sales of our Inogen One and Inogen At Home systems, and partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates, an increase in provision for rental revenue adjustments, and a focus on cash sales instead of rentals. We generated net income of $21.0 million, $20.5 million and $11.6 million in 2017, 2016 and 2015, respectively. We generated Adjusted EBITDA of $50.8 million, $43.4 million and $32.3 million in 2017, 2016 and 2015, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2017, our retained earnings were $8.6 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once product is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 7-14% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 128,000 systems in 2017, 92,000 systems in 2016 and 56,600 systems in 2015. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to be flat in 2018 compared to 2017 (which we define as plus or minus 5%) due to continued focus on sales versus rentals. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives, investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.0%, 17.1% and 14.1% as of December 31, 2017, 2016 and 2015, respectively. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 30,700, 33,300 and 32,800 oxygen rental patients as of December 31, 2017, 2016 and 2015. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from CMS, and secondarily, from private payors, Medicaid and patients, for our rental revenue. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K.

For the years ended December 31, 2017, 2016 and 2015, approximately 73.0%, 72.6% and 73.7%, respectively, of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rentals from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G3 system is higher than our Inogen One G2® system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G2 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G2 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should decline. Similarly, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets (as discussed in Item 1. Seasonality and elsewhere in this Annual Report on Form 10-K).

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, HME providers, distributors, our private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the years ended December 31, 2017, 2016 and 2015, business-to-business sales as a percentage of total sales revenue were 61.6%, 63.5% and 61.4%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to be relatively flat in 2018 as we plan to continue to focus on sales instead of rentals. The only known changes to Medicare reimbursement rates in 2018 are a roughly 1.2% decline in monthly stationary rates in non-competitive bidding areas due to the fee schedule adjustment. We also expect that our rental revenue will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

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

We expect rental gross margin percentage to increase in 2018 compared to 2017 primarily due to lower cost of rental revenue per patient on service, lower rental adjustment rates, and minimal reimbursement reductions. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in depreciation, service costs, and logistics costs.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2016 and 2017, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2018 as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and consumer base increases. In addition, we implemented a new CRM system in the second quarter of 2017 which has increased our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We also opened a new facility in the Cleveland, Ohio area in the third quarter of 2017. In that facility, we are planning on adding additional headcount of approximately 240 people over the next three years primarily in sales and customer service, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain offsetting business development incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport on May 4, 2017.  This acquisition is expected to increase sales and marketing costs but is also expected to improve customer service and repair services in the European markets.

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

Income taxes

We account for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

Result of operations

Comparison of years ended December 31, 2017 and 2016

Revenue

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales revenue	$225,492	$168,170	$57,322	34.1%	90.4%	82.9%
Rental revenue	23,946	34,659	(10,713)	-30.9%	9.6%	17.1%
Total revenue	$249,438	$202,829	$46,609	23.0%	100.0%	100.0%

Sales revenue increased $57.3 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 34.1% over the comparable period. The increase was primarily attributable to a 36,000-unit increase in the number of oxygen systems sold. We sold approximately 128,000 oxygen systems during the year ended December 31, 2017 compared to approximately 92,000 oxygen systems sold during the year ended December 31, 2016, or an increase of 39.1%. The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand, and an increase in direct-to-consumer sales in the United States, mainly due to an increase in sales representatives and an increase in productivity, as well as increased sales and marketing efforts.

Rental revenue decreased $10.7 million for the year ended December 31, 2017 from the year ended December 31, 2016, or a decrease of 30.9% from the comparable period. The decrease in rental revenue was primarily related to the decline in rental patients on service, reduction in Medicare reimbursement rates that took effect in the first quarter of 2017 and declines in private-payor rates which decreased reimbursements in response to lower Medicare rates.

(amounts in thousands)	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
Revenue by region and category	2017	2016	$	%	2017	2016
Business-to-business domestic sales	$83,390	$56,605	$26,785	47.3%	33.4%	27.9%
Business-to-business international sales	55,519	50,106	5,413	10.8%	22.3%	24.7%
Direct-to-consumer domestic sales	86,583	61,459	25,124	40.9%	34.7%	30.3%
Direct-to-consumer domestic rentals	23,946	34,659	(10,713)	-30.9%	9.6%	17.1%
Total revenue	$249,438	$202,829	$46,609	23.0%	100.0%	100.0%

Domestic sales in business-to-business and direct-to-consumer increased 47.3% and 40.9%, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in domestic business-to-business sales was primarily the result of increased demand from our traditional HME providers and private label partner and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, increased productivity, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.

Business-to-business international sales increased 10.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases in sales to our partners worldwide. As of December 31, 2017, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the year ended December 31, 2017, 84.7% was sold in Europe versus 89.4% in the comparative period in 2016. We also acquired our former distributor, MedSupport, in the second quarter of 2017, which contributed to increased international sales revenue in 2017.

Cost of revenue and gross profit

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Cost of sales revenue	$110,163	$85,154	$25,009	29.4%	44.2%	42.0%
Cost of rental revenue	18,038	20,365	(2,327)	-11.4%	7.2%	10.0%
Total cost of revenue	$128,201	$105,519	$22,682	21.5%	51.4%	52.0%

Gross profit - sales revenue	$115,329	$83,016	$32,313	38.9%	46.2%	40.9%
Gross profit - rental revenue	5,908	14,294	(8,386)	-58.7%	2.4%	7.1%
Total gross profit	$121,237	$97,310	$23,927	24.6%	48.6%	48.0%

Gross margin percentage - sales revenue	51.1%	49.4%
Gross margin percentage- rental revenue	24.7%	41.2%
Total gross margin percentage	48.6%	48.0%

We manufacture our subassemblies and/or products in our Goleta, California and Richardson, Texas facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $25.0 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 29.4% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $2.3 million for the year ended December 31, 2017 from the year ended December 31, 2016, or a decrease of 11.4% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in patients on service and rental asset depreciation expense. Cost of rental revenue included $9.8 million of rental asset depreciation for the year ended December 31, 2017 and $11.4 million for the year ended December 31, 2016.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage increased to 51.1% for the year ended December 31, 2017 from 49.4% for the year ended December 31, 2016. The increase in sales gross margin percentage was primarily related to an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit, partially offset by a reduction in domestic business-to-business average selling prices as a strategy to increase volumes in this channel. Total worldwide business-to-business sales revenue accounted for 61.6% of total sales revenue in 2017 versus 63.5% in 2016. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, and average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 24.7% for the year ended December 31, 2017 from 41.2% for the year ended December 31, 2016, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions, the $2.0 million benefit from the Cures Act in 2016 and lower billable rental patients on service in 2017, partially offset by lower cost of rental revenue associated primarily with lower depreciation costs.

Research and development expense

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Research and development expense	$5,313	$5,113	$200	3.9%	2.1%	2.5%

Research and development expense increased $0.2 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 3.9% over the prior year. The increase was primarily attributable to a $0.2 million increase in personnel-related expenses and product development expenses for engineering projects.

Sales and marketing expense

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Sales and marketing expense	$50,758	$37,540	$13,218	35.2%	20.3%	18.5%

Sales and marketing expense increased $13.2 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 35.2% over the comparable year. The increase was primarily attributable to increases of $6.3 million in media spending to supply leads for the increased number of sales force headcount hired, $5.5 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included $3.3 million of wages, benefits and payroll tax expense, $1.7 million of commissions expense and $0.4 million in stock compensation expense), $0.5 million for dues, fees and license costs, $0.4 million in credit card processing fees, $0.3 million of clinical outside services and $0.2 million in other professional fees. These increases were partially offset by a decrease of $0.2 million in giveaways/incentives. In the year ended December 31, 2017, we spent $12.5 million in media and advertising costs versus $6.2 million in the comparative period in 2016.

General and administrative expense

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
General and administrative expense	$37,576	$31,793	$5,783	18.2%	15.1%	15.7%

General and administrative expense increased $5.8 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 18.2% over the comparable year. The increase was primarily attributable to $1.5 million of higher patent defense costs, $1.1 million of increased personnel-related expenses (which included $1.5 million of stock compensation expense and $0.2 million of wages, benefits and payroll tax expense, partially offset by a decrease of $0.6 million of bonus expense), $0.7 million of patent litigation settlement expense, $0.4 million of increased amortization expense, $0.4 million for dues, fees, and licensing costs, $0.4 million in audit and tax fees, $0.3 million of bad debt expense, $0.3 million in legal fees, $0.2 million in additional public company costs, and $0.2 million of decreased net proceeds from sale of assets.

Bad debt expense, expressed as a percentage of total revenue, was 1.5% and 1.8% in the years ended December 31, 2017 and 2016, respectively. In 2017, we spent $3.3 million on patent defense costs compared to $1.8 million in 2016. We also incurred $0.4 million in expenses, primarily in legal costs, associated with the MedSupport acquisition in 2017.

Other income (expense), net

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Interest expense	$—	$(6)	$6	-100.0%	—	—
Interest income	765	196	569	290.3%	0.3%	0.1%
Other income (expense)	1,301	(329)	1,630	-495.4%	0.5%	-0.2%
Total other income (expense), net	$2,066	$(139)	$2,205	-1586.3%	0.8%	-0.1%

Total other income (expense), net, increased $2.2 million to total other income of $2.1 million for the year ended December 31, 2017 from a total other expense of $0.1 million for the year ended December 31, 2016. The increase was primarily due to the $1.6 million increase in other income related to foreign currency gains arising from increased transactions in Euros at a higher Euro exchange rate to the U.S. dollar as well as the $0.6 million increase in interest income on cash equivalents and marketable securities.

Income tax expense

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Income tax expense	$8,654	$2,206	$6,448	292.3%	3.5%	1.1%
Effective income tax rate	29.2%	9.7%

Income tax expense increased $6.4 million for the year ended December 31, 2017 from the year ended December 31, 2016, or an increase of 292.3% from the comparative period. The increase was primarily due to the non-cash income tax provision expense of $7.6 million related to the impact of changes in the tax rate associated with the TCJA, primarily on remeasurement of our U.S. noncurrent deferred tax assets, as well as the 30.5% increase in income before provision for income taxes.

Our effective tax rate in 2017 increased compared to 2016, mostly due to the TCJA, partially offset by an increase in the tax rate benefit from stock-based compensation compared to 2016.  In 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $9.9 million and our effective tax rate by 33.5%, as compared to the tax rate without such benefits. For comparison, in 2016, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $6.0 million and our effective tax rate by 26.6%, as compared to the tax rate without such benefits.

The accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the deductions taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting. We recognize excess tax benefits on a discrete basis and we anticipate our effective tax rate will vary from year-to-year depending on our stock price in each period.

Net income

	Years ended December 31,		Change 2017 vs. 2016		% of Revenue
(amounts in thousands)	2017	2016	$	%	2017	2016
Net income	$21,002	$20,519	$483	2.4%	8.4%	10.1%

Net income increased $0.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net income was primarily related to the increase in revenues of 23.0% and improved gross margin, partially offset by the net charge of $7.6 million related to the TCJA.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, we have previously seen lower international revenue in the third quarter due to reduced economic activity in Europe in the summer months, but this trend did not continue in 2017. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

The following tables set forth our unaudited quarterly consolidated statements of comprehensive income data for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.  This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.  The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2017	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$52,500	$64,121	$69,030	$63,787
Gross profit	25,744	31,567	33,170	30,756
Income before provision (benefit) for income taxes	5,879	9,166	8,817	5,794
Provision (benefit) for income taxes	(53)	828	1,479	6,400
Net income (loss)	5,932	8,338	7,338	(606)
Net income (loss) per share attributable to
common stockholders:
Basic	$0.29	$0.40	$0.35	$(0.03)
Diluted	$0.27	$0.38	$0.33	$(0.03)
Weighted-average number of shares used in
calculating net income (loss) per share attributable
to common stockholders:
Basic common shares	20,489,532	20,622,320	20,753,789	20,869,589
Diluted common shares	21,579,721	21,848,359	21,998,660	22,167,358

(amounts in thousands, except share and per share amounts)
Quarterly Results 2016	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$42,989	$54,567	$54,422	$50,851
Gross profit	21,279	26,215	25,128	24,688
Income before provision for income taxes	3,400	8,042	5,449	5,834
Provision for income taxes	879	550	203	574
Net income	2,521	7,492	5,246	5,260
Net income per share attributable to
common stockholders:
Basic	$0.13	$0.38	$0.26	$0.26
Diluted	$0.12	$0.36	$0.25	$0.25
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,827,669	19,972,395	20,157,688	20,310,857
Diluted common shares	20,840,367	20,997,429	21,182,587	21,362,513

Comparison of years ended December 31, 2016 and 2015

Revenue

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales revenue	$168,170	$113,625	$54,545	48.0%	82.9%	71.5%
Rental revenue	34,659	45,380	(10,721)	-23.6%	17.1%	28.5%
Total revenue	$202,829	$159,005	$43,824	27.6%	100.0%	100.0%

Sales revenue increased $54.5 million for the year ended December 31, 2016 from the year ended December 31, 2015, or an increase of 48.0% over the comparable year. The increase was primarily attributable to a 35,400-unit increase in the number of oxygen systems sold. We sold 92,000 oxygen systems during the year ended December 31, 2016, or an increase of 62.5% over the comparable year.  The increase in the number of systems sold resulted mainly from an increase in worldwide business-to-business sales primarily due to traditional HME purchases and continued strong private label demand, as well as an increase in direct-to-consumer sales in the United States primarily due to increased sales and marketing efforts.

Rental revenue decreased $10.7 million for the year ended December 31, 2016 from the year ended December 31, 2015, or a decrease of 23.6% from the comparable year. The decrease in rental revenue was primarily related to the declines in Medicare reimbursement rates that took effect in the first and third quarters of 2016, declines in private-payor rates which decreased reimbursements in response to lower Medicare rates, a continued focus on sales versus rentals, and an increase in provision for rental revenue adjustments, partially offset by certain Medicare reimbursement rates effective in the fourth quarter of 2016 which contributed an incremental benefit of $2.0 million of rental revenue.

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

Cost of revenue and gross profit

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Cost of sales revenue	$85,154	$61,553	$23,601	38.3%	42.0%	38.7%
Cost of rental revenue	20,365	21,194	(829)	-3.9%	10.0%	13.3%
Total cost of revenue	$105,519	$82,747	$22,772	27.5%	52.0%	52.0%

Gross profit - sales revenue	$83,016	$52,072	$30,944	59.4%	40.9%	32.8%
Gross profit - rental revenue	14,294	24,186	(9,892)	-40.9%	7.1%	15.2%
Total gross profit	$97,310	$76,258	$21,052	27.6%	48.0%	48.0%

Gross margin percentage - sales revenue	49.4%	45.8%
Gross margin percentage- rental revenue	41.2%	53.3%
Total gross margin percentage	48.0%	48.0%

The cost of sales revenue increased $23.6 million for the year ended December 31, 2016 from the year ended December 31, 2015, or an increase of 38.3% over the comparable year.  The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and increased volumes.

The cost of rental revenue decreased $0.8 million for the year ended December 31, 2016 from the year ended December 31, 2015, or a decrease of 3.9% from the comparable year. The decrease in cost of rental revenue was primarily attributable to a decrease of depreciation expense and logistics costs per patient on service. Cost of rental revenue included $11.4 million of rental asset depreciation for the year ended December 31, 2016 and $12.0 million for the year ended December 31, 2015.

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

Rental revenue gross margin percentage decreased to 41.2% for the year ended December 31, 2016 from 53.3% for the year ended December 31, 2015, primarily due to lower net revenue per rental patient resulting from the reimbursement reductions and increased provisions for rental revenue adjustments, partially offset by the $2.0 million benefit from the Cures Act and lower cost of rental revenues associated with lower depreciation and servicing costs per patient.

Research and development expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Research and development expense	$5,113	$4,180	$933	22.3%	2.5%	2.6%

Research and development expense increased $0.9 million for the year ended December 31, 2016 from the year ended December 31, 2015, or an increase of 22.3% over the prior year. The increase was primarily attributable to a $0.8 million increase in personnel-related expenses and product development expenses for engineering projects.

Sales and marketing expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Sales and marketing expense	$37,540	$31,369	$6,171	19.7%	18.5%	19.7%

Sales and marketing expense increased $6.2 million for the year ended December 31, 2016 from the year ended December 31, 2015, or an increase of 19.7% over the comparable year. The increase was primarily attributable to $3.2 million of sales and marketing personnel-related expenses as a result of increased headcount to support the growth of our business (which included $1.4 million of wages, benefits and payroll tax expense, $1.4 million of commissions expense and $0.3 million of stock compensation expense), $1.4 million of additional media/printing expenses, $0.8 million in credit card processing fees and $0.6 million for dues, fees, and license costs. In the year ended 2016, we spent $6.2 million in media and advertising costs compared to $4.7 million in the comparative period in 2015.

General and administrative expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
General and administrative expense	$31,793	$25,658	$6,135	23.9%	15.7%	16.1%

General and administrative expense increased $6.1 million for the year ended December 31, 2016 from the year ended December 31, 2015, or an increase of 23.9% over the comparable year. The increase was primarily attributable to $5.7 million of personnel-related expenses as a result of increased headcount in executive administration, billing, finance, information technology, human resources and compliance (which included an additional $3.0 million of stock compensation expense, $2.0 million of wages, benefits and payroll tax expense, and $0.7 million of bonus expense), $1.7 million of patent defense costs, and $0.9 million of bad debt expense primarily related to our rental receivables. These increases were partially offset by decreases of $1.5 million in audit, tax and legal fees (primarily due to the audit committee investigation expense and the related class action lawsuit costs of $1.8 million in the first half of 2015), $0.8 million of outside services, $0.3 million in net proceeds from the sale of former rental assets and $0.2 million of depreciation expense. Bad debt expense, expressed as a percentage of total revenue, was 1.8% and 1.7% in the years ended December 31, 2016 and 2015, respectively.

Other income (expense), net

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Interest expense	$(6)	$(22)	$16	-72.7%	—	—
Interest income	196	102	94	92.2%	0.1%	0.1%
Other expense	(329)	(404)	75	-18.6%	-0.2%	-0.3%
Total other expense, net	$(139)	$(324)	$185	-57.1%	-0.1%	-0.2%

Total other expense, net, decreased $0.2 million for the year ended December 31, 2016 from the year ended December 31, 2015, or a decrease of 57.1% from the comparable year. The decrease in total expense was primarily due to the increase in interest income on cash equivalents and marketable securities and the decrease in foreign currency losses arising from increased transactions in Euros.

Income tax expense

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Income tax expense	$2,206	$3,142	$(936)	-29.8%	1.1%	2.0%
Effective income tax rate	9.7%	21.3%

Income tax expense decreased $0.9 million for the year ended December 31, 2016 from the year ended December 31, 2015, or a decrease of 29.8% from the comparable year. The decrease in provision for income taxes for the year ended December 31, 2016 compared to the prior year period was primarily attributable to excess benefits recognized in income tax expense resulting from the adoption of ASU 2016-09, which simplifies the accounting for share-based payment transactions, partially offset by higher pre-tax net income. The impact of the adoption was favorable for 2016; the adoption led to a decrease in provision for income taxes of $6.0 million in 2016.  In 2015, the income tax expense included $1.6 million in reductions in our valuation allowance related to California net operating losses and benefits associated with federal research and development tax credits.

Net income

	Years ended December 31,		Change 2016 vs. 2015		% of Revenue
(amounts in thousands)	2016	2015	$	%	2016	2015
Net income	$20,519	$11,585	$8,934	77.1%	10.1%	7.3%

Net income increased $8.9 million for the year ended December 31, 2016 from for the year ended December 31, 2015, or an increase of 77.1% over the comparable year. The increase in net income was primarily related to the increase in revenues of 27.6% over the prior year period, improved operating expense leverage over the prior year period, and a lower effective tax rate.  The lower effective tax rate for the year ended December 31, 2016 was primarily driven by the adoption of ASU 2016-09 that led to a decrease in provision for income taxes of $6.0 million.  The effective tax rate for the year ended December 31, 2015 was also impacted by $1.6 million in tax benefit adjustments related to a decrease in the valuation allowance related to California net operating losses.

The following tables set forth our unaudited quarterly statements of income data for each of the eight quarters in the period ended December 31, 2016.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2016	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$42,989	$54,567	$54,422	$50,851
Gross profit	21,279	26,215	25,128	24,688
Income before provision for income taxes	3,400	8,042	5,449	5,834
Provision for income taxes	879	550	203	574
Net income	2,521	7,492	5,246	5,260
Net income per share attributable to
common stockholders:
Basic	$0.13	$0.38	$0.26	$0.26
Diluted	$0.12	$0.36	$0.25	$0.25
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,827,669	19,972,395	20,157,688	20,310,857
Diluted common shares	20,840,367	20,997,429	21,182,587	21,362,513

(amounts in thousands, except share and per share amounts)
Quarterly Results 2015	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$33,752	$44,029	$40,778	$40,446
Gross profit	16,023	20,822	19,375	20,038
Income before provision (benefit) for income taxes	2,418	5,314	3,678	3,317
Provision (benefit) for income taxes	846	1,855	982	(541)
Net income	1,572	3,459	2,696	3,858
Net income per share attributable to
common stockholders:
Basic	$0.08	$0.18	$0.14	$0.20
Diluted	$0.08	$0.17	$0.13	$0.19
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,167,585	19,310,064	19,428,653	19,689,662
Diluted common shares	20,562,040	20,672,414	20,783,550	20,812,773

Liquidity and capital resources

As of December 31, 2017, we had cash and cash equivalents of $143.0 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $31.0 million in available-for-sale certificates of deposits, corporate bonds, agency mortgage-backed securities and U.S. Treasury securities, which had maturities greater than three months that were classified as marketable securities. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $25.7 million from proceeds related to stock option exercises and our employee stock purchase plan. For the years ended December 31, 2017 and December 31, 2016, we received $14.0 million and $8.0 million, respectively, in proceeds related to these stock programs.

In November 2014, we secured a primary banking relationship that provided access to a $15.0 million working capital revolving line of credit and treasury and cash management services through commercial banking with JPMorgan Chase Bank. This agreement was a three-year working capital revolving line of credit which replaced the previous loan facility we maintained with Comerica Bank. The revolving line of credit expired on November 7, 2017, and we currently have no credit facility in place.

Our principal uses of cash in the year ended December 31, 2017 consisted of the funding of our capital expenditures including additional rental equipment, intangible assets, and other property, plant and equipment of $10.2 million; net purchases of available-for-sale investments of $9.9 million; and net payment of $4.5 million for the acquisition of MedSupport. The uses of cash were partially offset by $0.2 million of gross proceeds received from the sale of former rental assets. We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; reimbursement from Medicare, and secondarily, from private payors; the cost associated with litigation or disputes relating to intellectual property rights or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2017	2016	2015
Cash provided by operating activities	$60,494	$31,034	$38,161
Cash used in investing activities	(24,430)	(11,927)	(29,305)
Cash provided by financing activities	14,004	7,714	381
Effect of exchange rates on cash	34	(76)	33
Net increase in cash and cash equivalents	$50,102	$26,745	$9,270

(amounts in thousands)	December 31,
Working capital	2017	2016
Cash and cash equivalents	$142,953	$92,851
Marketable securities	30,991	21,033
Accounts receivable, net	31,444	30,828
Inventories, net	18,842	14,343
Deferred cost of revenue	361	398
Income tax receivable	1,313	433
Prepaid expenses and other current assets	2,584	1,659
Total current assets	228,488	161,545

Accounts payable and accrued expenses	20,626	12,795
Accrued payroll	6,877	6,123
Warranty reserve-current	2,505	1,688
Deferred revenue-current	3,533	2,239
Income tax payable	345	—
Total current liabilities	33,886	22,845

Net working capital	$194,602	$138,700

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased sales, improving product mix and lower costs of revenues.

Net cash provided by operating activities for the year ended December 31, 2017 consisted primarily of our net income of $21.0 million and non-cash expense items such as provision for sales returns and doubtful accounts of $13.8 million, depreciation of our equipment and leasehold improvements and amortization of our intangibles of $12.3 million, stock-based compensation expense of $9.6 million, provision for rental revenue adjustments of $5.1 million, deferred income tax of $7.9 million and loss on disposal of rental equipment and other fixed assets of $1.1 million. The net changes in operating assets and liabilities resulted in a net use of cash of $10.6 million.

Net cash provided by operating activities for the year ended December 31, 2016 consisted primarily of our net income of $20.5 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $13.6 million, provision for sales returns and doubtful accounts of $11.1 million, provision for rental revenue adjustments of $10.8 million, stock-based compensation expense of $7.3 million, and loss on disposal of rental equipment and other fixed assets of $1.2 million which was partially offset by a gain on sale of former assets of $0.3 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $34.3 million.

Net cash provided by operating activities for the year ended December 31, 2015 consisted primarily of our net income of $11.6 million and non-cash expense items such as depreciation and amortization of our equipment and leasehold improvements of $14.0 million, provision for rental revenue adjustments of $8.5 million, deferred tax assets of $4.8 million, provision for sales returns of $4.9 million, stock-based compensation expense of $3.6 million, provision for doubtful accounts of $2.7 million and loss on disposal of rental units of $1.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $14.9 million.

Investing activities

Net cash used in investing activities for each of the periods presented primarily included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of available-for-sale investments. In addition, cash used in investing activities for the current period included net payment for our acquisition in May 2017.

For the year ended December 31, 2017, we had $46.9 million of purchases that we invested in available-for-sale certificates of deposits, corporate bonds, agency mortgage-backed securities, and U.S. treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $37.0 million in maturities of available-for-sale investments. In addition, we invested $10.2 million in the production and purchase of rental assets, intangibles assets and other property, equipment, leasehold improvements, and acquired MedSupport for a net cash payment of $4.5 million, partially offset by gross proceeds from the sale of former assets of $0.2 million.

For the year ended December 31, 2016, we had $33.1 million of purchases that we invested in available-for-sale certificates of deposits and corporate bonds with maturities greater than three months that were classified as marketable securities, partially offset by $28.8 million in maturities of available-for-sale investments. In addition, we invested $8.0 million in rental assets and other property, equipment, leasehold improvements, and intangible assets partially offset from gross proceeds by the sale of former assets of $0.4 million.

For the year ended December 31, 2015, we invested $36.6 million primarily in available-for-sale certificates of deposits with maturities greater than three months that were classified as marketable securities, partially offset by $19.8 million in maturities of available-for-sale investments. In addition, we invested $10.2 million in rental assets and $2.2 million in other property, equipment, and leasehold improvements.

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

For the year ended December 31, 2017, net cash provided by financing activities consisted of $14.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

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

Current assets increased $66.9 million during the year ended December 31, 2017 from December 31, 2016 primarily due to an increase in cash, cash equivalents and marketable securities of $60.1 million driven by strong cash flows from operations as well as increases of $4.5 million in net inventories, $0.9 million in income tax receivable, $0.9 million in prepaid expenses and other current assets and $0.6 million in net accounts receivable.

Gross accounts receivable decreased $4.7 million during the year ended December 31, 2017 from December 31, 2016, primarily due to a decrease in gross rental accounts receivable balances of $13.6 million, partially offset by an increase in gross business-to-business accounts receivable and other receivables balance of $8.9 million primarily as a result of higher sales in the year ended December 31, 2017 versus the year ended December 31, 2016 where total revenues were $249.4 million and $202.8 million, respectively, and due to extended terms for one business-to-business customer.  Allowances on accounts receivable declined $5.3 million during the year ended December 31, 2017 from December 31, 2016 primarily due to a decline in the allowance for rental revenue adjustments of $5.1 million from the comparative consolidated balance sheet date as a result in the decline in gross rental accounts receivable balances and improved aging of those receivables.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $11.0 million during the year ended December 31, 2017 from December 31, 2016, primarily due to an increase in accounts payable and accrued expenses of $7.8 million mainly caused by the timing of payments for inventory as well as increases in deferred revenue of $1.3 million, warranty reserve of $0.8 million, $0.8 million of accrued payroll and $0.3 million of income tax payable.

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2017 was $60.5 million compared to $31.0 million in the year ended December 31, 2016. As of December 31, 2017, we had cash and cash equivalents of $143.0 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year-to-year and, as a result, our cash flows from customer collections have increased as have our profits. As a result, our cash provided by operating activities has increased over time and now is a significant source of capital to the business, which we expect to continue in the future.

Due to the portion of our business that drives rental revenue, which needs continuing asset deployments to net new patients and replacement equipment to existing patients, our cash used in investing activities has increased over time. We expect our cash requirements for investing activities to increase in the future as we increase our rental patient base and deploy rental assets to new and existing patients.

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

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and non-GAAP net income, are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation. Non-GAAP net income, which we previously referred to as “Adjusted Net Income,” excludes certain tax benefit adjustments. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA and non-GAAP net income to our net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and non-GAAP net income should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA and non-GAAP net income in the same manner as we calculate these measures.

We include EBITDA, Adjusted EBITDA and non-GAAP net income in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and non-GAAP net income as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of stock-based compensation expense. Because EBITDA, Adjusted EBITDA and non-GAAP net income facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and non-GAAP net income for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and non-GAAP net income and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital equipment or other contractual commitments;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect capital expenditure requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	non-GAAP net income does not reflect the tax benefits adjustments recorded based on U.S. GAAP; and
•	other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA and non-GAAP net income measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA, Adjusted EBITDA and non-GAAP net income, you should be aware that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA, Adjusted EBITDA and non-GAAP net income should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and non-GAAP net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2017	2016	2015
Net income	$21,002	$20,519	$11,585
Non-GAAP adjustments:
Interest expense	—	6	22
Interest income	(765)	(196)	(102)
Provision for income taxes	8,654	2,206	3,142
Depreciation and amortization	12,302	13,558	14,012
EBITDA (non-GAAP)	41,193	36,093	28,659
Stock-based compensation	9,640	7,294	3,640
Adjusted EBITDA (non-GAAP)	$50,833	$43,387	$32,299

(amounts in thousands)	Years ended December 31,
Non-GAAP net income	2017	2016	2015
Net income	$21,002	$20,519	$11,585
Non-GAAP adjustments:
Tax benefit adjustments(1)	—	—	(1,570)
2017 U.S. tax reform (TCJA)(2)	7,578	—	—
Non-GAAP net income	$28,580	$20,519	$10,015

(1)	Tax benefit adjustments related to the release and adjustment of the valuation allowances associated with the net operating loss carryforwards for the year ended December 31, 2015.
(2)

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect us. During the fourth quarter of 2017, we recorded an estimated one-time net charge due to the impact of changes in the tax rate, primarily on deferred tax assets.

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2017.

	Payments due by period
Contractual Obligations		Less than	1-3	3-5	More than
(amounts in thousands)	Total	1 year	years	years	5 years
Operating leases - properties (1)	$6,538	$1,487	$3,652	$1,399	$—
Operating leases - equipment and other (2)	275	67	162	46	—
Purchase obligations (3)	51,090	49,478	1,612	—	—
Total	$57,903	$51,032	$5,426	$1,445	$—

(1)

We lease manufacturing and office space in Richardson, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO and Middleburg Heights, OH, Cleveland, OH and Breukelen, Netherlands with terms that expire between 2018 and 2024.

(2)	This consists of miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2019 and 2023.
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

As of December 31, 2017, we had noncurrent deferred tax liabilities of $0.3 million which were netted in noncurrent deferred tax assets on the balance sheet. Additionally, as of December 31, 2017, we had gross unrecognized tax benefits of $1.1 million. The table does not include any payments related to liabilities recorded for uncertain tax positions as we cannot make a reasonably reliable estimate as to the timing of any other payments. See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonable assured. Revenue from product sales is generally recognized upon shipment of the product but is deferred if risk of loss and ownership has not yet transferred to the customer. Provisions for estimated returns are made at the time of shipment. Provisions for warranty obligations, which are included in cost of sales revenue, are also provided for at the time of shipment.

Accruals for estimated warranty expenses are made at the time that the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of revenue could be adversely affected in future periods. The provisions for estimated returns and warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. We had accrued $6.2 million, $3.5 million and $2.0 million to provide for future warranty costs at December 31, 2017, 2016 and 2015, respectively.

Revenue from the sale of former rental assets is generally recognized upon shipment but is deferred if risk of loss and ownership has not yet transferred to the customer; when collectability is reasonably assured; and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in general and administrative expense.

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

Inventory and rental asset valuation

Inventory consists of raw materials, certain component parts to be used in manufacturing our products and finished goods. Inventory is stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor, and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. We record adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The business environment in which we operate is subject to changes in technology and customer demand. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets.

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

Accounts receivable and allowance for bad debts, returns, and adjustments

Accounts receivable are customer obligations due under normal sales and rental terms. We perform credit evaluations of our customers’ financial condition and generally do not require collateral. The allowance for doubtful accounts is maintained at a level that, in our opinion, is adequate to absorb potential losses related to accounts receivable and is based upon our continuous evaluation of the collectability of outstanding balances. Our evaluation takes into consideration such factors as past bad debt experience, economic conditions and information about specific receivables. Our evaluation also considers the age and composition of the outstanding amount in determining their net realizable value.

The allowance for doubtful accounts is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. This allowance is increased by bad debt provisions charged to bad debt expense, net of recoveries, in operating expense and is reduced by direct write-offs.

We do not allow returns from business-to-business customers for reasons not covered under our standard warranty. Therefore, provision for sales returns applies primarily to direct-to-consumer sales. This reserve is calculated based on actual historical return rates under our 30-day return program and is applied to the related sales revenue for the last month of the quarter reported.

We also record an allowance for rental revenue adjustments, which is recorded as a reduction of rental revenue and net rental accounts receivable balances. These adjustments result from contractual adjustments, including untimely claims filings, or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The allowance is based on historical revenue adjustments as a percentage of rental revenue billed and unbilled during the related period.

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

As of December 31, 2017 and December 31, 2016, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1.5 million and $7.5 million, respectively. The reduction in unbilled receivables is due to the reduction in reimbursement rates and patients on services, a reduction in Cures Act balances outstanding from $2.0 million as of December 31, 2016 to $0.1 million as of December 31, 2017 and decreased patient balances with paperwork delays. These balances reflect gross unbilled rental receivables prior to any allowances for adjustments and write-offs.  We consistently apply our allowance estimation methodology from period-to-period. Our best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, we adjust our assumptions accordingly to change our estimate of the allowance.

Income taxes

We account for income taxes in accordance with ASC 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

On December 22, 2017, TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, expensing of capital expenditures, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, and limitations on the deductibility of certain executive compensation and other deductions. We are required to recognize the effect of the tax law changes in the period of enactment, including the transition tax, re-measuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. During the fourth quarter of 2017, we recorded a provisional net charge of $7,578 related to the TCJA due to the remeasurement of the deferred taxes.  The one-time transition tax on the mandatory deemed repatriation of foreign earnings was determined to be immaterial.

We operate in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2014 for U.S. federal and 2013 to 2014 for various U.S. state tax purposes. However, the net operating loss (NOL) generated on our federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2017, we had $29.9 million and $5.7 million of federal and state NOL carryforwards, respectively, that begin to expire in 2023 and 2028 for federal and state purposes, respectively, if not utilized. As of December 31, 2017, we had federal and California research and development credit carryforward of $2.2 million and $2.2 million, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Our existing NOLs and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and if we undergo one or more future ownership changes, our ability to utilize these carryforwards could be further limited.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. During the year ended December 31, 2017, management released $0.8 million of its valuation allowance that had been established against California NOLs that expired during the year.

As of December 31, 2017 and 2016, we were able to determine that, based upon future projections of income, it is more likely than not that all of our federal NOLs will be utilized before they expire. However, we determined that it is more likely than not that some of our California NOLs will expire unused and therefore we have a valuation allowance of $0.8 million relating to these NOLs as of December 31, 2016. In the current period, we released (or reversed) $0.8 million of the California NOLs valuation allowance due to expiration of California NOLs and changes in estimates of future projections of income.

Recent accounting pronouncements

Refer to Note 1 – Summary of significant accounting policies of the Notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further discussion.

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

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $143.0 million as of December 31, 2017, which consisted of highly-liquid investments with a maturity of three months or less, and $31.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income.  We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2017 and December 31, 2016. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected as of December 31, 2017 or December 31, 2016.

As of December 31, 2017, we had no credit facility in place. If overall interest rates had increased by 1.00% (100 basis points) during the periods presented, our interest expense would not have been affected.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport with net assets denominated in Euros in the second quarter of 2017. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2017 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.0 million decline in revenue for 2017. We designate these forward contracts as cash flow hedges for accounting purposes.  The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

Report of independent registered public accounting firm

Board of Directors and Stockholders of

Inogen, Inc.

Goleta, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc., and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2018

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

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Thursday, May 10, 2018, at our corporate headquarters located at 326 Bollay Drive, Goleta, California 93117.  Holders of record at the close of business on Friday, March 16, 2018 will be entitled to vote at the meeting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The consolidated financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

See Schedule II – Valuation and Qualifying Accounts and Reserves included herein.

All other schedules have been omitted because the information either has been shown in the financial statements or notes thereto or is not applicable or required under this section.

(b)	Exhibits

Exhibits are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference. Refer to Exhibit Index included herein.

Inogen, Inc.

Index to Financial Statements

and Financial Statement Schedule

Report of independent registered public accounting firm

Board of Directors and Stockholders of

Inogen, Inc.

Goleta, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2018

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$142,953	$92,851
Marketable securities	30,991	21,033
Accounts receivable, net	31,444	30,828
Inventories, net	18,842	14,343
Deferred cost of revenue	361	398
Income tax receivable	1,313	433
Prepaid expenses and other current assets	2,584	1,659
Total current assets	228,488	161,545
Property and equipment
Rental equipment, net	49,349	54,582
Manufacturing equipment and tooling	6,858	6,133
Computer equipment and software	5,484	4,705
Furniture and equipment	746	779
Leasehold improvements	1,598	816
Land and building	125	125
Construction in process	408	75
Total property and equipment	64,568	67,215
Less accumulated depreciation	(44,465)	(42,016)
Property and equipment, net	20,103	25,199
Goodwill	2,363	—
Intangible assets, net	4,717	241
Deferred tax asset - noncurrent	18,636	26,654
Other assets	765	410
Total assets	$275,072	$214,049

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2017	2016
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$20,626	$12,795
Accrued payroll	6,877	6,123
Warranty reserve - current	2,505	1,688
Deferred revenue - current	3,533	2,239
Income tax payable	345	—
Total current liabilities	33,886	22,845
Long-term liabilities
Warranty reserve - noncurrent	3,666	1,792
Deferred revenue - noncurrent	9,402	7,042
Deferred tax liability - noncurrent	348	—
Other noncurrent liabilities	729	282
Total liabilities	48,031	31,961
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 20,976,350 and
20,389,860 shares issued and outstanding as of December 31, 2017 and 2016, respectively	21	20
Additional paid-in capital	218,109	194,466
Retained earnings (accumulated deficit)	8,639	(12,363)
Accumulated other comprehensive income (loss)	272	(35)
Total stockholders' equity	227,041	182,088
Total liabilities and stockholders' equity	$275,072	$214,049

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(amounts in thousands, except share and per share amounts)

	Years ended December 31,
	2017	2016	2015
Revenue
Sales revenue	$225,492	$168,170	$113,625
Rental revenue	23,946	34,659	45,380
Total revenue	249,438	202,829	159,005
Cost of revenue
Cost of sales revenue	110,163	85,154	61,553
Cost of rental revenue, including depreciation of $9,835, $11,429 and
$11,965, respectively	18,038	20,365	21,194
Total cost of revenue	128,201	105,519	82,747
Gross profit
Gross profit-sales revenue	115,329	83,016	52,072
Gross profit-rental revenue	5,908	14,294	24,186
Total gross profit	121,237	97,310	76,258
Operating expense
Research and development	5,313	5,113	4,180
Sales and marketing	50,758	37,540	31,369
General and administrative	37,576	31,793	25,658
Total operating expense	93,647	74,446	61,207
Income from operations	27,590	22,864	15,051
Other income (expense)
Interest expense	—	(6)	(22)
Interest income	765	196	102
Other income (expense)	1,301	(329)	(404)
Total other income (expense), net	2,066	(139)	(324)
Income before provision for income taxes	29,656	22,725	14,727
Provision for income taxes	8,654	2,206	3,142
Net income	21,002	20,519	11,585
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	363	—	—
Change in net unrealized gains (losses) on foreign currency hedging	(567)	55	(14)
Less: reclassification adjustment for net (gains) losses included in net income	446	6	—
Total net change in unrealized gains (losses) on foreign currency hedging	(121)	61	(14)
Change in net unrealized gains (losses) on available-for-sale investments	65	(59)	(23)
Total other comprehensive income (loss), net of tax	307	2	(37)
Comprehensive income	$21,309	$20,521	$11,548

Basic net income per share attributable to common stockholders (Note 2)	$1.02	$1.02	$0.60
Diluted net income per share attributable to common stockholders (Note 2)	$0.96	$0.97	$0.56
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	20,683,807	20,067,152	19,398,991
Diluted common shares	21,897,988	21,095,867	20,708,170

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2014	19,059,364	$19	$174,824	$(56,693)	$—	$118,150
Stock-based compensation	—	—	3,640	—	—	3,640
Employee stock purchases	31,106	—	701	—	—	701
Stock options exercised	676,715	1	1,614	—	—	1,615
Warrants exercised - common	15,218	—	5	—	—	5
Excess tax benefits from stock-based
compensation arrangements	—	—	(1,641)	—	—	(1,641)
Net income	—	—	—	11,585	—	11,585
Other comprehensive loss	—	—	—	—	(37)	(37)
Balance, December 31, 2015	19,782,403	20	179,143	(45,108)	(37)	134,018
Cumulative effect of change
in accounting principle	—	—	—	12,226	—	12,226
Stock-based compensation	—	—	7,294	—	—	7,294
Employee stock purchases	37,378	—	1,055	—	—	1,055
Stock options exercised	570,079	—	6,974	—	—	6,974
Net income	—	—	—	20,519	—	20,519
Other comprehensive income	—	—	—	—	2	2
Balance, December 31, 2016	20,389,860	20	194,466	(12,363)	(35)	182,088
Stock-based compensation	—	—	9,640	—	—	9,640
Employee stock purchases	24,523	—	1,379	—	—	1,379
Stock options exercised	561,967	1	12,624	—	—	12,625
Net income	—	—	—	21,002	—	21,002
Other comprehensive income	—	—	—	—	307	307
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$21,002	$20,519	$11,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,302	13,558	14,012
Loss on rental units and other fixed assets	1,136	1,202	1,214
Gain on sale of former rental assets	(64)	(272)	—
Provision for sales returns and doubtful accounts	13,773	11,082	7,598
Provision for rental revenue adjustments	5,057	10,777	8,543
Provision for inventory obsolescence and other inventory losses	340	133	89
Stock-based compensation expense	9,640	7,294	3,640
Deferred income taxes	7,947	1,036	4,760
Excess tax benefits from stock-based compensation arrangements	—	—	1,641
Changes in operating assets and liabilities:
Accounts receivable	(18,263)	(32,738)	(16,699)
Inventories	(5,894)	(7,458)	(2,570)
Deferred cost of revenue	37	(1)	118
Income tax receivable	(875)	1,725	(1,670)
Prepaid expenses and other current assets	(819)	(789)	252
Accounts payable and accrued expenses	7,438	(86)	1,582
Accrued payroll	722	852	1,205
Warranty reserve	2,689	1,507	858
Deferred revenue	3,654	2,759	2,030
Income tax payable	225	(11)	11
Other noncurrent liabilities	447	(55)	(38)
Net cash provided by operating activities	60,494	31,034	38,161
Cash flows from investing activities
Purchases of available-for-sale investments	(46,933)	(33,142)	(36,626)
Maturities of available-for-sale investments	37,041	28,843	19,810
Investment in intangible assets	(3,316)	(113)	(45)
Investment in property and equipment	(2,914)	(1,718)	(2,208)
Production and purchase of rental equipment	(3,997)	(6,185)	(10,236)
Proceeds from sale of former assets	183	388	—
Payment for acquisition, net of cash acquired	(4,494)	—	—
Net cash used in investing activities	(24,430)	(11,927)	(29,305)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years ended December 31,
Cash flows from financing activities	2017	2016	2015
Proceeds from redeemable convertible preferred stock warrants and common stock warrants exercised	—	—	5
Proceeds from stock options exercised	12,625	6,974	1,615
Proceeds from employee stock purchases	1,379	1,055	701
Repayment of debt from investment in intangible assets	—	(315)	(299)
Excess tax benefits from stock-based compensation arrangements	—	—	(1,641)
Net cash provided by financing activities	14,004	7,714	381
Effect of exchange rates on cash	34	(76)	33
Net increase in cash and cash equivalents	50,102	26,745	9,270
Cash and cash equivalents, beginning of period	92,851	66,106	56,836
Cash and cash equivalents, end of period	$142,953	$92,851	$66,106

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$10	$26
Cash paid (received) during the period for income taxes, net of refunds received	1,267	(447)	19
Supplemental disclosures of non-cash transactions
Property and equipment in account payable and accrued liabilities	70	—	—

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Notes to the Consolidated Financial Statements

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2016. The Company estimates based on 2016 Medicare data that the number of patients using portable oxygen concentrators represented approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. Based on 2016 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009 following its acquisition of Comfort Life Medical Supply, LLC, which had an active Medicare billing number but few other assets and limited business activities, the Company has directly sold or rented more than 362,000 of its Inogen oxygen concentrators as of December 31, 2017.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. The Company owns all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of the Company.

On May 4, 2017, the Company, through its wholly owned subsidiary, Inogen Europe Holding B.V., acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) for approximately $5,831 comprised of $5,779 of cash paid at closing and net working capital adjustments of approximately $52 paid in the fourth quarter of 2017.  In aggregate, $1,337 was cash acquired, $1,529 was attributed to intangible assets, $2,154 was attributed to goodwill, and $811 was attributed to net assets assumed.  MedSupport is engaged in the business of importing and distributing medical devices throughout Europe.  The acquisition allows the Company to add a European customer support and repair site in the Netherlands and is currently operating as Inogen Europe B.V. Goodwill associated with this acquisition is not deductible for tax purposes in the Netherlands. Acquisition expenses of approximately $370 were expensed in 2017 and classified within general and administrative expense.   Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Accounting estimates

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

Sales revenue

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from product sales is generally recognized upon shipment of the product but is deferred if risk of loss and ownership has not yet transferred to the customer. Provisions for estimated returns are made at the time revenue is recognized. Provisions for standard warranty obligations, which are included in cost of sales revenue on the Consolidated Statements of Comprehensive Income, are also provided for at the time revenue is recognized.

Revenue from the sale of the Company’s services is recognized when no significant obligations remain undelivered and collection of the receivables is reasonably assured. Other revenue from sale of replacement parts and non-warranty repair services is recognized when product is shipped to customers.

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated returns and warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. The Company’s accrued warranty liability was $6,171 and $3,480 for future warranty costs as of December 31, 2017 and December 31, 2016, respectively.

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

The revenue is allocated to the two deliverables on a relative selling price method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the selling price for that deliverable as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. A significant estimate used to calculate the price and expense of lifetime warranties is the average life expectancy of oxygen therapy patients. Based on clinical studies, the Company estimates that 60% of its patients will succumb to their disease within three years of initial diagnosis.

Given the approximate mortality rate of 20% per year, the Company estimates on average its patients will succumb to their disease within five years of initial diagnosis. The Company has taken into consideration that when patients decide to buy an Inogen portable oxygen concentrator with a lifetime warranty, they typically have already been on oxygen for a period of time, which can have a large impact on their life expectancy from the time the Company’s product is deployed.

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

Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the Consolidated Statements of Comprehensive Income as part of cost of sales revenue and cost of rental revenue, respectively.

Revenue from the sale of former rental assets is generally recognized upon shipment but is deferred if risk of loss and ownership has not yet transferred to the customer, when collectability is reasonably assured, and other revenue recognition criteria are met. When a rental unit is sold, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in general and administrative expense on the Consolidated Statements of Comprehensive Income.

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2017 and December 31, 2016.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	losses	Fair value	equivalents	securities
Cash	$46,237	$—	$46,237	$46,237	$—
Level 1:
Money market accounts	93,430	—	93,430	93,430	—

Level 2:
Certificates of deposit	11,010	(4)	11,006	490	10,516
Corporate bonds	20,789	(21)	20,768	2,796	17,972
Agency mortgage-backed securities	2,005	(1)	2,004	—	2,004
U.S. Treasury securities	499	—	499	—	499
Total	$173,970	$(26)	$173,944	$142,953	$30,991

	As of December 31, 2016
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	losses	Fair value	equivalents	securities
Cash	$48,533	$—	$48,533	$48,533	$—
Level 1:
Money market accounts	39,277	—	39,277	39,277	—

Level 2:
Certificates of deposit	15,904	(8)	15,896	5,041	10,855
Corporate bonds	10,200	(22)	10,178	—	10,178
Agency mortgage-backed securities	—	—	—	—	—
Total	$113,914	$(30)	$113,884	$92,851	$21,033

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 31,
(amounts in thousands)	2017
Due within one year	$30,991
Due in one year through five years	—
Total	$30,991

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) income within stockholders’ equity and are recognized in the Consolidated Statements of Comprehensive Income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the Consolidated Statements of Comprehensive Income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a payable of $66 and a receivable of $15 as of December 31, 2017 and 2016, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses) on	gains (losses)	other
	translation	available-for-	on cash	comprehensive
(amounts in thousands)	adjustments	sale investments	flow hedges	income (loss)
Balance as of December 31, 2016	$—	$(82)	$47	$(35)
Other comprehensive gain (loss)	363	65	(121)	307
Balance as of December 31, 2017	$363	$(17)	$(74)	$272

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

(amounts in thousands)	December 31,
Cash and cash equivalents	2017	2016
Cash	$46,237	$48,533
Money market accounts	93,430	39,277
Certificates of deposit	490	5,041
Corporate bonds	2,796	—
Total cash and cash equivalents	$142,953	$92,851
Marketable securities
Certificates of deposit	$10,516	$10,855
Corporate bonds	17,972	10,178
Agency mortgage-backed securities	2,004	—
U. S. Treasury securities	499	—
Total marketable securities	$30,991	$21,033

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

As of December 31, 2017 and December 31, 2016, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,470 and $7,484, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs.  The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance. For the years ended December 31, 2017 and December 31, 2016, the Company had increases of $3,442 and $3,589, respectively, in the provision for bad debt and revenue adjustments related to prior years.

Gross accounts receivable balance concentrations by major category as of December 31, 2017 and December 31, 2016 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2017		December 31, 2016
Gross accounts receivable	$	%	$	%
Medicare	$2,247	6.5%	$12,500	31.8%
Medicaid/other government	295	0.8%	617	1.6%
Private insurance	1,411	4.1%	3,475	8.8%
Patient responsibility	2,283	6.6%	3,227	8.2%
Business-to-business & other receivables (1)	28,474	82.0%	19,541	49.6%
Total gross accounts receivable	$34,710	100.0%	$39,360	100.0%

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2017 and December 31, 2016 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2017		December 31, 2016
Net accounts receivable	$	%	$	%
Medicare	$1,501	4.7%	$7,208	23.4%
Medicaid/other government	244	0.8%	410	1.3%
Private insurance	1,249	4.0%	1,832	6.0%
Patient responsibility	1,218	3.9%	2,538	8.2%
Business-to-business & other receivables (1)	27,232	86.6%	18,840	61.1%
Total net accounts receivable	$31,444	100.0%	$30,828	100.0%

(1)

Business-to business receivables included one customer with an accounts receivable balance of $10,394 and $9,791 as of December 31, 2017 and December 31, 2016, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocates up to $12,000 in coverage as of December 31, 2017 and allocated up to $9,000 in coverage as of December 31, 2016 for this customer with a $1,000 deductible and 10% retention.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable (gross accounts receivable net of allowances) by aging category by invoice due date as of December 31, 2017 and December 31, 2016.

	As of		As of
(amounts in thousands)	December 31, 2017		December 31, 2016
Net accounts receivable by aging category	$	%	$	%
Held & Unbilled	$537	1.7%	$4,163	13.5%
Aged 0-90 days	29,237	93.0%	22,634	73.4%
Aged 91-180 days	435	1.4%	1,452	4.7%
Aged 181-365 days	602	1.9%	1,801	5.9%
Aged over 365 days	633	2.0%	778	2.5%
Total net accounts receivable	$31,444	100.0%	$30,828	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2017 and December 31, 2016:

	As of		As of
(amounts in thousands)	December 31, 2017		December 31, 2016
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$1,415	4.1%	$1,869	4.7%
Rental revenue adjustments	947	2.7%	6,078	15.4%
Sales returns	904	2.6%	585	1.5%
Total allowances - accounts receivable	$3,266	9.4%	$8,532	21.6%

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has also entered into hedging relationships with a single counterparty to offset the forecasted Euro-based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct to consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for 2017 and 2016, and no single customer represented more than 10% of the Company’s total revenue for 2015. Two customers with accounts receivable balances of $10,394  and $6,459, respectively, represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2017, and one single customer with an accounts receivable balance of $9,791, represented more than 10% of the Company’s total net accounts receivable balance as of December 31, 2016.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.0%, 72.6% and 73.7% of rental revenue in 2017, 2016 and 2015, respectively, and based on total revenue was 7.0%, 12.4% and 21.0% for 2017, 2016 and 2015, respectively. Net accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $1,501 or 4.7% of total net accounts receivable as of December 31, 2017 as compared to $7,208 or 23.4% of total net accounts receivable as of December 31, 2016.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For 2017, the Company’s three major vendors accounted for 19.7%, 15.4% and 9.5%, respectively, of total raw material purchases.  For 2016, the Company’s three major vendors accounted for 21.0%, 15.6% and 8.6%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 73.5% of the non-U.S. revenue for 2017 were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
U.S. revenue	$193,919	$152,723	$123,660
Non-U.S. revenue	55,519	50,106	35,345
Total revenue	$249,438	$202,829	$159,005

Inventories

Inventories are stated at the lower of cost or market and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $644 and $314 as of December 31, 2017 and 2016, respectively, classified within other assets. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the years ended December 31, 2017, 2016 and 2015, $1,055, $1,454 and $1,449, respectively, of inventory was transferred to rental equipment and was included in the total amount of rental equipment produced and purchased on the Consolidated Statements of Cash Flows. Inventories that are considered current consist of the following:

	December 31,
(amounts in thousands)	2017	2016
Raw materials and work-in-progress	$16,324	$12,382
Finished goods	2,917	2,152
Less: reserves	(399)	(191)
Inventories	$18,842	$14,343

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the Consolidated Statements of Comprehensive Income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $2,385, $2,464 and $2,520 for the years ended December 31, 2017, 2016 and 2015, respectively.

Included within property and equipment is construction in process, primarily related to the design and engineering of tooling, jigs and other machinery.  In addition, this item also includes computer software or development costs that have been purchased but have not completed the final configuration process for implementation into the Company’s systems. These items have not been placed in service; therefore, no depreciation or amortization was recognized for these items in the respective periods.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2017, 2016 and 2015, respectively.

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
Rental equipment	$9,835	$11,429	$11,965
Other property and equipment	1,960	2,028	1,961
Total depreciation and amortization	$11,795	$13,457	$13,926

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2017 and 2016, respectively.

(amounts in thousands)	December 31,
Property and equipment	2017	2016
Rental equipment, net of allowances of $754 and $725, respectively	$49,349	$54,582
Other property and equipment	15,219	12,633
Property and equipment	64,568	67,215

Accumulated depreciation
Rental equipment	34,754	33,937
Other property and equipment	9,711	8,079
Accumulated depreciation	44,465	42,016

Property and equipment, net
Rental equipment, net of allowances of $754 and $725, respectively	14,595	20,645
Other property and equipment	5,508	4,554
Property and equipment, net	$20,103	$25,199

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of December 31, 2017 and 2016.

Goodwill

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

Loss contingencies

The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business.  The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.  Significant judgment is required to determine both probability and the estimated amount. The Company reviews at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.  At this time, the Company has no accrual related to lawsuits, claims, investigations and proceedings.

Deferred rent

The Company’s operating leases for its office facilities in California, Texas and Ohio include a rent abatement period and scheduled rent increases. The Company has accounted for the leases to provide straight-line charges to operations over the life of the leases.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs, which approximated $12,511, $6,215 and $4,686 during the years ended December 31, 2017, 2016 and 2015, respectively, are expensed as incurred, excluding the production costs of direct response commercials. Advertising costs are included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Income.

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

On December 22, 2017, TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, expensing of capital expenditures, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, and limitations on the deductibility of certain executive compensation and other deductions. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. During the fourth quarter of 2017, the Company recorded a provisional net charge of $7,578 related to the TCJA due to the remeasurement of the deferred taxes.  The one-time transition tax on the mandatory deemed repatriation of foreign earnings was determined to be immaterial.

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718-Compensation—Stock Compensation, which establishes accounting for share-based awards, exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation cost for stock incentive awards is based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products. Management reports financial information on a consolidated basis to the Company’s chief operating decision maker.

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

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2017	2016	2015
Numerator—basic and diluted:
Net income	$21,002	$20,519	$11,585

Denominator:
Weighted-average common shares - basic common stock (1)	20,683,807	20,067,152	19,398,991
Weighted-average common shares - diluted common stock	21,897,988	21,095,867	20,708,170

Net income per share - basic common stock	$1.02	$1.02	$0.60
Net income per share - diluted common stock	$0.96	$0.97	$0.56

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	20,683,807	20,067,152	19,398,991
Warrants	—	—	10,579
Stock options and other dilutive awards	1,214,181	1,028,715	1,298,600
Weighted-average common shares - diluted common stock	21,897,988	21,095,867	20,708,170
Shares excluded from diluted weighted-average shares:
Stock options	37,249	841,760	744,301
Restricted stock units and restricted stock awards	26,064	—	—
Shares excluded from diluted weighted-average shares	63,313	841,760	744,301

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the periods ended December 31, 2017, 2016 and 2015.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In August 2015, the FASB decided to delay the effective date of ASU No. 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has completed its adoption plan including assessment of the Company’s revenue streams and analysis of all outstanding contracts by application of the five-step model to those contracts and revenue streams.  The Company adopted the standard on January 1, 2018, using the modified retrospective method. The Company finalized its analysis and the adoption of this standard will not have a material impact on the consolidated financial statements and internal controls over financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practice Expedient for Transition to Topic 842, which is an amendment to ASU No. 2016-02 that offers a practical expedient for accounting for land easements.  This practice expedient allows an entity the option of not evaluating existing land easements under ASC 842.  New or modified land easements will still require evaluation under ASC 842 on a prospective basis beginning on the date of adoption. While the Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures, the Company expects its operating leases, as disclosed in Note 7 – Commitments and contingencies, will be subject to the new standard.  The Company intends to recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The Company is still evaluating the impact that this guidance will have on its consolidated financial statements and has not yet determined whether the Company will early adopt ASU No. 2017-12.

In January 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The new guidance permits entities the option to reclassify tax effects that are stranded in accumulated other comprehensive income as a result of the implementation of the TCJA to retained earnings.  The Company is currently evaluating the effective of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  The Company adopted this guidance during the fourth quarter of 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial presentation or results.

3. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2017 were as follows:

(amounts in thousands)
Balance as of December 31, 2016	$—
Acquisition	2,154
Translation adjustment	209
Balance as of December 31, 2017	$2,363

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of December 31, 2017 and 2016.  Amortization expense for intangible assets for the years ended December 31, 2017, 2016 and 2015 was $507, $101 and $86 respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$137	$48
Patents and websites	5	4,173	959	3,214
Customer relationships	4	1,437	240	1,197
Non-compete agreement	3	240	52	188
Commercials	2-3	303	233	70
Total		$6,338	$1,621	$4,717

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2016	(in years)	amount	amortization	Net amount
Licenses	10	$185	$118	$67
Patents and websites	5	873	810	63
Commercials	2-3	287	176	111
Total		$1,345	$1,104	$241

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

(amounts in thousands)	Intangible
Years ending December 31,	amortization
2018	$1,193
2019	1,138
2020	1,055
2021	786
2022	545
Thereafter	—
Total	$4,717

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2017 and 2016 consisted of the following:

	December 31,
(amounts in thousands)	2017	2016
Accounts payable	$9,541	$5,738
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,252	4,290
Accrued purchasing card liability	2,381	1,760
Accrued franchise, sales and use taxes	479	281
Other accrued expenses	973	726
Accounts payable and accrued expenses	$20,626	$12,795

Accrued payroll as of December 31, 2017 and 2016 consisted of the following:

	December 31,
(amounts in thousands)	2017	2016
Accrued bonuses	$3,086	$3,643
Accrued wages and other payroll related items	2,453	1,360
Accrued vacation	1,338	1,120
Accrued payroll	$6,877	$6,123

5. Income taxes

The components of the Company’s income before provision for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
United States	$29,121	$22,725	$14,727
Foreign	535	—	—
Income before provision for income taxes	$29,656	$22,725	$14,727

The provision for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
Current tax expense (benefit)
Federal	$245	$451	$(140)
State	240	776	102
Foreign	206	—	—
Total current tax expense (benefit)	691	1,227	(38)
Deferred tax expense (benefit)
Federal	8,709	1,357	3,639
State	92	590	705
Foreign	(71)	—	—
Total deferred tax expense	8,730	1,947	4,344
Tax benefit for change in valuation allowance	(767)	(968)	(1,164)
Total deferred tax expense, net	7,963	979	3,180
Income tax expense	$8,654	$2,206	$3,142

The components of deferred tax assets and liabilities consist of the following:

	As of
	December 31,
(amounts in thousands)	2017	2016
Deferred tax assets (liabilities)
Accrued expenses	$5,669	$6,199
Net operating loss and credit carryforward	10,378	16,505
Allowance, reserves and other	3,301	8,690
Stock-based compensation	2,598	2,378
Deferred tax assets	21,946	33,772
Valuation allowance	—	(767)
Net deferred tax assets	21,946	33,005
Property, plant, and equipment	(3,658)	(6,351)
Total	$18,288	$26,654

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the last three years is as follows:

	Years ended December 31,
	2017	2016	2015
U.S. Statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	0.37	0.88	2.00
Stock-based compensation	(30.40)	(23.74)	0.65
Change in valuation allowance	(2.59)	(4.26)	(7.91)
R&D credit, net of reserve	(1.43)	(1.75)	(2.97)
Expiration of net operating losses	2.76	4.51	1.17
Reassessment of prior year APIC benefit	—	—	(3.11)
Effect of U.S tax law change	25.55	—	—
Other	0.92	0.07	(2.50)
Effective income tax rate	29.18%	9.71%	21.33%

On December 22, 2017, TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, expensing of capital expenditures, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, and limitations on the deductibility of certain executive compensation and other deductions. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. During the fourth quarter of 2017, the Company recorded a provisional net charge of $7,578 related to the TCJA due to the remeasurement of the deferred taxes.  The one-time transition tax on the mandatory deemed repatriation of foreign earnings was determined to be immaterial.

Given the significant complexity of the TCJA, the Company will continue to evaluate and analyze the impact of this legislation.  New guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts.

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2014 for federal and 2013 to 2014 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2017, the Company had $29,941 and $5,717 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2023 and 2028 for federal and state purposes, respectively, if not utilized. As of December 31, 2017, the Company had federal and California research and development credit carryforward of $2,181 and $2,197, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

The Company’s existing net operating losses (NOLs) and credit carryforwards are subject to limitations arising from ownership changes subject to the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and if the Company undergoes one or more future ownership changes, the Company’s ability to utilize these carryforwards could be further limited.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. During the year ended December 31, 2017, the Company released $767 of the valuation allowance that had been established against California net operating losses that expired during the year.

As of December 31, 2017 and 2016, the Company was able to determine that, based upon future projections of income, it is more likely than not that all of its federal NOLs will be utilized before they expire. However, the Company determined that it is more likely than not that some of its California NOLs will expire unused and therefore the Company had a valuation allowance of $767 relating to these NOLs as of December 31, 2016. In the current period, the Company released (or reversed) $767 of the California NOLs valuation allowance due to expiration of California NOLs.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income tax expense. No significant interest or penalties were recognized during the periods presented.

Included in the balance of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, are $1,062, $934 and $773, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
(amounts in thousands)	2017	2016	2015
Reconciliation of liability for unrecognized tax benefits
Balance at beginning of period	$934	$773	$577
Additions based on tax positions related to current year	128	161	176
Additions for tax positions of prior years	—	—	20
Balance at end of period	$1,062	$934	$773

6. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2017, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2017, 2016 and 2015.

Stock incentive plans

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of December 31, 2017, options to purchase 83,133 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of December 31, 2017, options to purchase 317,941 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan.  The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2017, awards with respect to 1,532,063 shares of the Company’s common stock were outstanding, and 1,151,661 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2014	2,261,633	$0.60-$24.52	$7.31	6.43	$24.06
Granted	759,301	37.10-46.66	39.91
Exercised	(676,715)	0.60-24.52	2.39
Forfeited	(48,849)	0.75-38.54	16.28
Outstanding as of December 31, 2015	2,295,370	0.60-46.66	19.36	5.98	21.07
Vested and exercisable as of December 31, 2015	933,707	0.60-46.66	7.16	5.55	32.97
Vested and expected to vest as of December 31, 2015	2,179,294	0.60-46.66	19.15	5.96	21.27

Outstanding as of December 31, 2015	2,295,370	0.60-46.66	19.36	5.98	21.07
Granted	683,998	44.19-58.95	44.70
Exercised	(570,079)	0.60-46.66	12.32
Forfeited	(53,247)	1.17-44.19	28.09
Expired	(515)	8.70	8.70
Outstanding as of December 31, 2016	2,355,527	0.60-58.95	28.22	5.42	38.95
Vested and exercisable as of December 31, 2016	1,023,865	0.60-46.66	16.61	4.96	50.56
Vested and expected to vest as of December 31, 2016	2,259,811	0.60-46.66	27.95	5.40	39.22

Outstanding as of December 31, 2016	2,355,527	0.60-58.95	28.22	5.42	38.95
Granted	64,498	83.30	83.30
Exercised	(520,393)	0.60-58.95	24.16
Forfeited	(63,173)	24.52-58.95	43.74
Expired	(33)	8.70	8.70
Outstanding as of December 31, 2017	1,836,426	0.60-83.30	30.77	4.58	88.31
Vested and exercisable as of December 31, 2017	1,176,504	0.60-83.30	24.33	4.39	94.75
Vested and expected to vest as of December 31, 2017	1,792,871	$0.60-$83.30	$30.50	4.58	$88.58

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of December 31, 2017, 2016 and 2015 was $9,690, $16,057 and $12,095, respectively.

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

Stock Awards granted with only time-based service vesting conditions generally vest over a four-year service period, as defined in the terms of each award. Stock Awards that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance criteria established at the time of the award. The portion of the Stock Award that is earned may equal or be less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Stock Awards activity for the year ended December 31, 2017 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2016	—	—	—	$—
Granted	42,028	13,109	55,137	90.05
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock units as of December 31, 2017	42,028	13,109	55,137	$90.05
Unvested restricted stock awards outstanding as of December 31, 2016	—	—	—	$—
Granted	20,789	20,785	41,574	91.52
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of December 31, 2017	20,789	20,785	41,574	$91.52
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2017	17,024	17,027	34,051	$91.52

As of December 31, 2017, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $6,040, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.1 years.

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

As of December 31, 2017, a total of 592,911 shares of common stock were available for sale pursuant to the ESPP.

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

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
Stock-based compensation expense by type of award:
Stock option plan awards	$7,652	$6,850	$3,280
Restricted stock units and restricted stock awards	1,447	—	—
Employee stock purchase plan	541	444	360
Total stock-based compensation expense	$9,640	$7,294	$3,640

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for 2017, 2016 and 2015 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3%, 6.9% and 7.5%, respectively. The employee stock-based compensation expense recognized for 2017 has been reduced for estimated forfeitures of restricted stock at a rate of 6.0%. There were no grants of restricted stock units and restricted stock awards for 2016 or 2015. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Years ended December 31,
(amounts in thousands)	2017	2016	2015
Cost of revenue	$845	$639	$433
Research and development	1,015	776	431
Sales and marketing	1,558	1,142	1,009
General and administrative	6,222	4,737	1,767
Total stock-based compensation expense	$9,640	$7,294	$3,640

Valuation assumptions

The employee stock-based compensation expense recognized under ASC 718.  Stock-based compensation cost for stock awards is based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period for stock awards with a time-based service condition and on a graded vesting basis over the employee’s requisite service period for stock awards with performance and time-based service conditions.

Stock–based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model.

The value of employee options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	2017	2016	2015
Expected term (years)	3.54-4.00	3.54-5.48	3.50-5.48
Risk free interest rate	1.65-1.73%	1.00-1.40%	0.95-1.77%
Expected dividend yield	None	None	None
Volatility	41.61-42.15%	43.95-45.93%	41.99-44.87%

Under these assumptions, the total weighted-average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $8,929, $6,408 and $2,428, respectively.

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $557, net of forfeitures, to the 401(k) plan for the year ended December 31, 2017. The Company made no contributions to the 401(k) plan for the years ended December 31, 2016 and 2015.

Accumulated other comprehensive income (loss)

Accumulated balances of the components within accumulated other comprehensive income (loss) were related to unrealized gains (losses) on foreign currency hedging and available-for-sale investments, net of tax, for the years ended December 31, 2017, 2016 and 2015 were $272, $(35) and $(37), respectively.

7. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its facilities and certain equipment under operating leases that expire through September 2024. At December 31, 2017, the minimum aggregate payments due under operating leases and specified non-cancelable contractual obligations, which consist of software license and maintenance agreements, are summarized as follows:

			Non-cancelable
	Operating	Related party	contractual
(amounts in thousands)	leases	leases	obligations	Total
2018	$1,522	$32	$578	$2,132
2019	1,682	32	578	2,292
2020	1,298	11	578	1,887
2021	791	—	456	1,247
2022	572	—	—	572
Thereafter	873	—	—	873
Total	$6,738	$75	$2,190	$9,003
As a result of the MedSupport acquisition, the Company leases a property owned by a related party. Rent expense for the property was $21 for the year ended December 31, 2017.

Rent expense of $1,148, $1,028 and $900 for the years ended December 31, 2017, 2016 and 2015, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $48,900 of outstanding purchase orders with its outside vendors and suppliers as of December 31, 2017.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2017, 2016 and 2015:

	December 31,
(amounts in thousands)	2017	2016	2015
Product warranty liability at beginning of period	$3,480	$1,973	$1,115
Accruals for warranties issued	5,275	3,123	1,871
Adjustments related to preexisting warranties (including changes in estimates)	200	118	510
Settlements made (in cash or in kind)	(2,784)	(1,734)	(1,523)
Product warranty liability at end of period	$6,171	$3,480	$1,973

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

SDGIP alleged that the Company willfully infringed U.S. Patent Nos. 8,894,751 (‘751 Patent) and 9,199,055 (‘055 Patent), both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. The Company never received any communication from SDGIP related to patent infringement, misuse of trade secrets, or breach of the mutual non-disclosure agreement prior to SDGIP filing the lawsuit. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deemed proper. SDGIP also sought a permanent injunction against the Company.

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

The parties reached a mutually agreeable settlement in October 2017. On October 19, 2017, the Court dismissed the lawsuit without prejudice. The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on November 1, 2017. In the third quarter of 2017, the Company recognized a loss of $600 for all alleged past damages relating to the asserted patents and trade secrets, classified within general and administrative expense.  In addition, the Company recorded an intangible asset for future rights to use the patents-in-suit as well as any future patents related to the patents-in-suit of $2,400 in the fourth quarter of 2017. The Company paid $3,000 on November 3, 2017 finalizing the payment of this settlement.  Although the Company came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, the Company in no way assumed or admitted any wrong doing.

CAIRE Inc. lawsuit

On September 12, 2016, CAIRE Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against the Company. CAIRE alleged that the Company infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” CAIRE alleged willful infringement and sought damages, injunctive relief, pre-judgment and post-judgment interest, costs, and attorneys’ fees. On September 11, 2017, the Company filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office a petition for inter partes review (IPR) of the patent CAIRE is asserting against the Company.

The parties reached a mutually agreeable settlement in December 2017. The parties filed a Joint Stipulation of Dismissal of all claims in the lawsuit with prejudice on January 18, 2018. On January 19, 2018, the Court dismissed the lawsuit with prejudice. In the fourth quarter of 2017, the Company recognized a loss of $100 for all alleged past damages relating to the asserted patent, classified within general and administrative expense, and also recorded an intangible asset for future rights to use the patent-in-suit of $900. The Company paid $1,000 on January 17, 2018 finalizing the payment of this settlement.  Although the Company came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, the Company in no way assumed or admitted any wrong doing.

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

8. Foreign currency exchange contracts and hedging

As of December 31, 2017 and December 31, 2016, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,350 and $13,818, respectively, and $456 and $911, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and had an unrealized loss of approximately $121, net of tax, during 2017, an unrealized gain of approximately $47, net of tax, during 2016, and an unrealized loss of approximately $14, net of tax, during 2015.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the years ended December 31, 2017 and December 31, 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of December 31, 2017, the Company had eighteen designated hedges and three non-designated hedges. As of December 31, 2016, the Company had four designated hedges and two non-designated hedges.

9. Quarterly summary of information (unaudited)

The following table sets forth the Company’s unaudited quarterly statements of income data in dollars for each of the eight quarters in the period ended December 31, 2017. The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2017	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$52,500	$64,121	$69,030	$63,787
Gross profit	25,744	31,567	33,170	30,756
Income before provision (benefit) for income taxes	5,879	9,166	8,817	5,794
Provision (benefit) for income taxes	(53)	828	1,479	6,400
Net income (loss)	5,932	8,338	7,338	(606)
Net income (loss) per share attributable to
common stockholders:
Basic	$0.29	$0.40	$0.35	$(0.03)
Diluted	$0.27	$0.38	$0.33	$(0.03)
Weighted-average number of shares used in
calculating net income (loss) per share attributable
to common stockholders:
Basic common shares	20,489,532	20,622,320	20,753,789	20,869,589
Diluted common shares	21,579,721	21,848,359	21,998,660	22,167,358

(amounts in thousands, except share and per share amounts)
Quarterly Results 2016	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$42,989	$54,567	$54,422	$50,851
Gross profit	21,279	26,215	25,128	24,688
Income before provision for income taxes	3,400	8,042	5,449	5,834
Provision for income taxes	879	550	203	574
Net income	2,521	7,492	5,246	5,260
Net income per share attributable to
common stockholders:
Basic	$0.13	$0.38	$0.26	$0.26
Diluted	$0.12	$0.36	$0.25	$0.25
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	19,827,669	19,972,395	20,157,688	20,310,857
Diluted common shares	20,840,367	20,997,429	21,182,587	21,362,513

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Schedule II: Valuation and Qualifying Accounts

	Balance
	Beginning				Balance at
(amounts in thousands)	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2017
Allowance for doubtful accounts (1)	$1,869	$3,864	$4,418	$100	$1,415
Allowance for sales returns (2)	585	9,909	9,590	—	904
Allowance for rental revenue adjustments (3)	6,078	5,057	10,088	(100)	947
Allowance for inventory reserves (4)	191	340	132	—	399
Allowance for rental asset loss (5)	725	561	532	—	754
Year ended December 31, 2016
Allowance for doubtful accounts (1)	$1,664	$3,580	$2,575	$(800)	$1,869
Allowance for sales returns (2)	366	7,502	7,283	—	585
Allowance for rental revenue adjustments (3)	4,115	10,777	9,614	800	6,078
Allowance for inventory reserves (4)	128	133	70	—	191
Allowance for rental asset loss (5)	850	455	580	—	725
Year ended December 31, 2015
Allowance for doubtful accounts (1)	$1,180	$2,680	$2,196	$—	$1,664
Allowance for sales returns (2)	173	4,918	4,725	—	366
Allowance for rental revenue adjustments (3)	2,392	8,543	6,820	—	4,115
Allowance for inventory reserves (4)	141	89	102	—	128
Allowance for rental asset loss (5)	832	498	480	—	850

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

(4)	The inventory allowances are adjusted quarterly for potentially excess, obsolete, slow-moving, lost or impaired items. Deductions are the actual write-offs of the inventories.
(5)

The allowance for rental asset loss is based on estimated losses of the Company’s rental assets that will potentially be lost, stolen or unrecoverable from the patient. Deductions are the actual write-offs of the rental assets.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.2	11/27/13
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.3	11/27/13
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Employment Agreement, dated October 1, 2013, between the Registrant and Raymond Huggenberger.	S-1/A	10.10	12/23/13
10.11+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	10-K	10.11	02/28/17
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.14+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.15+	Amended and Restated Revolving Credit and Term Loan Agreement, dated October 12, 2012, between the Registrant and Comerica Bank, as amended.	S-1/A	10.15	01/16/14
10.16	Security Agreement, dated October 12, 2012, between the Registrant and Comerica Bank.	S-1/A	10.16	01/16/14
10.17	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.18	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.19	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.20	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.21	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.22	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.23	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.24	Inogen Continuing Security, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.24	04/27/15
10.25	Inogen Credit Agreement, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.25	04/27/15
10.26	Inogen LC Note, dated November 7, 2014 between the Registrant and JPMorgan Chase Bank, N.A.	10-K	10.26	04/27/15
10.27	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.28+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers	10-K	10.28	02/28/17
10.29	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP	8-K	10.1	11/10/15

10.30*	Private Label Distribution Agreement, effective as of November 12, 2014, between the Registrant and Applied Home Healthcare Equipment LLC, as amended	10-Q	10.1	11/03/16
10.31	Addendum to Private Label Distribution Agreement between the Company and Applied Home Healthcare Equipment LLC, as amended	10-Q	10.1	05/09/17
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
+	Indicates a management contract or compensatory plan.
*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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
Scott Wilkinson
Chief Executive Officer
President Director
(Principal Executive Officer)

Dated: February 27, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Wilkinson and Alison Bauerlein, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Wilkinson	Chief Executive Officer, President and Director	February 27, 2018
Scott Wilkinson	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer	February 27, 2018
Alison Bauerlein	(Principal Accounting and Financial Officer)

/s/ Heath Lukatch, Ph.D.	Chairman of the Board	February 27, 2018
Heath Lukatch, Ph.D.

/s/ Benjamin Anderson-Ray	Director	February 27, 2018
Benjamin Anderson-Ray

/s/ Heather Rider	Director	February 27, 2018
Heather Rider

/s/ Loren McFarland	Director	February 27, 2018
Loren McFarland

/s/ R. Scott Greer	Director	February 27, 2018
R. Scott Greer

/s/ Scott Beardsley	Director	February 27, 2018
Scott Beardsley

/s/ Raymond Huggenberger	Director	February 27, 2018
Raymond Huggenberger