Form 10-Q
period 2018-03-31
Inogen Inc
filed 2018-04-30
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, the registrant had 21,220,517 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$154,284	$142,953
Marketable securities	34,012	30,991
Accounts receivable, net	35,089	31,444
Inventories, net	22,965	18,842
Deferred cost of revenue	335	361
Income tax receivable	591	1,313
Prepaid expenses and other current assets	3,778	2,584
Total current assets	251,054	228,488
Property and equipment
Rental equipment, net	47,420	49,349
Manufacturing equipment and tooling	7,011	6,858
Computer equipment and software	5,836	5,484
Furniture and equipment	878	746
Leasehold improvements	1,603	1,598
Land and building	125	125
Construction in process	1,934	408
Total property and equipment	64,807	64,568
Less accumulated depreciation	(43,909)	(44,465)
Property and equipment, net	20,898	20,103
Goodwill	2,430	2,363
Intangible assets, net	4,456	4,717
Deferred tax asset - noncurrent	20,434	18,636
Other assets	610	765
Total assets	$299,882	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$24,760	$20,626
Accrued payroll	6,607	6,877
Warranty reserve - current	2,829	2,505
Deferred revenue - current	3,152	3,533
Income tax payable	319	345
Total current liabilities	37,667	33,886
Long-term liabilities
Warranty reserve - noncurrent	4,416	3,666
Deferred revenue - noncurrent	10,391	9,402
Deferred tax liability - noncurrent	358	348
Other noncurrent liabilities	713	729
Total liabilities	53,545	48,031
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,214,662 and 20,976,350 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	226,635	218,109
Retained earnings	19,397	8,639
Accumulated other comprehensive income	284	272
Total stockholders' equity	246,337	227,041
Total liabilities and stockholders' equity	$299,882	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2018	2017
Revenue
Sales revenue	$73,584	$45,966
Rental revenue	5,467	6,534
Total revenue	79,051	52,500
Cost of revenue
Cost of sales revenue	36,948	21,913
Cost of rental revenue, including depreciation of $2,165 and $2,689, respectively	4,376	4,843
Total cost of revenue	41,324	26,756
Gross profit
Gross profit-sales revenue	36,636	24,053
Gross profit-rental revenue	1,091	1,691
Total gross profit	37,727	25,744
Operating expense
Research and development	1,416	1,309
Sales and marketing	18,038	10,529
General and administrative	9,573	8,335
Total operating expense	29,027	20,173
Income from operations	8,700	5,571
Other income (expense)
Interest income	543	101
Other income	444	207
Total other income, net	987	308
Income before benefit for income taxes	9,687	5,879
Benefit for income taxes	(1,071)	(53)
Net income	10,758	5,932
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	108	—
Change in net unrealized gains (losses) on foreign currency hedging	(249)	54
Less: reclassification adjustment for net (gains) losses included in net income	172	(57)
Total net change in unrealized gains (losses) on foreign currency hedging	(77)	(3)
Change in net unrealized gains (losses) on available-for-sale investments	(19)	64
Total other comprehensive income, net of tax	12	61
Comprehensive income	$10,770	$5,993

Basic net income per share attributable to common stockholders (Note 5)	$0.51	$0.29
Diluted net income per share attributable to common stockholders (Note 5)	$0.48	$0.27
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,026,154	20,489,532
Diluted common shares	22,295,213	21,579,721

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2016	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088
Stock-based compensation	—	—	1,891	—	—	1,891
Employee stock purchases	11,805	—	581	—	—	581
Stock options exercised	157,412	—	2,222	—	—	2,222
Net income	—	—	—	5,932	—	5,932
Other comprehensive income	—	—	—	—	61	61
Balance, March 31, 2017 (unaudited)	20,559,077	$20	$199,160	$(6,431)	$26	$192,775

Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	3,381	—	—	3,381
Employee stock purchases	12,013	—	988	—	—	988
Restricted stock awards issued	53,052	—	—	—	—	—
Vesting of restricted stock units	6,206	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(2,553)	—	(302)	—	—	(302)
Stock options exercised	169,594	—	4,459	—	—	4,459
Net income	—	—	—	10,758	—	10,758
Other comprehensive income	—	—	—	—	12	12
Balance, March 31, 2018 (unaudited)	21,214,662	$21	$226,635	$19,397	$284	$246,337

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$10,758	$5,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,993	3,204
Loss on rental units and other fixed assets	284	325
Gain on sale of former rental assets	(401)	(37)
Provision for sales returns and doubtful accounts	4,920	3,181
Provision for rental revenue adjustments	719	1,731
Provision for inventory obsolescence and other inventory losses	73	7
Stock-based compensation expense	3,381	1,891
Deferred income taxes	(1,798)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(9,206)	(5,015)
Inventories	(4,327)	49
Deferred cost of revenue	26	16
Income tax receivable	726	(129)
Prepaid expenses and other current assets	(1,192)	(773)
Accounts payable and accrued expenses	3,928	4,045
Accrued payroll	(274)	(2,291)
Warranty reserve	1,074	528
Deferred revenue	608	621
Income tax payable	(36)	—
Other noncurrent liabilities	(16)	(19)
Net cash provided by operating activities	12,240	13,212
Cash flows from investing activities
Purchases of available-for-sale investments	(11,565)	(9,988)
Maturities of available-for-sale investments	8,525	7,950
Investment in property and equipment	(2,075)	(593)
Production and purchase of rental equipment	(1,447)	(1,188)
Proceeds from sale of former assets	573	54
Net cash used in investing activities	(5,989)	(3,765)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from financing activities
Proceeds from stock options exercised	4,459	2,222
Proceeds from employee stock purchases	988	581
Payment of employment taxes related to release of restricted stock	(302)	—
Net cash provided by financing activities	5,145	2,803
Effect of exchange rates on cash	(65)	4
Net increase in cash and cash equivalents	11,331	12,254
Cash and cash equivalents, beginning of period	142,953	92,851
Cash and cash equivalents, end of period	$154,284	$105,105

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$(14)	$45
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$93	$—

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2016. The Company estimates based on 2016 Medicare data that the number of patients using portable oxygen concentrators represents approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. Based on 2016 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges including Medicare competitive bidding contracts, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009, the Company has directly sold or rented more than 409,000 of its Inogen oxygen concentrators as of March 31, 2018.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. The Company owns all outstanding stock of Inogen Europe Holding B.V., which became a wholly owned subsidiary of the Company. On May 4, 2017, the Company, through its wholly owned subsidiary, Inogen Europe Holding B.V., acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport).

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements of the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2018. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 27, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and determining the stand-alone selling price (SSP) of performance obligations, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, warranty expense, stock compensation expense, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, and fair value of acquired intangible assets and goodwill. Actual results could differ from these estimates.

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators and related accessories. Other revenue, which is included in sales revenue on the Consolidated Statements of Comprehensive Income, consists of repair services and freight revenue for product shipments.

Sales revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue from product sales is generally recognized upon shipment of the product but is deferred for certain transactions when control has not yet transferred to the customer.

The Company’s product is generally sold with a right of return and the Company may provide other incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and incentives are estimated at the time sales revenue is recognized. The provisions for estimated returns are made based on known claims and estimates of additional returns based on historical data and future expectations. Sales revenue incentives within the Company’s contracts are estimated based on the most likely amounts expected on the related sales transaction and recorded as a reduction to revenue at the time of sale in accordance with the terms of the contract. Accordingly, revenue is recognized net of allowances for estimated returns and incentives.

The Company also offers a lifetime warranty for direct-to-consumer sales of its portable concentrators. For a fixed price, the Company agrees to provide a fully functional portable oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of portable oxygen concentrators by the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from its sale of portable oxygen concentrators with a standard warranty of three years.

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative SSP method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment for three years and recognized on a straight-line basis during the fourth and fifth year, which is the estimated usage period of the contract based on the average patient life expectancy.

Revenue from the sale of the Company’s repair services is recognized when the performance obligations are satisfied and collection of the receivables is probable. Other revenue from sale of replacement parts and non-warranty repair services is generally recognized when product is shipped to customers.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Freight revenue consists of fees associated with the deployment of products internationally and domestically when expedited freight options are requested or when minimum order quantities are not met. Freight revenue is generally recognized upon shipment of the product but is deferred if control has not yet transferred to the customer. Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the Consolidated Statements of Comprehensive Income as part of cost of sales revenue and cost of rental revenue, respectively.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.  For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.  The timing of sales revenue recognition, billing and cash collection results in billed accounts receivable and deferred revenue in the consolidated balance sheet.

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase.  The increase in deferred revenue related to lifetime warranties for the three months ended March 31, 2018 is primarily driven by $1,459 of cash payments received in advance of satisfying the distinct performance obligation, offset by $286 of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.  Lifetime warranties on direct-to-consumer sales revenue of $11,993 and $10,820 as of March 31, 2018 and December 31, 2017, respectively, are classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

The Company elected to apply the practical expedient in accordance with ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing components.  The Company does not expect any revenue to be recognized over a multi-year period.

The Company’s sales revenue is primarily derived from the sale of its Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, HME providers, distributors, the Company’s private label partner and resellers worldwide.  Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. The following table sets forth the Company’s sales revenue disaggregated by sales channel and geographic region:

	Three months ended
	March 31,
Revenue by region and category	2018	2017
Business-to-business domestic sales	$28,016	$17,461
Business-to-business international sales	16,906	11,423
Direct-to-consumer domestic sales	28,662	17,082
Total sales revenue	$73,584	$45,966

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) —Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, and other types of analyzable adjustments on a monthly basis. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered, and revenue was earned. The determination that an account is uncollectible, and the ultimate write-off of that account occurs once collection is considered to be not probable, and it is written-off and charged to the allowance at that time. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in rental revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

Rental revenue is recognized as upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the probability of collection and accrued if collection is probable. Rental revenue is not guaranteed, and payment will cease if the patient no longer needs oxygen or returns the equipment. Rental revenue is recognized at estimated allowable amounts that reflect the full consideration the Company expects to receive in exchange for the equipment; transfers to secondary insurances or patient responsibility have no net effect on revenue. Rental revenue is earned for that entire month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition or death after that date.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practice Expedient for Transition to Topic 842, which is an amendment to ASU No. 2016-02 that offers a practical expedient for accounting for land easements.  This practice expedient allows an entity the option of not evaluating existing land easements under ASC 842.  New or modified land easements will still require evaluation under ASC 842 on a prospective basis beginning on the date of adoption. While the Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures, the Company expects its operating leases, as disclosed in Note 7 – Commitments and contingencies, will be subject to the new standard.  The Company intends to recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company’s total assets and liabilities.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The Company is still evaluating the impact that this guidance will have on the Company’s consolidated financial statement presentation or results and has not yet determined whether the Company will early adopt ASU No. 2017-12.

In January 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance permits entities the option to reclassify tax effects that are stranded in accumulated other comprehensive income as a result of the implementation of the Tax Cuts and Jobs Act to retained earnings.  The Company is currently evaluating the impact of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent.  The Company completed its adoption plan including assessment of the Company’s revenue streams and analysis of all outstanding contracts by application of the five-step model to those contracts and revenue streams.  The Company adopted the standard on January 1, 2018, using the modified retrospective method. The Company finalized its analysis and the adoption of this standard did not have a material impact on the consolidated financial statements and internal controls over financial reporting.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The new guidance revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted this standard on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statement presentation or results.

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

The Company obtained the fair value of its available-for-sale investments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g., large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered, and the fair value is determined. The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above. As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale investments within Level 2 of the fair value hierarchy.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$43,188	$—	$43,188	$43,188	$—
Level 1:
Money market accounts	107,906	—	107,906	107,906	—

Level 2:
Certificates of deposit	11,652	(1)	11,651	3,190	8,461
Corporate bonds	22,086	(43)	22,043	—	22,043
Agency mortgage-backed securities	1,005	—	1,005	—	1,005
U.S. Treasury securities	2,503	—	2,503	—	2,503
Total	$188,340	$(44)	$188,296	$154,284	$34,012

	As of December 31, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$46,237	$—	$46,237	$46,237	$—
Level 1:
Money market accounts	93,430	—	93,430	93,430	—

Level 2:
Certificates of deposit	11,010	(4)	11,006	490	10,516
Corporate bonds	20,789	(21)	20,768	2,796	17,972
Agency mortgage-backed securities	2,005	(1)	2,004	—	2,004
U.S. Treasury securities	499	—	499	—	499
Total	$173,970	$(26)	$173,944	$142,953	$30,991

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

March 31,
2018
Due within one year	$34,012

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the consolidated statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $255 and $66 as of March 31, 2018 and December 31, 2017, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	losses on	losses	other
	translation	available-for-	on cash	comprehensive
	adjustments	sale investments	flow hedges	income
Balance as of December 31, 2017	$363	$(17)	$(74)	$272
Other comprehensive gain (loss)	108	(19)	(77)	12
Balance as of March 31, 2018	$471	$(36)	$(151)	$284

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

The Company considers investments with maturities greater than three months, but less than one year, to be marketable securities. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income (loss). All income generated and realized gains or losses from investments are recorded to other income (expense).

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

	March 31,	December 31,
Cash and cash equivalents	2018	2017
Cash	$43,188	$46,237
Money market accounts	107,906	93,430
Certificates of deposit	3,190	490
Corporate bonds	—	2,796
Total cash and cash equivalents	$154,284	$142,953
Marketable securities
Certificates of deposit	$8,461	$10,516
Corporate bonds	22,043	17,972
Agency mortgage-backed securities	1,005	2,004
U.S. Treasury securities	2,503	499
Total marketable securities	$34,012	$30,991

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

As of March 31, 2018 and December 31, 2017, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,299 and $1,470, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
Gross accounts receivable	2018	2017
Rental (1)	$6,143	$6,236
Business-to-business & other receivables (2)	32,945	28,474
Total gross accounts receivable	$39,088	$34,710

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
Net accounts receivable	2018	2017
Rental (1)	$3,695	$4,212
Business-to-business & other receivables (2)	31,394	27,232
Total net accounts receivable	$35,089	$31,444

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $9,461 and $10,394 as of March 31, 2018 and December 31, 2017, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $18,000 in coverage as of March 31, 2018 and allocated up to $12,000 in coverage as of December 31, 2017 for this customer with a $1,000 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
Allowances - accounts receivable	2018	2017
Doubtful accounts	$1,589	$1,415
Rental revenue adjustments	1,013	947
Sales returns	1,397	904
Total allowances - accounts receivable	$3,999	$3,266

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2018 and March 31, 2017. Two customers with accounts receivable balances of $9,461 and $8,077, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of March 31, 2018, and two customers with accounts receivable balances of $10,394 and $6,459, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2017.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2018, the Company’s three major vendors accounted for 18.5%, 15.1%, and 12.0%, respectively, of total raw material purchases. For the three months ended March 31, 2017, the Company’s three major vendors accounted for 18.8%, 11.6% and 10.9%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 76.9% and 72.2% of the non-U.S. revenue for the three months ended March 31, 2018 and March 31, 2017, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2018 and March 31, 2017 is as follows:

	Three months ended March 31,
	2018	2017
U.S. revenue	$62,145	$41,077
Non-U.S. revenue	16,906	11,423
Total revenue	$79,051	$52,500

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $452 and $644 as of March 31, 2018 and December 31, 2017, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials and work-in-progress	$18,814	$16,324
Finished goods	4,640	2,917
Less: reserves	(489)	(399)
Inventories	$22,965	$18,842

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $560 and $651 for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2018 and March 31, 2017, respectively.

	Three months ended March 31,
	2018	2017
Rental equipment	$2,165	$2,689
Other property and equipment	530	488
Total depreciation and amortization	$2,695	$3,177

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for March 31, 2018 and December 31, 2017, respectively.

	March 31,	December 31,
Property and equipment	2018	2017
Rental equipment, net of allowances of $754 and $754, respectively	$47,420	$49,349
Other property and equipment	17,387	15,219
Property and equipment	64,807	64,568

Accumulated depreciation
Rental equipment	33,671	34,754
Other property and equipment	10,238	9,711
Accumulated depreciation	43,909	44,465

Property and equipment, net
Rental equipment, net of allowances of $754 and $754, respectively	13,749	14,595
Other property and equipment	7,149	5,508
Property and equipment, net	$20,898	$20,103

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months ended March 31, 2018 and March 31, 2017.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

Balance as of December 31, 2017	$2,363
Translation adjustment	67
Balance as of March 31, 2018	$2,430

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months ended March 31, 2018 and March 31, 2017. Amortization expense for intangible assets for the three months ended March 31, 2018 and March 31, 2017 was $298 and $27, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$142	$43
Patents and websites	5	4,173	1,131	3,042
Customer relationships	4	1,479	339	1,140
Non-compete agreement	3	246	75	171
Commercials	2-3	303	243	60
Total		$6,386	$1,930	$4,456

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$137	$48
Patents and websites	5	4,173	959	3,214
Customer relationships	4	1,437	240	1,197
Non-compete agreement	3	240	52	188
Commercials	2-3	303	233	70
Total		$6,338	$1,621	$4,717

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

March 31, 2018
Remaining 9 months of 2018	$906
2019	1,147
2020	1,069
2021	790
2022	544
Thereafter	—
$4,456

Current liabilities

Accounts payable and accrued expenses as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts payable	$13,589	$9,541
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,644	7,252
Accrued purchasing card liability	2,089	2,381
Accrued franchise, sales and use taxes	498	479
Other accrued expenses	940	973
Accounts payable and accrued expenses	$24,760	$20,626

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued bonuses	$1,306	$3,086
Accrued wages and other payroll related items	3,803	2,453
Accrued vacation	1,498	1,338
Accrued payroll	$6,607	$6,877

5. Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2018	2017
Numerator—basic and diluted:
Net income	$10,758	$5,932

Denominator:
Weighted-average common shares - basic common stock (1)	21,026,154	20,489,532
Weighted-average common shares - diluted common stock	22,295,213	21,579,721

Net income per share - basic common stock	$0.51	$0.29
Net income per share - diluted common stock	$0.48	$0.27

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,026,154	20,489,532
Stock options and other dilutive awards	1,269,059	1,090,189
Weighted-average common shares - diluted common stock	22,295,213	21,579,721
Shares excluded from diluted weighted-average shares:
Stock options	—	25,700
Restricted stock units and restricted stock awards	75,926	—
Shares excluded from diluted weighted-average shares	75,926	25,700

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units and restricted stock awards, which were anti-dilutive for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

On December 22, 2017, Tax Cuts and Jobs Act (TCJA) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, expensing of capital expenditures, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, and limitations on the deductibility of certain executive compensation and other deductions. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. During the fourth quarter of 2017, the Company recorded a provisional net charge of $7,578 related to the TCJA due to the remeasurement of the deferred taxes.  The one-time transition tax on the mandatory deemed repatriation of foreign earnings was determined to be immaterial.

As of March 31, 2018, the Company has not completed the accounting for the income tax effects of the TCJA.  No further changes have been made to the provisional amounts reported for the transition tax or the remeasurement of the deferred taxes during the three months ended March 31, 2018.  For the foreign derived intangible income, executive compensation, and other deductions, the Company recorded an estimate in the effective tax rate for the three months ended March 31, 2018.  The Company has not yet determined a policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low tax income provisions in future periods or use the period cost method.

Given the significant complexity of the TCJA, the Company will continue to evaluate and analyze the impact of this legislation.  New guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts.

The Company has operations in the U.S., multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2013 for federal jurisdictions and the Netherlands, and 2012 to 2013 for various state tax jurisdictions. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

7. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of March 31, 2018, options to purchase 40,508 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2018, options to purchase 306,266 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2018, awards with respect to 1,476,190 shares of the Company’s common stock were outstanding, and 1,920,713 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2018, an additional 839,054 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2017	1,836,426	$0.60-$83.30	$30.77	4.58	$88.31
Granted	—	—	—
Exercised	(169,594)	0.60-58.95	26.29
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2018	1,666,832	$0.60-$83.30	$31.23	4.45	$91.61
Vested and exercisable as of March 31, 2018	1,134,940	$0.60-$83.30	$25.82	4.31	$97.02
Vested and expected to vest as of March 31, 2018	1,631,773	$0.60-$83.30	$30.98	4.44	$91.86

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of March 31, 2018 and March 31, 2017 was $7,866 and $13,511, respectively.

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

Stock Awards granted with only time-based service vesting conditions generally vest over a four-year service period, as defined in the terms of each award. Stock Awards that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance criteria established at the time of the grant of the award. The portion of the Stock Award that is earned may exceed, be equal to or be less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Stock Awards activity for the three months ended March 31, 2018, is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2017	42,028	13,109	55,137	$90.05
Granted	20,049	—	20,049	122.00
Vested	(1,836)	(4,370)	(6,206)	87.38
Forfeited/canceled	(546)	—	(546)	91.52
Unvested restricted stock units outstanding as of March 31, 2018 (1)	59,695	8,739	68,434	$99.64
Unvested and expected to vest restricted stock units outstanding as of March 31, 2018			63,143	$99.79
Unvested restricted stock awards outstanding as of December 31, 2017	20,789	20,785	41,574	$91.52
Granted	21,222	31,830	53,052	122.00
Vested	—	(6,928)	(6,928)	91.52
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of March 31, 2018 (1)	42,011	45,687	87,698	$108.30
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2018			67,432	$108.07

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2018, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $14,765, excluding estimated forfeitures.  This amount is expected to be recognized over a weighted-average period of 3.1 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2018, a total of 759,967 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2018, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2018 and March 31, 2017 was as follows:

	Three months ended
	March 31,
	2018	2017
Stock-based compensation expense by type of award:
Stock option plan awards	$1,951	$1,744
Restricted stock units and restricted stock awards	1,239	24
Employee stock purchase plan	191	123
Total stock-based compensation expense	$3,381	$1,891

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the three months ended March 31, 2018 and March 31, 2017 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 6.9%, respectively. The employee stock-based compensation expense recognized for the three months ended March 31, 2018 has been reduced for estimated forfeitures of restricted stock at a rate of 4.8%. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2018 and March 31, 2017, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense, was as follows:

	Three months ended
	March 31,
	2018	2017
Cost of revenue	$273	$191
Research and development	331	223
Sales and marketing	548	315
General and administrative	2,229	1,162
Total stock-based compensation expense	$3,381	$1,891

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees.  Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $230, net of forfeitures, to the 401(k) plan for the three months ended March 31, 2018 and $174, net of forfeitures, for the three months ended March 31, 2017.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its facilities and certain equipment under operating leases that expire through September 2024. As of March 31, 2018, the minimum aggregate payments due under operating leases and specified non-cancelable contractual obligations, which consist of software license and maintenance agreements, are summarized as follows:

	Operating leases	Related party leases	Non-cancelable contractual obligations	Total
Remaining 9 months of 2018	$1,334	$24	$433	$1,791
2019	1,923	32	578	2,533
2020	1,520	11	578	2,109
2021	898	—	456	1,354
2022	568	—	—	568
Thereafter	874	—	—	874
	$7,117	$67	$2,045	$9,229

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Rent expense for the property was $8 for the three months ended March 31, 2018.

Rent expense of $321 and $262 for the three months ended March 31, 2018 and March 31, 2017, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $48,900 of outstanding purchase orders with its outside vendors and suppliers as of March 31, 2018.

Warranty obligations

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
	2018	2017
Product warranty liability at beginning of period	$6,171	$3,480
Accruals for warranties issued	1,841	5,275
Adjustments related to preexisting warranties (including changes in estimates)	200	200
Settlements made (in cash or in kind)	(967)	(2,784)
Product warranty liability at end of period	$7,245	$6,171

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

Legal proceedings

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to specified deductibles under the policies, to protect against losses from certain liabilities and costs. At this time, the Company does not anticipate that any of these other proceedings will have a material adverse effect on the Company’s business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

9. Foreign currency exchange contracts and hedging

As of March 31, 2018 and March 31, 2017, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,397 and $17,885, respectively, and $1,620 and $7,378, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months, and had an unrealized loss of approximately $77, net of tax, and $3, net of tax, during the three months ended March 31, 2018 and March 31, 2017, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2018 and March 31, 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of March 31, 2018, the Company had twenty-six designated hedges and three non-designated hedges. As of March 31, 2017, the Company had twelve designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reduced reimbursement rates, the continued impact from competitive bidding, future declines in rental revenue, and future decline in rental patients on service;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding the timing of new products and product improvement launches;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and expanding our advertising campaigns;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems B.V. (MedSupport);
•	our expectations regarding potential trade regulations and the impact of such trade regulations on our supply chain;
•	our expectations regarding the recent data security incident;
•	our expectations regarding excess tax benefits from stock-based compensation;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One portable oxygen concentrator. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. In addition, in April 2018, we again received notice of accreditation approval from the Accreditation Commission for Health Care for all six locations in which we conduct business, effective from May 8, 2018 through May 7, 2021. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2017, we increased our internal sales representatives to 263 from 177 as of December 31, 2016 in support of our direct-to-consumer domestic sales. Typically, we expect new sales representatives to take 4 to 6 months to reach full productivity. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $1.4 million and $1.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it is suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016. We are also developing our next-generation portable oxygen concentrator (POC), the Inogen One G5.

•

Increase international business-to-business adoption. Although our main growth opportunity remains POC adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have started to build out an infrastructure over the last few years, which includes sales in 45 international countries and a new contract manufacturing partner to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in emerging markets. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (MedSupport) on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our contract manufacturer is expected to ramp capacity in 2018 to produce the vast majority of the Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and will continue to assemble compressors and sieve bed columns at our facility in Goleta, California. We expect this will allow us to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G4.

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

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including potential changes to United States policies related to global trade and tariffs.  The Company is monitoring the recently announced tariffs being considered by the United States on imported aluminum and Chinese goods in addition to potential retaliatory responses from other nations.  While the Company is currently evaluating the potential impact on the Company’s supply chain, such changes may increase our costs or require us to modify the Company’s current supply chain.

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended March 31, 2018 and March 31, 2017, approximately 21.4% and 21.8%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 76.9% and 72.2% of the non-U.S. revenue for the three months ended March 31, 2018 and March 31, 2017, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of March 31, 2018, we sold our products in 45 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $79.1 million and $52.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and business-to-business sales of our Inogen One systems, partially offset by a decline in rental revenue primarily associated with decreased reimbursement rates and a decline in patients on service. We generated net income of $10.8 million and $5.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. We generated Adjusted EBITDA of $15.5 million and $10.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2018, our retained earnings were $19.4 million.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner and resellers, who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, and overall changes in the net oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 45,400 systems in the three months ended March 31, 2018 compared to 25,600 systems for the same period in 2017. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to be down approximately 10% in 2018 as compared to 2017, primarily due to our continued focus on sales versus rentals. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our direct-to-consumer marketing efforts through hiring additional sales representatives, investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 16.9% as of March 31, 2018 compared to approximately 17.2% as of March 31, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of March 31, 2018, we had approximately 29,600 oxygen rental patients, a decrease from approximately 32,600 oxygen rental patients as of March 31, 2017. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue.

For the three months ended March 31, 2018, approximately 75.1% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

As of January 1, 2016, all areas previously not subject to competitive bidding program (non-competitive bidding areas or “non-CBAs”) have experienced reductions in the Medicare fee schedule for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). The fee schedules in the non-CBAs were adjusted based on regional averages of the single payment amounts that apply to the competitive bidding program (Adjusted Fee Schedule). The regional prices are limited by a national ceiling (110% of the average of the regional prices) and a national floor (90% of the average regional prices). From January 1, 2016 to June 30, 2016, the reimbursement rates for these non-CBAs (with dates of service from January 1, 2016 to June 30, 2016) were 50% of the un-adjusted fee schedule amount plus 50% of the Adjusted Fee schedule amount. As of July 1, 2016, Medicare reimbursed DMEPOS at 100% of the Adjusted Fee Schedule amount.  However, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed, which included a provision to roll-back the second cut to the non-CBA areas that was effective July 1, 2016 through December 31, 2016.  Pricing in these areas was increased to the rates experienced in the period from January 1, 2016 through June 30, 2016. This led to a benefit in rental revenue of $2.0 million in the fourth quarter of 2016 and $0.2 million in the first quarter of 2017. Effective January 1, 2017, rates are set at 100% of the Adjusted Fee Schedule amount, based on the regional competitive bidding rates. The Cures Act also calls for a study of the impact of the competitive bidding pricing on rural areas and accelerated the implementation of the Omnibus bill passed in December 2015 to require state Medicaid agencies to match Medicare fee schedule reimbursement rates (including single payment amounts in applicable areas), effective as of January 1, 2018, including for oxygen.

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

CMS has also re-bid for competitive bidding round two re-compete, which is associated with approximately 50% of the Medicare market, with contracts which began on July 1, 2016 and will continue through December 31, 2018. CMS updated the product categories and the competitive bidding areas in the round two re-compete contracts. Respiratory equipment now includes oxygen, oxygen equipment, continuous positive airway pressure devices, respiratory assist devices and related supplies and accessories. Nebulizers are now their own separate product category instead of being included in the respiratory equipment category. Round two re-compete is in the same geographic areas that were included in the original round two. However, as a result of the Office of Management and Budget’s updates to the original 91 round two metropolitan statistical areas, there are now 90 metropolitan statistical areas for round two re-compete and 117 competitive bidding areas (CBAs). Any CBA that was previously located in multi-

state metropolitan statistical areas was redefined so that no CBA is included in more than one state. The round two re-compete competitive bidding areas have nearly the same zip codes as the round two competitive bidding areas; the associated changes in the zip codes since competitive bidding was implemented are reflective in this round two re-compete.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 5.2% of our total revenue in the three months ended March 31, 2018. We expect the decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from to be partially offset by the “grandfathering” of existing Medicare patients (discussed below), rentals to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.2 million and $0.3 million in the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

In addition to the adoption of the competitive bidding program, from 2010 through 2015, Medicare reimbursement rates for oxygen rental services in non-CBAs were eligible to receive mandatory annual updates based upon the Consumer Price Index for all Urban Consumers, or CPI-U. For 2014, the CPI-U was +1.8%, but the multi-factor productivity adjustment (Adjustment) was -0.8%, so the net result was a 1.0% increase in fee schedule payments in 2014 for items and services provided in areas not subject to competitive bidding. However, by law, the stationary oxygen equipment codes payment amounts must be adjusted on an annual basis, as necessary, to ensure budget neutrality of the new payment class for oxygen generating portable equipment (OGPE). Thus, the increase in allowable payment amounts for stationary oxygen equipment codes increased 0.5% from 2013 to 2014. For 2015, the CPI-U was +2.1%, but the Adjustment was -0.6%, so the net result was a 1.5% increase in fee schedule payments in 2015 for stationary oxygen equipment for items and services not included in an area subject to competitive bidding. Beginning in 2016, the standard allowable for all areas was set based on regional averages of the competitive bidding prices as described previously and no fees were based on non-competitive bidding. Accordingly, we do not anticipate future adjustments to the reimbursable fees based upon changes in CPI-U. However, as of January 1, 2017 and January 1, 2018 the Medicare reimbursement rates in the non-CBAs were adjusted to ensure budget neutrality based on the increased usage of the OGPE class that led to lower rates in these areas. Effective January 1, 2018, Medicare rates for stationary oxygen (code E1390) declined by 1.2% in non-CBA areas.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 139 co-sponsors as of April 25, 2018. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

On February 12, 2018, the current presidential administration sent Congress a 2019 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. This specific proposal is estimated to save the government $6.5 billion over 10 years.  In addition to changes to competitive bidding, the 2019 budget proposal would enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including POCs.

As of March 31, 2018, we had 91 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2019 federal budget or future federal budgets, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 58% from 2009 to 2017. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more HME providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2018 and March 31, 2017, business-to-business sales as a percentage of total sales revenue were 61.0% and 62.8%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We also offer a lifetime warranty for direct-to-consumer sales of our portable concentrators. For a fixed price, we agree to provide a fully functional portable oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of portable oxygen concentrators by the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from the sale of portable oxygen concentrators with a standard warranty of three years.

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. We have vendor-specific objective evidence of the selling price for our equipment. To determine the selling price of the lifetime warranty, we use our best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considered the profit margins of the overall business, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment for three years and recognized on a straight-line basis during the fourth and fifth year, which is the estimated usage period of the contract based on the average patient life expectancy.

Other sales revenue consists of repair services and freight revenue for product shipments.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to be down approximately 10% in 2018 as compared to 2017, primarily due to our continued focus on sales instead of rentals. The only known changes to Medicare reimbursement rates in 2018 are a roughly 1.2% decline in monthly stationary rates in non-competitive bidding areas due to the fee schedule adjustment. We also expect that our rental revenue will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet.

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

We expect the average unit costs of our Inogen One and Inogen At Home systems to continue to decline in future periods as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. We also signed an additional lease in Richardson, Texas to expand our current manufacturing facilities by approximately 23,000 square feet due to increased production volumes. While we are currently evaluating the potential impact of recently announced tariffs being considered by the United States on imported aluminum and Chinese goods on the Company’s supply chain, such changes may increase our average unit cost. We expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense; service costs for rental patients, including rework costs, material, labor, freight, and consumable disposables; and logistics costs.

We expect rental gross margin percentage to be flat in 2018 compared to 2017. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in depreciation, service costs, and logistics costs.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2017, primarily due to an increase in the sales force and marketing expenses, and we expect a further increase in 2018 as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and customer base increases. In addition, we implemented a new customer relationship management (CRM) system in the second quarter of 2017 which has increased our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we are planning on adding additional headcount of approximately 240 people by year-end 2020 primarily in sales and customer service, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain partially offsetting business development incentives of up to $1.9 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport on May 4, 2017.  This acquisition is expected to increase sales and marketing costs but is also expected to improve customer service and repair services in the European markets.

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

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses) as well as interest income earned on cash equivalents and marketable securities.

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

Results of operations

Comparison of three months ended March 31, 2018 and March 31, 2017

Revenue

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales revenue	$73,584	$45,966	$27,618	60.1%	93.1%	87.6%
Rental revenue	5,467	6,534	(1,067)	-16.3%	6.9%	12.4%
Total revenue	$79,051	$52,500	$26,551	50.6%	100.0%	100.0%

Sales revenue increased $27.6 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or an increase of 60.1% over the comparable period. The increase was primarily attributable to a 19,800-unit increase in the number of oxygen systems sold. We sold approximately 45,400 oxygen systems during the three months ended March 31, 2018 compared to approximately 25,600 oxygen systems sold during the three months ended March 31, 2017, or an increase of 77.3%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, mainly due to an increase in sales representatives, as well as increased sales and marketing efforts, and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand.

Rental revenue decreased $1.1 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or a decrease of 16.3% from the comparable period. The decrease in rental revenue was primarily related to a continued focus on direct-to-consumer sales, decline in rental patients on service, reduction in Medicare reimbursement rates that took effect in the first quarter of 2018 and declines in private-payor rates which decreased reimbursements in response to lower Medicare rates. The first quarter of 2017 also included $0.2 million associated with the Cures Act that did not repeat in the first quarter of 2018.

	Three months ended
(amounts in thousands)	March 31,		Change 2018 vs. 2017		% of Revenue
Revenue by region and category	2018	2017	$	%	2018	2017
Business-to-business domestic sales	$28,016	$17,461	$10,555	60.4%	35.4%	33.3%
Business-to-business international sales	16,906	11,423	5,483	48.0%	21.4%	21.8%
Direct-to-consumer domestic sales	28,662	17,082	11,580	67.8%	36.3%	32.5%
Direct-to-consumer domestic rentals	5,467	6,534	(1,067)	-16.3%	6.9%	12.4%
Total revenue	$79,051	$52,500	$26,551	50.6%	100.0%	100.0%

Domestic sales in direct-to-consumer and business-to-business channels increased 67.8% and 60.4%, respectively, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional internal sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.  The increase in domestic business-to-business sales was primarily the result of increased demand from our private label partner and traditional HME providers, and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 48.0% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increases in sales from our partners in Europe and favorable currency fluctuations. As of March 31, 2018, we sold our products in 45 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended March 31, 2018, 89.5% was sold in Europe versus 73.2% in the comparative period in 2017. The sizable unit orders in South Korea in the first quarter of 2017 did not repeat in the first quarter of 2018. We also acquired our former distributor, MedSupport, in the second quarter of 2017, which also contributed to increased international revenues in the first quarter of 2018.

In future periods, sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to- business channel as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Cost of sales revenue	$36,948	$21,913	$15,035	68.6%	46.8%	41.8%
Cost of rental revenue	4,376	4,843	(467)	-9.6%	5.5%	9.2%
Total cost of revenue	$41,324	$26,756	$14,568	54.4%	52.3%	51.0%

Gross profit - sales revenue	$36,636	$24,053	$12,583	52.3%	46.3%	45.8%
Gross profit - rental revenue	1,091	1,691	(600)	-35.5%	1.4%	3.2%
Total gross profit	$37,727	$25,744	$11,983	46.5%	47.7%	49.0%

Gross margin percentage - sales revenue	49.8%	52.3%
Gross margin percentage- rental revenue	20.0%	25.9%
Total gross margin percentage	47.7%	49.0%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $15.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or an increase of 68.6%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $0.5 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or a decrease of 9.6% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense, primarily associated with a decrease in patients on service, partially offset by higher servicing costs. Cost of rental revenue included $2.2 million of rental asset depreciation for the three months ended March 31, 2018 and $2.7 million for the three months ended March 31, 2017.

Gross margin percentage is defined as revenue less costs of revenue divided by revenue. Sales revenue gross margin percentage decreased to 49.8% for the three months ended March 31, 2018 from 52.3% for the three months ended March 31, 2017. The decrease in sales gross margin percentage was primarily related to a reduction in domestic business-to-business average selling prices as a strategy to increase volumes in this channel, partially offset by an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit. Average business-to-business selling prices declined over the same period in the prior year, primarily due to mix related to increased volume from our private label partner and secondarily associated with pricing discounts associated with increased volumes worldwide. Total worldwide business-to-business sales revenue accounted for 61.0% of total sales revenue in the first quarter of 2018 versus 62.8% in the first quarter of 2017. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 20.0% for the three months ended March 31, 2018 from 25.9% for the three months ended March 31, 2017, primarily due to lower net revenue per rental patient resulting from the $0.2 million Cures Act benefit that did not repeat in the first quarter of 2018, the reimbursement reductions and lower billable rental patients on service in the first quarter of 2018, and higher servicing costs associated with increased logistics cost, partially offset by lower cost of rental revenue due to lower depreciation costs.

Research and development expense

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Research and development expense	$1,416	$1,309	$107	8.2%	1.8%	2.5%

Research and development expense increased $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, or an increase of 8.2% over the comparable period, primarily due to an increase in personnel-related expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales and marketing expense	$18,038	$10,529	$7,509	71.3%	22.8%	20.1%

Sales and marketing expense increased $7.5 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or an increase of 71.3% over the comparable period. The increase was primarily attributable to increases of $3.7 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $2.0 million in wages, benefits and payroll tax expense, $1.2 million in commissions expense, $0.3 million in bonus expense and $0.2 million in stock compensation expense), $2.8 million in media spending to supply leads for the increased number of sales force headcount hired, $0.3 million for dues, fees and license costs, $0.3 million in credit card processing fees and $0.3 million in clinical personnel-related expenses. In the three months ended March 31, 2018, we spent $4.8 million in media and advertising costs versus $2.0 million in the comparative period in 2017.

General and administrative expense

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
General and administrative expense	$9,573	$8,335	$1,238	14.9%	12.1%	15.9%

General and administrative expense increased $1.2 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or an increase of 14.9% over the comparable period. The increase was primarily attributable to $1.6 million of personnel-related expenses (which included increases of $1.1 million in stock compensation expense and $0.3 million in wages, benefits and payroll tax expense and $0.2 million in bonus expense) and $0.3 million of increased amortization expense. These increases were partially offset by a decrease of $1.1 million of patent defense costs and an increase of $0.4 million of net proceeds from the sale of former rental assets.

Bad debt expense, expressed as a percentage of total revenue, was 0.9% and 0.9% in the three months ended March 31, 2018 and March 31, 2017, respectively. In the three months ended March 31, 2018, we spent less than $0.1 million in patent defense costs compared to $1.1 million in the three months ended March 31, 2017.

Other income (expense), net

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Interest income	$543	$101	$442	437.6%	0.7%	0.2%
Other income	444	207	237	114.5%	0.5%	0.4%
Total other income, net	$987	$308	$679	220.5%	1.2%	0.6%

Total other income, net, increased $0.7 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was primarily due to the $0.4 million increase in interest income on cash equivalents and marketable securities.

Income tax benefit

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Income tax benefit	$(1,071)	$(53)	$(1,018)	1920.8%	-1.4%	-0.1%
Effective income tax rate	-11.1%	-0.9%

Income tax benefit increased $1.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 from the comparative period, primarily attributable to excess benefits recognized from stock-based compensation and the impact of changes in the federal tax rate associated with the Tax Cuts and Jobs Act (TCJA).

Our effective tax rate in the first quarter of 2018 decreased compared to 2017, primarily due to the changes in the federal tax rate associated with the TCJA. In the first quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $3.3 million and our effective tax rate by 33.6%, as compared to the tax rate without such benefits. For comparison, in the first quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.2 million and our effective tax rate by 37.6%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	March 31,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Net income	$10,758	$5,932	$4,826	81.4%	13.6%	11.3%

Net income increased $4.8 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, or an increase of 81.4% over the comparable year. The increase in net income was primarily related to the increase in revenues of 50.6%, improved operating expense leverage, and a lower effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2018, we had purchase obligations with outside vendors and suppliers of approximately $48.9 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.  As of March 31, 2018, we had minimum aggregate payments of $9.2 million due under operating leases, related party leases and specified non-cancelable contractual obligations related to software license and maintenance agreements.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2018.

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

Liquidity and capital resources

As of March 31, 2018, we had cash and cash equivalents of $154.3 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $34.0 million in available-for-sale certificates of deposits, corporate bonds, agency mortgage-backed securities and U.S. Treasury securities, which had maturities greater than three months that were classified as marketable securities. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $31.1 million from proceeds related to stock option exercises and our employee stock purchase plan. For the three months ended March 31, 2018 and March 31, 2017, we received $5.4 million and $2.8 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash in the three months ended March 31, 2018 consisted of our capital expenditures including additional rental equipment and other property, plant and equipment of $3.5 million and net purchases of available-for-sale investments of $3.0 million. The uses of cash were partially offset by $0.6 million of gross proceeds received from the sale of former rental assets.

We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes relating to intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2018 vs. 2017
Summary of consolidated cash flows	2018	2017	$	%
Cash provided by operating activities	$12,240	$13,212	$(972)	-7.4%
Cash used in investing activities	(5,989)	(3,765)	(2,224)	59.1%
Cash provided by financing activities	5,145	2,803	2,342	83.6%
Effect of exchange rates on cash	(65)	4	(69)	-1725.0%
Net increase in cash and cash equivalents	$11,331	$12,254	$(923)	-7.5%

(amounts in thousands)	March 31,	December 31,
Working capital	2018	2017
Cash and cash equivalents	$154,284	$142,953
Marketable securities	34,012	30,991
Accounts receivable, net	35,089	31,444
Inventories, net	22,965	18,842
Deferred cost of revenue	335	361
Income tax receivable	591	1,313
Prepaid expenses and other current assets	3,778	2,584
Total current assets	251,054	228,488

Accounts payable and accrued expenses	24,760	20,626
Accrued payroll	6,607	6,877
Warranty reserve-current	2,829	2,505
Deferred revenue-current	3,152	3,533
Income tax payable	319	345
Total current liabilities	37,667	33,886

Net working capital	$213,387	$194,602

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased revenue, improving product mix and lower cost of revenue.

Net cash provided by operating activities for the three months ended March 31, 2018 consisted primarily of our net income of $10.8 million and non-cash expense items such as provision for sales returns and doubtful accounts of $4.9 million, stock-based compensation expense of $3.4 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $3.0 million, provision for rental revenue adjustments of $0.7 million, and loss on disposal of rental equipment and other fixed assets of $0.3 million. These were partially offset by an increase in deferred tax assets of $1.8 million and gain on former rental assets of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $8.7 million.

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

For the three months ended March 31, 2018, we had $11.6 million of purchases that we invested in certificates of deposits, corporate bonds, agency mortgage-backed securities, and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $8.5 million in maturities of available-for-sale investments. In addition, we invested $3.5 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former rental assets of $0.6 million.

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

For the three months ended March 31, 2018, net cash provided by financing activities consisted of $5.4 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.3 million.

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

Current assets increased $22.6 million during the three months ended March 31, 2018 from December 31, 2017, primarily due to an increase in cash, cash equivalents and marketable securities of $14.4 million driven by strong cash flows from operations as well as increases of $4.1 million in net inventories, $3.6 million in net accounts receivable, and $1.2 million in prepaid expenses and other current assets. These were partially offset by a decrease in income tax receivable of $0.7 million.

Gross accounts receivable increased $4.4 million during the three months ended March 31, 2018 from December 31, 2017, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $4.5 million primarily as a result of higher sales in the first quarter of 2018 versus the fourth quarter of 2017 where total sales revenues were $73.6 million and $58.4 million, respectively, partially offset by a decrease in gross rental accounts receivable balances of $0.1 million. Allowances on accounts receivable increased $0.7 million during the three months ended March 31, 2018 from December 31, 2017 primarily due to an increase in the allowance for sales returns of $0.5 million from the comparative consolidated balance sheet date as a result of higher sales in the first quarter of 2018 versus the fourth quarter of 2017.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $3.8 million during the three months ended March 31, 2018 from December 31, 2017, primarily due to an increase in accounts payable and accrued expenses of $4.1 million mainly caused by the timing of payments for inventory as well as increases in warranty reserve of $0.3 million. These were offset by decreases in deferred revenue of $0.4 million and accrued payroll of $0.3 million.

Sources of funds

Our cash provided by operating activities in the three months ended March 31, 2018 was $12.2 million compared to $13.2 million in the three months ended March 31, 2017. As of March 31, 2018, we had cash and cash equivalents of $154.3 million.

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

We include EBITDA, Adjusted EBITDA and non-GAAP net income in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and non-GAAP net income as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of stock-based compensation expense. Because EBITDA, Adjusted EBITDA and non-GAAP net income facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and non-GAAP net income for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and non-GAAP net income and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and non-GAAP net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2018	2017
Net income	$10,758	$5,932
Non-GAAP adjustments:
Interest income	(543)	(101)
Benefit for income taxes	(1,071)	(53)
Depreciation and amortization	2,993	3,204
EBITDA (non-GAAP)	12,137	8,982
Stock-based compensation	3,381	1,891
Adjusted EBITDA (non-GAAP)	$15,518	$10,873

(amounts in thousands)	Three months ended March 31,
Non-GAAP net income	2018	2017
Net income	$10,758	$5,932
Non-GAAP adjustments:
2017 U.S. tax reform (1)	—	—
Non-GAAP net income	$10,758	$5,932

(1) On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company. During the fourth quarter of 2017, the Company recorded an estimated one-time net charge due to the impact of changes in the tax rate, primarily on deferred tax assets. There were no related charges during the first quarter of 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $154.3 million as of March 31, 2018, which consisted of highly-liquid investments with a maturity of three months or less, and $34.0 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2018 and December 31, 2017. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months ended March 31, 2018 or March 31, 2017.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport with net assets denominated in Euros in the second quarter of 2017. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2018 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.2 million decline in revenue for the first three months of 2018. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, we are from time to time involved in various legal proceedings or potential legal proceedings, including matters involving employment, product liability and intellectual property. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain liabilities and costs. At this time, we do not anticipate that any of these proceedings will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, quality, service and price.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc. and Rotech Healthcare, Inc. have been among the market leaders in providing oxygen therapy, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.4 million and $1.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three months ended March 31, 2018 and March 31, 2017, respectively, sales revenue to our top 10 customers accounted for approximately 40.4% and 42.3%, respectively, of our total revenue. For the three months ended March 31, 2018 and March 31, 2017, we have one customer who was over 10% of our total revenue.  We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced and there would be an adverse effect on our business, financial conditions and results of operations.

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

A significant majority of our rental patients who use our product have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended March 31, 2018 and March 31, 2017, we derived 5.2% and 9.1%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 16.9% as of March 31, 2018, which is slightly lower than the capped patients as a percentage of total patients on service of approximately 17.0% as of December 31, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

These legislative provisions as currently in effect have had and will continue to have a material and/or adverse effect on our business, financial condition and operating results.

The Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). This was effective beginning January 1, 2018.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of April 25, 2018, there were 139 co-sponsors on this bill. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2018 and March 31, 2017, approximately 6.9% and 12.4%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

Beginning in the fourth quarter of 2017, we began utilizing a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 concentrators. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

The rapid growth of our business has placed a significant strain on our managerial and operational resources and systems. To execute our anticipated growth successfully, we must continue to attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel.   We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands.

We plan to continue the expansion of our facilities located in Richardson, Texas and Cleveland, Ohio. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators, is expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

During the three months ended March 31, 2018 and March 31, 2017, approximately 21.4% and 21.8%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2018, we experienced a net foreign currency gain of $0.4 million, and for the three months ended March 31, 2017, we experienced a net foreign currency gain of $0.2 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  In addition, currency hedging may result in a reduction in revenue should the currency strengthen during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2017. Additional information on our hedging arrangements is also contained in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We and our vendors and service providers rely on information technology networks and systems, and if we are unable to protect against service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cybersecurity risks, data security incidents, telecommunication failures, user errors or catastrophic events. Like other companies, we have experienced data security incidents before.  For example, on April 13, 2018, we announced that messages within an employee email account were accessed by unknown persons outside of our company without authorization.  Some of the messages and attached files in that email account contained personal information belonging to our rental customers.  We immediately took steps to secure customer information and hired a leading forensics firm to investigate the incident and to bolster our security.  The unauthorized access of the potentially impacted email account appears to have occurred between January 2, 2018 and March 14, 2018.  We notified approximately 30,000 current and former rental customers of this incident as well as the applicable regulatory authorities.  We also provided resources, including credit monitoring and an insurance reimbursement policy, to assist all potentially affected individuals.  We will incur remedial, legal and other costs in connection with this incident. We have insurance coverage in place for certain potential liabilities and costs relating to the incident, but this insurance is limited in amount, subject to a deductible, and may not be adequate to protect against all costs arising from this incident.

If our information technology networks and systems suffer unauthorized access, severe damage, disruption or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and our business could be negatively affected. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including protected health information), and data loss and corruption. There is no assurance that we will not experience service interruptions, security breaches, cyber security risks and data security incidents, or other information technology failures in the future.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and attacks, we have implemented and periodically review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss.  For example, we have recently increased the security of our systems by requiring all email users to change their passwords following our recent data security incident and sooner than they would have otherwise been required to.  We also implemented multi-factor authentication for remote email access and have taken additional steps to further limit access to our systems.  However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information or failure to comply with regulatory or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material.  In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in significant costs.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period.  In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate.  For example, in the three months ended March 31, 2018 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $3.3 million and our effective tax rate by 33.6% as compared to the tax rate without such benefits.  In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase.  The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate.  These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

The 2017 Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax.  The U.S. Department of Treasury has broad authority to issues regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change.  Changes in tax law or tax rulings, or changes in interpretations of existing law, could materially affect our financial position, results of operations, and cash flows.  For example, changes to the U.S. tax laws enacted in December 2017 had a significant impact on our deferred tax assets, income tax provision and effective tax rate for the three and twelve months ended December 31, 2017.  In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

Approximately 21.4% and 21.8% of our revenue was from sales outside of the United States for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, we sold our products in 45 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

As of March 31, 2018, we sold our products in 45 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of March 31, 2018, we have seven pending U.S. patent applications, thirty-one issued U.S. patents and one issued Canadian patent relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on

October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringe U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. Additionally, CAIRE, Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleged that we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” While we settled our lawsuit with SDGIP in October 2017 and with CAIRE in December 2017, if we fail in defending against similar lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages and injunctive relief, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of pending lawsuits could have a material effect on our business and operating results.

From time to time, we have also commenced litigation to enforce our intellectual property rights. For example, we previously pursued litigation against Inova Labs, Inc. (a subsidiary of ResMed Corp.) for infringement of two of our patents seeking damages, injunctive relief, costs, and attorneys’ fees. While we settled our lawsuit with Inova Labs in June 2016, an adverse decision in any other legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

We cannot provide assurance that our products or methods do not infringe or appear to not infringe the patents or other intellectual property rights of third parties and if our business is successful, the possibility may increase that others will assert infringement claims against us whether valid or frivolous.

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appearing to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some companies opt not to publish their patent applications, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s patents in litigation or other proceedings, including patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. We cannot be certain that we will successfully defend against allegations of infringement of patents or other intellectual property rights. In the event that we become subject to a patent infringement or other intellectual property related lawsuit and if the asserted patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the asserted patents or other intellectual property, or violate the terms of a license to which we are a party, we could be required to do one or more of the following:

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

Some of our employees and consultants were previously employed by or contracted with other medical device companies focused on the development of oxygen therapy products, including our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

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

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Now that we are no longer an “emerging growth company,” our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, and the cost of our compliance with Section 404(b) is higher. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Now that we are no longer an “emerging growth company,” our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

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

As of March 31, 2018, one holder of approximately 3.5 million shares, or approximately 16.7%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 57.6% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors; and
•	require a super-majority of votes to amend certain of the above-mentioned provisions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2018 and March 31, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1(1)	First Amendment to Private Label Distribution Agreement by and between the Company and Applied Home Healthcare Equipment, LLC, dated as of February 21, 2018

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	April 30, 2018	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	April 30, 2018	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)