Form 10-Q
period 2018-06-30
Inogen Inc
filed 2018-08-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 21,350,470 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$166,344	$142,953
Marketable securities	42,068	30,991
Accounts receivable, net	37,472	31,444
Inventories, net	27,407	18,842
Deferred cost of revenue	381	361
Income tax receivable	2,655	1,313
Prepaid expenses and other current assets	6,667	2,584
Total current assets	282,994	228,488
Property and equipment
Rental equipment, net	46,638	49,349
Manufacturing equipment and tooling	7,272	6,858
Computer equipment and software	6,138	5,484
Furniture and equipment	975	746
Leasehold improvements	2,098	1,598
Land and building	125	125
Construction in process	3,069	408
Total property and equipment	66,315	64,568
Less accumulated depreciation	(44,343)	(44,465)
Property and equipment, net	21,972	20,103
Goodwill	2,304	2,363
Intangible assets, net	4,093	4,717
Deferred tax asset - noncurrent	20,736	18,636
Other assets	537	765
Total assets	$332,636	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$31,174	$20,626
Accrued payroll	9,108	6,877
Warranty reserve - current	3,223	2,505
Deferred revenue - current	3,383	3,533
Income tax payable	344	345
Total current liabilities	47,232	33,886
Long-term liabilities
Warranty reserve - noncurrent	5,507	3,666
Deferred revenue - noncurrent	11,713	9,402
Deferred tax liability - noncurrent	340	348
Other noncurrent liabilities	938	729
Total liabilities	65,730	48,031
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,321,543 and 20,976,350 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	231,879	218,109
Retained earnings	34,007	8,639
Accumulated other comprehensive income	999	272
Total stockholders' equity	266,906	227,041
Total liabilities and stockholders' equity	$332,636	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Sales revenue	$91,987	$58,038	$165,571	$104,004
Rental revenue	5,251	6,083	10,718	12,617
Total revenue	97,238	64,121	176,289	116,621
Cost of revenue
Cost of sales revenue	44,968	27,993	81,916	49,906
Cost of rental revenue, including depreciation of $1,966 and $2,522 for the three months ended and $4,131 and $5,211 for the six months ended,
respectively	3,800	4,561	8,176	9,404
Total cost of revenue	48,768	32,554	90,092	59,310
Gross profit
Gross profit-sales revenue	47,019	30,045	83,655	54,098
Gross profit-rental revenue	1,451	1,522	2,542	3,213
Total gross profit	48,470	31,567	86,197	57,311
Operating expense
Research and development	1,775	1,260	3,191	2,569
Sales and marketing	22,999	11,945	41,037	22,474
General and administrative	9,675	9,865	19,248	18,200
Total operating expense	34,449	23,070	63,476	43,243
Income from operations	14,021	8,497	22,721	14,068
Other income (expense)
Interest income	673	146	1,216	247
Other income (expense)	(1,048)	523	(604)	730
Total other income (expense), net	(375)	669	612	977
Income before provision (benefit) for income taxes	13,646	9,166	23,333	15,045
Provision (benefit) for income taxes	(964)	828	(2,035)	775
Net income	14,610	8,338	25,368	14,270
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	76	197	184	197
Change in net unrealized gains (losses) on foreign currency hedging	723	(300)	474	(246)
Less: reclassification adjustment for net (gains) losses included in net income	(103)	49	69	(8)
Total net change in unrealized gains (losses) on foreign currency hedging	620	(251)	543	(254)
Change in net unrealized gains (losses) on available-for-sale investments	19	(6)	—	58
Total other comprehensive income (loss), net of tax	715	(60)	727	1
Comprehensive income	$15,325	$8,278	$26,095	$14,271

Basic net income per share attributable to common stockholders (Note 5)	$0.69	$0.40	$1.20	$0.69
Diluted net income per share attributable to common stockholders (Note 5)	$0.65	$0.38	$1.13	$0.66
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,172,170	20,622,320	21,099,566	20,556,293
Diluted common shares	22,503,749	21,848,359	22,409,011	21,731,592

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2016	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088
Stock-based compensation	—	—	4,107	—	—	4,107
Employee stock purchases	11,805	—	581	—	—	581
Stock options exercised	308,132	1	6,729	—	—	6,730
Net income	—	—	—	14,270	—	14,270
Other comprehensive income	—	—	—	—	1	1
Balance, June 30, 2017 (unaudited)	20,709,797	$21	$205,883	$1,907	$(34)	$207,777

Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	6,567	—	—	6,567
Employee stock purchases	12,013	—	988	—	—	988
Restricted stock awards issued	53,052	—	—	—	—	—
Vesting of restricted stock units	6,665	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(2,553)	—	(302)	—	—	(302)
Stock options exercised	276,016	—	6,517	—	—	6,517
Net income	—	—	—	25,368	—	25,368
Other comprehensive income	—	—	—	—	727	727
Balance, June 30, 2018 (unaudited)	21,321,543	$21	$231,879	$34,007	$999	$266,906

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$25,368	$14,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,809	6,321
Loss on rental units and other fixed assets	525	604
Gain on sale of former rental assets	(401)	(50)
Provision for sales returns and doubtful accounts	9,942	6,702
Provision for rental revenue adjustments	1,429	2,903
Provision for inventory obsolescence and other inventory losses	227	102
Stock-based compensation expense	6,567	4,107
Deferred income taxes	(2,100)	662
Changes in operating assets and liabilities:
Accounts receivable	(17,480)	(12,369)
Inventories	(9,070)	(2,154)
Deferred cost of revenue	(20)	13
Income tax receivable	(1,346)	(1,062)
Prepaid expenses and other current assets	(4,084)	(157)
Other noncurrent assets	(104)	—
Accounts payable and accrued expenses	10,830	8,466
Accrued payroll	2,235	(1,551)
Warranty reserve	2,559	1,171
Deferred revenue	2,161	2,228
Income tax payable	7	(61)
Other noncurrent liabilities	209	(34)
Net cash provided by operating activities	33,263	30,111
Cash flows from investing activities
Purchases of available-for-sale investments	(39,312)	(22,725)
Maturities of available-for-sale investments	28,235	14,318
Investment in property and equipment	(4,541)	(969)
Production and purchase of rental equipment	(2,447)	(1,834)
Proceeds from sale of former assets	619	91
Payment for acquisition, net of cash acquired	—	(4,442)
Net cash used in investing activities	(17,446)	(15,561)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from financing activities
Proceeds from stock options exercised	6,517	6,730
Proceeds from employee stock purchases	988	581
Payment of employment taxes related to release of restricted stock	(302)	—
Net cash provided by financing activities	7,203	7,311
Effect of exchange rates on cash	371	(1)
Net increase in cash and cash equivalents	23,391	21,860
Cash and cash equivalents, beginning of period	142,953	92,851
Cash and cash equivalents, end of period	$166,344	$114,711

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$1,631	$1,070
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$204	$153

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company calls the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8, 4.8 or 7.0 pounds with a single battery. The Company’s Inogen One G4® and Inogen One G3® have up to 2.6 and 4.7 hours of battery life, respectively, with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2016. The Company estimates based on 2016 Medicare data that the number of patients using portable oxygen concentrators represents approximately 9.1% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. Based on 2016 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators. The Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning the Company markets its products to patients, processes their physician paperwork, provides clinical support as needed and bills Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009, the Company has directly sold or rented more than 465,000 of its Inogen oxygen concentrators as of June 30, 2018.

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

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements of the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Revenue from the sale of the Company’s repair services is recognized when the performance obligations are satisfied, and collection of the receivables is probable. Other revenue from sale of replacement parts and non-warranty repair services is generally recognized when product is shipped to customers.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase.  The increase in deferred revenue related to lifetime warranties for the six months ended June 30, 2018 was primarily driven by $3,300 of payments received in advance of satisfying the distinct performance obligation, partially offset by $615 of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.  Lifetime warranties on direct-to-consumer sales revenue of $13,505 and $10,820 as of June 30, 2018 and December 31, 2017, respectively, are classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

The Company elected to apply the practical expedient in accordance with Accounting Standards Codification (ASC) 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component.  The Company does not expect any revenue to be recognized over a multi-year period.

The Company’s sales revenue is primarily derived from the sale of its Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, home medical equipment providers, distributors, the Company’s private label partner and resellers worldwide.  Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. The following table sets forth the Company’s sales revenue disaggregated by sales channel and geographic region:

	Three months ended		Six months ended
	June 30,		June 30,
Revenue by region and category	2018	2017	2018	2017
Business-to-business domestic sales	$32,943	$21,154	$60,959	$38,615
Business-to-business international sales	20,759	14,919	37,665	26,342
Direct-to-consumer domestic sales	38,285	21,965	66,947	39,047
Total sales revenue	$91,987	$58,038	$165,571	$104,004

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 840 —Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If the Company determines that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practice Expedient for Transition to Topic 842, which is an amendment to ASU No. 2016-02 that offers a practical expedient for accounting for land easements.  This practice expedient allows an entity the option of not evaluating existing land easements under ASC 842.  New or modified land easements will still require evaluation under ASC 842 on a prospective basis beginning on the date of adoption. While the Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures, the Company expects its operating leases, as disclosed in Note 8 – Commitments and contingencies, will be subject to the new standard. The Company intends to recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company’s total assets and liabilities. The Company plans to adopt the standard on January 1, 2019.

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

In January 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance permits entities the option to reclassify tax effects that are stranded in accumulated other comprehensive income as a result of the implementation of the Tax Cuts and Jobs Act to retained earnings.  The Company intends to adopt the standard on January 1, 2019 and does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance modifies the accounting for nonemployee share-based payments.  The Company intends to adopt the standard on January 1, 2019 and does not currently have an impact on the Company’s consolidated financial statement presentation or results.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains/(losses)	Fair value	equivalents	securities
Cash	$45,660	$—	$45,660	$45,660	$—
Level 1:
Money market accounts	120,684	—	120,684	120,684	—

Level 2:
Certificates of deposit	1,476	(1)	1,475	—	1,475
Corporate bonds	18,141	(27)	18,114	—	18,114
U.S. Treasury securities	22,474	5	22,479	—	22,479
Total	$208,435	$(23)	$208,412	$166,344	$42,068

	As of December 31, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$46,237	$—	$46,237	$46,237	$—
Level 1:
Money market accounts	93,430	—	93,430	93,430	—

Level 2:
Certificates of deposit	11,010	(4)	11,006	490	10,516
Corporate bonds	20,789	(21)	20,768	2,796	17,972
Agency mortgage-backed securities	2,005	(1)	2,004	—	2,004
U.S. Treasury securities	499	—	499	—	499
Total	$173,970	$(26)	$173,944	$142,953	$30,991

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

June 30, 2018
Due within one year	$42,068

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $739 and a payable of $66 as of June 30, 2018 and December 31, 2017, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly but may assess it monthly. For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	losses on	gains (losses)	other
	translation	available-for-	on cash	comprehensive
	adjustments	sale investments	flow hedges	income
Balance as of December 31, 2017	$363	$(17)	$(74)	$272
Other comprehensive gain	184	—	543	727
Balance as of June 30, 2018	$547	$(17)	$469	$999

Comprehensive income is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income.

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

	June 30,	December 31,
Cash and cash equivalents	2018	2017
Cash	$45,660	$46,237
Money market accounts	120,684	93,430
Certificates of deposit	—	490
Corporate bonds	—	2,796
Total cash and cash equivalents	$166,344	$142,953
Marketable securities
Certificates of deposit	$1,475	$10,516
Corporate bonds	18,114	17,972
Agency mortgage-backed securities	—	2,004
U.S. Treasury securities	22,479	499
Total marketable securities	$42,068	$30,991

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2018 and December 31, 2017, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,251 and $1,470, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
Gross accounts receivable	2018	2017
Rental (1)	$5,451	$6,236
Business-to-business & other receivables (2)	35,943	28,474
Total gross accounts receivable	$41,394	$34,710

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
Net accounts receivable	2018	2017
Rental (1)	$3,240	$4,212
Business-to-business & other receivables (2)	34,232	27,232
Total net accounts receivable	$37,472	$31,444

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $10,763 and $10,394 as of June 30, 2018 and December 31, 2017, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $18,000 in coverage as of June 30, 2018 and allocated up to $12,000 in coverage as of December 31, 2017 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
Allowances - accounts receivable	2018	2017
Doubtful accounts	$1,356	$1,415
Rental revenue adjustments	1,081	947
Sales returns	1,485	904
Total allowances - accounts receivable	$3,922	$3,266

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2018 and June 30, 2017. Two customers with accounts receivable balances of $10,763 and $6,484, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of June 30, 2018, and two customers with accounts receivable balances of $10,394 and $6,459, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2017.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2018, the Company’s three major vendors accounted for 20.2%, 13.8%, and 9.3%, respectively, of total raw material purchases. For the six months ended June 30, 2017, the Company’s three major vendors accounted for 18.6%, 14.6% and 9.8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 76.0% and 75.4% of the non-U.S. revenue for the three months ended June 30, 2018 and June 30, 2017, respectively, were invoiced in Euros. Approximately, 76.4% and 73.9% of the non-U.S. revenue for the six months ended June 30, 2018 and June 30, 2017, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. revenue	$76,479	$49,202	$138,624	$90,279
Non-U.S. revenue	20,759	14,919	37,665	26,342
Total revenue	$97,238	$64,121	$176,289	$116,621

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $312 and $644 as of June 30, 2018 and December 31, 2017, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials and work-in-progress	$22,866	$16,324
Finished goods	5,145	2,917
Less: reserves	(604)	(399)
Inventories	$27,407	$18,842

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $630 and $694 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $1,190 and $1,345 for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2018 and June 30, 2017, respectively.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rental equipment	$1,966	$2,522	$4,131	$5,211
Other property and equipment	551	470	1,081	958
Total depreciation and amortization	$2,517	$2,992	$5,212	$6,169

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for June 30, 2018 and December 31, 2017, respectively.

	June 30,	December 31,
Property and equipment	2018	2017
Rental equipment, net of allowances of $764 and $754, respectively	$46,638	$49,349
Other property and equipment	19,677	15,219
Property and equipment	66,315	64,568

Accumulated depreciation
Rental equipment	33,822	34,754
Other property and equipment	10,521	9,711
Accumulated depreciation	44,343	44,465

Property and equipment, net
Rental equipment, net of allowances of $764 and $754, respectively	12,816	14,595
Other property and equipment	9,156	5,508
Property and equipment, net	$21,972	$20,103

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or six months ended June 30, 2018 and June 30, 2017.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

Balance as of December 31, 2017	$2,363
Translation adjustment	(59)
Balance as of June 30, 2018	$2,304

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or six months ended June 30, 2018 and June 30, 2017. Amortization expense for intangible assets for the three months ended June 30, 2018 and June 30, 2017 was $299 and $125, respectively, and for the six months ended June 30, 2018 and June 30, 2017 was $597 and $152, respectively.

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$146	$39
Patents and websites	5	4,173	1,304	2,869
Customer relationships	4	1,402	409	993
Non-compete agreement	2.3	233	91	142
Commercials	2-3	303	253	50
Total		$6,296	$2,203	$4,093

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$137	$48
Patents and websites	5	4,173	959	3,214
Customer relationships	4	1,437	240	1,197
Non-compete agreement	3	240	52	188
Commercials	2-3	303	233	70
Total		$6,338	$1,621	$4,717

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

June 30, 2018
Remaining 6 months of 2018	$617
2019	1,126
2020	1,022
2021	783
2022	545
Thereafter	—
$4,093

Current liabilities

Accounts payable and accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$17,823	$9,541
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,519	7,252
Accrued purchasing card liability	2,567	2,381
Accrued franchise, sales and use taxes	491	479
Other accrued expenses	774	973
Accounts payable and accrued expenses	$31,174	$20,626

Accrued payroll as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued bonuses	$3,592	$3,086
Accrued wages and other payroll related items	2,685	1,746
Accrued vacation	1,767	1,338
Accrued employee stock purchase plan deductions	1,064	707
Accrued payroll	$9,108	$6,877

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator—basic and diluted:
Net income	$14,610	$8,338	$25,368	$14,270

Denominator:
Weighted-average common shares - basic common stock (1)	21,172,170	20,622,320	21,099,566	20,556,293
Weighted-average common shares - diluted common stock	22,503,749	21,848,359	22,409,011	21,731,592

Net income per share - basic common stock	$0.69	$0.40	$1.20	$0.69
Net income per share - diluted common stock	$0.65	$0.38	$1.13	$0.66

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,172,170	20,622,320	21,099,566	20,556,293
Stock options and other dilutive awards	1,331,579	1,226,039	1,309,445	1,175,299
Weighted-average common shares - diluted common stock	22,503,749	21,848,359	22,409,011	21,731,592
Shares excluded from diluted weighted-average shares:
Stock options	—	64,498	—	69,498
Restricted stock units and restricted stock awards	25,194	—	83,517	5,700
Shares excluded from diluted weighted-average shares	25,194	64,498	83,517	75,198

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units and restricted stock awards, which were anti-dilutive for the three months and six months ended June 30, 2018 and June 30, 2017, respectively.

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

As of June 30, 2018, the Company has not completed the accounting for the income tax effects of the TCJA.  No further changes have been made to the provisional amounts reported for the transition tax or the remeasurement of the deferred taxes during the six months ended June 30, 2018.  For the foreign derived intangible income, executive compensation, and other deductions, the Company recorded an estimate in the effective tax rate for the six months ended June 30, 2018.  The Company has not yet determined a policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low tax income provisions in future periods or use the period cost method.

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

7. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2018, options to purchase 18,949 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2018, options to purchase 279,171 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2018, awards with respect to 1,414,048 shares of the Company’s common stock were outstanding, and 1,914,110 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2017	1,836,426	$0.60-$83.30	$30.77	4.58	$88.31
Granted	—	—	—
Exercised	(276,016)	0.60-58.95	23.61
Forfeited	(625)	24.52	24.52
Expired	—	—	—
Outstanding as of June 30, 2018	1,559,785	$0.60-$83.30	$32.04	4.24	$154.29
Vested and exercisable as of June 30, 2018	1,128,065	$0.60-$83.30	$27.97	4.12	$158.36
Vested and expected to vest as of June 30, 2018	1,531,385	$0.60-$83.30	$31.85	4.23	$154.48

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of June 30, 2018 and June 30, 2017 was $6,419 and $13,285, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the six months ended June 30, 2018, is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2017	42,028	13,109	55,137	$90.05
Granted	28,273	—	28,273	137.92
Vested	(2,295)	(4,370)	(6,665)	86.70
Forfeited/canceled	(1,452)	—	(1,452)	104.81
Unvested restricted stock units outstanding as of June 30, 2018 (1)	66,554	8,739	75,293	$108.04
Unvested and expected to vest restricted stock units outstanding as of June 30, 2018			69,947	$108.69
Unvested restricted stock awards outstanding as of December 31, 2017	20,789	20,785	41,574	$91.52
Granted	21,222	31,830	53,052	122.00
Vested	—	(6,928)	(6,928)	91.52
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of June 30, 2018 (1)	42,011	45,687	87,698	$108.30
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2018			69,176	$108.43

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2018, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $12,214, excluding estimated forfeitures.  This amount is expected to be recognized over a weighted-average period of 2.8 years.

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

As of June 30, 2018, a total of 759,967 shares of common stock were available for sale pursuant to the ESPP.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For 2018, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months and six months ended June 30, 2018 and June 30, 2017 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock option plan awards	$1,548	$2,055	$3,500	$3,799
Restricted stock units and restricted stock awards	1,416	24	2,654	48
Employee stock purchase plan	222	137	413	260
Total stock-based compensation expense	$3,186	$2,216	$6,567	$4,107

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the six months ended June 30, 2018 and June 30, 2017 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the six months ended June 30, 2018 and June 30, 2017 has been reduced for estimated forfeitures of restricted stock at a rate of 4.7% and 5.7%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months and six months ended June 30, 2018 and June 30, 2017, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$259	$212	$532	$403
Research and development	330	250	661	473
Sales and marketing	583	347	1,131	662
General and administrative	2,014	1,407	4,243	2,569
Total stock-based compensation expense	$3,186	$2,216	$6,567	$4,107

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $417, net of forfeitures, to the 401(k) plan for the six months ended June 30, 2018 and $293, net of forfeitures, for the six months ended June 30, 2017.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its facilities and certain equipment under operating leases that expire through September 2024. As of June 30, 2018, the minimum aggregate payments due under operating leases and specified non-cancelable contractual obligations, which consist of software license and maintenance agreements, are summarized as follows:

	Operating leases	Related party leases	Non-cancelable contractual obligations	Total
Remaining 6 months of 2018	$999	$16	$289	$1,304
2019	2,437	31	578	3,046
2020	2,195	10	578	2,783
2021	1,580	—	456	2,036
2022	1,262	—	—	1,262
Thereafter	2,130	—	—	2,130
	$10,603	$57	$1,901	$12,561

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Rent expense for the property was $8 and $16 for the three and six months ended June 30, 2018.

Rent expense of $408 and $278 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $729 and $540 for the six months ended June 30, 2018 and June 30, 2017, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $60,400 of outstanding purchase orders with its outside vendors and suppliers as of June 30, 2018.

Warranty obligations

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
	2018	2017
Product warranty liability at beginning of period	$6,171	$3,480
Accruals for warranties issued	4,050	5,275
Adjustments related to preexisting warranties (including changes in estimates)	300	200
Settlements made (in cash or in kind)	(1,791)	(2,784)
Product warranty liability at end of period	$8,730	$6,171

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

9. Foreign currency exchange contracts and hedging

As of June 30, 2018 and June 30, 2017, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $3,072 and $12,477, respectively, and $2,529 and $8,644, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months, and had an unrealized gain of approximately $543, net of tax, during the six months ended June 30, 2018, and an unrealized loss of approximately $254, net of tax, during the six months ended June 30, 2017.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2018 and June 30, 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of June 30, 2018, the Company had twenty-one designated hedges and four non-designated hedges. As of June 30, 2017, the Company had thirteen designated hedges and four non-designated hedges.

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
•

our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems and the impact of the recent reduction in the retail price of our products;

•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and expanding our advertising campaigns;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport Systems B.V. (MedSupport);
•	our expectations regarding trade regulations and the impact of such trade regulations on our supply chain;
•	our expectations regarding excess tax benefits from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing approximately 2.8 or 4.8 pounds with a single battery. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One portable oxygen concentrator. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care. We believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer marketing strategy in the United States, meaning we advertise directly to patients, process their physician paperwork, provide clinical support as needed and bill Medicare or insurance on their behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2017, we increased our inside sales representatives to 263 from 177 as of December 31, 2016 in support of our direct-to-consumer domestic sales. Typically, we expect new inside sales representatives to take 4 to 6 months to reach full productivity. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.

•

Invest in our product offerings to develop innovative products. We expended $1.8 million and $1.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it is suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We also launched an upgraded battery option for the Inogen One G3 system to increase battery life by approximately 10% in the fourth quarter of 2016. We are also developing our next-generation portable oxygen concentrator (POC), the Inogen One G5 and developing connectivity capabilities for our products.

•

Increase international business-to-business adoption. Although our main growth opportunity remains POC adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have started to build out an infrastructure over the last few years, which includes sales in 46 international countries and a contract manufacturing partner to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. In the second quarter of 2018, we received reimbursement approval of the Inogen One G4 product in France.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (MedSupport) on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our contract manufacturer produces the vast majority of the Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facilities in Richardson, Texas and Goleta, California. This has allowed us to continue to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G4.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended June 30, 2018 and June 30, 2017, approximately 21.3% and 23.3%, respectively, and 21.4% and 22.6% for the six months ended June 30, 2018 and June 30, 2017, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 76.0% and 75.4% of the non-U.S. revenue for the three months ended June 30, 2018 and June 30, 2017, respectively, and 76.4% and 73.9% for the six months ended June 30, 2018 and June 30, 2017, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of June 30, 2018, we sold our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $97.2 million and $64.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $176.3 million and $116.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and business-to-business sales of our Inogen One systems, partially offset by a decline in rental revenue primarily associated with a decline in patients on service. We generated net income of $14.6 million and $8.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $25.4 million and $14.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. We generated Adjusted EBITDA of $19.0 million and $14.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $34.5 million and $25.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2018, our retained earnings were $34.0 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products. For example, in the second quarter of 2018, we completed a direct-to-consumer pricing elasticity trial which indicated that by lowering our price we can expand access to our products and increase sales volumes while also improving our total gross margin profile. Accordingly, as of June 1, 2018, we reduced the starting retail minimum advertised price for our Inogen One G3 and Inogen One G4 systems.

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

We sold approximately 54,700 systems in the three months ended June 30, 2018 compared to 32,400 systems for the same period in 2017. We sold approximately 100,100 systems in the six months ended June 30, 2018 compared to 58,000 systems for the same period in 2017. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, the physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity. Once the product is deployed, the patient receives direction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the time from initial contact with a patient to billing can vary significantly and be up to one month or longer.

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

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 17.7% as of June 30, 2018 compared to approximately 17.9% as of June 30, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of June 30, 2018, we had approximately 28,500 oxygen rental patients, a decrease from approximately 32,300 oxygen rental patients as of June 30, 2017. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and adjustments for patients in transition.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue.

For the three months and six months ended June 30, 2018, approximately 76.5% and 75.8% of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.  Effective January 1, 2016, the current standard Medicare allowable varies by state instead of the one national standard allowable as in previous years. Effective January 1, 2016, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $135.14 to $145.61 per month and the OGPE rentals (E1392) ranges from $46.69 to $49.52 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

As of January 1, 2011, Medicare phased in the competitive bidding program. The competitive bidding program impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for specific product categories within a specified geographic region called competitive bidding areas, or CBAs. Once bids have been placed, an individual company’s bids within a product category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against all bidding suppliers. Medicare determines a “clearing price” out of these weighted-average prices, at which a sufficient number of suppliers have indicated they will support patients in the category. This threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. A competitive bidding contract lasts up to three years once implemented, after which the contract can be subject to a new round of bidding. Discounts off the standard Medicare allowable occur in CBAs where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

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

Cumulatively in round one, round two, round one re-compete, round two re-compete and round one 2017, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. However, there is no guarantee that we will garner additional market share as a result of these contracts. The contracts include products that may require us to subcontract certain services or products to third parties, which must be approved by CMS. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 4.1% of our total revenue in the three months ended June 30, 2018 and 4.6% of our total revenue in the six months ended June 30, 2018. The decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from was partially offset by the “grandfathering” of existing Medicare patients (discussed below), rentals to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.1 million and $0.2 million in the three months ended June 30, 2018 and June 30, 2017, respectively, and $0.3 million and $0.5 million in the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and six months ended June 30, 2018 and June 30, 2017, respectively.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 154 co-sponsors as of June 30, 2018. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

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

On May 9, 2018, CMS released an Interim Final Rule to resume the 50/50 blended rate schedule for the period of June 1, 2018 through December 31, 2018 in rural and non-contiguous areas not subject to the competitive bidding program.  We estimate that this will increase rental revenue by approximately $0.5 million in 2018.

On July 11, 2018, CMS released a new proposal to change the payment rules for Durable Medical Equipment Prosthetics, Orthotics, and Supplies (DMEPOS), including our portable oxygen concentrators.  This includes a proposal that when the current competitive bidding contracts expire December 31, 2018, beneficiaries can obtain DMEPOS items from any enrolled Medicare supplier.  In addition if this proposal is approved, the next competitive bidding round, which is expected to be delayed 18 to 24 months, will include multiple provisions to improve the program including:  implementing lead item pricing, revising the definition of composite bid to mean the bid submitted by the supplier for the lead item in the product category, establishing a new method for single payment amounts based on maximum winning bids instead of median bids and establishing new separate payment classes for portable gaseous, portable liquid, and high flow portable liquid categories.  In addition, CMS proposes to establish a new methodology for ensuring that all new classes for oxygen and equipment are budget neutral.  Lastly, this proposal includes three different fee schedule adjustment methodologies depending on the area in which items and services are furnished: (1) one fee schedule adjustment methodology for DMEPOS items and services furnished on/after January 1, 2019 in areas currently in CBAs, in the event of a gap in competitive bidding; (2) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs, are not rural areas, and are located in the contiguous United States; and (3) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs and are either rural areas or non-contiguous areas.  Comments on this proposed rule will be allowed through September 10, 2018.

As of June 30, 2018, we had 91 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network plans, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2018 and June 30, 2017, business-to-business sales as a percentage of total sales revenue were 58.4% and 62.2%, respectively. For the six months ended June 30, 2018 and June 30, 2017, business-to-business sales as a percentage of total sales revenue were 59.6% and 62.5%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to be down approximately 10% in 2018 as compared to 2017, primarily due to our continued focus on sales instead of rentals. Medicare reimbursement rates in 2018 were impacted by a roughly 1.2% decline in monthly stationary rates in non-competitive bidding areas due to a fee schedule adjustment. In addition, effective June 1, 2018 Medicare reimbursement rates in rural and non-contiguous areas not subject to competitive bidding increased to the previous rates effective December 31, 2017. We estimate rental revenue in 2018 will increase by approximately $0.5 million associated with this interim final rule. We also expect that our rental revenue will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs.  The Company is monitoring the recently announced Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. While we currently expect the overall financial impact to our business from the recently announced tariffs to be immaterial, we will continue to monitor any new tariff proposals and economic policy changes. Such changes may increase our costs or require us to modify the Company’s current supply chain.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense; service costs for rental patients, including rework costs, material, labor, freight, and consumable disposables; and logistics costs.

We expect rental gross margin percentage to be flat or slightly increase in 2018 compared to 2017. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in depreciation, service costs, and logistics costs.

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

In addition, we implemented a new customer relationship management (CRM) system in the second quarter of 2017 which has increased our sales and marketing costs, but we believe will help improve sales and customer service productivity.  We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we expect to have approximately 500 employees by year-end 2020 with at least two-thirds of those employees expected to be in sales, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain partially offsetting business development incentives of up to $3.5 million based on our forecasted headcount additions and facility tenant improvement costs. We also have established a physical presence in Europe by acquiring our former distributor, MedSupport on May 4, 2017.  This acquisition is expected to increase sales and marketing costs but is also expected to improve customer service and repair services in the European markets.

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

Results of operations

Comparison of three months ended June 30, 2018 and June 30, 2017

Revenue

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales revenue	$91,987	$58,038	$33,949	58.5%	94.6%	90.5%
Rental revenue	5,251	6,083	(832)	-13.7%	5.4%	9.5%
Total revenue	$97,238	$64,121	$33,117	51.6%	100.0%	100.0%

Sales revenue increased $33.9 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or an increase of 58.5% over the comparable period. The increase was primarily attributable to a 22,300-unit increase in the number of oxygen systems sold. We sold approximately 54,700 oxygen systems during the three months ended June 30, 2018 compared to approximately 32,400 oxygen systems sold during the three months ended June 30, 2017, or an increase of 68.8%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to an increase in sales representatives as well as increased sales and marketing expenditures, and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand.

Rental revenue decreased $0.8 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or a decrease of 13.7% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service which declined 11.8% in the comparative period.

	Three months ended
(amounts in thousands)	June 30,		Change 2018 vs. 2017		% of Revenue
Revenue by region and category	2018	2017	$	%	2018	2017
Business-to-business domestic sales	$32,943	$21,154	$11,789	55.7%	33.9%	33.0%
Business-to-business international sales	20,759	14,919	5,840	39.1%	21.3%	23.3%
Direct-to-consumer domestic sales	38,285	21,965	16,320	74.3%	39.4%	34.2%
Direct-to-consumer domestic rentals	5,251	6,083	(832)	-13.7%	5.4%	9.5%
Total revenue	$97,238	$64,121	$33,117	51.6%	100.0%	100.0%

Domestic sales in direct-to-consumer and business-to-business channels increased 74.3% and 55.7%, respectively, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional inside sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups. We also benefited from increased direct-to-consumer sales associated with the direct-to-consumer pricing trial and subsequent lowering of retail pricing effective June 1, 2018. The increase in domestic business-to-business sales was primarily the result of increased demand from our private label partner and traditional HME providers, and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 39.1% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in sales from our partners in Europe and favorable currency exchange rates. As of June 30, 2018, we sold our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended June 30, 2018, 88.3% was sold in Europe versus 87.6% in the comparative period in 2017. We also acquired our former distributor, MedSupport, in May of 2017, which also contributed to increased international revenues in the second quarter of 2018.

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

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Cost of sales revenue	$44,968	$27,993	$16,975	60.6%	46.3%	43.7%
Cost of rental revenue	3,800	4,561	(761)	-16.7%	3.9%	7.1%
Total cost of revenue	$48,768	$32,554	$16,214	49.8%	50.2%	50.8%

Gross profit - sales revenue	$47,019	$30,045	$16,974	56.5%	48.3%	46.8%
Gross profit - rental revenue	1,451	1,522	(71)	-4.7%	1.5%	2.4%
Total gross profit	$48,470	$31,567	$16,903	53.5%	49.8%	49.2%

Gross margin percentage - sales revenue	51.1%	51.8%
Gross margin percentage- rental revenue	27.6%	25.0%
Total gross margin percentage	49.8%	49.2%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $17.0 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or an increase of 60.6%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $0.8 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or a decrease of 16.7% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense, primarily associated with a decrease in patients on service. Cost of rental revenue included $2.0 million of rental asset depreciation for the three months ended June 30, 2018 and $2.5 million for the three months ended June 30, 2017.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 51.1% for the three months ended June 30, 2018 from 51.8% for the three months ended June 30, 2017. The decrease in sales gross margin percentage was primarily related to a reduction in domestic business-to-business average selling prices as a strategy to increase volumes in this channel, partially offset by an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit. Average business-to-business selling prices declined over the same period in the prior year, primarily due to mix related to increased volume from our private label partner and secondarily associated with pricing discounts associated with increased volumes worldwide. Total worldwide business-to-business sales revenue accounted for 58.4% of total sales revenue in the second quarter of 2018 versus 62.2% in the second quarter of 2017. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 27.6% for the three months ended June 30, 2018 from 25.0% for the three months ended June 30, 2017, primarily due to lower cost of rental revenue due to lower depreciation costs.

Research and development expense

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Research and development expense	$1,775	$1,260	$515	40.9%	1.8%	2.0%

Research and development expense increased $0.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, or an increase of 40.9% over the comparable period, primarily attributable to increases of $0.3 million in personnel-related expenses and $0.2 million in product development expenses for engineering projects.

Sales and marketing expense

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales and marketing expense	$22,999	$11,945	$11,054	92.5%	23.7%	18.6%

Sales and marketing expense increased $11.1 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or an increase of 92.5% over the comparable period. The increase was primarily attributable to increases of $5.9 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $3.2 million in wages, benefits and payroll tax expense, $2.0 million in commissions expense, $0.6 million in bonus expense and $0.2 million in stock compensation expense), $3.5 million in media spending to supply leads for the increased number of sales force headcount hired, $0.6 million in credit card processing fees, $0.5 million in clinical personnel-related expenses and $0.4 million for dues, fees and license costs. In the three months ended June 30, 2018, we spent $6.3 million in media and advertising costs versus $2.7 million in the comparative period in 2017.

General and administrative expense

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
General and administrative expense	$9,675	$9,865	$(190)	-1.9%	9.9%	15.4%

General and administrative expense decreased $0.2 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or a decrease of 1.9% from the comparable period. The decrease was primarily attributable to decreases of $1.1 million of bad debt expense and $0.8 million in patent defense costs. These decreases were partially offset by an increase of $1.4 million of personnel-related expenses (which included increases of $0.6 million in stock compensation expense and $0.5 million in wages, benefits and payroll tax expense and $0.3 million in bonus expense).

Bad debt expense, expressed as a percentage of total revenue, was 0.3% and 2.3% in the three months ended June 30, 2018 and June 30, 2017, respectively. In the three months ended June 30, 2018, we spent less than $0.1 million in patent defense costs compared to $0.9 million in the three months ended June 30, 2017.

Other income (expense), net

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Interest income	$673	$146	$527	361.0%	0.7%	0.2%
Other income (expense)	(1,048)	523	(1,571)	-300.4%	-1.1%	0.8%
Total other income (expense), net	$(375)	$669	$(1,044)	-156.1%	-0.4%	1.0%

Total other income (expense), net, decreased $1.0 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. The decrease was primarily due to $1.6 million in other income (expense) related to foreign currency net losses arising from transactions in Euros at a lower Euro exchange rate to the U.S. dollar, primarily offset by an increase of $0.5 million in interest income on cash equivalents and marketable securities.

Income tax expense (benefit)

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Income tax expense (benefit)	$(964)	$828	$(1,792)	-216.4%	-1.0%	1.3%
Effective income tax rate	-7.1%	9.0%

Income tax expense (benefit) decreased $1.8 million for the three months ended June 30, 2018 from the three months ended June 30, 2017 from the comparative period, primarily attributable to excess benefits recognized from stock-based compensation and the impact of changes in the federal tax rate associated with the Tax Cuts and Jobs Act (TCJA), partially offset by a 48.9% increase in income before tax expense (benefit).

Our effective tax rate in the second quarter of 2018 decreased compared to 2017, primarily due to the changes in the federal tax rate associated with the TCJA. In the second quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $3.9 million and our effective tax rate by 28.3%, as compared to the tax rate without such benefits. For comparison, in the second quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $2.5 million and our effective tax rate by 27.2%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Net income	$14,610	$8,338	$6,272	75.2%	15.0%	13.0%

Net income increased $6.3 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, or an increase of 75.2% over the comparable year. The increase in net income was primarily related to the increase in revenue of 51.6%, improved operating expense leverage, and a lower effective tax rate.

Comparison of six months ended June 30, 2018 and June 30, 2017

Revenue

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales revenue	$165,571	$104,004	$61,567	59.2%	93.9%	89.2%
Rental revenue	10,718	12,617	(1,899)	-15.1%	6.1%	10.8%
Total revenue	$176,289	$116,621	$59,668	51.2%	100.0%	100.0%

Sales revenue increased $61.6 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or an increase of 59.2% over the comparable period. The increase was primarily attributable to a 42,100-unit increase in the number of oxygen systems sold. We sold approximately 100,100 oxygen systems during the six months ended June 30, 2018 compared to approximately 58,000 oxygen systems sold during the six months ended June 30, 2017, or an increase of 72.6%. The increase in the number of systems sold resulted primarily from an increase in direct-to-consumer sales in the United States, mainly due to an increase in sales representatives, as well as increased sales and marketing expenditures, and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand.

Rental revenue decreased $1.9 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or a decrease of 15.1% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service which decreased 11.8% from the comparative period. The first six months of 2017 also included $0.2 million of additional revenue associated with the Cures Act that did not repeat in the first six months of 2018.

	Six months ended
(amounts in thousands)	June 30,		Change 2018 vs. 2017		% of Revenue
Revenue by region and category	2018	2017	$	%	2018	2017
Business-to-business domestic sales	$60,959	$38,615	$22,344	57.9%	34.5%	33.1%
Business-to-business international sales	37,665	26,342	11,323	43.0%	21.4%	22.6%
Direct-to-consumer domestic sales	66,947	39,047	27,900	71.5%	38.0%	33.5%
Direct-to-consumer domestic rentals	10,718	12,617	(1,899)	-15.1%	6.1%	10.8%
Total revenue	$176,289	$116,621	$59,668	51.2%	100.0%	100.0%

Domestic sales in direct-to-consumer and business-to-business channels increased 71.5% and 57.9%, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional inside sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales with more selective new rental patient set-ups.  The increase in domestic business-to-business sales was primarily the result of increased demand from our private label partner and traditional HME providers as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 43.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in sales from our partners in Europe and favorable currency exchange rates. As of June 30, 2018, we sold our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the six months ended June 30, 2018, 88.8% was sold in Europe versus 81.4% in the comparative period in 2017, primarily because sizable unit orders in South Korea in the first six months of 2017 did not repeat in the first six months of 2018. We also acquired our former distributor, MedSupport, in the second quarter of 2017, which also contributed to increased international revenues in the first six months of 2018.

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

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Cost of sales revenue	$81,916	$49,906	$32,010	64.1%	46.5%	42.8%
Cost of rental revenue	8,176	9,404	(1,228)	-13.1%	4.6%	8.1%
Total cost of revenue	$90,092	$59,310	$30,782	51.9%	51.1%	50.9%

Gross profit - sales revenue	$83,655	$54,098	$29,557	54.6%	47.5%	46.4%
Gross profit - rental revenue	2,542	3,213	(671)	-20.9%	1.4%	2.7%
Total gross profit	$86,197	$57,311	$28,886	50.4%	48.9%	49.1%

Gross margin percentage - sales revenue	50.5%	52.0%
Gross margin percentage- rental revenue	23.7%	25.5%
Total gross margin percentage	48.9%	49.1%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $32.0 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or an increase of 64.1%. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $1.2 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or a decrease of 13.1%. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense. Cost of rental revenue included $4.1 million of rental asset depreciation for the six months ended June 30, 2018 and $5.2 million for the six months ended June 30, 2017.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 50.5% for the six months ended June 30, 2018 from 52.0% for the six months ended June 30, 2017. The decrease in sales gross margin percentage was primarily related to a reduction in domestic business-to-business average selling prices as a strategy to increase volumes in this channel, partially offset by an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit. Average business-to-business selling prices declined over the same period in the prior year, primarily due to mix related to increased volume from our private label partner and secondarily associated with pricing discounts associated with increased volumes worldwide. Total worldwide business-to-business sales revenue accounted for 59.6% of total sales revenue in the first six months of 2018 versus 62.5% in the first six months of 2017. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 23.7% for the six months ended June 30, 2018 from 25.5% for the six months ended June 30, 2017, primarily due to lower net revenue per rental patient resulting from the $0.2 million Cures Act benefit that did not repeat in the first six months of 2018, reimbursement reductions, lower billable rental patients on service in the first six months of 2018, and increased logistics cost, partially offset by lower depreciation and service costs.

Research and development expense

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Research and development expense	$3,191	$2,569	$622	24.2%	1.8%	2.2%

Research and development expense increased $0.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, or an increase of 24.2% over the comparable period, primarily due to an increase in personnel-related expenses.

Sales and marketing expense

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales and marketing expense	$41,037	$22,474	$18,563	82.6%	23.3%	19.3%

Sales and marketing expense increased $18.6 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or an increase of 82.6% over the comparable period. The increase was primarily attributable to increases of $9.7 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $4.9 million in wages, benefits and payroll tax expense, $3.3 million in commissions expense, $0.9 million in bonus expense, $0.5 million in stock compensation expense, and $0.2 million in recruiting and relocation expense), $6.3 million in media spending to supply leads for the increased number of sales force headcount hired, $1.0 million in credit card processing fees, $0.8 million in clinical personnel-related expenses, and $0.7 million for dues, fees and license costs. In the six months ended June 30, 2018, we spent $11.1 million in media and advertising costs versus $4.8 million in the comparative period in 2017.

General and administrative expense

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
General and administrative expense	$19,248	$18,200	$1,048	5.8%	10.9%	15.6%

General and administrative expense increased $1.0 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or an increase of 5.8% over the comparable period. The increase was primarily attributable to $3.0 million of personnel-related expenses (which included increases of $1.7 million in stock compensation expense, $0.8 million in wages, benefits and payroll tax expense, and $0.5 million in bonus expense) and $0.5 million of increased amortization expense. These increases were partially offset by a decrease of $2.0 million of patent defense costs, $0.9 million of bad debt expense and $0.4 million of net proceeds from the sale of former rental assets.

Bad debt expense, expressed as a percentage of total revenue, was 0.6% and 1.7% in the six months ended June 30, 2018 and June 30, 2017, respectively. In the six months ended June 30, 2018, we spent less than $0.1 million in patent defense costs compared to $2.0 million in the six months ended June 30, 2017.

Other income, net

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Interest income	1,216	247	969	392.3%	0.7%	0.2%
Other income (expense)	(604)	730	(1,334)	-182.7%	-0.3%	0.6%
Total other income, net	$612	$977	$(365)	-37.4%	0.4%	0.8%

Total other income, net, decreased $0.4 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The decrease was primarily due to $1.3 million in other income (expense) related to foreign currency losses arising from increased transactions in Euros at a lower Euro exchange rate to the U.S. dollar, partially offset by an increase of $1.0 million in interest income on cash equivalents and marketable securities.

Income tax expense (benefit)

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Income tax expense (benefit)	$(2,035)	$775	$(2,810)	-362.6%	-1.2%	0.7%
Effective income tax rate	-8.7%	5.2%

Income tax expense (benefit) decreased $2.8 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, primarily attributable to an increase of excess benefits recognized from stock-based compensation and the impact of changes in the federal tax rate associated with the Tax Cuts and Jobs Act (TCJA), partially offset by a 55.1% increase in earnings before income tax expense (benefit).

Our effective tax rate in the first six months of 2018 decreased compared to 2017, primarily due to the changes in the federal tax rate associated with the TCJA. In the first six months of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $7.1 million and our effective tax rate by 30.4%, as compared to the tax rate without such benefits. For comparison, in the first six months of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $4.7 million and our effective tax rate by 31.2%, as compared to the tax rate without such benefits.

Net income

	Six months ended
	June 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Net income	$25,368	$14,270	$11,098	77.8%	14.4%	12.2%

Net income increased $11.1 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, or an increase of 77.8%. The increase in net income was primarily related to the increase in revenues of 51.2%, improved operating expense leverage, and a lower effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2018, we had purchase obligations with outside vendors and suppliers of approximately $60.4 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.  As of June 30, 2018, we had minimum aggregate payments of $12.6 million due under operating leases, related party leases and specified non-cancelable contractual obligations related to software license and maintenance agreements.

On May 1, 2018, we entered into an amendment to the lease agreement for our Cleveland facility (the “Cleveland Lease Amendment”) to expand such facility. The Cleveland Lease Amendment has a term that will expire on September 30, 2024. Following the Cleveland Lease Amendment, we are currently leasing approximately 54,139 square feet of office space in our Cleveland facility and pursuant to the terms of the Cleveland Lease Amendment we may expand to up to 93,634 square feet. Base rent following the Cleveland Lease Amendment will increase as we take possession of additional square footage in each office increment. The aggregate future minimum lease payments under this lease, as amended, are approximately $6.7 million. For additional information regarding our total obligations under our operating leases, refer to Note 8 – Commitments and contingencies in the condensed notes to our consolidated financial statements included in this report.

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

Liquidity and capital resources

As of June 30, 2018, we had cash and cash equivalents of $166.3 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held $42.1 million in available-for-sale certificates of deposits, corporate bonds, and U.S. Treasury securities, which had maturities greater than three months that were classified as marketable securities. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $33.2 million from proceeds related to stock option exercises and our employee stock purchase plan. For the six months ended June 30, 2018 and June 30, 2017, we received $7.5 million and $7.3 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2018 consisted of net purchases of available-for-sale investments of $11.1 million and our capital expenditures of $7.0 million including additional rental equipment and other property, plant and equipment. The uses of cash were partially offset by $0.6 million of gross proceeds received from the sale of former rental assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2018 vs. 2017
Summary of consolidated cash flows	2018	2017	$	%
Cash provided by operating activities	$33,263	$30,111	$3,152	10.5%
Cash used in investing activities	(17,446)	(15,561)	(1,885)	12.1%
Cash provided by financing activities	7,203	7,311	(108)	-1.5%
Effect of exchange rates on cash	371	(1)	372	-37200.0%
Net increase in cash and cash equivalents	$23,391	$21,860	$1,531	7.0%

(amounts in thousands)	June 30,	December 31,
Working capital	2018	2017
Cash and cash equivalents	$166,344	$142,953
Marketable securities	42,068	30,991
Accounts receivable, net	37,472	31,444
Inventories, net	27,407	18,842
Deferred cost of revenue	381	361
Income tax receivable	2,655	1,313
Prepaid expenses and other current assets	6,667	2,584
Total current assets	282,994	228,488

Accounts payable and accrued expenses	31,174	20,626
Accrued payroll	9,108	6,877
Warranty reserve-current	3,223	2,505
Deferred revenue-current	3,383	3,533
Income tax payable	344	345
Total current liabilities	47,232	33,886

Net working capital	$235,762	$194,602

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased revenue, improving product mix and lower cost of revenue.

Net cash provided by operating activities for the six months ended June 30, 2018 consisted primarily of our net income of $25.4 million and non-cash expense items such as provision for sales returns and doubtful accounts of $9.9 million, stock-based compensation expense of $6.6 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $5.8 million, provision for rental revenue adjustments of $1.4 million, and loss on disposal of rental equipment and other fixed assets of $0.5 million. These were partially offset by an increase in deferred tax assets of $2.1 million and gain on former rental assets of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $14.1 million.

Net cash provided by operating activities for the six months ended June 30, 2017 consisted primarily of our net income of $14.3 million and non-cash expense items such as provision for sales returns and doubtful accounts of $6.7 million, depreciation and amortization of our equipment and leasehold improvements of $6.3 million, stock-based compensation expense of $4.1 million, provision for rental revenue adjustments of $2.9 million, deferred tax assets of $0.7 million and loss on disposal of rental equipment and other fixed assets of $0.6 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $5.5 million, of which $15.7 million was due to a net increase in accounts receivable, inventories, income tax receivable, and other current assets, as well as a net decrease of $1.6 million of accrued payroll. These were partially offset by net increases of $8.5 million of accounts payable and accrued expenses, $2.2 million of deferred revenue, and $1.2 million of warranty reserve.

Investing activities

Net cash used in investing activities for each of the periods presented included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of available-for-sale investments.

For the six months ended June 30, 2018, we had $39.3 million of purchases that we invested in certificates of deposits, corporate bonds, agency mortgage-backed securities, and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $28.2 million in maturities of available-for-sale investments. In addition, we invested $7.0 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former rental assets of $0.6 million.

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

For the six months ended June 30, 2018, net cash provided by financing activities consisted of $7.5 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.3 million.

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

Current assets increased $54.5 million during the six months ended June 30, 2018 from December 31, 2017, primarily due to an increase in cash, cash equivalents and marketable securities of $34.5 million driven by strong cash flows from operations as well as increases of $8.6 million in net inventories, $6.0 million in net accounts receivable, $4.1 million in prepaid expenses and other current assets, and $1.3 million in income tax receivable.

Gross accounts receivable increased $6.7 million during the six months ended June 30, 2018 from December 31, 2017, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $7.5 million primarily as a result of higher sales in the second quarter of 2018 versus the fourth quarter of 2017 where total sales revenues were $92.0 million and $58.4 million, respectively, partially offset by a decrease in gross rental accounts receivable balance of $0.8 million. Allowances on accounts receivable increased $0.7 million during the six months ended June 30, 2018 from December 31, 2017, primarily due to an increase in the allowance for sales returns of $0.6 million from the comparative consolidated balance sheet date as a result of higher sales in the second quarter of 2018 versus the fourth quarter of 2017.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $13.3 million during the six months ended June 30, 2018 from December 31, 2017, primarily due to an increase in accounts payable and accrued expenses of $10.5 million, mainly caused by the timing of payments for inventory as well as increases in accrued payroll of $2.2 million and warranty reserve of $0.7 million. These were partially offset by a decrease in deferred revenue of $0.2 million.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2018 was $33.3 million compared to $30.1 million in the six months ended June 30, 2017. As of June 30, 2018, we had cash and cash equivalents of $166.3 million.

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

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and Non-GAAP net income are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation. Non-GAAP net income, which we previously referred to as “Adjusted Net Income,” excludes certain tax benefit adjustments. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA and Non-GAAP net income to our net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Non-GAAP net income should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA and Non-GAAP net income in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Non-GAAP net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2018	2017	2018	2017
Net income	$14,610	$8,338	$25,368	$14,270
Non-GAAP adjustments:
Interest income	(673)	(146)	(1,216)	(247)
Provision for income taxes	(964)	828	(2,035)	775
Depreciation and amortization	2,816	3,117	5,809	6,321
EBITDA (non-GAAP)	15,789	12,137	27,926	21,119
Stock-based compensation	3,186	2,216	6,567	4,107
Adjusted EBITDA (non-GAAP)	$18,975	$14,353	$34,493	$25,226

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP net income	2018	2017	2018	2017
Net income	$14,610	$8,338	$25,368	$14,270
Non-GAAP adjustments:
2017 U.S. tax reform (1)	—	—	—	—
Non-GAAP net income	$14,610	$8,338	$25,368	$14,270

(1)

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company. During the fourth quarter of 2017, the Company recorded an estimated one-time net charge due to the impact of changes in the tax rate, primarily on deferred tax assets. There were no related charges during the three months and six months ended June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $166.3 million as of June 30, 2018, which consisted of highly-liquid investments with a maturity of three months or less, and $42.1 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2018 and December 31, 2017. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or six months ended June 30, 2018 or June 30, 2017.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport with net assets denominated in Euros in the second quarter of 2017. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2018 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.8 million decline in revenue for the first six months of 2018. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, two major competitors (Respironics and Chart Industries) have both implemented direct-to-consumer sales models which may increase their competitiveness and sales to patients, however these strategies are limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of product features, quality, service and price.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., QMES, LLC, and Rotech Healthcare, Inc. have been among the market leaders in providing oxygen therapy, while the remaining oxygen therapy market is serviced by local providers. Because many oxygen therapy providers were either excluded from contracts in the Medicare competitive bidding process or will have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen device products; and
•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, our competitors may be able to respond more quickly and effectively than we can due to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, including those who have adopted or may in the future adopt direct-to-consumer sales models, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.8 million and $1.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three months ended June 30, 2018 and June 30, 2017, sales revenue to our top 10 customers accounted for approximately 40.4% and 37.7%, respectively, of our total revenue. For the three months ended June 30, 2018 and June 30, 2017, we have one customer who was over 10% of our total revenue.  For the six months ended June 30, 2018 and June 30, 2017, sales revenue to our top 10 customers accounted for approximately 40.4% and 38.7%, respectively, of our total revenue. For the six months ended June 30, 2018 and June 30, 2017, we have one customer who was over 10% of our total revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced and there would be an adverse effect on our business, financial conditions and results of operations.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended June 30, 2018 and June 30, 2017, we derived 4.1% and 7.1%, respectively, and for the six months ended June 30, 2018 and June 30, 2017, we derived 4.6% and 8.0%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 17.7% as of June 30, 2018, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 17.0% as of December 31, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

On January 17, 2017, the U.S. Department of Health and Human Services published a final rule effective March 20, 2017 to address the appeals backlog that includes allowing certain decisions to be made by the Medicare Appeals Council to set precedent for lower levels of appeal, expansion of the pool of available adjudicators, and increasing decision-making consistency among the levels of appeal. In addition, it included provisions to improve the efficiency by streamlining the appeals process, allowing attorneys to handle some procedural matters at the administrative law judge level, and proposed funding increases and legislative actions outlined in the federal budget for 2017. DHHS estimates this could eliminate the backlog in appeals by 2021. However, if this plan is not effective, the appeals backlog could increase, which could increase our collection times and decrease our cash flow, increase billing administrative costs, and/or increase the provision for rental revenue adjustments, which would adversely affect our business financial condition and results of operations.

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

As of January 1, 2011, Medicare phased in the competitive bidding program. The competitive bidding program impacts the amount Medicare reimburses suppliers of durable medical equipment rentals, including portable oxygen concentrators. The program is defined geographically, with suppliers submitting bids to provide medical equipment for specific product categories within a specified geographic region called competitive bidding areas, or CBAs. Once bids have been placed, an individual company’s bids within a product category are aggregated and weighted by each product’s market share in the category. The weighted-average price is then indexed against all bidding suppliers. Medicare determines a “clearing price” out of these weighted-average prices, at which a sufficient number of suppliers have indicated they will support patients in the category. This threshold is typically designed to generate theoretical supply that is twice the expected demand. Bids for each modality among the suppliers that made the cut are then arrayed to determine what Medicare will reimburse for each product category and geographic area. The program has strict anti-collusion guidelines to ensure bidding is truly competitive. A competitive bidding contract lasts up to three years, once implemented, after which the contract can be subject to a new round of bidding. Discounts off the standard Medicare allowable occur in CBAs where contracts have been awarded as well as in cases where private payors pay less than this allowable. Competitive bidding rates are based on the zip code where the patient resides. Rental revenue includes payments for product, disposables, and customer service/support.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of June 30, 2018, there were 154 co-sponsors on this bill. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

On May 9, 2018, CMS released an Interim Final Rule to resume the 50/50 blended rate schedule for the period of June 1, 2018 through December 31, 2018 in rural and non-contiguous areas not subject to the competitive bidding program.  We estimate that this will increase rental revenue by approximately $0.5 million in 2018.

On July 11, 2018, CMS released a new proposal to change the payment rules for Durable Medical Equipment Prosthetics, Orthotics, and Supplies (DMEPOS), including our portable oxygen concentrators.  This includes a proposal that when the current competitive bidding contracts expire December 31, 2018, beneficiaries can obtain DMEPOS items from any enrolled Medicare supplier.  In addition if this proposal is approved, the next competitive bidding round, which is expected to be delayed 18 to 24 months, will include multiple provisions to improve the program including:  implementing lead item pricing, revising the definition of composite bid to mean the bid submitted by the supplier for the lead item in the product category, establishing a new method for single payment amounts based on maximum winning bids instead of median bids, and establishing new separate payment classes for portable gaseous, portable liquid, and high flow portable liquid categories.  In addition, CMS proposes to establish a new methodology for ensuring that all new classes for oxygen and equipment are budget neutral.  Lastly, this proposal includes three different fee schedule adjustment methodologies depending on the area in which items and services are furnished: (1) one fee schedule adjustment methodology for DMEPOS items and services furnished on/after January 1, 2019 in areas currently in CBAs, in the event of a gap in competitive bidding; (2) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs, are not rural areas, and are located in the contiguous United States; and (3) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs and are either rural areas or non-contiguous areas.  Comments on this proposed rule will be allowed through September 10, 2018.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2018 and June 30, 2017, approximately 5.4% and 9.5%, respectively, and for the six months ended June 30, 2018 and June 30, 2017, approximately 6.1% and 10.8%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facility in Richardson, Texas and assemble compressors as well as load and assemble sieve beds (columns) at our facility in Goleta, California. In the fourth quarter of 2017, we began using a contract manufacturer in Europe to assemble our Inogen One G3 concentrators for our European customers. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

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

During the six months ended June 30, 2018 and June 30, 2017, approximately 21.4% and 22.6%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2018, we experienced a net foreign currency loss of $0.6 million, and for the six months ended June 30, 2017, we experienced a net foreign currency gain of $0.7 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  In addition, currency hedging may result in a reduction in revenue should the currency strengthen during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2017. Additional information on our hedging arrangements is also contained in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period.  In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate.  For example, in the six months ended June 30, 2018 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $7.1 million and our effective tax rate by 30.4% as compared to the tax rate without such benefits.  In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase.  The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate.  These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Approximately 21.3% and 23.3% of our revenue was from sales outside of the United States for the three months ended June 30, 2018 and June 30, 2017, respectively, and 21.4% and 22.6% for the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, we sold our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

The Federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental healthcare program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in non-compliance, we could be subject to civil money penalties of up to $0.02 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

On February 3, 2017, the Department of Justice (DOJ) published a final rule that applies an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after August 1, 2016 and whose violations occurred after November 2, 2015.

The Bipartisan Budget Act of 2018 increases the CMP and criminal fines and sentences for various fraud and abuse violations under the Medicare and Medicaid programs for violations committed after February 9, 2018. The new maximum CMP for a False Claims Act violation is $0.02 million.

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

As of June 30, 2018, we sold our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

New regulatory requirements under Proposition 65 could adversely affect our business.

We are subject to California’s Proposition 65, or Prop 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level.  Prop 65 requires that all businesses must be in compliance by August 30, 2018 with new regulations that require modifications to product warnings and for businesses to coordinate with upstream vendors or downstream customers for the 800+ regulated chemicals in consumer products and assess whether new occupational exposure warnings need to be posited in California facilities.  While we are working to be in compliance by such date, and expect to add any required warning label to our products packaged in California and manufactured after the August 30th date, if we are unable to comply with regulatory requirements on a timely basis or at all, significant fines or penalties could be incurred or we could have to curtail some aspects of our sales or operations, which would adversely impact our business, financial condition, and operating results.  We are also researching the certification of our products as Prop 65 Compliant in addition to providing necessary labeling if such certification is not obtained by the compliance date.  There can be no assurance that such certification will be received, therefore potential warning labels will be added to the product labeling until such certification is obtained.  Although we cannot predict the ultimate impact of these new requirements, they will likely result in additional costs and could reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely impact our business, financial condition, and operating results.

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

As of June 30, 2018, we have seven pending patent applications and one pending international patent application, thirty-three issued patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents and patent applications may be subject to interference proceedings, and patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on

October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringed U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. Additionally, CAIRE, Inc. (CAIRE) filed a lawsuit in the United States District Court for the Northern District of Georgia against us on September 12, 2016. CAIRE alleged that we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” While we settled our lawsuit with SDGIP in October 2017 and with CAIRE in December 2017, if we fail in defending against similar lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages and injunctive relief, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of pending lawsuits could have a material effect on our business and operating results.

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

As of June 30, 2018, one holder of approximately 3.5 million shares, or approximately 16.7%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 54.7% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2018 and June 30, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description
10.1	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017

10.2	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018

10.3	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	August 7, 2018	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 7, 2018	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)