Form 10-Q
period 2018-09-30
Inogen Inc
filed 2018-11-06
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2018, the registrant had 21,522,602 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$176,282	$142,953
Marketable securities	47,574	30,991
Accounts receivable, net	34,250	31,444
Inventories, net	30,621	18,842
Deferred cost of revenue	401	361
Income tax receivable	2,356	1,313
Prepaid expenses and other current assets	8,066	2,584
Total current assets	299,550	228,488
Property and equipment
Rental equipment, net	44,515	49,349
Manufacturing equipment and tooling	7,669	6,858
Computer equipment and software	6,434	5,484
Furniture and equipment	1,385	746
Leasehold improvements	2,888	1,598
Land and building	125	125
Construction in process	3,660	408
Total property and equipment	66,676	64,568
Less accumulated depreciation	(43,661)	(44,465)
Property and equipment, net	23,015	20,103
Goodwill	2,288	2,363
Intangible assets, net	4,103	4,717
Deferred tax asset - noncurrent	26,282	18,636
Other assets	1,874	765
Total assets	$357,112	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$26,769	$20,626
Accrued payroll	11,904	6,877
Warranty reserve - current	3,539	2,505
Deferred revenue - current	3,549	3,533
Income tax payable	369	345
Total current liabilities	46,130	33,886
Long-term liabilities
Warranty reserve - noncurrent	5,703	3,666
Deferred revenue - noncurrent	12,781	9,402
Deferred tax liability - noncurrent	338	348
Other noncurrent liabilities	896	729
Total liabilities	65,848	48,031
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,503,012 and 20,976,350 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	240,101	218,109
Retained earnings	50,439	8,639
Accumulated other comprehensive income	703	272
Total stockholders' equity	291,264	227,041
Total liabilities and stockholders' equity	$357,112	$275,072

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Sales revenue	$89,712	$63,137	$255,283	$167,141
Rental revenue	5,579	5,893	16,297	18,510
Total revenue	95,291	69,030	271,580	185,651
Cost of revenue
Cost of sales revenue	42,810	31,401	124,726	81,307
Cost of rental revenue, including depreciation of $1,689 and $2,366 for the three months ended and $5,820 and $7,577 for the nine months ended,
respectively	3,668	4,459	11,844	13,863
Total cost of revenue	46,478	35,860	136,570	95,170
Gross profit
Gross profit-sales revenue	46,902	31,736	130,557	85,834
Gross profit-rental revenue	1,911	1,434	4,453	4,647
Total gross profit	48,813	33,170	135,010	90,481
Operating expense
Research and development	2,096	1,375	5,287	3,944
Sales and marketing	26,339	13,095	67,376	35,569
General and administrative	9,982	10,368	29,230	28,568
Total operating expense	38,417	24,838	101,893	68,081
Income from operations	10,396	8,332	33,117	22,400
Other income (expense)
Interest income	895	221	2,111	468
Other income (expense)	8	264	(596)	994
Total other income, net	903	485	1,515	1,462
Income before provision (benefit) for income taxes	11,299	8,817	34,632	23,862
Provision (benefit) for income taxes	(5,133)	1,479	(7,168)	2,254
Net income	16,432	7,338	41,800	21,608
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(47)	115	137	312
Change in net unrealized gains (losses) on foreign currency hedging	102	(196)	577	(442)
Less: reclassification adjustment for net (gains) losses included in net income	(354)	305	(286)	297
Total net change in unrealized gains (losses) on foreign currency hedging	(252)	109	291	(145)
Change in net unrealized gains (losses) on available-for-sale investments	3	13	3	71
Total other comprehensive income (loss), net of tax	(296)	237	431	238
Comprehensive income	$16,136	$7,575	$42,231	$21,846

Basic net income per share attributable to common stockholders (Note 5)	$0.77	$0.35	$1.97	$1.05
Diluted net income per share attributable to common stockholders (Note 5)	$0.73	$0.33	$1.86	$0.99
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,324,256	20,753,789	21,175,286	20,622,848
Diluted common shares	22,659,052	21,998,660	22,512,125	21,832,544

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended September 30, 2018 and September 30, 2017
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, June 30, 2017	20,709,797	$21	$205,883	$1,907	$(34)	$207,777
Stock-based compensation	41,574	—	2,523	—	—	2,523
Employee stock purchases	12,718	—	798	—	—	798
Stock options exercised	87,607	—	2,613	—	—	2,613
Net income	—	—	—	7,338	—	7,338
Other comprehensive income	—	—	—	—	237	237
Balance, September 30, 2017 (unaudited)	20,851,696	$21	$211,817	$9,245	$203	$221,286

Balance, June 30, 2018	21,321,543	$21	$231,879	$34,007	$999	$266,906
Stock-based compensation	—	—	3,216	—	—	3,216
Employee stock purchases	13,519	—	1,360	—	—	1,360
Restricted stock awards issued	3,557	—	—	—	—	—
Vesting of restricted stock units	8,707	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(3,022)	—	(801)	—	—	(801)
Stock options exercised	158,708	—	4,447	—	—	4,447
Net income	—	—	—	16,432	—	16,432
Other comprehensive income	—	—	—	—	(296)	(296)
Balance, September 30, 2018 (unaudited)	21,503,012	$21	$240,101	$50,439	$703	$291,264

	Nine months ended September 30, 2018 and September 30, 2017
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2016	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088
Stock-based compensation	41,574	—	6,630	—	—	6,630
Employee stock purchases	24,523	—	1,379	—	—	1,379
Stock options exercised	395,739	1	9,342	—	—	9,343
Net income	—	—	—	21,608	—	21,608
Other comprehensive income	—	—	—	—	238	238
Balance, September 30, 2017 (unaudited)	20,851,696	$21	$211,817	$9,245	$203	$221,286

Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	9,783	—	—	9,783
Employee stock purchases	25,532	—	2,348	—	—	2,348
Restricted stock awards issued	56,609	—	—	—	—	—
Vesting of restricted stock units	15,372	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(5,575)	—	(1,103)	—	—	(1,103)
Stock options exercised	434,724	—	10,964	—	—	10,964
Net income	—	—	—	41,800	—	41,800
Other comprehensive income	—	—	—	—	431	431
Balance, September 30, 2018 (unaudited)	21,503,012	$21	$240,101	$50,439	$703	$291,264

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$41,800	$21,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,521	9,257
Loss on rental units and other fixed assets	848	934
Gain on sale of former rental assets	(409)	(62)
Provision for sales returns and doubtful accounts	14,089	10,319
Provision for rental revenue adjustments	2,157	3,828
Provision for inventory obsolescence and other inventory losses	319	222
Stock-based compensation expense	9,783	6,630
Deferred income taxes	(7,646)	2,035
Changes in operating assets and liabilities:
Accounts receivable	(19,233)	(16,826)
Inventories	(12,828)	(3,481)
Deferred cost of revenue	(40)	40
Income tax receivable	(1,047)	(1,155)
Prepaid expenses and other current assets	(5,483)	(1,421)
Other noncurrent assets	(1,082)	—
Accounts payable and accrued expenses	6,191	9,103
Accrued payroll	5,033	717
Warranty reserve	3,071	2,085
Deferred revenue	3,395	2,987
Income tax payable	34	131
Other noncurrent liabilities	167	535
Net cash provided by operating activities	47,640	47,486
Cash flows from investing activities
Purchases of available-for-sale investments	(50,285)	(35,367)
Maturities of available-for-sale investments	33,705	23,076
Investment in intangible assets	(350)	(15)
Investment in property and equipment	(7,240)	(2,083)
Production and purchase of rental equipment	(3,475)	(2,682)
Proceeds from sale of former assets	680	129
Payment for acquisition, net of cash acquired	—	(4,447)
Net cash used in investing activities	(26,965)	(21,389)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from financing activities
Proceeds from stock options exercised	10,964	9,343
Proceeds from employee stock purchases	2,348	1,379
Payment of employment taxes related to release of restricted stock	(1,103)	—
Net cash provided by financing activities	12,209	10,722
Effect of exchange rates on cash	445	23
Net increase in cash and cash equivalents	33,329	36,842
Cash and cash equivalents, beginning of period	142,953	92,851
Cash and cash equivalents, end of period	$176,282	$129,693

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$1,631	$1,164
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$161	$104

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2017. The Company estimates based on 2017 Medicare data that the number of patients using portable oxygen concentrators represents approximately 10.8% of the total addressable oxygen market in the United States, although the Medicare data does not account for private insurance and cash-pay patients in the market. Based on 2016 industry data, the Company believes it was the leading worldwide manufacturer of portable oxygen concentrators. The Company was the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning the Company advertises directly to patients, processes their physician paperwork, and provides clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, the Company believes it is the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning the Company bills Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, the Company’s manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers who many of the Company’s manufacturing competitors sell to across their entire homecare business.

Since adopting the Company’s direct-to-consumer strategy in 2009, the Company has directly sold or rented more than 519,000 of its Inogen oxygen concentrators as of September 30, 2018.

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

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements are unaudited. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements of the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase.  The increase in deferred revenue related to lifetime warranties for the nine months ended September 30, 2018 was primarily driven by $4,914 of payments received in advance of satisfying the distinct performance obligation, partially offset by $992 of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.  Lifetime warranties on direct-to-consumer sales revenue of $14,742 and $10,820 as of September 30, 2018 and December 31, 2017, respectively, are classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

The Company elected to apply the practical expedient in accordance with Accounting Standards Codification (ASC) 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component.  The Company does not expect any revenue to be recognized over a multi-year period with the exception of revenue related to lifetime warranties.

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

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue by region and category	2018	2017	2018	2017
Business-to-business domestic sales	$30,263	$22,919	$91,222	$61,534
Business-to-business international sales	21,142	17,186	58,807	43,528
Direct-to-consumer domestic sales	38,307	23,032	105,254	62,079
Total sales revenue	$89,712	$63,137	$255,283	$167,141

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practice Expedient for Transition to Topic 842, which is an amendment to ASU No. 2016-02 that offers a practical expedient for accounting for land easements.  This practice expedient allows an entity the option of not evaluating existing land easements under ASC 842.  New or modified land easements will still require evaluation under ASC 842 on a prospective basis beginning on the date of adoption. The Company anticipates adopting the standard using the modified retrospective transition method at the adoption date of January 1, 2019 that would not require restatement of its comparative periods presented.  As permitted under the transition guidance, the Company will carry forward the assessment of whether the Company’s contracts contain or are leases, classification of the Company’s leases and remaining lease terms.  While the Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures, the Company expects its operating leases, as disclosed in Note 8 – Commitments and contingencies, will be subject to the new standard. The Company intends to recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company’s total assets and liabilities.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The Company intends to adopt the standard on January 1, 2019 and is still evaluating the impact that this guidance will have on the Company’s consolidated financial statement presentation or results.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements.  The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. While the Company continues to evaluate the effect of adopting this guidance, the Company expects the fair value disclosures related to marketable securities, as disclosed in Note 3 – Fair value of financial instruments, will be subject to the new standard.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt the standard in the fourth quarter of 2018 and does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance of principal versus agent considerations by clarifying the determination of principal versus agent.  The Company completed its adoption plan including assessment of the Company’s revenue streams and analysis of all outstanding contracts by application of the five-step model to those contracts and revenue streams.  The Company adopted the standard on January 1, 2018, using the modified retrospective method. The Company finalized its analysis and the adoption of this standard did not have a material impact on the consolidated financial statements and internal controls over financial reporting.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains/(losses)	Fair value	equivalents	securities
Cash	$25,257	$—	$25,257	$25,257	$—
Level 1:
Money market accounts	151,025	—	151,025	151,025	—

Level 2:
Corporate bonds	16,106	(15)	16,091	—	16,091
U.S. Treasury securities	31,486	(3)	31,483	—	31,483
Total	$223,874	$(18)	$223,856	$176,282	$47,574

	As of December 31, 2017
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$46,237	$—	$46,237	$46,237	$—
Level 1:
Money market accounts	93,430	—	93,430	93,430	—

Level 2:
Certificates of deposit	11,010	(4)	11,006	490	10,516
Corporate bonds	20,789	(21)	20,768	2,796	17,972
Agency mortgage-backed securities	2,005	(1)	2,004	—	2,004
U.S. Treasury securities	499	—	499	—	499
Total	$173,970	$(26)	$173,944	$142,953	$30,991

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

September 30, 2018
Due within one year	$47,574

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $386 and a payable of $66 as of September 30, 2018 and December 31, 2017, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses) on	gains (losses)	other
	translation	available-for-	on cash	comprehensive
	adjustments	sale investments	flow hedges	income
Balance as of December 31, 2017	$363	$(17)	$(74)	$272
Other comprehensive gain	137	3	291	431
Balance as of September 30, 2018	$500	$(14)	$217	$703

Comprehensive income is the total net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments and unrealized gains and losses on cash flow hedges and available-for-sale investments, the Company does not have any transactions or other economic events that qualify as comprehensive income.

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

	September 30,	December 31,
Cash and cash equivalents	2018	2017
Cash	$25,257	$46,237
Money market accounts	151,025	93,430
Certificates of deposit	—	490
Corporate bonds	—	2,796
Total cash and cash equivalents	$176,282	$142,953
Marketable securities
Certificates of deposit	—	$10,516
Corporate bonds	16,091	17,972
Agency mortgage-backed securities	—	2,004
U.S. Treasury securities	31,483	499
Total marketable securities	$47,574	$30,991

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

The Company generally does not allow returns from providers for reasons not covered under its standard warranty provisions. Therefore, provision for sales returns applies primarily to direct-to-consumer sales. This reserve is calculated based on actual historical return rates under the Company’s 30-day return program and is applied to the related sales revenue for the last month of the quarter reported.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2018 and December 31, 2017, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $937 and $1,470, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
Gross accounts receivable	2018	2017
Rental (1)	$4,616	$6,236
Business-to-business & other receivables (2)	33,041	28,474
Total gross accounts receivable	$37,657	$34,710

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
Net accounts receivable	2018	2017
Rental (1)	$2,782	$4,212
Business-to-business & other receivables (2)	31,468	27,232
Total net accounts receivable	$34,250	$31,444

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $13,207 and $10,394 as of September 30, 2018 and December 31, 2017, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $18,000 in coverage as of September 30, 2018 and allocated up to $12,000 in coverage as of December 31, 2017 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
Allowances - accounts receivable	2018	2017
Doubtful accounts	$1,205	$1,415
Rental revenue adjustments	869	947
Sales returns	1,333	904
Total allowances - accounts receivable	$3,407	$3,266

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2018 and September 30, 2017. One customer with an accounts receivable balance of $13,207 represented more than 10% of the Company’s net accounts receivable balance as of September 30, 2018, and two customers with accounts receivable balances of $10,394 and $6,459, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of December 31, 2017.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2018, the Company’s three major vendors accounted for 19.8%, 12.6%, and 9.6%, respectively, of total raw material purchases. For the nine months ended September 30, 2017, the Company’s three major vendors accounted for 19.9%, 13.9% and 9.7%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 77.2% and 77.2% of the non-U.S. revenue for the three months ended September 30, 2018 and September 30, 2017, respectively, were invoiced in Euros. Approximately, 76.7% and 75.2% of the non-U.S. revenue for the nine months ended September 30, 2018 and September 30, 2017, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2018 and September 30, 2017 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. revenue	$74,149	$51,844	$212,773	$142,123
Non-U.S. revenue	21,142	17,186	58,807	43,528
Total revenue	$95,291	$69,030	$271,580	$185,651

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $672 and $644 as of September 30, 2018 and December 31, 2017, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials and work-in-progress	$26,777	$16,324
Finished goods	4,490	2,917
Less: reserves	(646)	(399)
Inventories	$30,621	$18,842

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $545 and $463 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $1,734 and $1,808 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Rental equipment	$1,689	$2,366	$5,820	$7,577
Other property and equipment	691	469	1,772	1,427
Total depreciation and amortization	$2,380	$2,835	$7,592	$9,004

Property and equipment and rental equipment with associated accumulated depreciation are summarized below for September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,
Property and equipment	2018	2017
Rental equipment, net of allowances of $639 and $754, respectively	$44,515	$49,349
Other property and equipment	22,161	15,219
Property and equipment	66,676	64,568

Accumulated depreciation
Rental equipment	32,605	34,754
Other property and equipment	11,056	9,711
Accumulated depreciation	43,661	44,465

Property and equipment, net
Rental equipment, net of allowances of $639 and $754, respectively	11,910	14,595
Other property and equipment	11,105	5,508
Property and equipment, net	$23,015	$20,103

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded during the three months or nine months ended September 30, 2018 and September 30, 2017.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

Balance as of December 31, 2017	$2,363
Translation adjustment	(75)
Balance as of September 30, 2018	$2,288

Intangible assets

There were no impairments recorded related to the Company’s intangible assets during the three months or nine months ended September 30, 2018 and September 30, 2017. Amortization expense for intangible assets for the three months ended September 30, 2018 and September 30, 2017 was $332 and $101, respectively, and for the nine months ended September 30, 2018 and September 30, 2017 was $929 and $253, respectively.

The following tables represent the net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$151	$34
Patents and websites	5	4,173	1,476	2,697
Customer relationships	4	1,392	493	899
Non-compete agreement	2.3	232	123	109
Commercials	2-3	653	289	364
Total		$6,635	$2,532	$4,103

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2017	(in years)	amount	amortization	Net amount
Licenses	10	$185	$137	$48
Patents and websites	5	4,173	959	3,214
Customer relationships	4	1,437	240	1,197
Non-compete agreement	3	240	52	188
Commercials	2-3	303	233	70
Total		$6,338	$1,621	$4,717

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Annual estimated amortization expense for intangibles for each of the succeeding fiscal years is summarized as follows:

September 30, 2018
Remaining 3 months of 2018	$337
2019	1,240
2020	1,136
2021	846
2022	544
Thereafter	—
$4,103

Current liabilities

Accounts payable and accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$13,134	$9,541
Accrued inventory (in-transit and unvouchered receipts) and trade payables	10,124	7,252
Accrued purchasing card liability	2,095	2,381
Accrued franchise, sales and use taxes	523	479
Other accrued expenses	893	973
Accounts payable and accrued expenses	$26,769	$20,626

Accrued payroll as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued bonuses	$5,141	$3,086
Accrued wages and other payroll related items	4,597	1,746
Accrued vacation	1,861	1,338
Accrued employee stock purchase plan deductions	305	707
Accrued payroll	$11,904	$6,877

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator—basic and diluted:
Net income	$16,432	$7,338	$41,800	$21,608

Denominator:
Weighted-average common shares - basic common stock (1)	21,324,256	20,753,789	21,175,286	20,622,848
Weighted-average common shares - diluted common stock	22,659,052	21,998,660	22,512,125	21,832,544

Net income per share - basic common stock	$0.77	$0.35	$1.97	$1.05
Net income per share - diluted common stock	$0.73	$0.33	$1.86	$0.99

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,324,256	20,753,789	21,175,286	20,622,848
Stock options and other dilutive awards	1,334,796	1,244,871	1,336,839	1,209,696
Weighted-average common shares - diluted common stock	22,659,052	21,998,660	22,512,125	21,832,544
Shares excluded from diluted weighted-average shares:
Stock options	—	64,498	—	64,498
Restricted stock units and restricted stock awards	24,579	90,083	28,737	95,783
Shares excluded from diluted weighted-average shares	24,579	154,581	28,737	160,281

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units and restricted stock awards, which were anti-dilutive for the three months and nine months ended September 30, 2018 and September 30, 2017, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, expensing of capital expenditures, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, and limitations on the deductibility of certain executive compensation and other

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

deductions. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the transition tax, re-measuring the Company’s U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of the Company’s deferred tax assets and liabilities. During the fourth quarter of 2017, the Company recorded a provisional net charge of $7,578 related to the TCJA due to the remeasurement of the deferred taxes.  There was no impact related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

As of September 30, 2018, the Company has not completed the accounting for the income tax effects of the TCJA.  No further changes have been made to the provisional amounts reported for the transition tax or the remeasurement of the deferred taxes during the nine months ended September 30, 2018.  For the foreign derived intangible income, executive compensation, and other deductions, the Company recorded an estimate in the effective tax rate for the nine months ended September 30, 2018.  The Company has not yet determined a policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low tax income provisions in future periods or use the period cost method.

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

7. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2018, options to purchase 7,825 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2018, options to purchase 257,461 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2018, awards with respect to 1,278,875 shares of the Company’s common stock were outstanding, and 1,911,811 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2017	1,836,426	$0.60-$83.30	$30.77	4.58	$88.31
Granted	—	—	—
Exercised	(434,724)	0.60-58.95	25.22
Forfeited	(625)	24.52	24.52
Expired	—	—	—
Outstanding as of September 30, 2018	1,401,077	$0.75-$83.30	$32.50	4.03	$211.62
Vested and exercisable as of September 30, 2018	1,048,407	$0.75-$83.30	$28.95	3.93	$215.17
Vested and expected to vest as of September 30, 2018	1,377,950	$0.75-$83.30	$32.32	4.03	$211.80

The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of September 30, 2018 and September 30, 2017 was $5,158 and $11,401, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the nine months ended September 30, 2018, is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2017	42,028	13,109	55,137	$90.05
Granted	30,033	—	30,033	143.19
Vested	(11,002)	(4,370)	(15,372)	89.05
Forfeited/canceled	(1,452)	—	(1,452)	104.81
Unvested restricted stock units outstanding as of September 30, 2018 (1)	59,607	8,739	68,346	$113.32
Unvested and expected to vest restricted stock units outstanding as of September 30, 2018			63,449	$114.10

Unvested restricted stock awards outstanding as of December 31, 2017	20,789	20,785	41,574	$91.52
Granted	22,645	33,964	56,609	130.89
Vested	(5,198)	(6,928)	(12,126)	91.52
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of September 30, 2018 (1)	38,236	47,821	86,057	$115.38
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2018			68,621	$115.77

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2018, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $11,781, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.7 years.

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

As of September 30, 2018, a total of 746,448 shares of common stock were available for sale pursuant to the ESPP.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For 2018, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock option plan awards	$1,348	$2,012	$4,847	$5,811
Restricted stock units and restricted stock awards	1,679	402	4,334	450
Employee stock purchase plan	189	109	602	369
Total stock-based compensation expense	$3,216	$2,523	$9,783	$6,630

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the nine months ended September 30, 2018 and September 30, 2017 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the nine months ended September 30, 2018 and September 30, 2017 has been reduced for estimated forfeitures of restricted stock at a rate of 4.7% and 6.0%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months and nine months ended September 30, 2018 and September 30, 2017, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$187	$205	$719	$608
Research and development	348	260	1,010	733
Sales and marketing	630	407	1,761	1,069
General and administrative	2,051	1,651	6,293	4,220
Total stock-based compensation expense	$3,216	$2,523	$9,783	$6,630

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $650, net of forfeitures, to the 401(k) plan for the nine months ended September 30, 2018 and $430, net of forfeitures, for the nine months ended September 30, 2017.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Commitments and contingencies

Leases and non-cancelable contractual obligations

The Company leases its facilities and certain equipment under operating leases that expire through September 2024. As of September 30, 2018, the minimum aggregate payments due under operating leases and specified non-cancelable contractual obligations, which consist of software license and maintenance agreements, are summarized as follows:

	Operating leases	Related party leases	Non-cancelable contractual obligations	Total
Remaining 3 months of 2018	$546	$8	$144	$698
2019	2,450	31	578	3,059
2020	2,212	10	578	2,800
2021	1,593	—	457	2,050
2022	1,273	—	—	1,273
Thereafter	2,132	—	—	2,132
	$10,206	$49	$1,757	$12,012

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Rent expense for the property was $8 and $24 for the three and nine months ended September 30, 2018, respectively.

Rent expense of $453 and $289 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $1,183 and $829 for the nine months ended September 30, 2018 and September 30, 2017, respectively, was included in the accompanying consolidated statements of comprehensive income.

Purchase obligations

The Company had approximately $61,600 of outstanding purchase orders with its outside vendors and suppliers as of September 30, 2018.

Warranty obligations

Accruals for estimated standard warranty expenses are made at the time that the associated revenue is recognized. The provisions for estimated warranty obligations are made based on known claims and estimates of additional returns and warranty obligations based on historical data and future expectations. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2018 and December 31, 2017, respectively:

	September 30,	December 31,
	2018	2017
Product warranty liability at beginning of period	$6,171	$3,480
Accruals for warranties issued	5,992	5,275
Adjustments related to preexisting warranties (including changes in estimates)	200	200
Settlements made (in cash or in kind)	(3,121)	(2,784)
Product warranty liability at end of period	$9,242	$6,171

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) ensures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act) imposes notification requirements of certain security breaches relating to protected health information. The Company believes it complies in all material respects with the provisions of those regulations that are applicable to the Company’s business.

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

9. Foreign currency exchange contracts and hedging

As of September 30, 2018 and September 30, 2017, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $4,105 and $27,310, respectively, and $2,251 and $11,117, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months, and had an unrealized gain of approximately $291, net of tax, during the nine months ended September 30, 2018, and an unrealized loss of approximately $145, net of tax, during the nine months ended September 30, 2017.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2018 and September 30, 2017, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of September 30, 2018, the Company had thirty-nine designated hedges and seven non-designated hedges. As of September 30, 2017, the Company had fifteen designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment of reimbursement rate changes, the continued impact from competitive bidding, and future changes in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding Inogen Capital;
•	our expectations regarding the timing of new product and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•

our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems and the impact of the recent reduction in the retail price of our products;

•	our expectation to expand our sales and marketing channels, including through hiring additional sales representatives, and expanding our advertising campaigns;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our ability to successfully acquire and integrate companies and assets and the anticipated benefits from our acquisition of MedSupport;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered and/or pending trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), and Japan. We own a pending application for the mark “Inogen” in China and a pending International Registration for the mark “Inogen” designating Colombia, Europe (European Union Application), Iceland, India, Israel, New Zealand, Norway, Singapore, Switzerland and Turkey. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One portable oxygen concentrator. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer marketing strategy and began selling Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care. We were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed, which we believe has contributed to our market leadership position in the portable oxygen concentrator market.  While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer rental marketing strategy in the United States, meaning we bill Medicare or insurance on their behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One system and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. Our Inogen One system includes a concentrator, battery, power supply and carry bag. We sell multiple configurations of our Inogen One systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to continue to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2017, we increased our inside sales representatives to 263 from 177 as of December 31, 2016 in support of our direct-to-consumer domestic sales. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we expect to have approximately 500 employees by year-end 2020 with at least two-thirds of those employees expected to be sales representatives, which in conjunction with planned increases in marketing expenditures, is anticipated to increase our direct-to-consumer sales. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.  We also plan to launch Inogen Capital, an HME-focused financing program, in the fourth quarter of 2018, which we believe will support HME providers in securing financing to help convert their businesses to a non-delivery portable oxygen concentrator business model.  Inogen Capital will be financed through a third party to provide direct lease financing between the third party and our HME customer with no recourse obligation to us for events of default. We believe Inogen Capital will be a valuable tool for smaller homecare providers that have historically been capital constrained.

•

Invest in our product offerings to develop innovative products. We expended $2.1 million and $1.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $5.3 million and $3.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml/minute of oxygen output. We estimate that it is suitable for more than 85% of supplemental long-term ambulatory oxygen therapy patients who contact us. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We are also developing our next-generation portable oxygen concentrator, the Inogen One G5. We expect to launch the Inogen One G5 in the first half of 2019. Similar to the Inogen One G4 launch, we expect to first roll out the Inogen One G5 through our direct-to-consumer channel, followed by the domestic business-to-business channel, and lastly into our international business-to-business channel.  We expect that the Inogen One G5 will produce a higher oxygen capacity output, be smaller in size, and have a longer battery life than the Inogen One G3. Thus, we expect the Inogen One G5 to obsolete the Inogen One G3 over the intermediate term. We also plan to launch Inogen Connect, our new connectivity platform on our Inogen One G4 systems before year-end 2018 in the direct-to-consumer channel followed by the domestic business-to-business channel by the end of the first quarter of 2019. We also expect to launch the platform with the Inogen One G5 in the first half of 2019. Inogen Connect will be compatible with Apple and Android platforms and include patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

•

Increase international business-to-business adoption. Although our main growth opportunity remains portable oxygen concentrator adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to enter the Chinese market by year-end 2020. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport, on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer to improve our ability to service our European customers. Our contract manufacturer produces the vast majority of the Inogen One G3 concentrators required to support our European demand. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facilities in Richardson, Texas and Goleta, California. This has allowed us to continue to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S., on our latest product, the Inogen One G4, and on our upcoming launch of the Inogen One G5.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended September 30, 2018 and September 30, 2017, approximately 22.2% and 24.9%, respectively, and 21.6% and 23.5% for the nine months ended September 30, 2018 and September 30, 2017, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 77.2% and 77.2% of the non-U.S. revenue for the three months ended September 30, 2018 and September 30, 2017, respectively, and 76.7% and 75.2% for the nine months ended September 30, 2018 and September 30, 2017, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. As of September 30, 2018, we sold our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $95.3 million and $69.0 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $271.6 million and $185.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and business-to-business sales of our Inogen One systems. We generated net income of $16.4 million and $7.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $41.8 million and $21.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. We generated Adjusted EBITDA of $16.3 million and $14.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $50.8 million and $39.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2018, our retained earnings were $50.4 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 7-14% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 52,400 systems in the three months ended September 30, 2018 compared to 36,000 systems for the same period in 2017. We sold approximately 152,500 systems in the nine months ended September 30, 2018 compared to 94,000 systems for the same period in 2017. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to be down approximately 10% in 2018 as compared to 2017, primarily due to our continued focus on sales versus rentals. We expect rental revenue to modestly increase in 2019 as compared to 2018. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our direct-to-consumer marketing efforts while hiring additional sales representatives, investing in patient and physician awareness, and securing additional insurance contracts. However, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G4 system to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet. We plan to use the Inogen One G5 system in our rental fleet once production of the Inogen One G3 system is discontinued.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 18.1% as of September 30, 2018 compared to approximately 17.1% as of September 30, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

As of September 30, 2018, we had approximately 27,500 oxygen rental patients, a decrease from approximately 31,600 oxygen rental patients as of September 30, 2017. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely heavily on reimbursement from the Centers for Medicare and Medicaid Services (CMS), and secondarily, from private payors, Medicaid and patients for our rental revenue.

For the three months and nine months ended September 30, 2018, approximately 79.9% and 77.2%, respectively, of our rental revenue was derived from Medicare’s service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. Effective January 1, 2017, the Medicare allowable for stationary oxygen rentals (E1390) ranges from $66.53 to $77.16 per month and the OGPE rentals (E1392) ranges from $36.14 to $41.91 per month. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

Effective January 1, 2017, we believe we have access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we have won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. The loss of access to the CBAs where we were not awarded contracts is not expected to lead to a material adverse impact on our rental business. Medicare revenue, including patient co-insurance and deductible obligations, represented 4.7% of our total revenue in the three months ended September 30, 2018 and 4.6% of our total revenue in the nine months ended September 30, 2018. The decline in total revenue resulting from the loss of competitive bidding contracts in the areas that we were excluded from was partially offset by the “grandfathering” of existing Medicare patients (discussed below), rentals to patients with third-party insurance coverage, or Medicare patients paying out-of-pocket to purchase our products. Our revenue from Medicare in the 27 CBAs where we were not offered contracts as of January 1, 2017 was approximately $0.1 million and $0.2 million in the three months ended September 30, 2018 and September 30, 2017, respectively, and $0.4 million and $0.7 million in the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and nine months ended September 30, 2018 and September 30, 2017, respectively.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 155 co-sponsors as of September 30, 2018. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

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

On July 11, 2018, CMS released a new proposal to change the payment rules for Durable Medical Equipment Prosthetics, Orthotics, and Supplies (DMEPOS), including our portable oxygen concentrators.  This includes a proposal that when the current competitive bidding contracts expire December 31, 2018, beneficiaries can obtain DMEPOS items from any enrolled Medicare supplier.  In addition if this proposal is approved, the next competitive bidding round, which is expected to be delayed 18 to 24 months, will include multiple provisions to improve the program including:  implementing lead item pricing, revising the definition of composite bid to mean the bid submitted by the supplier for the lead item in the product category, establishing a new method for single payment amounts based on maximum winning bids instead of median bids and establishing new separate payment classes for portable gaseous, portable liquid, and high flow portable liquid categories.  In addition, CMS proposes to establish a new methodology for ensuring that all new classes for oxygen and equipment are budget neutral.  Lastly, this proposal includes three different fee schedule adjustment methodologies depending on the area in which items and services are furnished: (1) one fee schedule adjustment methodology for DMEPOS items and services furnished on/after January 1, 2019 in areas currently in CBAs, in the event of a gap in competitive bidding; (2) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs, are not rural areas, and are located in the contiguous United States; and (3) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs and are either rural areas or non-contiguous areas. We expect the final ruling to be published in November 2018.

On November 1, 2018, CMS released the DMEPOS final rule to change the DMEPOS competitive bidding program and fee schedule payment rules.  Effective January 1, 2019, beneficiaries may receive DME from any Medicare enrolled supplier until new contracts are in effect under the next round of competitive bidding, which is not expected until January 1, 2021.  Reimbursement rates will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments.  Pricing in competitive bidding areas will be subject to annual CPI adjustments beginning in 2019 until the next bidding round takes place.  However, CMS is also changing the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to the stationary oxygen code E1390.  It is not yet clear whether the increase associated with the CPI adjustment or the decrease associated with the budget neutrality provision will have a bigger impact on our 2019 Medicare reimbursement rates, but we expect clarity on this before year-end.  In addition, this final rule extends the 50/50 blended reimbursement rates in rural and non-contiguous areas that were set to expire on December 31, 2018 until December 31, 2020.  This rule also establishes new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents.  This rule also finalized revisions to the DMEPOS Competitive Bidding program for rounds bid in the future.  These revisions include implementing lead item pricing and setting reimbursement at the maximum winning bid rate instead of the median winning bid rate.

As of September 30, 2018, we had 91 contracts with Medicaid and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 30% of all oxygen therapy patients are covered by private payors. Private payors typically provide reimbursement at a rate between 60% and 100% of Medicare allowables for in-network providers, and although private payor plans can have 36-month capped rental periods similar to Medicare, they typically do not. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts established through competitive bidding.

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

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2018 and September 30, 2017, business-to-business sales as a percentage of total sales revenue were 57.3% and 63.5%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, business-to-business sales as a percentage of total sales revenue were 58.8% and 62.9%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We also offer a lifetime warranty for direct-to-consumer sales of our portable oxygen concentrators. For a fixed price, we agree to provide a fully functional portable oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of portable oxygen concentrators by the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from the sale of portable oxygen concentrators with a standard warranty of three years.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to be down approximately 10% in 2018 as compared to 2017, primarily due to a decline in patients on service. Medicare reimbursement rates in 2018 were impacted by a roughly 1.2% decline in monthly stationary rates in non-competitive bidding areas due to a fee schedule adjustment. In addition, effective June 1, 2018 Medicare reimbursement rates in rural and non-contiguous areas not subject to competitive bidding increased to the previous rates effective December 31, 2017. We estimate rental revenue in 2018 will increase by approximately $0.5 million associated with this interim final rule. We also expect that our rental revenue will be impacted by the number of sales representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

We continue to make progress towards lowering the average unit costs of our Inogen One and Inogen At Home systems as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. In the second quarter of 2018, we also signed an additional lease in Richardson, Texas to expand our current manufacturing facilities by approximately 23,000 square feet due to increased production volumes. At the same time, recent United States policies related to global trade and tariffs may also increase the Company’s average unit cost. For these reasons, we expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs.  The Company continues to monitor the recently announced Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. Following an analysis of the most recent tariff announcement, the Company currently expects the overall financial impact to our business to be a low single digit percentage increase to the average unit cost effective January 1, 2019.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense; service costs for rental patients, including rework costs, material, labor, freight, and consumable disposables; and logistics costs.

We expect rental gross margin percentage to increase in 2018 compared to 2017, primarily associated with higher rental revenue per patient. In addition, we expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit costs of our systems, including reductions in depreciation, service costs, and logistics costs.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2017 and in the nine months ended September 30, 2018, primarily due to an increase in the sales force and marketing expenses. We expect a further increase in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and customer base increases. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we expect to have approximately 500 employees by year-end 2020 with at least two-thirds of those employees expected to be sales representatives, which is expected to increase our sales and marketing costs.  However, we are expecting to receive certain partially offsetting business development incentives of up to $3.5 million based on our forecasted headcount additions and facility tenant improvement costs. We also established a physical presence in Europe by acquiring our former distributor, MedSupport on May 4, 2017.  This acquisition has increased sales and marketing costs but has also improved customer service and repair services in the European markets.

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

Results of operations

Comparison of three months ended September 30, 2018 and September 30, 2017

Revenue

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales revenue	$89,712	$63,137	$26,575	42.1%	94.1%	91.5%
Rental revenue	5,579	5,893	(314)	-5.3%	5.9%	8.5%
Total revenue	$95,291	$69,030	$26,261	38.0%	100.0%	100.0%

Sales revenue increased $26.6 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or an increase of 42.1% over the comparable period. The increase was primarily attributable to a 16,400-unit increase in the number of oxygen systems sold. We sold approximately 52,400 oxygen systems during the three months ended September 30, 2018 compared to approximately 36,000 oxygen systems sold during the three months ended September 30, 2017, or an increase of 45.6%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to an increase in sales representatives as well as increased sales and marketing expenditures, and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases.

Rental revenue decreased $0.3 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or a decrease of 5.3% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service which declined 13.0% from the comparative period, partially offset by higher rental revenue per patient on service.

	Three months ended
(amounts in thousands)	September 30,		Change 2018 vs. 2017		% of Revenue
Revenue by region and category	2018	2017	$	%	2018	2017
Business-to-business domestic sales	$30,263	$22,919	$7,344	32.0%	31.7%	33.2%
Business-to-business international sales	21,142	17,186	3,956	23.0%	22.2%	24.9%
Direct-to-consumer domestic sales	38,307	23,032	15,275	66.3%	40.2%	33.4%
Direct-to-consumer domestic rentals	5,579	5,893	(314)	-5.3%	5.9%	8.5%
Total revenue	$95,291	$69,030	$26,261	38.0%	100.0%	100.0%

Domestic sales in direct-to-consumer and business-to-business channels increased 66.3% and 32.0%, respectively, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional inside sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales. We also benefited from increased direct-to-consumer sales associated with the direct-to-consumer pricing trial and subsequent lowering of retail pricing effective June 1, 2018. The increase in domestic business-to-business sales was primarily driven by continued adoption by traditional HME providers, and increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 23.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in sales from our partners in Europe. As of September 30, 2018, we sold our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended September 30, 2018, 87.6% was sold in Europe versus 90.1% in the comparative period in 2017.

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

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Cost of sales revenue	$42,810	$31,401	$11,409	36.3%	44.9%	45.5%
Cost of rental revenue	3,668	4,459	(791)	-17.7%	3.9%	6.4%
Total cost of revenue	$46,478	$35,860	$10,618	29.6%	48.8%	51.9%

Gross profit - sales revenue	$46,902	$31,736	$15,166	47.8%	49.2%	46.0%
Gross profit - rental revenue	1,911	1,434	477	33.3%	2.0%	2.1%
Total gross profit	$48,813	$33,170	$15,643	47.2%	51.2%	48.1%

Gross margin percentage - sales revenue	52.3%	50.3%
Gross margin percentage- rental revenue	34.3%	24.3%
Total gross margin percentage	51.2%	48.1%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $11.4 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or an increase of 36.3% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $0.8 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or a decrease of 17.7% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense, mainly associated with a decrease in patients on service. Cost of rental revenue included $1.7 million of rental asset depreciation for the three months ended September 30, 2018 and $2.4 million for the three months ended September 30, 2017.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage increased to 52.3% for the three months ended September 30, 2018 from 50.3% for the three months ended September 30, 2017. The increase in sales gross margin percentage was primarily related to an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit, partially offset by a reduction in business-to-business average selling prices associated with higher volumes and lower direct-to-consumer pricing effective June 1, 2018. Total worldwide business-to-business sales revenue accounted for 57.3% of total sales revenue in the third quarter of 2018 versus 63.5% in the third quarter of 2017. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 34.3% for the three months ended September 30, 2018 from 24.3% for the three months ended September 30, 2017, primarily due to increased rental revenue per patient on service and lower cost of rental revenue mainly due to lower depreciation costs.

Research and development expense

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Research and development expense	$2,096	$1,375	$721	52.4%	2.2%	2.0%

Research and development expense increased $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, or an increase of 52.4% over the comparable period, primarily attributable to increases of $0.4 million in personnel-related expenses.

Sales and marketing expense

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales and marketing expense	$26,339	$13,095	$13,244	101.1%	27.6%	19.0%

Sales and marketing expense increased $13.2 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or an increase of 101.1% over the comparable period. The increase was primarily attributable to increases of $5.9 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $3.7 million in wages, benefits and payroll tax expense, $1.5 million in commissions expense, $0.4 million in bonus expense and $0.2 million in stock compensation expense), $5.4 million in media spending to supply leads for the increased number of sales force headcount hired, $0.8 million in credit card processing fees, $0.4 million in customer service and clinical personnel-related expenses and $0.3 million for dues, fees and license costs. In the three months ended September 30, 2018, we spent $8.8 million in media and advertising costs versus $3.4 million in the comparative period in 2017.

General and administrative expense

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
General and administrative expense	$9,982	$10,368	$(386)	-3.7%	10.5%	15.0%

General and administrative expense decreased $0.4 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or a decrease of 3.7% from the comparable period. The decrease was primarily attributable to decreases of $1.5 million in patent defense costs and $0.9 million of bad debt expense. These decreases were partially offset by an increase of $1.0 million of personnel-related expenses (which included increases of $0.5 million in wages, benefits and payroll tax expense, $0.4 million in stock compensation expense and $0.1 million in bonus expense).

Bad debt expense, expressed as a percentage of total revenue, was 0.4% and 1.8% in the three months ended September 30, 2018 and September 30, 2017, respectively.

Other income

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Interest income	$895	$221	$674	305.0%	0.9%	0.3%
Other income	8	264	(256)	-97.0%	0.0%	0.4%
Total other income	$903	$485	$418	86.2%	0.9%	0.7%

Total other income increased $0.4 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or an increase of 86.2% over the comparable period. The increase was primarily due to an increase of $0.7 million in interest income on cash equivalents and marketable securities, partially offset by a decrease of $0.3 million in other income related to foreign currency fluctuations arising from transactions in Euros at a lower Euro exchange rate to the U.S. dollar.

Income tax expense (benefit)

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Income tax expense (benefit)	$(5,133)	$1,479	$(6,612)	-447.1%	-5.4%	2.1%
Effective income tax rate	-45.4%	16.8%

Income tax expense (benefit) decreased $6.6 million for the three months ended September 30, 2018 from the three months ended September 30, 2017 from the comparative period, primarily attributable to excess benefits recognized from stock-based compensation and the impact of changes in the federal tax rate associated with the Tax Cuts and Jobs Act (TCJA), partially offset by a 28.2% increase in income before tax expense (benefit).

Our effective tax rate in the third quarter of 2018 decreased compared to 2017, primarily due to the changes in the federal tax rate associated with the TCJA. In the third quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $8.1 million and our effective tax rate by 71.8%, as compared to the tax rate without such benefits. For comparison, in the third quarter of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $1.7 million and our effective tax rate by 19.7%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Net income	$16,432	$7,338	$9,094	123.9%	17.2%	10.6%

Net income increased $9.1 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, or an increase of 123.9% over the comparable period. The increase in net income was primarily related to the increase in revenue of 38.0% and a lower effective tax rate.

Comparison of nine months ended September 30, 2018 and September 30, 2017

Revenue

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales revenue	$255,283	$167,141	$88,142	52.7%	94.0%	90.0%
Rental revenue	16,297	18,510	(2,213)	-12.0%	6.0%	10.0%
Total revenue	$271,580	$185,651	$85,929	46.3%	100.0%	100.0%

Sales revenue increased $88.1 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or an increase of 52.7% over the comparable period. The increase was primarily attributable to a 58,500-unit increase in the number of oxygen systems sold. We sold approximately 152,500 oxygen systems during the nine months ended September 30, 2018 compared to approximately 94,000 oxygen systems sold during the nine months ended September 30, 2017, or an increase of 62.2%. The increase in the number of systems sold resulted primarily from an increase in direct-to-consumer sales in the United States, mainly due to an increase in sales representatives, as well as increased sales and marketing expenditures, and an increase in worldwide business-to-business sales, primarily due to traditional HME purchases and continued strong private label demand.

Rental revenue decreased $2.2 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or a decrease of 12.0% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service which decreased 13.0% from the comparative period. The first nine months of 2017 also included $0.2 million of additional revenue associated with the Cures Act that did not repeat in the first nine months of 2018.

	Nine months ended
(amounts in thousands)	September 30,		Change 2018 vs. 2017		% of Revenue
Revenue by region and category	2018	2017	$	%	2018	2017
Business-to-business domestic sales	$91,222	$61,534	$29,688	48.2%	33.6%	33.1%
Business-to-business international sales	58,807	43,528	15,279	35.1%	21.6%	23.5%
Direct-to-consumer domestic sales	105,254	62,079	43,175	69.5%	38.8%	33.4%
Direct-to-consumer domestic rentals	16,297	18,510	(2,213)	-12.0%	6.0%	10.0%
Total revenue	$271,580	$185,651	$85,929	46.3%	100.0%	100.0%

Domestic sales in direct-to-consumer and business-to-business channels increased 69.5% and 48.2%, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in direct-to-consumer sales was primarily due to the hiring of additional inside sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales.  The increase in domestic business-to-business sales was primarily the result of increased demand from our private label partner and traditional HME providers as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 35.1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in sales from our partners in Europe and favorable currency exchange rates. As of September 30, 2018, we sold our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the nine months ended September 30, 2018, 88.4% was sold in Europe versus 84.8% in the comparative period in 2017, primarily because sizable unit orders in South Korea in the first nine months of 2017 did not repeat in the first nine months of 2018. We also acquired our former distributor, MedSupport, in the second quarter of 2017, which also contributed to increased international revenues in the first nine months of 2018.

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

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Cost of sales revenue	$124,726	$81,307	$43,419	53.4%	45.9%	43.8%
Cost of rental revenue	11,844	13,863	(2,019)	-14.6%	4.4%	7.5%
Total cost of revenue	$136,570	$95,170	$41,400	43.5%	50.3%	51.3%

Gross profit - sales revenue	$130,557	$85,834	$44,723	52.1%	48.1%	46.2%
Gross profit - rental revenue	4,453	4,647	(194)	-4.2%	1.6%	2.5%
Total gross profit	$135,010	$90,481	$44,529	49.2%	49.7%	48.7%

Gross margin percentage - sales revenue	51.1%	51.4%
Gross margin percentage- rental revenue	27.3%	25.1%
Total gross margin percentage	49.7%	48.7%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $43.4 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or an increase of 53.4% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $2.0 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or a decrease of 14.6% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense. Cost of rental revenue included $5.8 million of rental asset depreciation for the nine months ended September 30, 2018 and $7.6 million for the nine months ended September 30, 2017.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 51.1% for the nine months ended September 30, 2018 from 51.4% for the nine months ended September 30, 2017. The decrease in sales gross margin percentage was primarily related to a reduction in domestic business-to-business average selling prices based on increased volumes and lower direct-to-consumer pricing, partially offset by an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit. Average business-to-business selling prices declined over the same period in the prior year, primarily due to mix related to increased volume from our private label partner and secondarily associated with pricing discounts associated with increased volumes worldwide. Total worldwide business-to-business sales revenue accounted for 58.8% of total sales revenue in the first nine months of 2018 versus 62.9% in the first nine months of 2017. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 27.3% for the nine months ended September 30, 2018 from 25.1% for the nine months ended September 30, 2017, primarily due to lower depreciation costs.

Research and development expense

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Research and development expense	$5,287	$3,944	$1,343	34.1%	1.9%	2.1%

Research and development expense increased $1.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, or an increase of 34.1% over the comparable period, primarily due to an increase of $1.0 million in personnel-related expenses.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Sales and marketing expense	$67,376	$35,569	$31,807	89.4%	24.8%	19.2%

Sales and marketing expense increased $31.8 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or an increase of 89.4% over the comparable period. The increase was primarily attributable to increases of $15.6 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $8.6 million in wages, benefits and payroll tax expense, $4.8 million in commissions expense, $1.3 million in bonus expense, $0.7 million in stock compensation expense, and $0.3 million in recruiting and relocation expense), $11.8 million in media spending to supply leads for the increased number of sales force headcount hired, $1.7 million in credit card processing fees, $1.2 million in customer service and clinical personnel-related expenses, and $1.0 million in dues, fees and license costs. In the nine months ended September 30, 2018, we spent $19.9 million in media and advertising costs versus $8.2 million in the comparative period in 2017.

General and administrative expense

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
General and administrative expense	$29,230	$28,568	$662	2.3%	10.8%	15.4%

General and administrative expense increased $0.7 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or an increase of 2.3% over the comparable period. The increase was primarily attributable to $4.0 million of personnel-related expenses (which included increases of $2.1 million in stock compensation expense, $1.4 million in wages, benefits and payroll tax expense, and $0.6 million in bonus expense) and $0.7 million of increased amortization expense. These increases were partially offset by a decrease of $3.5 million of patent defense costs and $1.8 million of bad debt expense as well as an increase of $0.3 million of net proceeds from the sale of former rental assets.

Bad debt expense, expressed as a percentage of total revenue, was 0.5% and 1.7% in the nine months ended September 30, 2018 and September 30, 2017, respectively.

Other income, net

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Interest income	2,111	468	1,643	351.1%	0.8%	0.3%
Other income (expense)	(596)	994	(1,590)	-160.0%	-0.2%	0.5%
Total other income, net	$1,515	$1,462	$53	3.6%	0.6%	0.8%

Total other income, net, remained relatively flat for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. An increase of $1.6 million in interest income on cash equivalents and marketable securities was offset by a decrease of $1.6 million in other income (expense) related to foreign currency losses arising from increased transactions in Euros at a lower Euro exchange rate to the U.S. dollar compared to foreign currency gains recorded in the comparable period.

Income tax expense (benefit)

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Income tax expense (benefit)	$(7,168)	$2,254	$(9,422)	-418.0%	-2.6%	1.2%
Effective income tax rate	-20.7%	9.4%

Income tax expense (benefit) decreased $9.4 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, primarily attributable to an increase of excess benefits recognized from stock-based compensation and the impact of changes in the federal tax rate associated with the Tax Cuts and Jobs Act (TCJA), partially offset by a 45.1% increase in income before income tax expense (benefit).

Our effective tax rate in the first nine months of 2018 decreased compared to 2017, primarily due to the changes in the federal tax rate associated with the TCJA. In the first nine months of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $15.2 million and our effective tax rate by 44.0%, as compared to the tax rate without such benefits. For comparison, in the first nine months of 2017, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $6.4 million and our effective tax rate by 27.0%, as compared to the tax rate without such benefits.

Net income

	Nine months ended
	September 30,		Change 2018 vs. 2017		% of Revenue
(amounts in thousands)	2018	2017	$	%	2018	2017
Net income	$41,800	$21,608	$20,192	93.4%	15.4%	11.6%

Net income increased $20.2 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, or an increase of 93.4% over the comparable period. The increase in net income was primarily related to the increase in revenues of 46.3% and a lower effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2018, we had purchase obligations with outside vendors and suppliers of approximately $61.6 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.  As of September 30, 2018, we had minimum aggregate payments of $12.0 million due under operating leases, related party leases and specified non-cancelable contractual obligations related to software license and maintenance agreements.

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

Liquidity and capital resources

As of September 30, 2018, we had cash and cash equivalents of $176.3 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held marketable securities of $47.6 million in available-for-sale corporate bonds and U.S. Treasury securities, which had maturities greater than three months. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $39.0 million from proceeds related to stock option exercises and our employee stock purchase plan. For the nine months ended September 30, 2018 and September 30, 2017, we received $13.3 million and $10.7 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2018 consisted of net purchases of available-for-sale investments of $16.6 million and our capital expenditures of $11.1 million including additional rental equipment, intangible assets, and other property, plant and equipment. The uses of cash were partially offset by $0.7 million of gross proceeds received from the sale of former rental assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2018 vs. 2017
Summary of consolidated cash flows	2018	2017	$	%
Cash provided by operating activities	$47,640	$47,486	$154	0.3%
Cash used in investing activities	(26,965)	(21,389)	(5,576)	26.1%
Cash provided by financing activities	12,209	10,722	1,487	13.9%
Effect of exchange rates on cash	445	23	422	1834.8%
Net increase in cash and cash equivalents	$33,329	$36,842	$(3,513)	-9.5%

(amounts in thousands)	September 30,	December 31,
Working capital	2018	2017
Cash and cash equivalents	$176,282	$142,953
Marketable securities	47,574	30,991
Accounts receivable, net	34,250	31,444
Inventories, net	30,621	18,842
Deferred cost of revenue	401	361
Income tax receivable	2,356	1,313
Prepaid expenses and other current assets	8,066	2,584
Total current assets	299,550	228,488

Accounts payable and accrued expenses	26,769	20,626
Accrued payroll	11,904	6,877
Warranty reserve-current	3,539	2,505
Deferred revenue-current	3,549	3,533
Income tax payable	369	345
Total current liabilities	46,130	33,886

Net working capital	$253,420	$194,602

Operating activities

We derive operating cash flows from cash collected from the sale and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in each period has increased associated with increased revenue, improving product mix and lower cost of revenue.

Net cash provided by operating activities for the nine months ended September 30, 2018 consisted primarily of our net income of $41.8 million and non-cash expense items such as provision for sales returns and doubtful accounts of $14.1 million, stock-based compensation expense of $9.8 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $8.5 million, provision for rental revenue adjustments of $2.2 million, and loss on disposal of rental equipment and other fixed assets of $0.8 million. These were partially offset by an increase in deferred tax assets of $7.6 million and gain on sale of former rental assets of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $21.8 million.

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

For the nine months ended September 30, 2018, we had $50.3 million of purchases that we invested in certificates of deposits, corporate bonds, agency mortgage-backed securities, and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $33.7 million in maturities of available-for-sale investments. In addition, we invested $11.1 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, partially offset from gross proceeds received from the sale of former rental assets of $0.7 million.

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

For the nine months ended September 30, 2018, net cash provided by financing activities consisted of $13.3 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.1 million.

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

Current assets increased $71.1 million during the nine months ended September 30, 2018 from December 31, 2017, primarily due to an increase in cash, cash equivalents and marketable securities of $49.9 million driven by strong cash flows from operations as well as increases of $11.8 million in net inventories, $5.5 million in prepaid expenses and other current assets, $2.8 million in net accounts receivable, and $1.0 million in income tax receivable.

Gross accounts receivable increased $2.9 million during the nine months ended September 30, 2018 from December 31, 2017, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $4.6 million primarily as a result of higher sales in the third quarter of 2018 versus the fourth quarter of 2017 where total sales revenues were $89.7 million and $58.4 million, respectively, partially offset by a decrease in gross rental accounts receivable balance of $1.6 million. Allowances on accounts receivable increased $0.1 million during the nine months ended September 30, 2018 from December 31, 2017, primarily due to an increase in the allowance for sales returns of $0.4 million from the comparative consolidated balance sheet date as a result of higher sales in the third quarter of 2018 versus the fourth quarter of 2017, partially offset by a decrease in the allowance for rental revenue bad debt of $0.3 million from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $12.2 million during the nine months ended September 30, 2018 from December 31, 2017, primarily due to an increase in accounts payable and accrued expenses of $6.1 million, mainly caused by the timing of payments for higher levels of inventory as well as increases in accrued payroll of $5.0 million and warranty reserve of $1.0 million.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2018 was $47.6 million compared to $47.5 million in the nine months ended September 30, 2017. As of September 30, 2018, we had cash and cash equivalents of $176.3 million.

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

In evaluating EBITDA, Adjusted EBITDA and Non-GAAP net income, we anticipate that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA, Adjusted EBITDA and Non-GAAP net income should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA, Adjusted EBITDA and Non-GAAP net income alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Non-GAAP net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2018	2017	2018	2017
Net income	$16,432	$7,338	$41,800	$21,608
Non-GAAP adjustments:
Interest income	(895)	(221)	(2,111)	(468)
Provision for income taxes	(5,133)	1,479	(7,168)	2,254
Depreciation and amortization	2,712	2,936	8,521	9,257
EBITDA (non-GAAP)	13,116	11,532	41,042	32,651
Stock-based compensation	3,216	2,523	9,783	6,630
Adjusted EBITDA (non-GAAP)	$16,332	$14,055	$50,825	$39,281

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP net income	2018	2017	2018	2017
Net income	$16,432	$7,338	$41,800	$21,608
Non-GAAP adjustments:
2017 U.S. tax reform (1)	—	—	—	—
Non-GAAP net income	$16,432	$7,338	$41,800	$21,608

(1)

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company. During the fourth quarter of 2017, the Company recorded an estimated one-time net charge due to the impact of changes in the tax rate, primarily on deferred tax assets. There were no related charges during the three months and nine months ended September 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $176.3 million as of September 30, 2018, which consisted of highly-liquid investments with a maturity of three months or less, and $47.6 million of marketable securities with maturity dates of greater than three months and less than twelve months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2018 and December 31, 2017. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or nine months ended September 30, 2018 or September 30, 2017.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport with net assets denominated in Euros in the second quarter of 2017. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2018 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.3 million decline in revenue for the first nine months of 2018. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, AirSep Corporation and SeQual Technologies (subsidiaries of Chart Industries, Inc.), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical and Gas Control Equipment. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, three major competitors (Respironics, Chart Industries, and Invacare) have implemented direct-to-consumer sales models which may increase their competitiveness and sales to patients, however these strategies are limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $2.1 million and $1.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $5.3 million and $3.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three months ended September 30, 2018 and September 30, 2017, sales revenue to our top 10 customers accounted for approximately 35.8% and 39.9%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the three months ended September 30, 2018 and one customer represented over 10% of our total revenue for the three months ended September 30, 2017.  For the nine months ended September 30, 2018 and September 30, 2017, sales revenue to our top 10 customers accounted for approximately 38.7% and 39.2%, respectively, of our total revenue. For the nine months ended September 30, 2018 and September 30, 2017, we have one customer who was over 10% of our total revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced and there would be an adverse effect on our business, financial conditions and results of operations.

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

As a provider of oxygen product rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that more than 60% of oxygen therapy patients in the United States have primary coverage under Medicare Part B. For the three months ended September 30, 2018 and September 30, 2017, we derived 4.7% and 6.0%, respectively, and for the nine months ended September 30, 2018 and September 30, 2017, we derived 4.6% and 7.3%, respectively, of our total revenue from Medicare’s program or beneficiaries (including patient co-insurance obligations). There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers. Our capped patients as a percentage of total patients on service was approximately 18.1% as of September 30, 2018, which is slightly higher than the capped patients as a percentage of total patients on service of approximately 17.1% as of September 30, 2017. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of September 30, 2018, there were 156 co-sponsors on this bill. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016.  The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

On May 9, 2018, CMS released an Interim Final Rule to resume the 50/50 blended rate schedule for the period of June 1, 2018 through December 31, 2018 in rural and non-contiguous areas not subject to the competitive bidding program.  We estimate that this will increase rental revenue by approximately $0.5 million in 2018.

On July 11, 2018, CMS released a new proposal to change the payment rules for Durable Medical Equipment Prosthetics, Orthotics, and Supplies (DMEPOS), including our portable oxygen concentrators.  This includes a proposal that when the current competitive bidding contracts expire December 31, 2018, beneficiaries can obtain DMEPOS items from any enrolled Medicare supplier.  In addition if this proposal is approved, the next competitive bidding round, which is expected to be delayed 18 to 24 months, will include multiple provisions to improve the program including:  implementing lead item pricing, revising the definition of composite bid to mean the bid submitted by the supplier for the lead item in the product category, establishing a new method for single payment amounts based on maximum winning bids instead of median bids, and establishing new separate payment classes for portable gaseous, portable liquid, and high flow portable liquid categories.  In addition, CMS proposes to establish a new methodology for ensuring that all new classes for oxygen and equipment are budget neutral.  Lastly, this proposal includes three different fee schedule adjustment methodologies depending on the area in which items and services are furnished: (1) one fee schedule adjustment methodology for DMEPOS items and services furnished on/after January 1, 2019 in areas currently in CBAs, in the event of a gap in competitive bidding; (2) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs, are not rural areas, and are located in the contiguous United States; and (3) another fee schedule adjustment methodology for items and services furnished from January 1, 2019 through December 31, 2020, in areas that are currently not CBAs and are either rural areas or non-contiguous areas.  Comments on this proposed rule were accepted through September 10, 2018.

On November 1, 2018, CMS released the DMEPOS final rule to change the DMEPOS competitive bidding program and fee schedule payment rules.  Effective January 1, 2019, beneficiaries may receive DME from any Medicare enrolled supplier until new contracts are in effect under the next round of competitive bidding, which is not expected until January 1, 2021.  Reimbursement rates will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments.  Pricing in competitive bidding areas will be subject to annual CPI adjustments beginning in 2019 until the next bidding round takes place.  However, CMS is also changing the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to the stationary oxygen code E1390.  It is not yet clear whether the increase associated with the CPI adjustment or the decrease associated with the budget neutrality provision will have a bigger impact on our 2019 Medicare reimbursement rates, but we expect clarity on this before year-end.  In addition, this final rule extends the 50/50 blended reimbursement rates in rural and non-contiguous areas that were set to expire on December 31, 2018 until December 31, 2020.  This rule also establishes new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents.  This rule also finalized revisions to the DMEPOS Competitive Bidding program for rounds bid in the future.  These revisions include implementing lead item pricing and setting reimbursement at the maximum winning bid rate instead of the median winning bid rate.

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

We depend upon reimbursement from Medicare, private payors, Medicaid and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could suffer.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2018 and September 30, 2017, approximately 5.9% and 8.5%, respectively, and for the nine months ended September 30, 2018 and September 30, 2017, approximately 6.0% and 10.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facilities in Richardson, Texas and Goleta, California. In the fourth quarter of 2017, we began using a contract manufacturer in Europe to assemble our Inogen One G3 concentrators for our European customers. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters which may help us recover some of the costs of damage to our property and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely impact our business, financial condition, and operating results.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport Systems B.V. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity, and stock price.

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

During the nine months ended September 30, 2018 and September 30, 2017, approximately 21.6% and 23.5%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2018, we experienced a net foreign currency loss of $0.6 million, and for the nine months ended September 30, 2017, we experienced a net foreign currency gain of $1.0 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  In addition, currency hedging may result in a reduction in revenue should the currency strengthen during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the period ended December 31, 2017. Additional information on our hedging arrangements is also contained in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period.  In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate.  For example, in the nine months ended September 30, 2018 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $15.2 million and our effective tax rate by 44.0% as compared to the tax rate without such benefits.  In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase.  The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate.  These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Approximately 22.2% and 24.9% of our revenue was from sales outside of the United States for the three months ended September 30, 2018 and September 30, 2017, respectively, and 21.6% and 23.5% for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, we sold our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operation and financial condition.

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

As of September 30, 2018, we sold our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our Inogen One and Inogen At Home systems to other available oxygen therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

We are subject to California’s Proposition 65, or Prop 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. Prop 65 required that all businesses must be in compliance by August 30, 2018 with new regulations that require modifications to product warnings and for businesses to coordinate with upstream vendors or downstream customers for the 800+ regulated chemicals in consumer products and assess whether new occupational exposure warnings need to be posited in California facilities. We have taken steps to add warning labels to our products packaged in California and manufactured after August 30, 2018. Although we cannot predict the ultimate impact of these new requirements, they could reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely impact our business, financial condition, and operating results.

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

As of September 30, 2018, we have seven pending patent applications and one pending international patent application, thirty-three issued patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents and patent applications may be subject to interference proceedings, and patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered and/or pending trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), and Japan. We own a trademark registration for the mark “イノジェン” in Japan. We own a pending application for the mark “Inogen” in China and a pending International Registration for the mark “Inogen” designating Colombia, Europe (European Union Application), Iceland, India, Israel, New Zealand, Norway, Singapore, Switzerland and Turkey. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. Now that we are no longer an “emerging growth company,” our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

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

As of September 30, 2018, one holder of approximately 3.5 million shares, or approximately 16.5%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 53.6% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2018 and September 30, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
10.1+	Transition Agreement and Release by and between the Registrant and Matthew Scribner, dated September 14, 2018	8-K/A	10.1	9/18/18

10.2+	Employment and Severance Agreement, dated August 17, 2018, between the Registrant and Bart Sanford	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

inogen, inc.

Dated:	November 6, 2018	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 6, 2018	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)