Form 10-Q
period 2019-03-31
Inogen Inc
filed 2019-05-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
326 Bollay Drive Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 562-0500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

As of April 30, 2019, the registrant had 21,929,157 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$190,236	$196,634
Marketable securities	49,011	43,715
Accounts receivable, net	41,525	37,041
Inventories, net	28,820	27,071
Deferred cost of revenue	346	359
Income tax receivable	2,555	2,655
Prepaid expenses and other current assets	9,263	7,108
Total current assets	321,756	314,583
Property and equipment
Rental equipment, net	41,996	43,038
Manufacturing equipment and tooling	7,469	7,338
Computer equipment and software	6,701	6,153
Furniture and equipment	1,463	1,445
Leasehold improvements	3,521	3,407
Land and building	125	125
Construction in process	3,432	3,128
Total property and equipment	64,707	64,634
Less accumulated depreciation	(42,709)	(42,293)
Property and equipment, net	21,998	22,341
Goodwill	2,212	2,257
Intangible assets, net	3,411	3,755
Operating lease right-of-use asset	5,936	—
Deferred tax asset - noncurrent	29,296	30,130
Other assets	3,586	2,832
Total assets	$388,195	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$24,731	$26,786
Accrued payroll	7,832	11,407
Warranty reserve - current	3,734	3,549
Operating lease liability	2,061	—
Deferred revenue - current	5,283	4,451
Income tax payable	111	392
Total current liabilities	43,752	46,585
Long-term liabilities
Warranty reserve - noncurrent	6,023	5,981
Operating lease liability - noncurrent	4,920	—
Deferred revenue - noncurrent	11,379	11,844
Deferred tax liability - noncurrent	227	232
Other noncurrent liabilities	—	832
Total liabilities	66,301	65,474
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,931,342 and 21,778,632 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	255,226	249,194
Retained earnings	65,786	60,484
Accumulated other comprehensive income	860	724
Total stockholders' equity	321,894	310,424
Total liabilities and stockholders' equity	$388,195	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2019	2018
Revenue
Sales revenue	$84,818	$73,584
Rental revenue	5,384	5,467
Total revenue	90,202	79,051
Cost of revenue
Cost of sales revenue	42,067	36,948
Cost of rental revenue, including depreciation of $1,705 and $2,165, respectively	3,726	4,376
Total cost of revenue	45,793	41,324
Gross profit
Gross profit-sales revenue	42,751	36,636
Gross profit-rental revenue	1,658	1,091
Total gross profit	44,409	37,727
Operating expense
Research and development	1,669	1,416
Sales and marketing	28,201	18,038
General and administrative	9,681	9,573
Total operating expense	39,551	29,027
Income from operations	4,858	8,700
Other income (expense)
Interest income	1,334	543
Other income (expense)	(120)	444
Total other income, net	1,214	987
Income before provision (benefit) for income taxes	6,072	9,687
Provision (benefit) for income taxes	770	(1,071)
Net income	5,302	10,758
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(137)	108
Change in net unrealized gains (losses) on foreign currency hedging	84	(249)
Less: reclassification adjustment for net (gains) losses included in net income	176	172
Total net change in unrealized gains (losses) on foreign currency hedging	260	(77)
Change in net unrealized gains (losses) on marketable securities	13	(19)
Total other comprehensive income, net of tax	136	12
Comprehensive income	$5,438	$10,770

Basic net income per share attributable to common stockholders (Note 6)	$0.24	$0.51
Diluted net income per share attributable to common stockholders (Note 6)	$0.24	$0.48
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,750,305	21,026,154
Diluted common shares	22,534,885	22,295,213

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended March 31, 2019 and March 31, 2018
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	3,381	—	—	3,381
Employee stock purchases	12,013	—	988	—	—	988
Restricted stock awards issued	53,052	—	—	—	—	—
Vesting of restricted stock units	6,206	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(2,553)	—	(302)	—	—	(302)
Stock options exercised	169,594	—	4,459	—	—	4,459
Net income	—	—	—	10,758	—	10,758
Other comprehensive income	—	—	—	—	12	12
Balance, March 31, 2018 (unaudited)	21,214,662	$21	$226,635	$19,397	$284	$246,337

Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	3,586	—	—	3,586
Employee stock purchases	16,767	—	1,525	—	—	1,525
Restricted stock awards issued	66,944	—	—	—	—	—
Vesting of restricted stock units	11,265	—	(59)	—	—	(59)
Shares withheld related to net restricted stock settlement	(12,045)	—	(655)	—	—	(655)
Stock options exercised	69,779	—	1,635	—	—	1,635
Net income	—	—	—	5,302	—	5,302
Other comprehensive income	—	—	—	—	136	136
Balance, March 31, 2019 (unaudited)	21,931,342	$22	$255,226	$65,786	$860	$321,894

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$5,302	$10,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,794	2,993
Loss on rental units and other fixed assets	171	284
Gain on sale of former rental assets	(21)	(401)
Provision for sales revenue returns and doubtful accounts	4,428	4,920
Provision for rental revenue adjustments	590	719
Provision for inventory losses	456	73
Stock-based compensation expense	3,586	3,381
Deferred income taxes	834	(1,798)
Changes in operating assets and liabilities:
Accounts receivable	(9,517)	(9,206)
Inventories	(2,897)	(4,327)
Deferred cost of revenue	13	26
Income tax receivable	100	726
Prepaid expenses and other current assets	(2,156)	(1,192)
Operating lease right-of-use asset	(5,936)	—
Other noncurrent assets	(491)	—
Accounts payable and accrued expenses	(1,974)	3,928
Accrued payroll	(3,572)	(274)
Warranty reserve	227	1,074
Deferred revenue	367	608
Income tax payable	(277)	(36)
Operating lease liability	6,981	—
Other noncurrent liabilities	(832)	(16)
Net cash provided by (used in) operating activities	(1,824)	12,240
Cash flows from investing activities
Purchases of marketable securities	(19,033)	(11,565)
Maturities of marketable securities	13,750	8,525
Investment in property and equipment	(933)	(2,075)
Production and purchase of rental equipment	(781)	(1,447)
Proceeds from sale of former assets	49	573
Net cash used in investing activities	(6,948)	(5,989)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from financing activities
Proceeds from stock options exercised	1,635	4,459
Proceeds from employee stock purchases	1,525	988
Payment of employment taxes related to release of restricted stock	(714)	(302)
Net cash provided by financing activities	2,446	5,145
Effect of exchange rates on cash	(72)	(65)
Net increase (decrease) in cash and cash equivalents	(6,398)	11,331
Cash and cash equivalents, beginning of period	196,634	142,953
Cash and cash equivalents, end of period	$190,236	$154,284

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$214	$(14)
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$194	$93

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 619,000 of its Inogen oxygen concentrators as of March 31, 2019.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. The Company merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity.

2. Basis of presentation and summary of significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 26, 2019.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liability, and operating lease liability - noncurrent on the consolidated balance sheets.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments as the rate implicit in each lease is generally not readily determinable. The operating lease ROU asset also includes any lease payments made to the lessor at or before the commencement date and excludes lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components.  The Company elected the practical expedient to treat the lease and non-lease components as a single lease component. Additionally, the Company elected the practical expedient to not record leases with an initial term of 12 months or less on the consolidated balance sheets.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase.  The increase in deferred revenue related to lifetime warranties for the three months ended March 31, 2019 was primarily driven by $2,416 of payments received in advance of satisfying performance obligations, partially offset by $1,995 of revenues recognized that were included in the deferred revenue balances as of December 31, 2018. Deferred revenue related to lifetime warranties was $15,295 and $14,874 as of March 31, 2019 and December 31, 2018, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

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

	Three months ended
	March 31,
Revenue by region and category	2019	2018
Business-to-business domestic sales	$26,061	$28,016
Business-to-business international sales	19,803	16,906
Direct-to-consumer domestic sales	38,954	28,662
Total sales revenue	$84,818	$73,584

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842 —Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of March 31, 2019 and December 31, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, bad debt and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered, and revenue was earned. The determination that an account is uncollectible, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

The lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for supplies. The Company elected the practical expedient to treat the lease and non-lease components as a single lease component.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments.  The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities.  The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted.  The Company is evaluating the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. The Company adopted the standard using the modified retrospective transition method at the adoption date of January 1, 2019 that does not require restatement of its comparative periods presented, allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings.  As permitted under the transition guidance, the Company carried forward the assessment of whether the Company’s contracts contain or are leases, classification of the Company’s leases and remaining lease terms. The Company elected the practical expedients to not record leases with an initial term of 12 months or less on the consolidated balance sheet and to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs. The Company recognized approximately $6,400 of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2019. The Company also recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Topic 842, effective January 1, 2019.  The impact on rental revenue as a result of the adoption did not have a material impact on the Company’s consolidated financial presentation or results. There was no cumulative adjustments recorded to retained earnings as a result of the adoption.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted this standard on January 1, 2019 and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

In January 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance permits entities the option to reclassify tax effects that are stranded in accumulated other comprehensive income as a result of the implementation of the Tax Cuts and Jobs Act to retained earnings.  The Company adopted this standard on January 1, 2019 using the beginning of the period of adoption method and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance modifies the accounting for nonemployee share-based payments.  The Company adopted this standard on January 1, 2019 and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which is an amendment to ASU No. 2016-13 that clarifies the scope of the guidance.  The amendment clarifies that receivables arising from operating leases are not within the scope of ASU No. 2016-13 and impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02.  As a result, the bad debt expense account associated with the rental revenue allowance for doubtful account is charged to rental revenue instead of general and administrative expense upon adoption.  This change results in decreased rental revenue and decreased operating expense. The Company adopted the standard using the modified retrospective transition method at the adoption date of January 1, 2019 that does not require restatement of its comparative periods presented.  The adoption of this reclassification did not have a material impact on the Company’s consolidated financial statement presentation or results.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Fair value accounting

ASC 820 — Fair Value Measurements and Disclosures creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$19,300	$—	$19,300	$19,300	$—
Level 1:
Money market accounts	170,181	—	170,181	170,181	—

Level 2:
Corporate bonds	10,064	1	10,065	—	10,065
U.S. Treasury securities	39,685	16	39,701	755	38,946
Total	$239,230	$17	$239,247	$190,236	$49,011

	As of December 31, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$33,671	$—	$33,671	$33,671	$—
Level 1:
Money market accounts	158,438	—	158,438	158,438	—

Level 2:
Corporate bonds	13,629	(16)	13,613	—	13,613
U.S. Treasury securities	34,620	7	34,627	4,525	30,102
Total	$240,358	$(9)	$240,349	$196,634	$43,715

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

March 31, 2019
Due within one year	$49,011

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $862 and a receivable of $472 as of March 31, 2019 and December 31, 2018, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains	other
	translation	marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2018	$394	$—	$330	$724
Other comprehensive gain (loss)	(137)	13	260	136
Balance as of March 31, 2019	$257	$13	$590	$860

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

4. Balance sheet components

Cash, cash equivalents and marketable securities

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s marketable debt securities are classified and accounted for as available-for-sale. Cash equivalents are recorded at cost plus accrued interest, which is considered adjusted cost, and approximates fair value. Marketable debt securities are included in cash equivalents and marketable securities based on the maturity date of the security. Short-term investments are included in marketable securities in the current period presentation.

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

	March 31,	December 31,
Cash and cash equivalents	2019	2018
Cash	$19,300	$33,671
Money market accounts	170,181	158,438
U.S. Treasury securities	755	4,525
Total cash and cash equivalents	$190,236	$196,634
Marketable securities
Corporate bonds	$10,065	$13,613
U.S. Treasury securities	38,946	30,102
Total marketable securities	$49,011	$43,715

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

The allowance for doubtful accounts is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in general and administrative expense for sales revenue and as a reduction of rental revenue in the periods in which they become known. The allowance is increased by bad debt provisions, net of recoveries, and is reduced by direct write-offs.

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

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowances for rental reserve adjustments and doubtful accounts, the rental revenue adjustments account (contra rental revenue account) is charged. Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense, which is now recorded as part of rental revenue adjustments during the three months ended March 31, 2019.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2019 and December 31, 2018, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $560 and $589, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required.  Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
Gross accounts receivable	2019	2018
Rental (1)	$3,791	$3,406
Business-to-business and other receivables (2)	39,802	35,656
Total gross accounts receivable	$43,593	$39,062

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
Net accounts receivable	2019	2018
Rental (1)	$2,910	$2,413
Business-to-business and other receivables (2)	38,615	34,628
Total net accounts receivable	$41,525	$37,041

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $18,615 and $16,198 as of March 31, 2019 and December 31, 2018, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of March 31, 2019 and allocated up to $18,000 in coverage as of December 31, 2018 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
Allowances - accounts receivable	2019	2018
Doubtful accounts (1)	$424	$693
Rental revenue adjustments (1)	548	438
Sales returns	1,096	890
Total allowances - accounts receivable	$2,068	$2,021

(1)

Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense. Upon adoption of ASC 842, such balances are recorded as part of rental revenue adjustments to report rental revenue at an expected collectible amount.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2019, and one single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2018. One single customer represented more than 10% of the Company’s net accounts receivable balance with an accounts receivable balance of $18,615 as of March 31, 2019, and two customers with accounts receivable balances of $16,198 and $4,155, respectively, each represented more than 10% of the Company’s net accounts receivable balance as of  December 31, 2018.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2019, the Company’s three major vendors accounted for 20.6%, 11.6%, and 11.4%, respectively, of total raw material purchases. For the three months ended March 31, 2018, the Company’s three major vendors accounted for 18.5%, 15.1% and 12.0%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 72.5% of the non-U.S. revenue for the three months ended March 31, 2019 was invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Three months ended March 31,
	2019	2018
U.S. revenue	$70,399	$62,145
Non-U.S. revenue	19,803	16,906
Total revenue	$90,202	$79,051

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,348 and $1,085 as of March 31, 2019 and December 31, 2018, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials and work-in-progress	$26,162	$24,980
Finished goods	3,398	2,756
Less: reserves	(740)	(665)
Inventories	$28,820	$27,071

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $662 and $560 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2019 and March 31, 2018, respectively.

	Three months ended March 31,
	2019	2018
Rental equipment	$1,705	$2,165
Other property and equipment	761	530
Total depreciation and amortization	$2,466	$2,695

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2019 and December 31, 2018, respectively.

	March 31,	December 31,
Property and equipment	2019	2018
Rental equipment, net of allowances of $524 and $594, respectively	$41,996	$43,038
Other property and equipment	22,711	21,596
Property and equipment	64,707	64,634

Accumulated depreciation
Rental equipment	31,475	31,813
Other property and equipment	11,234	10,480
Accumulated depreciation	42,709	42,293

Property and equipment, net
Rental equipment, net of allowances of $524 and $594, respectively	10,521	11,225
Other property and equipment	11,477	11,116
Property and equipment, net	$21,998	$22,341

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of March 31, 2019 and March 31, 2018.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

Balance as of December 31, 2018	$2,257
Translation adjustment	(45)
Balance as of March 31, 2019	$2,212

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of March 31, 2019 and March 31, 2018. Amortization expense for intangible assets for the three months ended March 31, 2019 and March 31, 2018 was $328 and $298, respectively.

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2019	(in years)	amount	amortization	Net amount
Licenses	10	$185	$158	$27
Patents and websites	5	4,164	1,808	2,356
Customer relationships	4	1,346	645	701
Non-compete agreement	2.3	224	182	42
Commercials	2-3	633	348	285
Total		$6,552	$3,141	$3,411

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$155	$30
Patents and websites	5	4,164	1,640	2,524
Customer relationships	4	1,373	572	801
Non-compete agreement	2.3	229	154	75
Commercials	2-3	633	308	325
Total		$6,584	$2,829	$3,755

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31, 2019
Remaining 9 months of 2019	$899
2020	1,125
2021	842
2022	545
2023	—
Thereafter	—
$3,411

Current liabilities

Accounts payable and accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$14,499	$13,720
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,060	9,597
Accrued purchasing card liability	1,738	2,089
Accrued franchise, sales and use taxes	584	518
Other accrued expenses	850	862
Accounts payable and accrued expenses	$24,731	$26,786

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued bonuses	$754	$4,780
Accrued wages and other payroll related items	4,515	3,494
Accrued vacation	2,124	1,959
Accrued employee stock purchase plan deductions	439	1,174
Accrued payroll	$7,832	$11,407

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 2 years to 8 years, some of which include options to extend the leases for up to 5 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably assured that the Company will exercise the extension options. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized operating lease right-of-use assets and operating lease liabilities of $6,418 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

As a result of the MedSupport acquisition, the Company leases a property owned by a related party.  Operating lease cost for the property was $8 for the three months ended March 31, 2019, which is included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

Three months ended March 31, 2019
Cash paid for operating lease liabilities	$576
Operating lease cost	544
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	6,418
Weighted-average remaining lease term	3.1 years
Weighted-average discount rate	3.8%

Maturities of lease liabilities due in the 12 month period ending March 31,
2020	$2,289
2021	1,750
2022	1,246
2023	937
2024	902
Thereafter	453
7,577
Less imputed interest	(596)
Total lease liabilities	$6,981

Current operating lease liabilities	$2,061
Operating lease liabilities - noncurrent	4,920
Total lease liabilities	$6,981

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

The computation of EPS is as follows:

	Three months ended March 31,
	2019	2018
Numerator—basic and diluted:
Net income	$5,302	$10,758

Denominator:
Weighted-average common shares - basic common stock (1)	21,750,305	21,026,154
Weighted-average common shares - diluted common stock	22,534,885	22,295,213

Net income per share - basic common stock	$0.24	$0.51
Net income per share - diluted common stock	$0.24	$0.48

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,750,305	21,026,154
Stock options and other dilutive awards	784,580	1,269,059
Weighted-average common shares - diluted common stock	22,534,885	22,295,213
Shares excluded from diluted weighted-average shares:
Stock options	—	—
Restricted stock units and restricted stock awards	119,378	75,926
Shares excluded from diluted weighted-average shares	119,378	75,926

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three months ended March 31, 2019 and March 31, 2018.

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

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entity.

8. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of March 31, 2019, options to purchase 2,018 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2019, options to purchase 142,786 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2019, awards with respect to 1,085,122 shares of the Company’s common stock were outstanding, and 1,842,662 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2019, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2018	1,127,336	$0.75-$83.30	$34.89	3.84	$89.28
Granted	—	—	—
Exercised	(69,779)	0.75-58.95	23.44
Forfeited	(20,959)	38.54-44.19	43.07
Expired	—	—	—
Outstanding as of March 31, 2019	1,036,598	0.75-83.30	35.50	3.60	59.87
Vested and exercisable as of March 31, 2019	851,973	0.75-83.30	33.65	3.51	61.72
Vested and expected to vest as of March 31, 2019	1,024,590	$0.75-$83.30	$35.40	3.59	$59.97

The total intrinsic value of options exercised during the three months ended March 31, 2019 and March 31, 2018 was $6,733 and $16,113, respectively. The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of March 31, 2019 was $2,657.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the three months ended March 31, 2019 are summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2018	58,589	8,739	67,328	$115.16
Granted	34,870	—	34,870	106.97
Vested	(7,453)	(4,366)	(11,819)	103.71
Forfeited/canceled	(54)	—	(54)	91.52
Unvested restricted stock units outstanding as of March 31, 2019 (1)	85,952	4,373	90,325	$113.51
Unvested and expected to vest restricted stock units outstanding as of March 31, 2019			85,159	$113.82

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2018	36,937	47,821	84,758	$115.80
Granted	26,778	40,166	66,944	106.97
Vested	(6,319)	(15,732)	(22,051)	115.73
Forfeited/canceled	(2,079)	(3,839)	(5,918)	100.62
Unvested restricted stock awards outstanding as of March 31, 2019 (1)	55,317	68,416	123,733	$112.15
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2019			92,218	$112.18

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2019, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $17,069, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.9 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2019, a total of 729,681 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2019, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2019 and March 31, 2018 was as follows:

	Three months ended
	March 31,
	2019	2018
Stock-based compensation expense by type of award:
Stock option plan awards	$1,147	$1,951
Restricted stock units and restricted stock awards	2,257	1,239
Employee stock purchase plan	182	191
Total stock-based compensation expense	$3,586	$3,381

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the three months ended March 31, 2019 and March 31, 2018 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% in both periods. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2019 and March 31, 2018, stock-based compensation expense recognized under ASC 718, included in cost of revenues, sales and marketing expense, general and administrative expense, and research and development expense was as follows:

	Three months ended
	March 31,
	2019	2018
Cost of revenue	$285	$273
Research and development	377	331
Sales and marketing	690	548
General and administrative	2,234	2,229
Total stock-based compensation expense	$3,586	$3,381

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $318, net of forfeitures, to the 401(k) plan for the three months ended March 31, 2019 and $230, net of forfeitures, for the three months ended March 31, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of March 31, 2019, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 9 months of 2019	$433
2020	578
2021	457
2022	—
2023	—
Thereafter	—
$1,468

Purchase obligations

The Company had approximately $61,000 of outstanding purchase orders with its outside vendors and suppliers as of March 31, 2019.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Product warranty liability at beginning of period	$9,530	$6,171
Accruals for warranties issued	1,821	7,693
Adjustments related to preexisting warranties (including changes in estimates)	(275)	90
Settlements made (in cash or in kind)	(1,319)	(4,424)
Product warranty liability at end of period	$9,757	$9,530

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

Securities class action lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities between November 8, 2017 and February 26, 2019. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. The complaints generally allege that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) very little of Inogen’s business was coming from the Medicare market. The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. The Company intends to vigorously defend itself against these allegations.

10. Foreign currency exchange contracts and hedging

As of March 31, 2019 and March 31, 2018, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,369 and $16,072, respectively, and $2,397 and $17,885, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months. During the three months ended March 31, 2019 and March 31, 2018, these contracts had, net of tax, an unrealized gain of $260 and an unrealized loss of $77, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2019 and March 31, 2018, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of March 31, 2019, the Company had twenty-two designated hedges and three non-designated hedges. As of March 31, 2018, the Company had twenty-six designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, and future changes in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products;
•	our expectations regarding Inogen Capital;
•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•

our expectation to expand our sales and marketing channels, including through efforts to focus on improving the productivity of our sales team, changing our rental intake criteria, creating a separate rental sales team, and expanding our advertising campaigns;

•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the United States on certain imported Chinese materials and products;
•	our ability to successfully acquire and integrate companies and assets;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
•	our expectations regarding the manufacturing ramp-up, domestic and international launch expectations, and market acceptance of our Inogen One G5 portable oxygen concentrator;
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered and/or pending trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), Japan, New Zealand, and Turkey. We own pending applications for the mark “Inogen” in Argentina, Brazil, China, Columbia, Ecuador, Iceland, India, Israel, Norway, Singapore, and Switzerland. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their long-term oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how long-term oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2018, we increased our inside sales representatives to 446 from 263 as of December 31, 2017 in support of our direct-to-consumer domestic sales. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we had 333 employees as of December 31, 2018. We plan to slow down the addition of new sales representative hires and focus on improving the productivity of our sales team, while also creating a separate rental team who will focus exclusively on new rental additions to drive overall sales productivity. We believe we will see increased productivity of our sales representatives throughout 2019, which is expected to increase our direct-to-consumer sales while also reducing our overall cost per sale despite increased marketing spend. While we plan to slightly change our rental intake criteria to increase net rental patient additions, since rental reimbursement revenue is recognized monthly, compared to the mostly immediate revenue recognition of direct-to-consumer sales, we don’t expect a meaningful rental revenue benefit from increasing new rental setups until next year and beyond. While we expect rental revenue to take time to ramp, we believe we can improve our close rate and lead usage by slightly altering our intake criteria for rental patients. Historically our billable months threshold was high, which limited the number of patients we accepted through insurance. Going forward, we plan to lower this monthly threshold to improve sales representative productivity and lead usage. In focusing more on rentals, this could have an adverse impact on near term sales revenue in the US, but we believe it will lead to increased marketing conversion rates and increased portable oxygen concentrator adoption. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers.  We also launched Inogen Capital, an HME-focused financing program, in the fourth quarter of 2018, which we believe will support HME providers in securing financing to help convert their businesses to a non-delivery portable oxygen concentrator business model.  Inogen Capital is financed through a third party to provide direct lease financing between the third party and our HME customer with no recourse obligation to us for events of default. We believe Inogen Capital will be a valuable tool for smaller homecare providers that have historically been capital constrained.

•

Invest in our product offerings to develop innovative products. We expended $1.7 million and $1.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation portable oxygen concentrator, the Inogen One G5, in April 2019 in our direct-to-consumer channel, and we expect to launch the product in our business-to-business channels by year-end 2019. The Inogen One G5 weighs 4.7 pounds, and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for 95% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3 over the intermediate term. At volume, we expect the Inogen One G5 to be our lowest cost product to manufacture. We launched our fourth-generation portable oxygen concentrator, the Inogen One G4, in May 2016.  The Inogen One G4 weighs 2.8 pounds, versus 4.8 pounds for our Inogen One G3, and is approximately half the size of the Inogen One G3. The sound level is 40 dBA at setting 2 and it produces up to 630 ml per minute of oxygen output. The Inogen One G4 system is also less expensive to manufacture than our Inogen One G3 system. We launched Inogen Connect, our new connectivity platform on our Inogen One G4 system in the fourth quarter of 2018 in the direct-to-consumer channel and in the domestic business-to-business channel in the first quarter of 2019, and we launched Inogen Connect in our Inogen One G5 at launch of the product in the United States. Inogen Connect is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

•

Increase international business-to-business adoption. Although our main growth opportunity remains portable oxygen concentrator adoption in the United States given the relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to enter the Chinese market by year-end 2020. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive portable oxygen concentrator adoption in emerging markets, where limited oxygen therapy treatment exists today.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended March 31, 2019 and March 31, 2018, approximately 21.9% and 21.4%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 72.5% and 76.9% of the non-U.S. revenue for the three months ended March 31, 2019 and March 31, 2018, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $90.2 million and $79.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The increase was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and international business-to-business sales, partially offset by a decline in domestic business-to-business sales. We generated net income of $5.3 million and $10.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We generated Adjusted EBITDA of $11.1 million and $15.5 million in the three months ended March 31, 2019 and March 31, 2018, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2019, our retained earnings were $65.8 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through productivity improvements in our direct-to-consumer sales team while also creating a separate rental team who will focus exclusively on new rental additions to drive overall sales productivity, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products. For example, in the second quarter of 2018, we completed a direct-to-consumer pricing elasticity trial which indicated that by lowering our price we can expand access to our products and increase sales volumes while also improving our total gross margin profile. Accordingly, as of June 1, 2018, we reduced the starting retail minimum advertised price for our Inogen One G3 and Inogen One G4 systems.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner and resellers, who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our oxygen concentrator systems place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, business restructuring activities toward a non-delivery oxygen model, capital constraints, and overall changes in the net long-term oxygen therapy patient population. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 50,400 systems in the three months ended March 31, 2019 compared to 45,400 systems for the same period in 2018. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to modestly increase in 2019 as compared to 2018. We plan to add new rental patients on service in future periods through multiple strategies, including creating a rental intake team focused on adding rental patients, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, slightly changing our intake criteria on rental patients and securing additional insurance contracts. However, insurance reimbursement rates are expected to decline. In addition, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G5 and Inogen One G4 systems to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet. We plan to use the Inogen One G5 system in our rental fleet once production of the Inogen One G3 system is discontinued.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2019 compared to approximately 16.9% as of March 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 26,200 and 29,600 oxygen rental patients as of March 31, 2019 and March 31, 2018, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily, from private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2019, approximately 81.7% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

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

In the next round of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including the plan to implement bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In the next round of bidding, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window is scheduled to open in July 2019 and we plan on bidding in 129 of the 130 total Competitive Bidding Areas (CBA). It is unclear how pricing will be impacted due to these new bids. We expect additional clarity on the next round of competitive bidding in July 2019 when the bidding window opens, however we don’t expect contracts and pricing to be announced until 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. We estimate that less than 10% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of CBA and product categories for which we submitted bids.  Effective January 1, 2017, we believe we had access to over 85% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represent approximately 59% of the market with the remaining approximately 41% of the market not subject to competitive bidding. As of January 1, 2019, we can now choose to accept Medicare oxygen patients throughout the United States.    As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.9% of our total revenue in the three months ended March 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2019 and March 31, 2018, respectively.  Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2019, which was higher than the capped patients as a percentage of total patients on service of approximately 16.9% as of March 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequent subject to unnecessary utilization”. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA.  Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed from the master list.  On April 19, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional subregulatory guidance on these timelines in the future.

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 158 co-sponsors as of March 31, 2019. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill.

On March 11, 2019, the current presidential administration sent Congress a 2020 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. This specific proposal is estimated to save the government $7.1 billion in Medicare savings and $0.4 billion in Medicaid savings over 10 years. In addition to changes to competitive bidding, the 2020 budget proposal would enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. In addition, the proposal allows an administrative penalty of $50 for Part B items/services and $100 for Part A services on providers for ordering high-risk, high-cost items or services without proper documentation, such as diagnosis or encounter data. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including portable oxygen concentrators (POC), however this could also exacerbate patient access issues for treatment.

As of March 31, 2019, we had 91 contracts with Medicaid, Medicare Advantage, and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe approximately 40% of all oxygen therapy patients are covered by Medicare Advantage and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowable for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2019 federal budget or future federal budgets prior authorization requirements, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 58% from 2009 to 2018. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Inogen One and Inogen At Home system selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. For example, we typically experience higher total sales in the second and third quarter, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more HME providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives, sales representative productivity, and the amount of marketing spend in each quarter.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended March 31, 2019 and March 31, 2018, business-to-business sales as a percentage of total sales revenue were 54.1% and 61.0%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to modestly increase in 2019, in spite of an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019 and the adoption of Accounting Standards Update (ASU) No. 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue. We also expect that our rental revenue will be impacted by the number of sales representatives, the number of rental intake representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842 — Leases. We have a separate contract with each patient that is not subject to a master lease agreement with any payor. The lease term begins on the date products are shipped to patients and is recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month. Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not billed. The estimate of unbilled rental revenue accrual is reported net of adjustments that are based on historical trends and estimates of future collectability.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair and manufacturing engineering quality assurance employees, and temporary labor. They also include manufacturing freight in, depreciation expense, facilities costs and materials. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year warranty on Inogen At Home systems sold. We established a reserve for the cost of future warranty repairs based on historical warranty repair costs incurred as well as historical failure rates. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. The Company continues to monitor the recently announced Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. Assuming the Chinese tariffs stay at the current 10% level, the Company currently expects the overall financial impact to our business to be a small increase to the average unit cost for 2019.   For these reasons, we expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and cost per unit.

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

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches and enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer marketing and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2018 and in the three months ended March 31, 2019, primarily due to an increase in the sales force and marketing expenses. For example, as we have continued to grow our sales staff, the associated number of required leads has grown, and we have seen the cost per generated lead trend higher than historical averages. In addition, the sales representatives we hired in the second-half of 2018 on average are taking longer to come up the productivity curve than our historical target. We expect a further increase in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and customer base increases. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017 primarily for sales and customer service personnel. We also established a physical presence in Europe by acquiring MedSupport Systems B.V. on May 4, 2017.  This acquisition has increased sales and marketing costs but has also improved customer service and repair services in the European markets.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, rental intake, human resources, and information technology departments as well as facilities costs, sales bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses.

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

Results of operations

Comparison of three months ended March 31, 2019 and March 31, 2018

Revenue

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$84,818	$73,584	$11,234	15.3%	94.0%	93.1%
Rental revenue	5,384	5,467	(83)	-1.5%	6.0%	6.9%
Total revenue	$90,202	$79,051	$11,151	14.1%	100.0%	100.0%

Sales revenue increased $11.2 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 15.3% over the comparable period. The increase was primarily attributable to a 5,000-unit increase in the number of oxygen systems sold. We sold approximately 50,400 oxygen systems during the three months ended March 31, 2019 compared to approximately 45,400 oxygen systems sold during the three months ended March 31, 2018, or an increase of 11.0%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to an increase in sales representatives as well as increased sales and marketing expenditures, and an increase in international business-to-business sales, primarily due to traditional HME purchases, partially offset by a decline in domestic business-to-business sales, primarily due to reduced orders from a national provider who is a customer of our private label partner. Specifically, this provider accounted for revenue of $0.7 million in the first quarter of 2019, down from $9.3 million in the first quarter of 2018.

Rental revenue decreased $0.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or a decrease of 1.5% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service which decreased 11.5% from the comparative period, partially offset by lower rental revenue adjustments.

	Three months ended
(amounts in thousands)	March 31,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$26,061	$28,016	$(1,955)	-7.0%	28.9%	35.4%
Business-to-business international sales	19,803	16,906	2,897	17.1%	21.9%	21.4%
Direct-to-consumer domestic sales	38,954	28,662	10,292	35.9%	43.2%	36.3%
Direct-to-consumer domestic rentals	5,384	5,467	(83)	-1.5%	6.0%	6.9%
Total revenue	$90,202	$79,051	$11,151	14.1%	100.0%	100.0%

Domestic direct-to-consumer sales increased 35.9% and domestic business-to-business sales decreased 7.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in direct-to-consumer sales was primarily due to the hiring of additional inside sales representatives, increased marketing expenditures, our expansion of marketing strategies, and our continued focus on direct-to-consumer sales. The decrease in domestic business-to-business sales was primarily the result of decreased demand from our private label partner, partially offset by increased demand from traditional HME providers and resellers as well as increased consumer demand for our products due to our marketing efforts as well as the marketing efforts of our business partners.

Business-to-business international sales increased 17.1% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases in sales from our partners in Europe, and partially offset by unfavorable currency exchange rates. We also saw strong growth in Canada, Australia, and South America, although these markets are much smaller than the European market. We sell our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended March 31, 2019, 86.5% was sold in Europe versus 89.5% in the comparative period in 2018, primarily because of the increase in sales in Canada, Australia, and South America.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$42,067	$36,948	$5,119	13.9%	46.6%	46.8%
Cost of rental revenue	3,726	4,376	(650)	-14.9%	4.2%	5.5%
Total cost of revenue	$45,793	$41,324	$4,469	10.8%	50.8%	52.3%

Gross profit - sales revenue	$42,751	$36,636	$6,115	16.7%	47.4%	46.3%
Gross profit - rental revenue	1,658	1,091	567	52.0%	1.8%	1.4%
Total gross profit	$44,409	$37,727	$6,682	17.7%	49.2%	47.7%

Gross margin percentage - sales revenue	50.4%	49.8%
Gross margin percentage- rental revenue	30.8%	20.0%
Total gross margin percentage	49.2%	47.7%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the

Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $5.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 13.9% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on customer mix, product mix, and changes in sales prices and cost per unit.

Cost of rental revenue decreased $0.7 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or a decrease of 14.9% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense. Cost of rental revenue included $1.7 million of rental asset depreciation for the three months ended March 31, 2019 and $2.2 million for the three months ended March 31, 2018.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage increased to 50.4% for the three months ended March 31, 2019 from 49.8% for the three months ended March 31, 2018. The increase in sales gross margin percentage was primarily related to an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit, partially offset by lower average selling prices in both the international business-to-business and direct-to-consumer channels. Domestic business-to-business average selling prices were flat in the comparative periods. Total worldwide business-to-business sales revenue accounted for 54.1% of total sales revenue in the first quarter of 2019 versus 61.0% in the first quarter of 2018. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 30.8% for the three months ended March 31, 2019 from 20.0% for the three months ended March 31, 2018, primarily due to higher rental revenue per patient on service and lower depreciation costs.

Research and development expense

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$1,669	$1,416	$253	17.9%	1.9%	1.8%

Research and development expense increased $0.3 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 17.9% over the comparable period, primarily due to a $0.2 million increase in product development expenses for engineering projects.

Sales and marketing expense

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$28,201	$18,038	$10,163	56.3%	31.3%	22.8%

Sales and marketing expense increased $10.2 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 56.3% over the comparable period. The increase was primarily attributable to increases of $5.4 million in media spending, $3.9 million of sales and marketing personnel-related expenses as a result of the increased headcount (which included increases of $2.1 million in wages, benefits and payroll tax expense and $1.8 million in commissions expense), $0.3 million in credit card processing and financing fees, $0.2 million in dues, fees and license costs and $0.2 million in facilities costs. In the three months ended March 31, 2019, we spent $10.2 million in media and advertising costs versus $4.8 million in the comparative period in 2018.

General and administrative expense

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$9,681	$9,573	$108	1.1%	10.6%	12.1%

General and administrative expense increased $0.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 1.1% from the comparable period. The increase was primarily attributable to $0.4 million in higher wages, benefits and payroll tax expense and $0.4 million in lower net proceeds from the sale of former assets. These were partially offset by a decrease of $0.7 million of bad debt expense, primarily related to the adoption of ASU 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue instead of general and administrative expense.

Bad debt expense, expressed as a percentage of total revenue, was 0.0% and 0.9% in the three months ended March 31, 2019 and March 31, 2018, respectively, primarily due to the adoption of ASU 2018-19.

Other income

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	$1,334	$543	$791	145.7%	1.5%	0.7%
Other income (expense)	(120)	444	(564)	-127.0%	-0.2%	0.5%
Total other income	$1,214	$987	$227	23.0%	1.3%	1.2%

Total other income increased $0.2 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or an increase of 23.0% over the comparable period. An increase of $0.8 million in interest income on cash equivalents and marketable securities was partially offset by a decrease of $0.6 million in other income (expense) related to net foreign currency losses arising from increased transactions in Euros at a lower Euro exchange rate to the U.S. dollar compared to net foreign currency gains recorded in the comparable period.

Income tax expense (benefit)

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$770	$(1,071)	$1,841	171.9%	0.8%	-1.4%
Effective income tax rate	12.7%	-11.1%

Income tax expense increased $1.8 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily attributable to lower excess tax benefits of $2.6 million recognized from stock-based compensation, offset by a $0.8 million decrease in the income tax provision expense, primarily resulting from a 37.3% decrease in income before income tax expense (benefit).

Our effective tax rate in the first quarter of 2019 increased compared to the first quarter of 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, the changes in income before income tax expense (benefit) and lower foreign tax credits. In the first quarter of 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.6 million and our effective tax rate by 10.4%, as compared to the tax rate without such benefits. For comparison, in the first quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $3.3 million and our effective tax rate by 33.6%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	March 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$5,302	$10,758	$(5,456)	-50.7%	5.9%	13.6%

Net income decreased $5.5 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, or a decrease of 50.7% from the comparable period. The decrease in net income was primarily related to an increase in operating expenses and a higher effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2019, we had purchase obligations with outside vendors and suppliers of approximately $61.0 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2019.

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

Liquidity and capital resources

As of March 31, 2019, we had cash and cash equivalents of $190.2 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held marketable securities of $49.0 million in available-for-sale corporate bonds and U.S. Treasury securities, which had maturities greater than three months. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $48.4 million from proceeds related to stock option exercises and our employee stock purchase plan. For the three months ended March 31, 2019 and March 31, 2018, we received $3.2 million and $5.4 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2019 consisted of net purchases of available-for-sale investments of $5.3 million and our capital expenditures of $1.7 million including additional rental equipment, intangible assets, and other property, plant and equipment.

We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2019 vs. 2018
Summary of consolidated cash flows	2019	2018	$	%
Cash provided by (used in) operating activities	$(1,824)	$12,240	$(14,064)	-114.9%
Cash used in investing activities	(6,948)	(5,989)	(959)	16.0%
Cash provided by financing activities	2,446	5,145	(2,699)	-52.5%
Effect of exchange rates on cash	(72)	(65)	(7)	10.8%
Net increase (decrease) in cash and cash equivalents	$(6,398)	$11,331	$(17,729)	-156.5%

(amounts in thousands)	March 31,	December 31,
Working capital	2019	2018
Cash and cash equivalents	$190,236	$196,634
Marketable securities	49,011	43,715
Accounts receivable, net	41,525	37,041
Inventories, net	28,820	27,071
Deferred cost of revenue	346	359
Income tax receivable	2,555	2,655
Prepaid expenses and other current assets	9,263	7,108
Total current assets	321,756	314,583

Accounts payable and accrued expenses	24,731	26,786
Accrued payroll	7,832	11,407
Warranty reserve-current	3,734	3,549
Operating lease liability	2,061	—
Deferred revenue-current	5,283	4,451
Income tax payable	111	392
Total current liabilities	43,752	46,585

Net working capital	$278,004	$267,998

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in most periods has increased associated with increased sales, improving product mix and lower costs of revenues.

Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of the net changes in operating assets of $20.0 million. This was partially offset by net cash provided by operating activities including net income of $5.3 million and a decrease in deferred tax assets of $0.8 million as well as non-cash expense items such as provision for sales returns and doubtful accounts of $4.4 million, stock-based compensation expense of $3.6 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $2.8 million, provision for rental revenue adjustments of $0.6 million, and provision for inventory obsolescence and other inventory losses of $0.5 million.

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

Investing activities

Net cash used in investing activities for each of the periods presented included cash used in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of marketable securities.

For the three months ended March 31, 2019, we invested $19.0 million in corporate bonds and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $13.8 million in maturities of available-for-sale investments. In addition, we invested $1.7 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements.

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

We expect to continue investing in property, equipment and leasehold improvements as we expand our operations. Our business is inherently capital intensive. For example, we expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator products and, in connection with our rental business, we incur expense in the deployment of rental equipment to our patients. Investments will continue to be required in order to grow our sales and rental revenue and continue to supply and replace rental equipment to our rental patients on service.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the three months ended March 31, 2019, net cash provided by financing activities consisted of $3.2 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.7 million.

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

Current assets increased $7.2 million during the three months ended March 31, 2019 from December 31, 2018, primarily due to increases of $4.5 million in net accounts receivable, $2.2 million in prepaid expenses and other current assets, and $1.7 million in net inventories. Cash, cash equivalents and marketable securities decreased $1.1 million.

Gross accounts receivable increased $4.5 million during the three months ended March 31, 2019 from December 31, 2018, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $4.1 million and an increase in gross rental accounts receivable balance of $0.4 million. Allowances on accounts receivable slightly increased during the three months ended March 31, 2019 from December 31, 2018, primarily due to an increase of $0.2 million in the allowance for sales returns, partially offset by a decrease of $0.2 million in the allowance for doubtful accounts from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances for adjustments and doubtful accounts on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities decreased by $2.8 million during the three months ended March 31, 2019 from December 31, 2018, primarily due to decreases in accrued payroll of $3.6 million, mainly caused by timing of payments for bonuses, and accounts payable and accrued expenses of $2.1 million and $0.3 million in income tax payable. The decreases were partially offset by increases of $2.1 million in the operating lease liability, $0.8 million in deferred revenue and $0.2 million in the warranty reserve.

Sources of funds

Our cash provided by (used in) operating activities in the three months ended March 31, 2019 was $(1.8) million compared to $12.2 million in the three months ended March 31, 2018. As of March 31, 2019, we had cash and cash equivalents of $190.2 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year-to-year and, as a result, our cash flows from customer collections have increased as have our profits. As a result, our annual cash provided by operating activities has increased over time and now is a significant source of capital to the business, which we expect to continue in the future.

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

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA, and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

In evaluating EBITDA and Adjusted EBITDA, we anticipate that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2019	2018
Net income	$5,302	$10,758
Non-GAAP adjustments:
Interest income	(1,334)	(543)
Provision (benefit) for income taxes	770	(1,071)
Depreciation and amortization	2,794	2,993
EBITDA (non-GAAP)	7,532	12,137
Stock-based compensation	3,586	3,381
Adjusted EBITDA (non-GAAP)	$11,118	$15,518

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $190.2 million as of March 31, 2019, which consisted of highly-liquid investments with a maturity of three months or less, and $49.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2019 and December 31, 2018. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months ended March 31, 2019 or March 31, 2018.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2019 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.4 million decline in revenue for the first three months of 2019. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action lawsuit

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities between November 8, 2017 and February 26, 2019. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. The complaints generally allege that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) very little of Inogen’s business was coming from the Medicare market. The complaints seek compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. We intend to vigorously defend ourselves against these allegations.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, and Gas Control Equipment (subsidiary of Colfax). Additional competitors have also pre-announced upcoming product launches of portable oxygen concentrators expected in 2019 including 3B Medical, SysMed, and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models which may increase their competitiveness and sales to patients and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition; however, these strategies are limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth (formerly QMES LLC), Aerocare Holdings, Inc. and Rotech Healthcare, Inc. have been among the market leaders in providing long-term oxygen therapy, while the remaining long-term oxygen therapy market is serviced by local providers. Because many long-term oxygen therapy providers may have difficulty providing service at the prevailing Medicare reimbursement rates, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. Oxygen therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.7 million and $1.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively, for research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three months ended March 31, 2019 and March 31, 2018, sales revenue to our top 10 customers accounted for approximately 34.8% and 40.4%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the three months ended March 31, 2019 and one single customer represented more than 10% of our total revenue for the three months ended March 31, 2018. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

We obtain some of the components, subassemblies and completed products included in our Inogen One systems and our Inogen At Home systems from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.

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

As a provider of oxygen rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic long-term respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that approximately 60% of long-term oxygen therapy patients in the United States have primary coverage under traditional fee-for-service Medicare Part B. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 16.9% as of March 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

In the next round of DMEPOS competitive bidding program, there have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In the next round of bidding, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window is scheduled to open in June 2019. It is unclear how pricing will be impacted due to these new bids. We expect additional clarity on the next round of competitive bidding in June 2019 when the bidding window opens, however we don’t expect contracts and pricing to be announced until 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be the 50/50 blended reimbursement rates based on an average of the pre-competitive reimbursement bidding rates and the current average reimbursement rates to account for higher servicing costs in these areas. We estimate that less than 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.9% of our total revenue in the three months ended March 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of March 31, 2019 and March 31, 2018.  Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 16.9% as of March 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

On November 2, 2017, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of March 31, 2019, there were 158 co-sponsors on this bill. If passed, the bill would extend a retroactive delay of a second round of reimbursement cuts for Medicare beneficiaries from January 1, 2017 to January 1, 2019 based on the reimbursement rates effective on January 1, 2016. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

On March 11, 2019, the current presidential administration sent Congress a 2020 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. This specific proposal is estimated to save the government $7.1 billion in Medicare savings and $0.4 billion in Medicaid savings over 10 years.  In addition to changes to competitive bidding, the 2020 budget proposal would enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. In addition, the proposal allows an administrative penalty of $50 for Part B items/services and $100 for Part A services on providers for ordering high-risk, high-cost items or services without proper documentation, such as diagnosis or encounter data. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including portable oxygen concentrators, however this could also exacerbate patient access issues for treatment.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequent subject to unnecessary utilization”. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA.  Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed from the master list.  On April 19, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list will be updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional subregulatory guidance on these timelines in the future. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2019 and March 31, 2018, approximately 6.0% and 6.9%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process, it would adversely affect our business, financial condition and results of operations.

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

The rapid growth of our business has placed a significant strain on our managerial and operational resources and systems. For example, as we have continued to grow our sales staff, the associated number of required leads has grown, and we have seen the cost per generated lead trend higher than historical averages.  In addition, the sales reps we hired in 2018 on average are taking longer to come up the productivity curve than our historical target. To execute our anticipated growth successfully, we must continue to attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel.   We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands.

We plan to continue the expansion of our facilities located in Richardson, Texas, Cleveland, Ohio, and Goleta, California. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators, is expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2019 and March 31, 2018, approximately 21.9% and 21.4%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

[In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.]

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2019, we experienced a net foreign currency loss of $0.1 million, and for the three months ended March 31, 2018, we experienced a net foreign currency gain of $0.4 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.  In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information on our hedging arrangements is also contained in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance portable oxygen concentrator purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.  We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods.  You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.  If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Given our levels of stock-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period.  In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate.  For example, in the three months ended March 31, 2019 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $0.6 million and our effective tax rate by 10.4% as compared to the tax rate without such benefits. In future periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase.  The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate.  These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy market serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as portable oxygen concentrator penetration increases, and (viii) the share of portable oxygen concentrators as a percentage of the total oxygen therapy spend are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy, or the type of long-term oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Utilization of our net operating losses and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations imposed by the Internal Revenue Code and similar state provisions.  Such annual limitations could result in the expiration of our net operating losses and tax credit carryforwards before their utilization.

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

Any modification we make to our Inogen One systems and Inogen At Home systems that could significantly affect their safety or effectiveness, or would constitute a major change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Approximately 21.9% and 21.4% of our revenue was from sales outside of the United States for the three months ended March 31, 2019 and March 31, 2018, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

As of March 31, 2019, we have seven pending patent applications and one pending international patent application, thirty-three issued patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appearing to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some patent applications may not be published in the U.S., there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s patents in litigation or other proceedings, including patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered and/or pending trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), Japan, New Zealand, and Turkey. We own pending applications for the mark “Inogen” in Argentina, Brazil, China, Colombia, Ecuador, Iceland, India, Israel, Norway, Singapore, and Switzerland. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. Now that we are no longer an “emerging growth company,” our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our results of operations and financial condition.

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

Stockholder litigation has been filed against us in the past, and a class action securities lawsuit against us is currently pending, as discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q.  While we are continuing to defend such actions vigorously, the defense of such actions can be costly, divert the time and attention of our management and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.

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

As of March 31, 2019, one holder of approximately 3.5 million shares, or approximately 16.2%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 61.0% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2019 and March 31, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
10.1(1)	Second Amendment to Private Label Distribution Agreement by and between the Company and OxyGo HQ, LLC, formerly known as Applied Home Healthcare Equipment, LLC, dated as of March 1, 2019	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

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

inogen, inc.

Dated:	May 7, 2019	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 7, 2019	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)