Form 10-Q
period 2019-06-30
Inogen Inc
filed 2019-08-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 21,933,758 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$213,947	$196,634
Marketable securities	42,202	43,715
Accounts receivable, net	46,721	37,041
Inventories, net	24,485	27,071
Deferred cost of revenue	352	359
Income tax receivable	2,750	2,655
Prepaid expenses and other current assets	10,269	7,108
Total current assets	340,726	314,583
Property and equipment
Rental equipment, net	40,587	43,038
Manufacturing equipment and tooling	9,034	7,338
Computer equipment and software	6,943	6,153
Furniture and equipment	1,463	1,445
Leasehold improvements	3,595	3,407
Land and building	125	125
Construction in process	2,616	3,128
Total property and equipment	64,363	64,634
Less accumulated depreciation	(43,002)	(42,293)
Property and equipment, net	21,361	22,341
Goodwill	2,242	2,257
Intangible assets, net	3,127	3,755
Operating lease right-of-use asset	5,461	—
Deferred tax asset - noncurrent	26,063	30,130
Other assets	4,793	2,832
Total assets	$403,773	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$27,325	$26,786
Accrued payroll	6,969	11,407
Warranty reserve - current	4,036	3,549
Operating lease liability - current	2,006	—
Deferred revenue - current	5,616	4,451
Income tax payable	410	392
Total current liabilities	46,362	46,585
Long-term liabilities
Warranty reserve - noncurrent	6,289	5,981
Operating lease liability - noncurrent	4,456	—
Deferred revenue - noncurrent	12,638	11,844
Deferred tax liability - noncurrent	230	232
Other noncurrent liabilities	—	832
Total liabilities	69,975	65,474
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,933,669 and 21,778,632 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	257,177	249,194
Retained earnings	75,946	60,484
Accumulated other comprehensive income	653	724
Total stockholders' equity	333,798	310,424
Total liabilities and stockholders' equity	$403,773	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Sales revenue	$95,863	$91,987	$180,681	$165,571
Rental revenue	5,200	5,251	10,584	10,718
Total revenue	101,063	97,238	191,265	176,289
Cost of revenue
Cost of sales revenue	47,230	44,968	89,297	81,916
Cost of rental revenue, including depreciation of $1,594 and $1,966, for the three months ended and $3,299 and $4,131 for the six months ended, respectively	3,618	3,800	7,344	8,176
Total cost of revenue	50,848	48,768	96,641	90,092
Gross profit
Gross profit-sales revenue	48,633	47,019	91,384	83,655
Gross profit-rental revenue	1,582	1,451	3,240	2,542
Total gross profit	50,215	48,470	94,624	86,197
Operating expense
Research and development	1,468	1,775	3,137	3,191
Sales and marketing	27,758	22,999	55,959	41,037
General and administrative	8,844	9,675	18,525	19,248
Total operating expense	38,070	34,449	77,621	63,476
Income from operations	12,145	14,021	17,003	22,721
Other income (expense)
Interest income	1,394	673	2,728	1,216
Other income (expense)	145	(1,048)	25	(604)
Total other income (expense), net	1,539	(375)	2,753	612
Income before provision (benefit) for income taxes	13,684	13,646	19,756	23,333
Provision (benefit) for income taxes	3,524	(964)	4,294	(2,035)
Net income	10,160	14,610	15,462	25,368
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	106	76	(31)	184
Change in net unrealized gains (losses) on foreign currency hedging	(618)	723	(534)	474
Less: reclassification adjustment for net (gains) losses included in net income	282	(103)	458	69
Total net change in unrealized gains (losses) on foreign currency hedging	(336)	620	(76)	543
Change in net unrealized gains (losses) on marketable securities	23	19	36	—
Total other comprehensive income, net of tax	(207)	715	(71)	727
Comprehensive income	$9,953	$15,325	$15,391	$26,095

Basic net income per share attributable to common stockholders (Note 6)	$0.47	$0.69	$0.71	$1.20
Diluted net income per share attributable to common stockholders (Note 6)	$0.45	$0.65	$0.69	$1.13
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,815,634	21,172,170	21,783,150	21,099,566
Diluted common shares	22,359,679	22,503,749	22,459,101	22,409,011

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended June 30, 2019 and June 30, 2018
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, March 31, 2018 (unaudited)	21,214,662	$21	$226,635	$19,397	$284	$246,337
Stock-based compensation	—	—	3,186	—	—	3,186
Vesting of restricted stock units	459	—	—	—	—	—
Stock options exercised	106,422	—	2,058	—	—	2,058
Net income	—	—	—	14,610	—	14,610
Other comprehensive income	—	—	—	—	715	715
Balance, June 30, 2018 (unaudited)	21,321,543	$21	$231,879	$34,007	$999	$266,906

Balance, March 31, 2019 (unaudited)	21,931,342	$22	$255,226	$65,786	$860	$321,894
Stock-based compensation	—	—	1,779	—	—	1,779
Employee stock purchases	—	—	—	—	—	—
Restricted stock awards issued, net of forfeitures	(12,342)	—	—	—	—	—
Vesting of restricted stock units	10,111	—	(8)	—	—	(8)
Shares withheld related to net restricted stock settlement	(978)	—	(63)	—	—	(63)
Stock options exercised	5,536	—	243	—	—	243
Net income	—	—	—	10,160	—	10,160
Other comprehensive income	—	—	—	—	(207)	(207)
Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798

	Six months ended June 30, 2019 and June 30, 2018
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	6,567	—	—	6,567
Employee stock purchases	12,013	—	988	—	—	988
Restricted stock awards issued	53,052	—	—	—	—	—
Vesting of restricted stock units	6,665	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(2,553)	—	(302)	—	—	(302)
Stock options exercised	276,016	—	6,517	—	—	6,517
Net income	—	—	—	25,368	—	25,368
Other comprehensive income	—	—	—	—	727	727
Balance, June 30, 2018 (unaudited)	21,321,543	$21	$231,879	$34,007	$999	$266,906

Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	5,365	—	—	5,365
Employee stock purchases	16,767	—	1,525	—	—	1,525
Restricted stock awards issued, net of forfeitures	54,602	—	—	—	—	—
Vesting of restricted stock units	21,376	—	(67)	—	—	(67)
Shares withheld related to net restricted stock settlement	(13,023)	—	(718)	—	—	(718)
Stock options exercised	75,315	—	1,878	—	—	1,878
Net income	—	—	—	15,462	—	15,462
Other comprehensive income	—	—	—	—	(71)	(71)
Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$15,462	$25,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,554	5,809
Loss on rental units and other fixed assets	323	525
Gain on sale of former rental assets	(46)	(401)
Provision for sales revenue returns and doubtful accounts	8,890	9,942
Provision for rental revenue adjustments	1,227	1,429
Provision for inventory losses	410	227
Stock-based compensation expense	5,365	6,567
Deferred income taxes	4,067	(2,100)
Changes in operating assets and liabilities:
Accounts receivable	(19,735)	(17,480)
Inventories	1,536	(9,070)
Deferred cost of revenue	7	(20)
Income tax receivable	(95)	(1,346)
Prepaid expenses and other current assets	(3,161)	(4,084)
Operating lease right-of-use asset	(5,461)	—
Other noncurrent assets	(1,926)	(104)
Accounts payable and accrued expenses	223	10,830
Accrued payroll	(4,436)	2,235
Warranty reserve	795	2,559
Deferred revenue	1,959	2,161
Income tax payable	15	7
Operating lease liability	6,462	—
Other noncurrent liabilities	(832)	209
Net cash provided by operating activities	16,603	33,263
Cash flows from investing activities
Purchases of marketable securities	(38,601)	(39,312)
Maturities of marketable securities	40,150	28,235
Investment in intangible assets	(31)	—
Investment in property and equipment	(1,973)	(4,541)
Production and purchase of rental equipment	(1,481)	(2,447)
Proceeds from sale of former assets	104	619
Net cash used in investing activities	(1,832)	(17,446)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from financing activities
Proceeds from stock options exercised	1,878	6,517
Proceeds from employee stock purchases	1,525	988
Payment of employment taxes related to release of restricted stock	(785)	(302)
Net cash provided by financing activities	2,618	7,203
Effect of exchange rates on cash	(76)	371
Net increase in cash and cash equivalents	17,313	23,391
Cash and cash equivalents, beginning of period	196,634	142,953
Cash and cash equivalents, end of period	$213,947	$166,344

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$208	$1,631
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	$242	$204

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 677,000 of its Inogen oxygen concentrators as of June 30, 2019.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liability - current, and operating lease liability - noncurrent on the consolidated balance sheets.

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

The Company also offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from its sale of oxygen concentrators with a standard warranty of three years.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the six months ended June 30, 2019 was primarily driven by $5,018 of payments received in advance of satisfying performance obligations, partially offset by $3,055 of revenues recognized that were included in the deferred revenue balances as of December 31, 2018. Deferred revenue related to lifetime warranties was $16,837 and $14,874 as of June 30, 2019 and December 31, 2018, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

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

	Three months ended		Six months ended
	June 30,		June 30,
Revenue by region and category	2019	2018	2019	2018
Business-to-business domestic sales	$29,653	$32,943	$55,714	$60,959
Business-to-business international sales	22,564	20,759	42,367	37,665
Direct-to-consumer domestic sales	43,646	38,285	82,600	66,947
Total sales revenue	$95,863	$91,987	$180,681	$165,571

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842 —Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of June 30, 2019 and December 31, 2018.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$34,834	$—	$34,834	$34,834	$—
Level 1:
Money market accounts	171,094	—	171,094	171,094	—

Level 2:
Corporate bonds	10,028	8	10,036	3,522	6,514
U.S. Treasury securities	40,145	40	40,185	4,497	35,688
Total	$256,101	$48	$256,149	$213,947	$42,202

	As of December 31, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$33,671	$—	$33,671	$33,671	$—
Level 1:
Money market accounts	158,438	—	158,438	158,438	—

Level 2:
Corporate bonds	13,629	(16)	13,613	—	13,613
U.S. Treasury securities	34,620	7	34,627	4,525	30,102
Total	$240,358	$(9)	$240,349	$196,634	$43,715

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

June 30, 2019
Due within one year	$42,202

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had related receivables of $431 and $472 as of June 30, 2019 and December 31, 2018, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains (losses)	other
	translation	marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2018	$394	$—	$330	$724
Other comprehensive income (loss)	(31)	36	(76)	(71)
Balance as of June 30, 2019	$363	$36	$254	$653

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

	June 30,	December 31,
Cash and cash equivalents	2019	2018
Cash	$34,834	$33,671
Money market accounts	171,094	158,438
Corporate bonds	3,522	—
U.S. Treasury securities	4,497	4,525
Total cash and cash equivalents	$213,947	$196,634
Marketable securities
Corporate bonds	$6,514	$13,613
U.S. Treasury securities	35,688	30,102
Total marketable securities	$42,202	$43,715

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

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowances for rental reserve adjustments and doubtful accounts, the rental revenue adjustments account (contra rental revenue account) is charged. Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense, which is now recorded as part of rental revenue adjustments during the three and six months ended June 30, 2019.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2019 and December 31, 2018, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $634 and $589, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
Gross accounts receivable	2019	2018
Rental (1)	$3,110	$3,406
Business-to-business and other receivables (2)	45,838	35,656
Total gross accounts receivable	$48,948	$39,062

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
Net accounts receivable	2019	2018
Rental (1)	$2,310	$2,413
Business-to-business and other receivables (2)	44,411	34,628
Total net accounts receivable	$46,721	$37,041

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $18,989 and $16,198 as of June 30, 2019 and December 31, 2018, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of June 30, 2019 and allocated up to $18,000 in coverage as of December 31, 2018 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
Allowances - accounts receivable	2019	2018
Doubtful accounts (1)	$450	$693
Rental revenue adjustments (1)	473	438
Sales returns	1,304	890
Total allowances - accounts receivable	$2,227	$2,021

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2019, and one single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2018. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $18,989 and $6,159, respectively, as of June 30, 2019, and $16,198 and $4,155, respectively, as of December 31, 2018.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2019, the Company’s three major vendors accounted for 21.5%, 13.1%, and 9.3%, respectively, of total raw material purchases. For the six months ended June 30, 2018, the Company’s three major vendors accounted for 20.2%, 13.8% and 9.3%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 71.8% and 76.0% of the non-U.S. revenue for the three months ended June 30, 2019 and June 30, 2018, respectively, were invoiced in Euros. Approximately 71.6% and 76.4% of the non-U.S. revenue for the six months ended June 30, 2019 and June 30, 2018, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2019 and June 30, 2018, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. revenue	$78,499	$76,479	$148,898	$138,624
Non-U.S. revenue	22,564	20,759	42,367	37,665
Total revenue	$101,063	$97,238	$191,265	$176,289

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,119 and $1,085 as of June 30, 2019 and December 31, 2018, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials and work-in-progress	$22,082	$24,980
Finished goods	3,017	2,756
Less: reserves	(614)	(665)
Inventories, net	$24,485	$27,071

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $701 and $630 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $1,363 and $1,190 for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rental equipment	$1,594	$1,966	$3,299	$4,131
Other property and equipment	842	551	1,603	1,081
Total depreciation and amortization	$2,436	$2,517	$4,902	$5,212

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,
Property and equipment	2019	2018
Rental equipment, net of allowances of $474 and $594, respectively	$40,587	$43,038
Other property and equipment	23,776	21,596
Property and equipment	64,363	64,634

Accumulated depreciation
Rental equipment	30,945	31,813
Other property and equipment	12,057	10,480
Accumulated depreciation	43,002	42,293

Property and equipment, net
Rental equipment, net of allowances of $474 and $594, respectively	9,642	11,225
Other property and equipment	11,719	11,116
Property and equipment, net	$21,361	$22,341

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of June 30, 2019 and June 30, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

Balance as of December 31, 2018	$2,257
Translation adjustment	(15)
Balance as of June 30, 2019	$2,242

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of June 30, 2019 and June 30, 2018. Amortization expense for intangible assets for the three months ended June 30, 2019 and June 30, 2018 was $324 and $299, respectively, and for the six months ended June 30, 2019 and June 30, 2018 was $652 and $597, respectively.

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2019	(in years)	amount	amortization	Net amount
Licenses	10	$185	$160	$25
Patents and websites	5	4,164	1,974	2,190
Customer relationships	4	1,364	739	625
Non-compete agreement	2.3	228	217	11
Commercials	2-3	664	388	276
Total		$6,605	$3,478	$3,127

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$155	$30
Patents and websites	5	4,164	1,640	2,524
Customer relationships	4	1,373	572	801
Non-compete agreement	2.3	229	154	75
Commercials	2-3	633	308	325
Total		$6,584	$2,829	$3,755

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30, 2019
Remaining 6 months of 2019	$586
2020	1,145
2021	852
2022	544
2023	—
Thereafter	—
$3,127

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Current liabilities

Accounts payable and accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$16,071	$13,720
Accrued inventory (in-transit and unvouchered receipts) and trade payables	8,225	9,597
Accrued purchasing card liability	1,407	2,089
Accrued franchise, sales and use taxes	621	518
Other accrued expenses	1,001	862
Accounts payable and accrued expenses	$27,325	$26,786

Accrued payroll as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued bonuses	$669	$4,780
Accrued wages and other payroll related items	3,105	3,494
Accrued vacation	2,107	1,959
Accrued employee stock purchase plan deductions	1,088	1,174
Accrued payroll	$6,969	$11,407

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

As a result of the MedSupport acquisition, the Company leases a property owned by a related party. Operating lease cost for the property was $8 and $16 for the three and six months ended June 30, 2019, respectively, which is included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

Six months ended June 30, 2019
Cash paid for operating lease liabilities	$1,164
Operating lease cost	1,087
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	6,418
Weighted-average remaining lease term	2.8 years
Weighted-average discount rate	3.8%

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Maturities of lease liabilities due in the 12-month period ending June 30,
2020	$2,213
2021	1,561
2022	1,167
2023	921
2024	902
Thereafter	226
6,990
Less imputed interest	(528)
Total lease liabilities	$6,462

Current operating lease liabilities	$2,006
Operating lease liabilities - noncurrent	$4,456
Total lease liabilities	$6,462

As of June 30, 2019, the Company has an additional operating lease for its corporate headquarters that has not yet commenced, with total minimum lease payments of $11,549. Lease payments will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter.  This operating lease will commence in 2020 with a lease term of 10 years. This table does not include lease payments that were not fixed at commencement or modification.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator—basic and diluted:
Net income	$10,160	$14,610	$15,462	$25,368

Denominator:
Weighted-average common shares - basic common stock (1)	21,815,634	21,172,170	21,783,150	21,099,566
Weighted-average common shares - diluted common stock	22,359,679	22,503,749	22,459,101	22,409,011

Net income per share - basic common stock	$0.47	$0.69	$0.71	$1.20
Net income per share - diluted common stock	$0.45	$0.65	$0.69	$1.13

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,815,634	21,172,170	21,783,150	21,099,566
Stock options and other dilutive awards	544,045	1,331,579	675,951	1,309,445
Weighted-average common shares - diluted common stock	22,359,679	22,503,749	22,459,101	22,409,011
Shares excluded from diluted weighted-average shares:
Stock options	66,485	—	—	—
Restricted stock units and restricted stock awards	158,680	25,194	165,060	83,517
Shares excluded from diluted weighted-average shares	225,165	25,194	165,060	83,517

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three and six months ended June 30, 2019 and June 30, 2018.

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

8. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2019, options to purchase 2,018 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2019, options to purchase 142,786 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2019, awards with respect to 1,049,917 shares of the Company’s common stock were outstanding, and 1,863,260 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or

such other amount as the Company’s board of directors may determine

.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2018	1,127,336	$0.75-$83.30	$34.89	3.84	$89.28
Granted	—	—	—
Exercised	(75,315)	0.75-58.95	24.96
Forfeited	(35,316)	38.54-58.95	44.45
Expired	—	—	—
Outstanding as of June 30, 2019	1,016,705	0.75-83.30	35.30	3.34	32.51
Vested and exercisable as of June 30, 2019	902,341	0.75-83.30	34.12	3.27	33.82
Vested and expected to vest as of June 30, 2019	1,009,324	$0.75-$83.30	$35.23	3.34	$32.59

The total intrinsic value of options exercised during the six months ended June 30, 2019 and June 30, 2018 was $6,870 and $32,956, respectively. The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of June 30, 2019 was $1,687.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the six months ended June 30, 2019 are summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2018	58,589	8,739	67,328	$115.16
Granted	49,892	—	49,892	96.52
Vested	(17,690)	(4,366)	(22,056)	125.95
Forfeited/canceled	(6,632)	(1,239)	(7,871)	89.42
Unvested restricted stock units outstanding as of June 30, 2019 (1)	84,159	3,134	87,293	$104.10
Unvested and expected to vest restricted stock units outstanding as of June 30, 2019			82,866	$103.77

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2018	36,937	47,821	84,758	$115.80
Granted	26,778	40,166	66,944	106.97
Vested	(8,699)	(15,732)	(24,431)	114.89
Forfeited/canceled	(7,093)	(9,627)	(16,720)	109.11
Unvested restricted stock awards outstanding as of June 30, 2019 (1)	47,923	62,628	110,551	$112.23
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2019			66,529	$112.65

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2019, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $14,087, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.8 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2019, a total of 729,681 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2019, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2019 and June 30, 2018, respectively, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock option plan awards	$776	$1,548	$1,923	$3,500
Restricted stock units and restricted stock awards	791	1,416	3,048	2,654
Employee stock purchase plan	212	222	394	413
Total stock-based compensation expense	$1,779	$3,186	$5,365	$6,567

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the six months ended June 30, 2019 and June 30, 2018 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and six months ended June 30, 2019 and June 30, 2018, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$199	$259	$484	$532
Research and development	227	330	604	661
Sales and marketing	336	583	1,026	1,131
General and administrative	1,017	2,014	3,251	4,243
Total stock-based compensation expense	$1,779	$3,186	$5,365	$6,567

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $505, net of forfeitures, to the 401(k) plan for the six months ended June 30, 2019 and $417, net of forfeitures, for the six months ended June 30, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of June 30, 2019, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 6 months of 2019	$288
2020	578
2021	457
2022	—
2023	—
Thereafter	—
$1,323

Purchase obligations

The Company had approximately $61,700 of outstanding purchase orders with its outside vendors and suppliers as of June 30, 2019.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
Product warranty liability at beginning of period	$9,530	$6,171
Accruals for warranties issued	3,948	7,693
Adjustments related to preexisting warranties (including changes in estimates)	(275)	90
Settlements made (in cash or in kind)	(2,878)	(4,424)
Product warranty liability at end of period	$10,325	$9,530

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Legal proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. The Company intends to vigorously defend itself against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. The Company intends to vigorously defend itself against these allegations.

Other litigation

In addition to the lawsuits discussed above, the Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims. At this time, the Company does not anticipate that any of these other proceedings arising in the normal course of business will have a material adverse effect on the Company’s business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

10. Foreign currency exchange contracts and hedging

As of June 30, 2019 and June 30, 2018, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,388 and $8,926, respectively, and $3,072 and $12,477, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months. During the six months ended June 30, 2019 and June 30, 2018, these contracts had, net of tax, an unrealized loss of $76 and an unrealized gain of $543, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2019 and June 30, 2018, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of June 30, 2019, the Company had thirteen designated hedges and three non-designated hedges. As of June 30, 2018, the Company had twenty-one designated hedges and four non-designated hedges.

11. Subsequent events

On August 6, 2019, the Company entered into a definitive agreement to acquire New Aera, Inc. (New Aera) for approximately $70,400 in cash at closing and up to $31,400 in potential earn-out payments based on future sales performance and certain regulatory clearances. Upon closing of the acquisition, the Company will also separately acquire certain intellectual property assets from an affiliate of New Aera. New Aera is an innovative developer and manufacturer of portable non-invasive ventilators for people suffering from various chronic lung diseases.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, and future changes in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products, including the integration of New Aera’s technology into ours;
•	our expectations regarding Inogen Capital;
•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business, including our ability to develop new products and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•

our expectation to expand our sales and marketing channels, including through efforts to focus on improving the productivity of our sales team, changing our rental intake criteria, creating a separate rental sales team, and expanding our advertising campaigns;

•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the United States on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets, including our recently announced planned acquisition of New Aera;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits or deficiencies from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
•	our expectations regarding the manufacturing ramp-up, domestic and international launch expectations, and market acceptance of our Inogen One G5 portable oxygen concentrator;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), Japan, New Zealand, Turkey, and Singapore. We own pending applications for the mark “Inogen” in Argentina, Brazil, China, Columbia, Ecuador, Iceland, India, Israel, Norway, and Switzerland. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and    “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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

In May 2004, we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for our Inogen One portable oxygen concentrator. From our launch of the Inogen One in 2004, through 2008, we derived our revenue almost exclusively from sales to healthcare providers and distributors. In December 2008, we acquired Comfort Life Medical Supply, LLC in order to secure access to the Medicare rental market and began accepting Medicare reimbursement for our oxygen solutions in certain states. At the time of the acquisition, Comfort Life Medical Supply, LLC had an active Medicare billing number but few other assets and limited business activities. In January 2009, following the acquisition of Comfort Life Medical Supply, LLC, we initiated our direct-to-consumer rental strategy and began renting Inogen One systems directly to patients and building our Medicare rental business in the United States. In April 2009, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care. We believe that we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed, which we believe has contributed to our market leadership position in the portable oxygen concentrator market. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only portable oxygen concentrator manufacturer that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on the consumer’s behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their long-term oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how long-term oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2018, we increased our inside sales representatives to 446 from 263 as of December 31, 2017 in support of our direct-to-consumer domestic sales. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we had 333 employees as of December 31, 2018. We have been and plan to continue focusing on improving the productivity of our sales team, while also creating a separate rental team who will focus exclusively on new rental additions to drive overall sales productivity. However, the level of attrition was higher than expected in the six months ended June 30, 2019 as many sales representatives were unable to meet our sales targets. The sales representative average headcount was down approximately 17% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and down significantly compared to the headcount at December 31, 2018. We have restarted our sales capacity expansion efforts with new sales representatives hired across all three facilities already in August 2019. Going forward, we plan to hire at a more controlled pace than we did in 2018 to expand sales capacity, but we expect sales representative headcount to be down significantly at year-end 2019 compared to year-end 2018. Given the reduced sales representative headcount, we expect to realize headwinds to growth in direct-to-consumer sales in 2019. We believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding and have made key changes to management personnel. We believe we will see increased productivity of our sales representatives throughout 2019, however we also expect increased marketing spend.

While we have slightly changed our rental intake criteria to increase net rental patient additions, since rental reimbursement revenue is recognized monthly, compared to the mostly immediate revenue recognition of direct-to-consumer sales, we do not expect a meaningful rental revenue benefit from increasing new rental setups until next year and beyond and expect rental revenue to decline in 2019 as compared to 2018. While we expect rental revenue to take time to ramp, we believe we can improve our close rate and lead usage by slightly altering our intake criteria for rental patients. Historically our minimum billable months threshold was high, which limited the number of patients we accepted through insurance. We have lowered this monthly threshold to improve sales representative productivity and lead usage. In focusing more on rentals, this could have an adverse impact on near term sales revenue in the US, but we believe it will lead to increased marketing conversion rates and increased portable oxygen concentrator adoption. We believe patients on service will increase in the back-half of 2019, and we expect both patients on service and rental revenue to increase in 2020.

We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional home medical equipment (HME) providers. We launched Inogen Capital, an HME-focused financing program, in the fourth quarter of 2018, which we believe will support HME providers in securing financing to help convert their businesses to a non-delivery portable oxygen concentrator business model. Inogen Capital is financed through a third party to provide direct lease financing between the third party and our HME customer with no recourse obligation to us for events of default. We believe Inogen Capital will be a valuable tool for smaller homecare providers that have historically been capital constrained.

While HME providers have been adopting our products, we expect growth will be challenged due to challenges in their ongoing efforts to restructure from the delivery model business model to the portable model, lack of access to available credit, and provider capital expenditure constraints. Additionally, we believe providers will be more conservative with investment in the next year due to pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. Home medical equipment providers have also communicated to us that they continue to be subject to capital constraints and certain providers have indicated that they intend to reduce or limit purchases in the future. We also have seen a slowing of growth in orders from our internet reseller partners, which may limit our growth prospects.

•

Invest in our product offerings to develop innovative products. We expended $1.5 million and $1.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation portable oxygen concentrator, the Inogen One G5, in April 2019 in our direct-to-consumer channel, and we expect to launch the product in our domestic business-to-business channel in the third quarter of 2019 and in our international channels by year-end 2019, pending standard regulatory clearances in each market. The Inogen One G5 weighs 4.7 pounds, and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for 95% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3 over the intermediate term. At volume, we expect the Inogen One G5 to be our lowest cost product to manufacture.

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

On August 7, 2019, we announced that we entered into a definitive agreement to acquire New Aera, Inc. (New Aera), which is expected to close in August 2019. New Aera’s patented and FDA cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We plan to incorporate the TAV technology directly into our Inogen One portable oxygen concentrators and make the SideKick TAV product compatible with our Inogen At Home stationary concentrator to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

In addition, we plan to use this technology as a platform to expand our total addressable market into the high-growth non-invasive ventilation (NIV) market, where we believe there is a significant worldwide untreated market opportunity. We believe this market could undergo disruption similar to oxygen given the pending reimbursement changes due to the inclusion of this category in competitive bidding round 2021 and the immobile nature of legacy NIV product offerings. The monthly Medicare reimbursement rate is significantly higher for NIV products than oxygen therapy at a minimum of $934 a month. Also, effective January 1, 2019, a new Medicare HCPCS code has been added to allow billing for a multi-function ventilator that includes both ventilation and oxygen. We are targeting to launch a product for this purpose in 2021.

•

Increase international business-to-business adoption. Although our main growth opportunity remains portable oxygen concentrator adoption in the United States given what we still believe is a relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to enter the Chinese market by year-end 2020. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive portable oxygen concentrator adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended June 30, 2019 and June 30, 2018, approximately 22.3% and 21.3%, respectively, and 22.2% and 21.4% for the six months ended June 30, 2019 and June 30, 2018, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 71.8% and 76.0% of the non-U.S. revenue for the three months ended June 30, 2019 and June 30, 2018, respectively, and 71.6% and 76.4% for the six months ended June 30, 2019 and June 30, 2018, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $101.1 million and $97.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $191.3 million and $176.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase in both periods was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and international business-to-business sales, partially offset by a decline in domestic business-to-business sales. We generated net income of $10.2 million and $14.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $15.5 million and $25.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We generated Adjusted EBITDA of $16.8 million and $19.0 million in the three months ended June 30, 2019 and June 30, 2018, respectively, and $27.9 million and $34.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2019, our retained earnings were $75.9 million.

Recent developments

On August 7, 2019, we announced that we had entered into a definitive agreement to acquire New Aera, an innovative developer and manufacturer of portable non-invasive ventilators for people suffering from various chronic lung diseases. In connection with the acquisition, we will also separately acquire certain intellectual property assets from an affiliate of New Aera.  In the short to intermediate term, we plan to sell TAV systems through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending regulatory clearances outside of the United States. We also plan to incorporate the TAV technology directly into our Inogen One portable oxygen concentrators to continue to advance patient preference and maintain our technology leadership position. The consideration for the transaction consists of an approximately $70.4 million in cash, subject to customary purchase price and escrow adjustments, and potential earn-out payments of up to $31.4 million based on future sales performance and certain regulatory clearances. The transaction will be a use of Inogen’s current cash and marketable securities and is expected to close in August 2019.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, and sales of our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, productivity improvements in our direct-to-consumer sales team, creating a separate rental team who will focus exclusively on new rental additions to drive overall sales productivity, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. While HME providers continue to convert and purchase portable oxygen concentrators, we expect growth will be challenged due to ongoing restructure efforts, lack of access to available credit, and provider capital expenditure constraints. Additionally, we believe providers will be more conservative with investment in the next year due to pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. Even though we still believe the market is underpenetrated and patient demand is strong, we are lowering growth expectations for HME providers and internet resellers given these challenges and uncertainties. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products. For example, in the second quarter of 2018, we completed a direct-to-consumer pricing elasticity trial which indicated that by lowering our price we can expand access to our products and increase sales volumes while also improving our total gross margin profile. Accordingly, as of June 1, 2018, we reduced the starting retail minimum advertised price for our Inogen One G3 and Inogen One G4 systems.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-12% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 56,500 systems in the three months ended June 30, 2019 compared to 54,700 systems for the same period in 2018. We sold approximately 106,900 systems in the six months ended June 30, 2019 compared to 100,100 systems for the same period in 2018. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to modestly decline in 2019 as compared to 2018 in spite of the slight change to our intake criteria on rental patients that we made in the second quarter of 2019, primarily due to fewer new rental setups due to reduced sales capacity, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019, and the adoption of ASU No. 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue. We plan to add new rental patients on service in future periods through multiple strategies, including creating a rental intake team focused on adding rental patients, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts. However, insurance reimbursement rates are expected to decline. In addition, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G5 and Inogen One G4 systems to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet. We plan to use the Inogen One G5 system in our rental fleet once production of the Inogen One G3 system is discontinued.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 20.2% as of June 30, 2019 compared to approximately 17.7% as of June 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 25,900 and 28,500 oxygen rental patients as of June 30, 2019 and June 30, 2018, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily, from private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months and six months ended June 30, 2019, approximately 80.9% and 80.8%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are awarded for the competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 are set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas is subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, Centers for Medicare and Medicaid Services (CMS) also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019, the average Medicare reimbursement rates were reduced to $72.92 a month for E1390 and $35.72 a month for E1392 in these regions that were previously subject to competitive bidding. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019.

In the next round of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including the plan to implement bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In the next round of the competitive bidding program, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window opened on July 16, 2019 and we plan on bidding in 129 of the 130 total Competitive Bidding Areas (CBAs). It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. In 2019, this rate is $134.71 a month for E1390 and $44.32 a month for E1392. We estimate that less than 10% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of CBA and product categories for which we submitted bids. As of January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represent approximately 39% of the market with the remaining approximately 61% of the market not subject to competitive bidding per Medicare’s data on 2017 traditional Medicare fee-for-service beneficiaries in CBAs as compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.1% and 4.5% of our total revenue in the three months and six months ended June 30, 2019, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months and six months ended June 30, 2019 and June 30, 2018, respectively. Our capped patients as a percentage of total patients on service was approximately 20.2% as of June 30, 2019, which was higher than the capped patients as a percentage of total patients on service of approximately 17.7% as of June 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

CMS issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequently subject to unnecessary utilization”. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub regulatory guidance on these timelines in the future.

On May 15, 2019, a bi-partisan bill (H.R. 2771) was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 32 co-sponsors as of August 1, 2019. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas permanent and by introducing a 75/25 blended reimbursement rate for areas other than rural and noncontiguous. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill.

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

On July 29, 2019, CMS issued a proposed rule to establish methodologies to modernize pricing of new DMEPOS items and services based on commercial pricing data. In addition, the proposed rule recommends streamlining requirements related to face-to-face encounters, written orders prior to delivery and/or prior authorizations to reduce provider confusion. Lastly, the proposed rule recommends revising the existing DMEPOS competitive bidding program regulations to recognize that changes of ownership may occur on shorter timeframes and revising the submission of a hearing request in notices of breach of contract. CMS is soliciting comments on this proposed rule through September 27, 2019.

As of June 30, 2019, we had 91 contracts with Medicaid, Medicare Advantage, and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe more than 40% of all oxygen therapy patients are covered by Medicare Advantage and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowable for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2019 federal budget or future federal budgets, prior authorization requirements, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges, such as user replaceable batteries. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 58% from 2009 to 2018. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended June 30, 2019 and June 30, 2018, business-to-business sales as a percentage of total sales revenue were 54.5% and 58.4%, respectively. For the six months ended June 30, 2019 and June 30, 2018, business-to-business sales as a percentage of total sales revenue were 54.3% and 59.6%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

We also offer a lifetime warranty for direct-to-consumer sales of our oxygen concentrators. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators by the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from the sale of oxygen concentrators with a standard warranty of three years.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to modestly decline in 2019 in spite of the slight change to our intake criteria on rental patients that we made in the second quarter of 2019, primarily due to lower new rental setups due to reduced sales capacity, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019 and the adoption of ASU No. 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue. We also expect that our rental revenue will be impacted by the number of sales representatives, the number of rental intake representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair and manufacturing engineering quality assurance employees, and temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs and materials. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. We establish a reserve for the cost of future warranty repairs based on historical warranty repair costs incurred as well as historical failure rates. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. The Company continues to monitor the recently announced Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. Assuming the Chinese tariffs stay at the current 25% rate, we currently expect the overall financial impact to our business to be a small increase to the average unit cost for 2019. On August 1, 2019, the current administration announced new 10% tariffs on up to $300 billion in additional goods imported from China effective September 1, 2019. We are still evaluating the impact of these tariffs on our financial results, but we believe additional components used in our Inogen One systems will be subject to these additional tariffs, which could increase our costs.

We expect the TAV system to have a higher sales gross margin than our existing oxygen therapy business.

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

We expect rental gross margin percentage to stay relatively flat in 2019 compared to 2018, primarily associated with higher rental revenue per patient, partially offset by higher service costs. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce the average unit cost of our system, as well as reductions in depreciation, service costs, and logistics costs.

We expect the TAV system to have a higher rental gross margin than our existing oxygen therapy business.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, allocated facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches and enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with the New Aera acquisition and the incorporation of the TAV technology into our Inogen One portable oxygen concentrators.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer marketing and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, recruiting, training, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2018, primarily due to an increase in marketing and sales force expenses and increased in the three and six months ended June 30, 2019, primarily due to an increase in marketing expenses, partially offset by reduced personnel-related expenses. For example, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. Going forward, we have restarted our sales capacity expansion efforts, but we plan to hire additional sales representatives at a more controlled pace across all of our facilities to expand sales capacity, and we expect sales representative headcount to be down meaningfully at year end 2019 compared to year end 2018. We still expect a further increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and customer base increases. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017 primarily for sales and customer service personnel. We also established a physical presence in Europe by acquiring MedSupport Systems B.V. on May 4, 2017. This acquisition has increased sales and marketing costs but has also improved customer service and repair services in the European markets. We expect increased sales and marketing costs associated with the New Aera acquisition.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company as well as acquisition-related costs. Those costs include increases in our accounting, human resources, and IT personnel, as well as increases in additional consulting, legal and accounting fees, facilities costs, insurance costs, and board members’ compensation. We expect increased general and administrative costs associated with the New Aera acquisition, including intangible amortization costs.

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

The accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the deductions taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting. We recognize excess tax benefits or deficiencies on a discrete basis and we anticipate our effective tax rate will vary from quarter-to-quarter depending on our stock price in each period.

Results of operations

Comparison of three months ended June 30, 2019 and June 30, 2018

Revenue

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$95,863	$91,987	$3,876	4.2%	94.9%	94.6%
Rental revenue	5,200	5,251	(51)	-1.0%	5.1%	5.4%
Total revenue	$101,063	$97,238	$3,825	3.9%	100.0%	100.0%

Sales revenue increased $3.9 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or an increase of 4.2% over the comparable period. The increase was primarily attributable to an 1,800-unit increase in the number of oxygen systems sold. We sold approximately 56,500 oxygen systems during the three months ended June 30, 2019 compared to approximately 54,700 oxygen systems sold during the three months ended June 30, 2018, or an increase of 3.3%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to increased sales representative productivity and increased marketing expenditures, partially offset by a decline in sales representative headcount, and an increase in international business-to-business sales, primarily due to purchases from our European partners. These increases were partially offset by a decline in domestic business-to-business sales resulting from reduced orders from a national provider who is a customer of our private label partner and reduced sales to our internet reseller customers. The national provider who is a customer of our private label partner accounted for revenue of $0.7 million in the second quarter of 2019, down from $8.3 million in the second quarter of 2018.

Rental revenue decreased $0.1 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or a decrease of 1.0% from the comparable period. The decrease in rental revenue was primarily related to a 9.1% decline in rental patients on service from the comparative period, partially offset by lower rental revenue adjustments.

	Three months ended
(amounts in thousands)	June 30,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$29,653	$32,943	$(3,290)	-10.0%	29.4%	33.9%
Business-to-business international sales	22,564	20,759	1,805	8.7%	22.3%	21.3%
Direct-to-consumer domestic sales	43,646	38,285	5,361	14.0%	43.2%	39.4%
Direct-to-consumer domestic rentals	5,200	5,251	(51)	-1.0%	5.1%	5.4%
Total revenue	$101,063	$97,238	$3,825	3.9%	100.0%	100.0%

Domestic direct-to-consumer sales increased 14.0% and domestic business-to-business sales decreased 10.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in direct-to-consumer sales was primarily due to increased productivity of inside sales representatives, increased marketing expenditures, and expansion of marketing strategies, partially offset by a decline in sales representative headcount. The decrease in domestic business-to-business sales was primarily the result of decreased demand from our private label partner due to reduced orders from the national provider referenced above and reduced demand from internet reseller customers, partially offset by increased demand from traditional HME providers.

Business-to-business international sales increased 8.7% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increased sales to our partners in Europe and partially offset by unfavorable currency exchange rates. We sell our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended June 30, 2019, 88.2% was sold in Europe versus 88.3% in the comparative period in 2018.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$47,230	$44,968	$2,262	5.0%	46.7%	46.3%
Cost of rental revenue	3,618	3,800	(182)	-4.8%	3.6%	3.9%
Total cost of revenue	$50,848	$48,768	$2,080	4.3%	50.3%	50.2%

Gross profit - sales revenue	$48,633	$47,019	$1,614	3.4%	48.1%	48.3%
Gross profit - rental revenue	1,582	1,451	131	9.0%	1.6%	1.5%
Total gross profit	$50,215	$48,470	$1,745	3.6%	49.7%	49.8%

Gross margin percentage - sales revenue	50.7%	51.1%
Gross margin percentage- rental revenue	30.4%	27.6%
Total gross margin percentage	49.7%	49.8%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $2.3 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or an increase of 5.0% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold and increased mix of direct-to consumer sales which typically includes systems with a higher amount of accessories orders versus business-to-business sales, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes in spite of the Inogen One G5 launch and higher tariff costs. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Cost of rental revenue decreased $0.2 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or a decrease of 4.8% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in rental asset depreciation expense, partially offset by increased servicing costs. Cost of rental revenue included $1.6 million of rental asset depreciation for the three months ended June 30, 2019 and $2.0 million for the three months ended June 30, 2018.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 50.7% for the three months ended June 30, 2019 from 51.1% for the three months ended June 30, 2018. The decrease in sales revenue gross margin percentage was primarily related to a decrease in average selling prices, partially offset by increased sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit in spite of the Inogen G5 launch and increased tariffs. Total worldwide business-to-business sales revenue accounted for 54.5% of total sales revenue in the second quarter of 2019 versus 58.4% in the second quarter of 2018. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 30.4% for the three months ended June 30, 2019 from 27.6% for the three months ended June 30, 2018, primarily due to higher rental revenue per patient on service and lower depreciation costs, partially offset by increased servicing costs.

Research and development expense

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$1,468	$1,775	$(307)	-17.3%	1.5%	1.8%

Research and development expense decreased $0.3 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or a decrease of 17.3% from the comparable period, primarily due to a $0.2 million decrease in personnel-related expenses.

Sales and marketing expense

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$27,758	$22,999	$4,759	20.7%	27.5%	23.7%

Sales and marketing expense increased $4.8 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or an increase of 20.7% over the comparable period. The increase was primarily attributable to an increase of $5.3 million in media spending, partially offset by a decrease of $1.0 million in sales and marketing personnel-related expenses (which included $0.8 million in bonus expense and $0.3 million in stock compensation expense). In the three months ended June 30, 2019, we spent $11.6 million in media and advertising costs versus $6.3 million in the comparative period in 2018.

General and administrative expense

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$8,844	$9,675	$(831)	-8.6%	8.7%	9.9%

General and administrative expense decreased $0.8 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or a decrease of 8.6% from the comparable period. The decrease was primarily attributable to $1.4 million in personnel-related expenses (which included $1.0 million in stock compensation expense, $0.8 million in bonus expense, partially offset by $0.4 million in higher wages, benefits and payroll tax expense) and $0.3 million in bad debt expense. These were partially offset by $0.3 million in acquisition-related expense for the New Aera transaction.

Bad debt expense, expressed as a percentage of total revenue, was 0.0% and 0.3% in the three months ended June 30, 2019 and June 30, 2018, respectively, primarily due to the adoption of ASU No. 2018-19.

Other income (expense), net

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	$1,394	$673	$721	107.1%	1.4%	0.7%
Other income (expense)	145	(1,048)	1,193	113.8%	0.1%	-1.1%
Total other income (expense), net	$1,539	$(375)	$1,914	510.4%	1.5%	-0.4%

Total other income (expense), net increased $1.9 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or an increase of 510.4% over the comparable period. The increase was primarily attributable to $1.2 million in other income (expense) related to net foreign currency gains arising from increased transactions in Euros at a lower U.S. dollar exchange rate to the Euro compared to net foreign currency losses recorded in the comparable period, and an increase of $0.7 million in interest income on cash equivalents and marketable securities versus the amount recorded in the comparable period.

Income tax expense (benefit)

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$3,524	$(964)	$4,488	465.6%	3.4%	-1.0%
Effective income tax rate	25.8%	-7.1%

Income tax expense increased $4.5 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, primarily attributable to lower excess tax benefits of $4.0 million recognized from stock-based compensation, partially offset by a $0.4 million increase in the income tax expense.

Our effective tax rate in the second quarter of 2019 increased compared to the second quarter of 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, the changes in income before income tax expense (benefit) and lower foreign tax credits. In the second quarter of 2019, excess tax deficits recognized from stock-based compensation increased our income tax expense by $0.2 million and our effective tax rate by 1.4%, as compared to the tax rate without such benefits. For comparison, in the second quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $3.9 million and our effective tax rate by 28.3%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$10,160	$14,610	$(4,450)	-30.5%	10.1%	15.0%

Net income decreased $4.5 million for the three months ended June 30, 2019 from the three months ended June 30, 2018, or a decrease of 30.5% from the comparable period. The decrease in net income was primarily related to an increase in operating expenses and a higher effective tax rate.

Comparison of six months ended June 30, 2019 and June 30, 2018

Revenue

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$180,681	$165,571	$15,110	9.1%	94.5%	93.9%
Rental revenue	10,584	10,718	(134)	-1.3%	5.5%	6.1%
Total revenue	$191,265	$176,289	$14,976	8.5%	100.0%	100.0%

Sales revenue increased $15.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or an increase of 9.1% over the comparable period. The increase was primarily attributable to a 6,800-unit increase in the number of oxygen systems sold. We sold approximately 106,900 oxygen systems during the six months ended June 30, 2019 compared to approximately 100,100 oxygen systems sold during the six months ended June 30, 2018, or an increase of 6.8%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to increased sales representative productivity and increased marketing expenditures, partially offset by a decline in sales representative headcount, and an increase in international business-to-business sales, primarily from our European partners. These increases were partially offset by a decline in domestic business-to-business sales, primarily due to reduced orders from a national provider who is a customer of our private label partner and reduced sales to our internet reseller customers. The national provider who is a customer of our private label partner accounted for revenue of $1.4 million in the first six months of 2019, down from $17.6 million in the first six months of 2018.

Rental revenue decreased $0.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or a decrease of 1.3% from the comparable period. The decrease in rental revenue was primarily related to a decline in rental patients on service, which decreased 9.1% from the comparative period, partially offset by an increase in rental revenue per patient mainly due to lower rental revenue adjustments.

	Six months ended
(amounts in thousands)	June 30,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$55,714	$60,959	$(5,245)	-8.6%	29.1%	34.5%
Business-to-business international sales	42,367	37,665	4,702	12.5%	22.2%	21.4%
Direct-to-consumer domestic sales	82,600	66,947	15,653	23.4%	43.2%	38.0%
Direct-to-consumer domestic rentals	10,584	10,718	(134)	-1.3%	5.5%	6.1%
Total revenue	$191,265	$176,289	$14,976	8.5%	100.0%	100.0%

Domestic direct-to-consumer sales increased 23.4% and domestic business-to-business sales decreased 8.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in direct-to-consumer sales was primarily due to increased productivity of inside sales representatives, increased marketing expenditures, and expansion of marketing strategies, partially offset by a decline in sales representative headcount. The decrease in domestic business-to-business sales was primarily the result of decreased demand from our private label partner due to reduced orders from the national provider referenced above and reduced demand from internet reseller customers, partially offset by increased demand from traditional HME providers.

Business-to-business international sales increased 12.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased sales to our partners in Europe, partially offset by unfavorable currency exchange rates. We sell our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the six months ended June 30, 2019, 87.4% was sold in Europe versus 88.8% in the comparative period in 2018, primarily because of the increase in sales in Canada, South America, and Australia.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$89,297	$81,916	$7,381	9.0%	46.7%	46.5%
Cost of rental revenue	7,344	8,176	(832)	-10.2%	3.8%	4.6%
Total cost of revenue	$96,641	$90,092	$6,549	7.3%	50.5%	51.1%

Gross profit - sales revenue	$91,384	$83,655	$7,729	9.2%	47.8%	47.5%
Gross profit - rental revenue	3,240	2,542	698	27.5%	1.7%	1.4%
Total gross profit	$94,624	$86,197	$8,427	9.8%	49.5%	48.9%

Gross margin percentage - sales revenue	50.6%	50.5%
Gross margin percentage- rental revenue	30.6%	23.7%
Total gross margin percentage	49.5%	48.9%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $7.4 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or an increase of 9.0% over the comparable period. The increase in cost of sales revenue was primarily attributable to an increase in the number of systems sold and increased mix toward direct-to-consumer sales which typically includes systems with a higher amount of accessories orders versus business-to-business sales, partially offset by reduced bill of material costs for our products associated with design changes, better sourcing and price discounts resulting from increased volumes, in spite of the Inogen One G5 launch and higher tariff costs. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on changes in the sales channel mix, product mix, and average selling prices and cost per unit.

Cost of rental revenue decreased $0.8 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or a decrease of 10.2% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a decrease in total patients on service and rental asset depreciation expense, partially offset by increased servicing costs. Cost of rental revenue included $3.3 million of rental asset depreciation for the six months ended June 30, 2019 and $4.1 million for the six months ended June 30, 2018.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage increased slightly to 50.6% for the six months ended June 30, 2019 from 50.5% for the six months ended June 30, 2018. The increase in sales gross margin percentage was primarily related to an increase in sales mix toward higher margin domestic direct-to-consumer sales and lower cost per unit, partially offset by lower average selling prices. Total worldwide business-to-business sales revenue accounted for 54.3% of total sales revenue in the first six months of 2019 versus 59.6% in the first six months of 2018. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 30.6% for the six months ended June 30, 2019 from 23.7% for the six months ended June 30, 2018, primarily due to higher rental revenue per patient on service and lower depreciation costs, partially offset by increased servicing costs.

Research and development expense

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$3,137	$3,191	$(54)	-1.7%	1.6%	1.8%

Research and development expense decreased $0.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or a decrease of 1.7% from the comparable period, primarily due to a $0.4 million decrease in personnel-related expenses (which included $0.3 million in bonus expense and $0.1 million in stock compensation expense) and an increase of $0.3 million in product development expenses for engineering projects.

Sales and marketing expense

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$55,959	$41,037	$14,922	36.4%	29.3%	23.3%

Sales and marketing expense increased $14.9 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or an increase of 36.4% over the comparable period. The increase was primarily attributable to increases of $10.7 million in media spending, $2.9 million of personnel-related expenses (which included increases of $2.1 million in wages, benefits and payroll tax expense and $1.9 million in commissions expense, partially offset by a decrease of $1.0 million in bonus expense), $0.4 million in dues, fees and license costs and $0.3 million in allocated facilities costs. In the six months ended June 30, 2019, we spent $21.8 million in media and advertising costs versus $11.1 million in the comparative period in 2018.

General and administrative expense

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$18,525	$19,248	$(723)	-3.8%	9.7%	10.9%

General and administrative expense decreased $0.7 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or a decrease of 3.8% from the comparable period. The decrease was primarily attributable to $1.2 million in lower personnel-related expenses (which included decreases of $1.0 million in bonus expense and $1.0 million in stock compensation expense, partially offset by an increase of $0.8 million in wages, benefits and payroll tax expense) and $1.0 million in lower bad debt expense. These decreases were partially offset by $0.4 million in lower net proceeds received from sale of assets as well as increases of $0.3 million of acquisition-related expense for the New Aera transaction, $0.3 million in dues, fees and license costs and $0.2 million in depreciation expense.

Bad debt expense, expressed as a percentage of total revenue, was 0.0% and 0.6% in the six months ended June 30, 2019 and June 30, 2018, respectively, primarily due to the adoption of ASU 2018-19.

Other income

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	2,728	1,216	1,512	124.3%	1.4%	0.7%
Other income (expense)	25	(604)	629	104.1%	0.0%	-0.3%
Total other income	$2,753	$612	$2,141	349.8%	1.4%	0.4%

Total other income increased $2.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or an increase of 349.8% over the comparable period. The increase was primarily attributable to $1.5 million in interest income on cash equivalents and marketable securities and $0.6 million in other income (expense) related to net foreign currency gains arising from increased transactions in Euros at a lower U.S. dollar exchange rate to the Euro compared to net foreign currency losses recorded in the comparable period.

Income tax expense (benefit)

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$4,294	$(2,035)	$6,329	311.0%	2.2%	-1.2%
Effective income tax rate	21.7%	-8.7%

Income tax expense increased $6.3 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, primarily attributable to lower excess tax benefits of $6.7 million recognized from stock-based compensation, partially offset by a $0.3 million decrease in the income tax provision expense, primarily resulting from a 15.3% decrease in income before income tax expense (benefit).

Our effective tax rate in the first six months of 2019 increased compared to the first six months of 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, the changes in income before income tax expense (benefit) and lower foreign tax credits. In the first six months of 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.4 million and our effective tax rate by 2.3%, as compared to the tax rate without such benefits. For comparison, in the first six months of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $7.1 million and our effective tax rate by 30.4%, as compared to the tax rate without such benefits.

Net income

	Six months ended
	June 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$15,462	$25,368	$(9,906)	-39.0%	8.1%	14.4%

Net income decreased $9.9 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, or a decrease of 39.0% from the comparable period. The decrease in net income was primarily related to an increase in operating expenses and a higher effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2019, we had purchase obligations with outside vendors and suppliers of approximately $61.7 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

On June 19, 2019, we entered into a commercial and industrial building lease for approximately 50,000 rentable square feet located in Goleta, California (the “New Headquarters”). The New Headquarters will replace the lease for our existing Goleta headquarters, which expires on October 31, 2020. The term of the New Headquarters lease commences on November 1, 2020, at which time we expect to move into the New Headquarters and expires on December 31, 2030. The minimum monthly base rent under this lease will initially be approximately $94,660 per month. Base rent will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. For additional information regarding our total lease obligations, refer to Note 5 – Leases in the condensed notes to our consolidated financial statements included in this report.

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

Liquidity and capital resources

As of June 30, 2019, we had cash and cash equivalents of $213.9 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held marketable securities of $42.2 million in available-for-sale corporate bonds and U.S. Treasury securities, which had maturities greater than three months. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $48.6 million from proceeds related to stock option exercises and our employee stock purchase plan. For the six months ended June 30, 2019 and June 30, 2018, we received $3.4 million and $7.5 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2019 consisted of capital expenditures of $3.5 million including additional rental equipment, intangible assets, and other property, plant and equipment, partially offset by net maturities of marketable securities of $1.5 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2019 vs. 2018
Summary of consolidated cash flows	2019	2018	$	%
Cash provided by operating activities	$16,603	$33,263	$(16,660)	-50.1%
Cash used in investing activities	(1,832)	(17,446)	15,614	89.5%
Cash provided by financing activities	2,618	7,203	(4,585)	-63.7%
Effect of exchange rates on cash	(76)	371	(447)	-120.5%
Net increase in cash and cash equivalents	$17,313	$23,391	$(6,078)	-26.0%

(amounts in thousands)	June 30,	December 31,
Working capital	2019	2018
Cash and cash equivalents	$213,947	$196,634
Marketable securities	42,202	43,715
Accounts receivable, net	46,721	37,041
Inventories, net	24,485	27,071
Deferred cost of revenue	352	359
Income tax receivable	2,750	2,655
Prepaid expenses and other current assets	10,269	7,108
Total current assets	340,726	314,583

Accounts payable and accrued expenses	27,325	26,786
Accrued payroll	6,969	11,407
Warranty reserve - current	4,036	3,549
Operating lease liability - current	2,006	—
Deferred revenue - current	5,616	4,451
Income tax payable	410	392
Total current liabilities	46,362	46,585

Net working capital	$294,364	$267,998

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business. Net income in most periods has increased associated with increased sales, improving product mix and lower costs of revenues.

Net cash provided by operating activities for the six months ended June 30, 2019 consisted primarily of our net income of $15.5 million as well as non-cash expense items such as provision for sales returns and doubtful accounts of $8.9 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $5.6 million, stock-based compensation expense of $5.4 million, an increase in deferred tax assets of $4.1 million, provision for rental revenue adjustments of $1.2 million, and provision for inventory obsolescence and other inventory losses of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $24.6 million.

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

For the six months ended June 30, 2019, we invested $38.6 million in corporate bonds and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $40.2 million in maturities of marketable securities. In addition, we invested $3.4 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements.

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

For the six months ended June 30, 2019, net cash provided by financing activities consisted of $3.4 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.8 million.

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

Current assets increased $26.1 million during the six months ended June 30, 2019 from December 31, 2018, primarily due to increases of $15.8 million in cash, cash equivalents and marketable securities, $9.7 million in net accounts receivable and $3.2 million in prepaid expenses and other current assets, partially offset by a decrease in net inventories of $2.6 million.

Gross accounts receivable increased $9.9 million during the six months ended June 30, 2019 from December 31, 2018, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $10.2 million, partially offset by a decrease in gross rental accounts receivable balance of $0.3 million. Allowances on accounts receivable slightly increased during the six months ended June 30, 2019 from December 31, 2018, primarily due to an increase of $0.4 million in the allowance for sales returns, partially offset by a decrease of $0.2 million in the allowance for doubtful accounts from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances for adjustments and doubtful accounts on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities decreased by $0.2 million during the six months ended June 30, 2019 from December 31, 2018, primarily due to a decrease of $4.4 million in accrued payroll, partially offset by increases of $2.0 million in the operating lease liability, $1.2 million in deferred revenue, $0.5 million in the warranty reserve and $0.5 million in accounts payable and accrued expenses.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2019 was $16.6 million compared to $33.3 million in the six months ended June 30, 2018. As of June 30, 2019, we had cash and cash equivalents of $213.9 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements. Over the past several years, our revenue has increased significantly from year-to-year and, as a result, our cash flows from customer collections have increased as have our profits. As a result, our annual cash provided by operating activities has generally increased over time and has been a significant source of capital to the business, which we expect to continue in the future.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2019	2018	2019	2018
Net income	$10,160	$14,610	$15,462	$25,368
Non-GAAP adjustments:
Interest income	(1,394)	(673)	(2,728)	(1,216)
Provision (benefit) for income taxes	3,524	(964)	4,294	(2,035)
Depreciation and amortization	2,760	2,816	5,554	5,809
EBITDA (non-GAAP)	15,050	15,789	22,582	27,926
Stock-based compensation	1,779	3,186	5,365	6,567
Adjusted EBITDA (non-GAAP)	$16,829	$18,975	$27,947	$34,493

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $213.9 million as of June 30, 2019, which consisted of highly-liquid investments with a maturity of three months or less, and $42.2 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2019 and December 31, 2018. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or six months ended June 30, 2019 or June 30, 2018.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2019 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $3.0 million decline in revenue for the first six months of 2019. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 217 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, pre-judgment and post-judgment interest and such other relief as the court deems proper. We intend to vigorously defend ourselves against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. We intend to vigorously defend ourselves against these allegations.

Other litigation

In the normal course of business, we are from time to time involved in various legal proceedings or potential legal proceedings, including matters involving employment, product liability and intellectual property. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain liabilities and costs. At this time, we do not anticipate that any of these proceedings arising in the normal course of business will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

In addition, following our planned acquisition of New Aera, Inc. (New Aera), our target market and the scope of our competition is expected to expand. Additional competitors of the New Aera business and the technology to be acquired include Breathe Technologies, Inc. (recently announced to be acquired by Hill-Rom Holdings, Inc), Breas Medical, Ventec Life Systems, and Covidien.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $1.5 million and $1.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, following our planned acquisition of New Aera, we plan to sell the Tidal AssistÒ Ventilator (TAVÒ) through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending regulatory clearances outside of the United States. We also plan to incorporate the TAV technology directly into our Inogen One portable oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or introduce, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME oxygen providers, our private label partner and resellers. For the three months ended June 30, 2019 and June 30, 2018, sales revenue to our top 10 customers accounted for approximately 34.3% and 40.4%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the three months ended June 30, 2019, and one single customer represented more than 10% of our total revenue for the three months ended June 30, 2018. For the six months ended June 30, 2019 and June 30, 2018, sales revenue to our top 10 customers accounted for approximately 34.5% and 40.4%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the six months ended June 30, 2019 and one single customer represented more than 10% of our total revenue for the six months ended June 30, 2018. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. Other home medical equipment providers have communicated to us that they continue to be subject to capital constraints and certain providers have indicated that they intend to reduce or limit purchases in the future. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

As a provider of oxygen equipment rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic long-term respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that approximately 60% of long-term oxygen therapy patients in the United States have primary coverage under traditional fee-for-service Medicare Part B. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 20.2% as of June 30, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 17.7% as of June 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. In addition, many private payors reimburse at a percentage of the Medicare rates. Medicare, Medicaid and private payor reimbursement rate cuts have included, or may include, elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial condition and results of operations.

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

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are awarded for the competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas will be subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019, the average Medicare rates were reduced to $72.92 a month for E1390 and $35.72 a month for E1392 in these regions that were previously subject to competitive bidding. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019.

In the next round of DMEPOS competitive bidding program, there have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In the next round of bidding, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window opened on July 16, 2019. It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be the 50/50 blended reimbursement rates based on an average of the pre-competitive reimbursement bidding rates and the current average reimbursement rates to account for higher servicing costs in these areas. In 2019, this rate is $134.71 a month for E1390 and $44.32 a month for E1392. We estimate that less than 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represent approximately 39% of the market with the remaining approximately 61% of the market not subject to competitive bidding. As of January 1, 2019, and until the next round of competitive bidding, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.1% and 4.1% of our total revenue in the three months ended June 30, 2019 and June 30, 2018, respectively, and 4.5% and 4.6% in the six months ended June 30, 2019 and June 30, 2018, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of June 30, 2019 and June 30, 2018. Our capped patients as a percentage of total patients on service was approximately 20.2% as of June 30, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 17.7% as of June 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of August 1, 2019, there were 32 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas permanent and by introducing a 75/25 blended reimbursement rate for areas other than rural and noncontiguous. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment.

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

On July 29, 2019, CMS issued a proposed rule to establish methodologies to modernize pricing of new DMEPOS items and services based on commercial pricing data. In addition, the proposed rule recommends streamlining requirements related to face-to-face encounters, written orders prior to delivery and/or prior authorizations to reduce provider confusion. Lastly, the proposed rule recommends revising the existing DMEPOS competitive bidding program regulations to recognize that changes of ownership may occur on shorter timeframes and revising the submission of a hearing request in notices of breach of contract. CMS is soliciting comments on this proposed rule through September 27, 2019.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequent subject to unnecessary utilization”. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List”. There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2019 and June 30, 2018, approximately 5.1% and 5.4%, respectively, and for the six months ended June 30, 2019 and June 30, 2018, approximately 5.5% and 6.1%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We assemble our Inogen One concentrators and Inogen At Home concentrators at our facilities in Richardson, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. In the fourth quarter of 2017, we began using a contract manufacturer in the Czech Republic to assemble our Inogen One G3 concentrators for our international customers.  The Company expects to manufacture the TAV in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our Inogen One systems and Inogen At Home systems would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters and business interruptions which may help us recover some of the costs of damage to our property, costs of recovery and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we could not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely affect our business, financial condition and results of operations.

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

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we plan to begin to hire additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but we expect sales representative headcount to be down significantly at year-end 2019 compared to year-end 2018. Given the reduced sales representative headcount, we expect to realize headwinds to growth in direct-to-consumer sales in 2019. We believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding and have made key changes to management personnel. We believe we will see increased productivity of our sales representatives throughout 2019, however we also expect increased marketing spend.

We plan to continue the expansion of our facilities located in Richardson, Texas and Goleta, California. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators, is expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport Systems B.V. in 2017 and our planned acquisition of New Aera, which is expected to close in August 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. We expect to complete our acquisition of New Aera in August 2019 and will then begin the integration process. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products, businesses, operations, and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;
•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential incurrence of interest expense and debt service requirements if we incur debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

•	the potential to incur large and immediate write-offs and restructuring and other related expenses;
•	the potential of amortization expenses related to intangible assets;
•	the potential to become involved in intellectual property litigation related to such acquisitions or strategic investments; and
•	the inability to maintain uniform standards, controls, policies, and procedures.

Any acquisition or investment, including our acquisition of New Aera, could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses.

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we entered into a definitive agreement to acquire New Aera in August 2019. The transaction is expected to close in August 2019. We have made certain assumptions relating to the acquisition, which assumptions may be inaccurate, including as the result of any delay in closing the transaction, the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. If our assumptions relating to the acquisition are inaccurate, we may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the acquisition and to the rest of our business. For example, additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to, the risk that the transaction is delayed or does not close; risks relating to our ability to successfully integrate New Aera’s business and operations within our existing business and operations; our ability to commercialize the TAV; market acceptance of the TAV; our ability to successfully incorporate TAV into our existing products; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; interruptions or delays in the supply of components or materials for, or manufacturing of, our products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; intellectual property risks and the other risks identified in this Quarterly Report on Form 10-Q. We may also encounter difficulties in integrating New Aera into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

Our Inogen One systems and Inogen At Home systems are manufactured using complex parts and processes, sophisticated equipment and strict adherence to design specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet design specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. For example, in July 2019 we initiated a software change for approximately eight thousand Inogen One G3 and OxyGo products in the field that were manufactured in the second quarter of 2019 due to an operating condition that may cause an abrupt shut down of the product from an over-draw that may occur when a fully charged 8-cell battery is connected to the portable oxygen concentrator as its only power source, which may cause the portable oxygen concentrator to become unresponsive for up to one minute, after which it will behave as though a battery was just connected with standard flash screen on display. If powered on again, this cycle may need to be repeated until the 8-cell battery has been adequately discharged allowing the product to operate as normal. Units remain in working order, and the product and battery are in no way being damaged or their performance compromised even with repeated cycling. In addition, the recently released Inogen One G5 system had a part on the motherboard that was not released via design controls and caused a higher incidence rate of component failures on approximately three thousand systems. We are replacing or field servicing all affected units (Inogen One G3, OxyGo, and Inogen One G5) which may increase our cost of goods sold and adversely affect our operating results and also harm our reputation. Additionally, regulators may disagree with our handling of this incident and take action. Also, although we believe we are addressing these issues, we may experience additional unexpected product defects or errors that could have adverse effects.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $19.0 million and $6.2 million, respectively, as of June 30, 2019, and $16.2 million and $4.2 million, respectively, as of December 31, 2018. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the six months ended June 30, 2019 and June 30, 2018, approximately 22.2% and 21.4%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2019, we experienced a net foreign currency gain of approximately $0.0 million, and for the six months ended June 30, 2018, we experienced a net foreign currency loss of $0.6 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information on our hedging arrangements is also contained in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the GDPR, which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the six months ended June 30, 2019 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $0.4 million and our effective tax rate by 2.3% as compared to the tax rate without such benefits. However, in periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. For example, in the three months ended June 30, 2019 excess tax deficiencies recognized from stock-based compensation increased our tax rate by $0.2 million and our effective tax rate by 1.4% as compared to the tax rate without such deficiencies. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

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

Approximately 22.3% and 21.3% of our total revenue was from sales outside of the United States for the three months ended June 30, 2019 and June 30, 2018, respectively, and 22.2% and 21.4% for the six months ended June 30, 2019 and June 30, 2018, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

As of June 30, 2019, we have ten pending patent applications and one pending international patent application, thirty-three issued patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, opposition and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to oxygen therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringed U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. CAIRE, Inc. (CAIRE) filed a lawsuit against us in the United States District Court for the Northern District of Georgia on September 12, 2016. CAIRE alleged that we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” While we settled our lawsuit with SDGIP in October 2017 and with CAIRE in December 2017, if we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages and injunctive relief, and we cannot predict the outcome of any lawsuit. For example, in connection with our recent acquisition of New Aera, a competitor or New Aera indicated that it believes New Aera has infringed its intellectual property rights and that it was considering filing a patent infringement lawsuit with respect to certain New Aera technology we acquired through the acquisition. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appearing to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some patent applications may not be published in the U.S., there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for oxygen products and the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s patents in litigation or other proceedings, including declaratory judgment actions, patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), Japan, New Zealand, Turkey, and Singapore. We own pending applications for the mark “Inogen” in Argentina, Brazil, China, Colombia, Ecuador, Iceland, India, Israel, Norway, and Switzerland. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

We may be subject to damages resulting from claims that our employees, agents or we have wrongfully used or disclosed alleged trade secrets of other companies.

Some of our employees and consultants, including employees who are expected to be joining us following our planned acquisition of New Aera, were previously employed by or contracted with other medical device companies focused on the development of oxygen therapy products, including our competitors. We may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

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

As of June 30, 2019, one holder of approximately 3.5 million shares, or approximately 16.2%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 61.0% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months or six months ended June 30, 2019 and June 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
10.1	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 7, 2019	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 7, 2019	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)