Form 10-Q
period 2019-09-30
Inogen Inc
filed 2019-11-05
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 21,998,485 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$156,131	$196,634
Marketable securities	44,514	43,715
Accounts receivable, net	41,180	37,041
Inventories, net	34,072	27,071
Deferred cost of revenue	356	359
Income tax receivable	2,867	2,655
Prepaid expenses and other current assets	10,716	7,108
Total current assets	289,836	314,583
Property and equipment
Rental equipment, net	39,821	43,038
Manufacturing equipment and tooling	9,455	7,338
Computer equipment and software	7,051	6,153
Furniture and equipment	1,678	1,445
Leasehold improvements	4,295	3,407
Land and building	125	125
Construction in process	1,461	3,128
Total property and equipment	63,886	64,634
Less accumulated depreciation	(43,998)	(42,293)
Property and equipment, net	19,888	22,341
Goodwill	33,277	2,257
Intangible assets, net	79,536	3,755
Operating lease right-of-use asset	6,355	—
Deferred tax asset - noncurrent	11,176	30,130
Other assets	4,664	2,832
Total assets	$444,732	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$30,418	$26,786
Accrued payroll	6,700	11,407
Warranty reserve - current	4,311	3,549
Operating lease liability - current	2,193	—
Deferred revenue - current	5,835	4,451
Income tax payable	586	392
Total current liabilities	50,043	46,585
Long-term liabilities
Warranty reserve - noncurrent	7,165	5,981
Operating lease liability - noncurrent	5,123	—
Earnout liability - noncurrent	25,749	—
Deferred revenue - noncurrent	13,285	11,844
Deferred tax liability - noncurrent	221	232
Other noncurrent liabilities	—	832
Total liabilities	101,586	65,474
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 21,998,374 and 21,778,632 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	260,071	249,194
Retained earnings	82,809	60,484
Accumulated other comprehensive income	244	724
Total stockholders' equity	343,146	310,424
Total liabilities and stockholders' equity	$444,732	$375,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Sales revenue	$86,392	$89,712	$267,073	$255,283
Rental revenue	5,369	5,579	15,953	16,297
Total revenue	91,761	95,291	283,026	271,580
Cost of revenue
Cost of sales revenue	44,769	42,810	134,066	124,726
Cost of rental revenue, including depreciation of $1,482 and $1,689, for the three months ended and $4,781 and $5,820 for the nine months ended, respectively	3,677	3,668	11,021	11,844
Total cost of revenue	48,446	46,478	145,087	136,570
Gross profit
Gross profit-sales revenue	41,623	46,902	133,007	130,557
Gross profit-rental revenue	1,692	1,911	4,932	4,453
Total gross profit	43,315	48,813	137,939	135,010
Operating expense
Research and development	2,636	2,096	5,773	5,287
Sales and marketing	24,047	26,339	80,006	67,376
General and administrative	8,525	9,982	27,050	29,230
Total operating expense	35,208	38,417	112,829	101,893
Income from operations	8,107	10,396	25,110	33,117
Other income (expense)
Interest income	1,149	895	3,877	2,111
Other income (expense)	(503)	8	(478)	(596)
Total other income, net	646	903	3,399	1,515
Income before provision (benefit) for income taxes	8,753	11,299	28,509	34,632
Provision (benefit) for income taxes	1,890	(5,133)	6,184	(7,168)
Net income	6,863	16,432	22,325	41,800
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(309)	(47)	(340)	137
Change in net unrealized gains (losses) on foreign currency hedging	(420)	102	(954)	577
Less: reclassification adjustment for net (gains) losses included in net income	338	(354)	796	(286)
Total net change in unrealized gains (losses) on foreign currency hedging	(82)	(252)	(158)	291
Change in net unrealized gains (losses) on marketable securities	(18)	3	18	3
Total other comprehensive income (loss), net of tax	(409)	(296)	(480)	431
Comprehensive income	$6,454	$16,136	$21,845	$42,231

Basic net income per share attributable to common stockholders (Note 7)	$0.31	$0.77	$1.02	$1.97
Diluted net income per share attributable to common stockholders (Note 7)	$0.31	$0.73	$1.00	$1.86
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,840,473	21,324,256	21,802,468	21,175,286
Diluted common shares	22,191,688	22,659,052	22,387,146	22,512,125

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended September 30, 2019 and September 30, 2018
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, June 30, 2018 (unaudited)	21,321,543	$21	$231,879	$34,007	$999	$266,906
Stock-based compensation	—	—	3,216	—	—	3,216
Employee stock purchases	13,519	—	1,360	—	—	1,360
Restricted stock awards issued	3,557	—	—	—	—	—
Vesting of restricted stock units	8,707	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(3,022)	—	(801)	—	—	(801)
Stock options exercised	158,708	—	4,447	—	—	4,447
Net income	—	—	—	16,432	—	16,432
Other comprehensive loss	—	—	—	—	(296)	(296)
Balance, September 30, 2018 (unaudited)	21,503,012	$21	$240,101	$50,439	$703	$291,264

Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798
Stock-based compensation	—	—	1,565	—	—	1,565
Employee stock purchases	31,049	—	1,223	—	—	1,223
Restricted stock awards issued, net of forfeitures	24,456	—	—	—	—	—
Vesting of restricted stock units	3,441	—	(6)	—	—	(6)
Shares withheld related to net restricted stock settlement	(979)	—	(46)	—	—	(46)
Stock options exercised	6,738	—	158	—	—	158
Net income	—	—	—	6,863	—	6,863
Other comprehensive loss	—	—	—	—	(409)	(409)
Balance, September 30, 2019 (unaudited)	21,998,374	$22	$260,071	$82,809	$244	$343,146

	Nine months ended September 30, 2019 and September 30, 2018
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	9,783	—	—	9,783
Employee stock purchases	25,532	—	2,348	—	—	2,348
Restricted stock awards issued	56,609	—	—	—	—	—
Vesting of restricted stock units	15,372	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(5,575)	—	(1,103)	—	—	(1,103)
Stock options exercised	434,724	—	10,964	—	—	10,964
Net income	—	—	—	41,800	—	41,800
Other comprehensive income	—	—	—	—	431	431
Balance, September 30, 2018 (unaudited)	21,503,012	$21	$240,101	$50,439	$703	$291,264

Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	6,930	—	—	6,930
Employee stock purchases	47,816	—	2,748	—	—	2,748
Restricted stock awards issued, net of forfeitures	79,058	—	—	—	—	—
Vesting of restricted stock units	24,817	—	(73)	—	—	(73)
Shares withheld related to net restricted stock settlement	(14,002)	—	(764)	—	—	(764)
Stock options exercised	82,053	—	2,036	—	—	2,036
Net income	—	—	—	22,325	—	22,325
Other comprehensive loss	—	—	—	—	(480)	(480)
Balance, September 30, 2019 (unaudited)	21,998,374	$22	$260,071	$82,809	$244	$343,146

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$22,325	$41,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,216	8,521
Loss on rental units and other fixed assets	473	848
Gain on sale of former rental assets	(64)	(409)
Provision for sales revenue returns and doubtful accounts	13,204	14,089
Provision for rental revenue adjustments	1,701	2,157
Provision for inventory losses	593	319
Stock-based compensation expense	6,930	9,783
Deferred income taxes	5,908	(7,646)
Changes in operating assets and liabilities:
Accounts receivable	(19,109)	(19,233)
Inventories	(7,936)	(12,828)
Deferred cost of revenue	3	(40)
Income tax receivable	(212)	(1,047)
Prepaid expenses and other current assets	(3,610)	(5,483)
Operating lease right-of-use asset	(6,356)	—
Other noncurrent assets	(2,088)	(1,082)
Accounts payable and accrued expenses	3,462	6,191
Accrued payroll	(4,702)	5,033
Warranty reserve	1,946	3,071
Deferred revenue	2,825	3,395
Income tax payable	210	34
Operating lease liability	7,317	—
Other noncurrent liabilities	(832)	167
Net cash provided by operating activities	31,204	47,640
Cash flows from investing activities
Purchases of marketable securities	(58,681)	(50,285)
Maturities of marketable securities	57,900	33,705
Investment in intangible assets	(31)	(350)
Investment in property and equipment	(2,275)	(7,240)
Production and purchase of rental equipment	(2,187)	(3,475)
Proceeds from sale of former assets	166	680
Payment for acquisition, net of cash acquired	(70,401)	—
Net cash used in investing activities	(75,509)	(26,965)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from financing activities
Proceeds from stock options exercised	2,036	10,964
Proceeds from employee stock purchases	2,748	2,348
Payment of employment taxes related to release of restricted stock	(837)	(1,103)
Net cash provided by financing activities	3,947	12,209
Effect of exchange rates on cash	(145)	445
Net increase (decrease) in cash and cash equivalents	(40,503)	33,329
Cash and cash equivalents, beginning of period	196,634	142,953
Cash and cash equivalents, end of period	$156,131	$176,282

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$221	$1,631
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	$25,749	$—
Property and equipment in accounts payable and accrued liabilities	18	161

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 730,000 of its Inogen oxygen concentrators as of September 30, 2019.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. The Company merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. Inogen completed the acquisition of New Aera, Inc. (New Aera) on August 9, 2019.

2. Basis of presentation and summary of significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 26, 2019.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition and determining the stand-alone selling price (SSP) of performance obligations, inventory and rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, warranty expense, stock compensation expense, depreciation and amortization, income tax provision and uncertain tax positions, fair value of financial instruments, fair value of acquired intangible assets and goodwill and fair value of earnout liabilities. Actual results could differ from these estimates.

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

The Company has lease agreements with lease and non-lease components. The Company elected the practical expedient to treat the lease and non-lease components as a single lease component. Additionally, the Company elected the practical expedient to not record leases with an initial term of twelve months or less on the consolidated balance sheets.

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators, non-invasive ventilators, and related accessories. Other revenue, which is included in sales revenue on the Statements of Comprehensive Income, primarily comes from service contracts, replacement parts and freight revenue for product shipments.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the nine months ended September 30, 2019 was primarily driven by $6,984 of payments received in advance of satisfying performance obligations, partially offset by $4,175 of revenues recognized that were included in the deferred revenue balances as of December 31, 2018. Deferred revenue related to lifetime warranties was $17,683 and $14,874 as of September 30, 2019 and December 31, 2018, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

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

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue by region and category	2019	2018	2019	2018
Business-to-business domestic sales	$30,143	$30,263	$85,857	$91,222
Business-to-business international sales	18,492	21,142	60,859	58,807
Direct-to-consumer domestic sales	37,757	38,307	120,357	105,254
Total sales revenue	$86,392	$89,712	$267,073	$255,283

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842 —Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of September 30, 2019 and December 31, 2018.

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

Earnout liability

The earnout liability will be adjusted to fair value at each reporting date until settled. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded in earnings. Changes in fair value will be recognized in general and administrative expense.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. While the Company continues to evaluate the effect of adopting this guidance, the Company expects the fair value disclosures related to marketable securities, as disclosed in Note 4 – Fair value measurements, will be subject to the new standard.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. The Company adopted the standard using the modified retrospective transition method at the adoption date of January 1, 2019 that does not require restatement of its comparative periods presented, allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. As permitted under the transition guidance, the Company carried forward the assessment of whether the Company’s contracts contain or are leases, classification of the Company’s leases and remaining lease terms. The Company elected the practical expedients to not record leases with an initial term of twelve months or less on the consolidated balance sheet and to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs. The Company recognized approximately $6,400 of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2019. The Company also recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Topic 842, effective January 1, 2019. The impact on rental revenue as a result of the adoption did not have a material impact on the Company’s consolidated financial presentation or results. There was no cumulative adjustments recorded to retained earnings as a result of the adoption.

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

3. Acquisitions

On August 6, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) by and among the Company, New Aera, Inc., a Delaware corporation, Move Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and Gregory J. Kapust, as stockholder representative. On August 9, 2019, the Company completed the acquisition of New Aera pursuant to and on the terms set forth in the Merger Agreement. In connection with the Merger Agreement, the Company also separately acquired certain intellectual property assets from Silverbow Development, LLC, an affiliate of New Aera (Silverbow). New Aera is an innovative developer and manufacturer of portable non-invasive ventilators for people suffering from various chronic lung diseases. Under the terms of the Merger Agreement, all outstanding shares of capital stock of New Aera were cancelled and converted into the right to receive merger consideration with a value equal to up to $101,923 in cash in the aggregate (inclusive of payments to Silverbow) comprised of $70,523 of cash paid at closing and up to $31,400 in earnout payments if certain performance targets are achieved.    Acquisition-related expenses of approximately $663 were incurred in the nine months ended September 30, 2019 and classified within general and administrative expense.

Assets and liabilities of the acquired company were recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. Goodwill represents the expected synergies with the existing business, the acquired assembled workforce, and future cash flows after the acquisition. The fair value assigned to the identifiable intangible asset was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method included revenue recognized, cost of revenue and the discount rate. The fair value of the earnout liability was measured using a Monte Carlo simulation and was discounted using a rate that appropriately captures the risk associated with the obligation. The key assumption included in the simulation included revenue recognized.

The Company’s allocation of the purchase price of New Aera is preliminary and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Changes are possible and could change the allocation of the purchase price.

The following table summarizes the preliminary purchase price allocation for the acquisition of New Aera:

Cash	$122
Inventories	140
Other current assets	8
Property and equipment	224
Goodwill	31,124
Intangible assets	77,700
Total assets acquired	$109,318

Deferred tax liability - noncurrent	$13,046
Earnout liability - noncurrent	25,749
Total liabilities assumed	38,795
Total purchase price	$70,523

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The consolidated financial and operating results reflect the New Aera operations beginning August 9, 2019. The following unaudited pro forma information for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 presents the revenues and operating income assuming the acquisition of New Aera had occurred as of January 1, 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenue	$91,756	$95,293	$283,036	$271,602
Net income	$5,108	$15,843	$18,784	$39,873

4. Fair value measurements

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

Level input	Input definition
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying values of its financial instruments approximate fair value based on their short-term nature.

Cash, cash equivalents and marketable securities

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$43,843	$—	$43,843	$43,843	$—
Level 1:
Money market accounts	109,288	—	109,288	109,288	—

Level 2:
Corporate bonds	6,530	7	6,537	—	6,537
U.S. Treasury securities	40,959	18	40,977	3,000	37,977
Total	$200,620	$25	$200,645	$156,131	$44,514

	As of December 31, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$33,671	$—	$33,671	$33,671	$—
Level 1:
Money market accounts	158,438	—	158,438	158,438	—

Level 2:
Corporate bonds	13,629	(16)	13,613	—	13,613
U.S. Treasury securities	34,620	7	34,627	4,525	30,102
Total	$240,358	$(9)	$240,349	$196,634	$43,715

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

September 30,
2019
Due within one year	$44,514

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the consolidated statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had related receivables of $300 and $472 as of September 30, 2019 and December 31, 2018, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains (losses)	other
	translation	marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2018	$394	$—	$330	$724
Other comprehensive income (loss)	(340)	18	(158)	(480)
Balance as of September 30, 2019	$54	$18	$172	$244

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Earnout Liability

The Company has obligations to pay up to $31,400 in earnout payments in cash if certain future financial results are met. The earnout liability was valued using Level 3 inputs. The fair value of the earnout was determined by employing a Monte Carlo simulation in a risk-neutral framework. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital (WACC) less the long-term risk free rate. The earnout period for recognized revenue is each calendar year beginning with calendar year 2019 and ending on the calendar year in which the earnout consideration equals the earnout cap.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of the acquisition date and September 30, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	At acquisition	As of
Simulation input	August 9, 2019	September 30, 2019
Revenue volatility	35.00%	35.00%
WACC	12.50%	12.50%
20-year risk free rate	2.03%	1.94%
Market price of risk	9.00%	9.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Balance at beginning of period	$—	$—
Addition for acquisition	25,749	25,749
Balance at end of period	$25,749	$25,749

5. Balance sheet components

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

	September 30,	December 31,
Cash and cash equivalents	2019	2018
Cash	$43,843	$33,671
Money market accounts	109,288	158,438
U.S. Treasury securities	3,000	4,525
Total cash and cash equivalents	$156,131	$196,634
Marketable securities
Corporate bonds	$6,537	$13,613
U.S. Treasury securities	37,977	30,102
Total marketable securities	$44,514	$43,715

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

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowances for rental reserve adjustments and doubtful accounts, the rental revenue adjustments account (contra rental revenue account) is charged. Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense, which is now recorded as part of rental revenue adjustments during the three and nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $580 and $589, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
Gross accounts receivable	2019	2018
Rental (1)	$3,017	$3,406
Business-to-business and other receivables (2)	40,148	35,656
Total gross accounts receivable	$43,165	$39,062

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
Net accounts receivable	2019	2018
Rental (1)	$2,362	$2,413
Business-to-business and other receivables (2)	38,818	34,628
Total net accounts receivable	$41,180	$37,041

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $16,379 and $16,198 as of September 30, 2019 and December 31, 2018, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of September 30, 2019 and allocated up to $18,000 in coverage as of December 31, 2018 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
Allowances - accounts receivable	2019	2018
Doubtful accounts (1)	$333	$693
Rental revenue adjustments (1)	446	438
Sales returns	1,206	890
Total allowances - accounts receivable	$1,985	$2,021

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2019, and one single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2018. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $16,379 and $6,504, respectively, as of September 30, 2019, and $16,198 and $4,155, respectively, as of December 31, 2018.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2019, the Company’s three major vendors accounted for 22.1%, 13.8%, and 9.7%, respectively, of total raw material purchases. For the nine months ended September 30, 2018, the Company’s three major vendors accounted for 19.8%, 12.6% and 9.6%, respectively, of total raw material purchases.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Approximately 70.3% and 77.2% of the non-U.S. revenue for the three months ended September 30, 2019 and September 30, 2018, respectively, were invoiced in Euros. Approximately 71.2% and 76.7% of the non-U.S. revenue for the nine months ended September 30, 2019 and September 30, 2018, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. revenue	$73,269	$74,149	$222,167	$212,773
Non-U.S. revenue	18,492	21,142	60,859	58,807
Total revenue	$91,761	$95,291	$283,026	$271,580

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $828 and $1,085 as of September 30, 2019 and December 31, 2018, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials and work-in-progress	$31,565	$24,980
Finished goods	3,614	2,756
Less: reserves	(1,107)	(665)
Inventories, net	$34,072	$27,071

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $938 and $545 for the three months ended September 30, 2019 and September 30, 2018, respectively, and $2,301 and $1,734 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rental equipment	$1,482	$1,689	$4,781	$5,820
Other property and equipment	911	691	2,514	1,772
Total depreciation and amortization	$2,393	$2,380	$7,295	$7,592

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
Property and equipment	2019	2018
Rental equipment, net of allowances of $479 and $594, respectively	$39,821	$43,038
Other property and equipment	24,065	21,596
Property and equipment	63,886	64,634

Accumulated depreciation
Rental equipment	31,038	31,813
Other property and equipment	12,960	10,480
Accumulated depreciation	43,998	42,293

Property and equipment, net
Rental equipment, net of allowances of $479 and $594, respectively	8,783	11,225
Other property and equipment	11,105	11,116
Property and equipment, net	$19,888	$22,341

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of September 30, 2019 and September 30, 2018.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

Balance as of December 31, 2018	$2,257
Translation adjustment	(104)
Acquisition	31,124
Balance as of September 30, 2019	$33,277

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of September 30, 2019 and September 30, 2018. Amortization expense for intangible assets for the three months ended September 30, 2019 and September 30, 2018 was $1,269 and $332, respectively, and for the nine months ended September 30, 2019 and September 30, 2018 was $1,921 and $929, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$971	$76,729
Licenses	10	185	162	23
Patents and websites	5	4,164	2,139	2,025
Customer relationships	4	1,310	792	518
Non-compete agreement	2.3	219	219	—
Commercials	2-3	664	423	241
Total		$84,242	$4,706	$79,536

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$155	$30
Patents and websites	5	4,164	1,640	2,524
Customer relationships	4	1,373	572	801
Non-compete agreement	2.3	229	154	75
Commercials	2-3	633	308	325
Total		$6,584	$2,829	$3,755

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2019
Remaining 3 months of 2019	$2,226
2020	8,902
2021	8,617
2022	8,315
2023	7,770
Thereafter	43,706
$79,536

Current liabilities

Accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$18,469	$13,720
Accrued inventory (in-transit and unvouchered receipts) and trade payables	8,899	9,597
Accrued purchasing card liability	1,791	2,089
Accrued franchise, sales and use taxes	637	518
Other accrued expenses	622	862
Accounts payable and accrued expenses	$30,418	$26,786

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued bonuses	$301	$4,780
Accrued wages and other payroll related items	4,074	3,494
Accrued vacation	2,050	1,959
Accrued employee stock purchase plan deductions	275	1,174
Accrued payroll	$6,700	$11,407

6. Leases

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

As a result of the MedSupport acquisition, the Company leases a property owned by a related party. Operating lease cost for the property was $8 and $23 for the three and nine months ended September 30, 2019, respectively, which was included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

Nine months ended September 30, 2019
Cash paid for operating lease liabilities	$1,820
Operating lease cost	1,703
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	6,418
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	3.8%

Maturities of lease liabilities due in the 12-month period ending September 30,
2020	$2,428
2021	1,668
2022	1,375
2023	1,223
2024	1,223
Thereafter	—
7,917
Less imputed interest	(601)
Total lease liabilities	$7,316

Operating lease liability - current	$2,193
Operating lease liability - noncurrent	$5,123
Total lease liabilities	$7,316

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2019, the Company has additional operating leases for its corporate headquarters in California and commercial and industrial space in Texas that have not yet commenced, with total minimum lease payments of $27,118. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s commercial and industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases will commence in 2020 with a lease term of 10-11 years. This table does not include lease payments that were not fixed at commencement or modification.

7. Earnings per share

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator—basic and diluted:
Net income	$6,863	$16,432	$22,325	$41,800

Denominator:
Weighted-average common shares - basic common stock (1)	21,840,473	21,324,256	21,802,468	21,175,286
Weighted-average common shares - diluted common stock	22,191,688	22,659,052	22,387,146	22,512,125

Net income per share - basic common stock	$0.31	$0.77	$1.02	$1.97
Net income per share - diluted common stock	$0.31	$0.73	$1.00	$1.86

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,840,473	21,324,256	21,802,468	21,175,286
Stock options and other dilutive awards	351,215	1,334,796	584,678	1,336,839
Weighted-average common shares - diluted common stock	22,191,688	22,659,052	22,387,146	22,512,125
Shares excluded from diluted weighted-average shares:
Stock options	82,380	—	—	—
Restricted stock units and restricted stock awards	233,045	24,579	235,002	28,737
Shares excluded from diluted weighted-average shares	315,425	24,579	235,002	28,737

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three and nine months ended September 30, 2019 and September 30, 2018.

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

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entity.

9. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2019, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2019, options to purchase 142,786 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2019, awards with respect to 1,087,876 shares of the Company’s common stock were outstanding, and 1,815,499 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2018	1,127,336	$0.75-$83.30	$34.89	3.84	$89.28
Granted	—	—	—
Exercised	(82,053)	0.75-58.95	24.80
Forfeited	(37,161)	38.54-58.95	44.58
Expired	—	—	—
Outstanding as of September 30, 2019	1,008,122	0.75-83.30	35.36	3.09	14.85
Vested and exercisable as of September 30, 2019	926,026	0.75-83.30	34.54	3.05	15.85
Vested and expected to vest as of September 30, 2019	1,002,824	$0.75-$83.30	$35.31	3.09	$14.91

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and September 30, 2018 was $7,017 and $65,660, respectively. The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of September 30, 2019 was $1,118.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the nine months ended September 30, 2019 are summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units outstanding as of December 31, 2018	58,589	8,739	67,328	$115.16
Granted	80,450	—	80,450	76.16
Vested	(21,257)	(4,366)	(25,623)	125.04
Forfeited/canceled	(10,935)	(1,239)	(12,174)	100.36
Unvested restricted stock units outstanding as of September 30, 2019 (1)	106,847	3,134	109,981	$85.97
Unvested and expected to vest restricted stock units outstanding as of September 30, 2019			101,117	$85.75

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2018	36,937	47,821	84,758	$115.80
Granted	51,234	40,166	91,400	86.89
Vested	(10,986)	(15,732)	(26,718)	114.17
Forfeited/canceled	(7,093)	(9,627)	(16,720)	109.11
Unvested restricted stock awards outstanding as of September 30, 2019 (1)	70,092	62,628	132,720	$97.34
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2019			78,627	$92.43

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2019, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $13,821, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.8 years.

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

As of September 30, 2019, a total of 698,632 shares of common stock were available for sale pursuant to the ESPP.

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

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock option plan awards	$590	$1,348	$2,513	$4,847
Restricted stock units and restricted stock awards	834	1,679	3,882	4,334
Employee stock purchase plan	141	189	535	602
Total stock-based compensation expense	$1,565	$3,216	$6,930	$9,783

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the nine months ended September 30, 2019 and September 30, 2018 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and nine months ended September 30, 2019 and September 30, 2018, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$172	$187	$656	$719
Research and development	221	348	825	1,010
Sales and marketing	263	630	1,289	1,761
General and administrative	909	2,051	4,160	6,293
Total stock-based compensation expense	$1,565	$3,216	$6,930	$9,783

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $695, net of forfeitures, to the 401(k) plan for the nine months ended September 30, 2019 and $650, net of forfeitures, for the nine months ended September 30, 2018.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of September 30, 2019, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 3 months of 2019	$144
2020	578
2021	457
2022	—
2023	—
Thereafter	—
$1,179

Purchase obligations

The Company had approximately $61,700 of outstanding purchase orders with its outside vendors and suppliers as of September 30, 2019.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
Product warranty liability at beginning of period	$9,530	$6,171
Accruals for warranties issued	6,177	7,693
Adjustments related to preexisting warranties (including changes in estimates)	528	90
Settlements made (in cash or in kind)	(4,759)	(4,424)
Product warranty liability at end of period	$11,476	$9,530

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

(unaudited)

(amounts in thousands, except share and per share amounts)

Legal proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On August 30, 2019, the defendants filed a motion to dismiss the complaint. A hearing on the defendants’ motion is scheduled for November 21, 2019. The Company intends to vigorously defend itself against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between September 13, 2019 and October 31, 2019, five additional shareholder derivative complaints were filed in the United States District Court for the Central District of California and the United States District Court for the District of Delaware based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider trading and misappropriation of information, violations of sections 14(a) of the Securities Exchange Act of 1934, as amended, and contribution from certain of the individual defendants. The Company intends to vigorously defend these lawsuits.

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

11. Foreign currency exchange contracts and hedging

As of September 30, 2019 and September 30, 2018, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $1,176 and $2,955, respectively, and $4,105 and $27,310, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months. During the nine months ended September 30, 2019 and September 30, 2018, these contracts had, net of tax, an unrealized loss of $158 and an unrealized gain of $291, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2019 and September 30, 2018, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of September 30, 2019, the Company had five designated hedges and two non-designated hedges. As of September 30, 2018, the Company had thirty-nine designated hedges and seven non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, and future changes in rental revenue;
•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products, including the integration of non-invasive ventilation technology into our existing business;
•	our expectations regarding Inogen Capital;
•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business and enter new markets;
•	our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•

our expectation to expand our sales and marketing channels, including through efforts to focus on improving the productivity of our sales team, changing our rental intake criteria, creating a separate rental intake team, and expanding our advertising campaigns;

•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the United States on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets, including our recent acquisition of New Aera;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits or deficiencies from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
•	our expectations regarding the manufacturing ramp-up, international launch, and market acceptance of our Inogen One G5 portable oxygen concentrator;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), India, Israel, Japan, New Zealand, Norway, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Brazil, Chile, China, Columbia, Ecuador, Iceland, Kuwait, Malaysia, Paraguay, Peru, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and    “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their long-term oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how long-term oxygen therapy is delivered. To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic sales and marketing channels. During the year ended December 31, 2018, we increased our inside sales representatives to 446 from 263 as of December 31, 2017 in support of our direct-to-consumer domestic sales. We also opened a new facility in Cleveland, Ohio in the third quarter of 2017. In that facility, we had 333 employees as of December 31, 2018. We have been and plan to continue focusing on improving the productivity of our sales team, while also creating and scaling a separate rental intake team that is focused exclusively on new rental additions to drive overall sales productivity. However, the level of attrition was higher than expected in the nine months ended September 30, 2019 as many sales representatives were unable to meet our sales targets. The sales representative average headcount was down approximately 40% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and down significantly compared to the headcount at December 31, 2018. We have restarted our sales capacity expansion efforts with new sales representatives hired across all three facilities in the third quarter of 2019; however, we are still experiencing net attrition in our total sales headcount. Going forward, we plan to hire at a more controlled pace than we did in 2018 to expand sales capacity, but we expect sales representative headcount to be down significantly at year-end 2019 compared to year-end 2018. Given the reduced sales representative headcount, we expect to realize slower growth in direct-to-consumer sales in 2019 and the first half of 2020. We believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding and have made key changes to management personnel. We have seen increased productivity of our sales representatives in the third quarter of 2019 and believe we will see this increase through the remainder of 2019 and 2020; however, we also expect increased marketing spend.

While we have slightly changed our rental intake criteria to increase net rental patient additions, since rental reimbursement revenue is recognized monthly, compared to the mostly immediate revenue recognition of direct-to-consumer sales, we do not expect a meaningful rental revenue benefit from increasing new rental setups until next year and beyond and expect rental revenue to continue to decline in 2019 as compared to 2018. While we expect rental revenue to take time to ramp, we believe we can improve our close rate and lead usage by slightly altering our intake criteria for rental patients. Historically our minimum billable months threshold was high, which limited the number of patients we accepted through insurance. We have lowered this monthly threshold to improve sales representative productivity and lead usage. In focusing more on rentals, this could have an adverse impact on near term sales revenue in the U.S., but we believe it will lead to increased marketing conversion rates and increased portable oxygen concentrator adoption. Our patients on service slightly declined during the first three quarters of 2019; however, we believe patients on service will begin to increase in the first-half of 2020 and continue to increase throughout the year.

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

While HME providers have been adopting our products, we expect growth will be challenged due to difficulties in their ongoing efforts to restructure from the delivery model business model to the portable model, lack of access to available credit, and provider capital expenditure constraints. Additionally, we believe providers will be more conservative with investment in the next year due to pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. Home medical equipment providers have also communicated to us that they continue to be subject to capital constraints and certain providers have indicated that they intend to reduce or limit purchases in the future. We also have seen a slowing of growth in orders from our internet reseller partners, which may limit our growth prospects.

•

Invest in our product offerings to develop innovative products. We expended $2.6 million and $2.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $5.8 million and $5.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation portable oxygen concentrator, the Inogen One G5, in the second quarter of 2019 in our direct-to-consumer channel, in the third quarter of 2019 in our domestic business-to-business channel, and in our international business-to-business channel in the fourth quarter of 2019 after the application of CE marking to the product. However, some markets require additional regulatory or reimbursement clearances to release the product, which is in process. The Inogen One G5 weighs 4.7 pounds, and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for 95% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3 over the intermediate term. At volume, we expect the Inogen One G5 to be our lowest cost product to manufacture. The Inogen One G5 was greater than 40% of total domestic shipments in the third quarter of 2019, showing the strong demand for this product from both patients and providers.

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

In August 2019, we acquired New Aera, Inc. (New Aera). New Aera’s patented and FDA cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We plan to incorporate the TAV technology directly into our Inogen One portable oxygen concentrators and make the SideKick TAV product compatible with our Inogen At Home stationary concentrator to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

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

It is uncertain if the current product acquired from New Aera, the SideKick TAV, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the SideKick TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352. In September 2019, we appealed to the Centers for Medicare and Medicaid Services but have not received a response yet. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals until revisions are made to the product to meet the coding requirements. For a discussion of certain significant risks relating to the SideKick TAV reimbursement and the upcoming round of competitive bidding, please see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

•

Increase international business-to-business adoption. Although our main growth opportunity remains portable oxygen concentrator adoption in the United States given what we still believe is a relatively low penetration rate, we are keenly aware of the large international market opportunity. In order to take advantage of these international opportunities, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to enter the Chinese market by year-end 2020. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive portable oxygen concentrator adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tenders.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport Systems B.V. (MedSupport), on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer located in the Czech Republic to improve our ability to service our European customers. We also plan to start manufacturing of the Inogen One G5 at our contract manufacturer in the first half of 2020. We expect to maintain our assembly operations for our Inogen One concentrators and Inogen At Home concentrators at our facilities in Richardson, Texas and Goleta, California.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended September 30, 2019 and September 30, 2018, approximately 20.2% and 22.2%, respectively, and 21.5% and 21.6% for the nine months ended September 30, 2019 and September 30, 2018, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 70.3% and 77.2% of the non-U.S. revenue for the three months ended September 30, 2019 and September 30, 2018, respectively, and 71.2% and 76.7% for the nine months ended September 30, 2019 and September 30, 2018, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $91.8 million and $95.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $283.0 million and $271.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in total revenue in the three months ended September 30, 2019 was primarily due to a decline in international business-to-business sales. The increase in total revenue in the nine months ended September 30, 2019 was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and international business-to-business sales, partially offset by a decline in domestic business-to-business sales. We generated net income of $6.9 million and $16.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $22.3 million and $41.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. We generated Adjusted EBITDA of $12.8 million and $16.3 million in the three months ended September 30, 2019 and September 30, 2018, respectively, and $40.8 million and $50.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2019, our retained earnings were $82.8 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, sales of our Inogen At Home stationary oxygen concentrators and sales of the SideKick non-invasive ventilator. We plan to grow our system sales in the coming years through multiple strategies including: expanding our direct-to-consumer sales efforts through hiring additional sales representatives, productivity improvements in our direct-to-consumer sales team, creating and scaling a separate rental intake team who will focus exclusively on new rental additions to drive overall sales productivity, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. While HME providers continue to convert and purchase portable oxygen concentrators, we expect growth could be challenged due to ongoing restructure efforts, lack of access to available credit, and provider capital expenditure constraints. Additionally, we believe providers will be more conservative with investment in the next year due to pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. Even though we still believe the market is underpenetrated and patient demand is strong, we have lowered growth expectations for HME providers and internet resellers given these challenges and uncertainties. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, the physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 7-12% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 51,600 systems in the three months ended September 30, 2019 compared to 52,400 systems for the same period in 2018. We sold approximately 158,500 systems in the nine months ended September 30, 2019 compared to 152,500 systems for the same period in 2018. Management focuses on system sales as an indicator of current business success.

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

We expect rental revenue to modestly decline in 2019 as compared to 2018 in spite of the slight change to our intake criteria on rental patients that we made in the second quarter of 2019, primarily due to fewer new rental setups due to reduced sales capacity, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019, and the adoption of ASU No. 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue. We expect rental revenue to increase modestly in 2020 as we scale the rental intake team and increase new rental setups. We plan to add new rental patients on service in future periods through multiple strategies, including expanding a rental intake team focused on adding rental patients, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts. However, insurance reimbursement rates are expected to decline. In addition, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past, and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience negative net patient additions in future periods. At this time, we do not plan to offer our Inogen One G5 and Inogen One G4 systems to rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet. We plan to use the Inogen One G5 system in our rental fleet once production of the Inogen One G3 system is discontinued.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. Our capped patients as a percentage of total patients on service was approximately 20.2% as of September 30, 2019 compared to approximately 18.1% as of September 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 25,600 and 27,500 oxygen rental patients as of September 30, 2019 and September 30, 2018, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily, from private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three and nine months ended September 30, 2019, approximately 81.4% and 81.0%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 are set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas is subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, Centers for Medicare and Medicaid Services (CMS) also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019, the average Medicare reimbursement rates were reduced to $72.92 a month for E1390 and $35.72 a month for E1392 in these regions that were previously subject to competitive bidding. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019.

In Round 2021 of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of the competitive bidding program, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019 and we bid in 129 of the 130 total Competitive Bidding Areas (CBAs). It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. In 2019, this rate is $134.71 a month for E1390 and $44.32 a month for E1392. We estimate that approximately 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of CBA and product categories for which we submitted bids. As of January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding per Medicare’s data on 2018 traditional Medicare fee-for-service beneficiaries in CBAs as compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.8% and 4.6% of our total revenue in the three and nine months ended September 30, 2019, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and nine months ended September 30, 2019 and September 30, 2018, respectively. Our capped patients as a percentage of total patients on service was approximately 20.2% as of September 30, 2019, which was higher than the capped patients as a percentage of total patients on service of approximately 18.1% as of September 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

CMS issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub regulatory guidance on these timelines in the future.

On May 15, 2019, a bi-partisan bill (H.R. 2771) was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. This bill has 51 co-sponsors as of October 28, 2019. If passed, the bill would provide retroactive relief to rural areas by applying the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill.

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

On July 29, 2019, CMS issued a proposed rule to establish methodologies to modernize pricing of new DMEPOS items and services based on commercial pricing data. In addition, the proposed rule recommends streamlining requirements related to face-to-face encounters, written orders prior to delivery and/or prior authorizations to reduce provider confusion. Lastly, the proposed rule recommends revising the existing DMEPOS competitive bidding program regulations to recognize that changes of ownership may occur on shorter timeframes and revising the submission of a hearing request in notices of breach of contract. CMS solicited comments on this proposed rule through September 27, 2019.

As of September 30, 2019, we had 91 contracts with Medicaid, Medicare Advantage, and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe more than 40% of all oxygen therapy patients are covered by Medicare Advantage and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowable for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We cannot predict the full extent to which reimbursement for our products will be affected by competitive bidding, the 2019 federal budget or future federal budgets, prior authorization requirements, or by initiatives to reduce costs for private payors. We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall system cost 58% from 2009 to 2018. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. For the three months ended September 30, 2019 and September 30, 2018, business-to-business sales as a percentage of total sales revenue were 56.3% and 57.3%, respectively. For the nine months ended September 30, 2019 and September 30, 2018, business-to-business sales as a percentage of total sales revenue were 54.9% and 58.8%, respectively. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. We expect our rental revenue to modestly decline in 2019 in spite of the slight change to our intake criteria on rental patients that we made in the second quarter of 2019, primarily due to lower new rental setups due to reduced sales capacity, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019 and the adoption of ASU No. 2018-19 that requires reclassification of rental bad debt expense to be charged to rental revenue. We expect our rental revenue to modestly increase in 2020 as we scale the rental intake team and increase new rental setups. We also expect that our rental revenue will be impacted by the number of sales representatives, the number of rental intake representatives, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. The Company continues to monitor the recently announced Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. Through the first three quarters of 2019, the impact of the China tariffs on our financial results has been minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases.  Assuming the Chinese tariffs stay at the current levels, the Company currently expects the overall financial impact to our business to be minimal to the average unit cost for the remainder of 2019 and in 2020.

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

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, facilities costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches and enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. Beginning in the third quarter of 2019, research and development expense also includes intangible amortization costs associated with the New Aera acquisition.

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy and non-invasive ventilation devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with the New Aera acquisition to incorporate the TAV technology into our oxygen concentrator and new non-invasive ventilator product portfolios as well as intangible amortization costs.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, including credit card fees, recruiting, training, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2018 as compared to 2017, primarily due to an increase in marketing and sales force expenses and increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in marketing expenses, partially offset by reduced personnel-related expenses. In the three months ended September 30, 2019, sales and marketing expense decreased versus the comparative period in the prior year, primarily due to lower personnel-related expenses. However, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. Going forward, we have restarted our sales capacity expansion efforts, but we plan to hire additional sales representatives at a more controlled pace across all of our facilities to expand sales capacity, and we expect sales representative headcount to be down meaningfully at year-end 2019 compared to year-end 2018. We still expect a further increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and increasing patient support costs as our patient and customer base increases. In addition, we opened a new facility in Cleveland, Ohio in the third quarter of 2017 primarily for sales and customer service personnel. We also established a physical presence in Europe by acquiring MedSupport Systems B.V. on May 4, 2017. This acquisition has increased sales and marketing costs but has also improved customer service and repair services in the European markets. We expect increased sales and marketing costs associated with the New Aera acquisition as we plan to launch the SideKick TAV ventilator worldwide.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, human resources, and information technology departments as well as facilities costs, sales bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses.

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company as well as acquisition-related costs. Those costs include increases in our accounting, human resources, and IT personnel, as well as increases in additional consulting, legal and accounting fees, facilities costs, insurance costs, board members’ compensation, and costs associated with the New Aera acquisition.

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

The accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the deductions taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting. We recognize excess tax benefits or deficiencies on a discrete basis, and we anticipate our effective tax rate will vary from quarter-to-quarter depending on our stock price in each period.

Results of operations

Comparison of three months ended September 30, 2019 and September 30, 2018

Revenue

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$86,392	$89,712	$(3,320)	-3.7%	94.1%	94.1%
Rental revenue	5,369	5,579	(210)	-3.8%	5.9%	5.9%
Total revenue	$91,761	$95,291	$(3,530)	-3.7%	100.0%	100.0%

Sales revenue decreased $3.3 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 3.7% from the comparable period. The decrease was primarily attributable to an 800-unit decrease in the number of oxygen systems sold. We sold approximately 51,600 oxygen systems during the three months ended September 30, 2019 compared to approximately 52,400 oxygen systems sold during the three months ended September 30, 2018, or a decrease of 1.5%. The decrease in the number of systems sold resulted mainly from a decrease in international business-to-business sales, primarily due to lower purchases from our European partners, and a decrease in direct-to-consumer sales in the United States, primarily due to a decline in sales representative headcount, mostly offset by increased sales representative productivity. There was also a modest decline in domestic business-to-business sales resulting from reduced orders from a large national provider who is a customer of our private label partner, mostly offset by increased orders from other providers. This national provider accounted for revenue of $0.8 million in the third quarter of 2019, down from $3.3 million in the third quarter of 2018.

Rental revenue decreased $0.2 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 3.8% from the comparable period. The decrease in rental revenue was primarily related to a 6.9% decline in rental patients on service from the comparative period, partially offset by higher rental revenue per patient.

	Three months ended
(amounts in thousands)	September 30,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$30,143	$30,263	$(120)	-0.4%	32.8%	31.7%
Business-to-business international sales	18,492	21,142	(2,650)	-12.5%	20.2%	22.2%
Direct-to-consumer domestic sales	37,757	38,307	(550)	-1.4%	41.1%	40.2%
Direct-to-consumer domestic rentals	5,369	5,579	(210)	-3.8%	5.9%	5.9%
Total revenue	$91,761	$95,291	$(3,530)	-3.7%	100.0%	100.0%

Domestic direct-to-consumer sales decreased 1.4% and domestic business-to-business sales decreased 0.4% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in direct-to-consumer sales was primarily due to a decline in sales representative headcount, mostly offset by increased productivity of inside sales representatives. The modest decrease in domestic business-to-business sales resulting from reduced orders from a large national provider referenced above, mostly offset by increased orders from other providers.

Business-to-business international sales decreased 12.5% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to decreased sales to our partners in Europe and unfavorable currency exchange rates. This decrease in the third quarter was primarily driven by a slowdown of orders in Great Britain and Spain due to tender uncertainty, capital expenditure constraints, and some softness of orders in France. We sell our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. Of our international sales revenue in the three months ended September 30, 2019, 84.2% was sold in Europe versus 87.6% in the comparative period in 2018.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$44,769	$42,810	$1,959	4.6%	48.8%	44.9%
Cost of rental revenue	3,677	3,668	9	0.2%	4.0%	3.9%
Total cost of revenue	$48,446	$46,478	$1,968	4.2%	52.8%	48.8%

Gross profit - sales revenue	$41,623	$46,902	$(5,279)	-11.3%	45.3%	49.2%
Gross profit - rental revenue	1,692	1,911	(219)	-11.5%	1.9%	2.0%
Total gross profit	$43,315	$48,813	$(5,498)	-11.3%	47.2%	51.2%

Gross margin percentage - sales revenue	48.2%	52.3%
Gross margin percentage- rental revenue	31.5%	34.3%
Total gross margin percentage	47.2%	51.2%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $2.0 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or an increase of 4.6% over the comparable period. The increase in cost of sales revenue was primarily attributable to higher cost per unit associated with the Inogen One G5, which was still at a higher cost than the Inogen One G3 during the period, although at volume we expect the Inogen One G5 to be our lowest cost product to manufacture. We also had an one-time small contribution of higher costs primarily due to increased inventory reserves. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Cost of rental revenue increased slightly for the three months ended September 30, 2019 from the three months ended September 30, 2018 with an increase of 0.2% over the comparable period. The slight increase in cost of rental revenue was primarily attributable to increased servicing costs, partially offset by lower depreciation expense. Cost of rental revenue included $1.5 million of rental asset depreciation for the three months ended September 30, 2019 compared to $1.7 million for the three months ended September 30, 2018.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 48.2% for the three months ended September 30, 2019 from 52.3% for the three months ended September 30, 2018. The decrease in sales revenue gross margin percentage was primarily attributable to lower average selling prices, which was mainly due to an increased mix of business-to-business domestic sales which typically are sold at lower margins versus business-to-business international sales, partially offset by increased mix of direct-to-consumer sales. In addition, we had higher cost per unit associated with the Inogen One G5 and increased inventory reserves. Total worldwide business-to-business sales revenue accounted for 56.3% of total sales revenue in the third quarter of 2019 versus 57.3% in the third quarter of 2018. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage decreased to 31.5% for the three months ended September 30, 2019 from 34.3% for the three months ended September 30, 2018, primarily due to increased servicing cost, partially offset by increased rental revenue per patient on service and lower depreciation costs.

Research and development expense

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$2,636	$2,096	$540	25.8%	2.9%	2.2%

Research and development expense increased $0.5 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or an increase of 25.8% from the comparable period, primarily due to $1.0 million in intangible amortization costs related to the New Aera acquisition. The increase was partially offset by a $0.4 million decrease in personnel-related expenses, which was primarily associated with lower bonus expense and stock compensation expense.

Sales and marketing expense

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$24,047	$26,339	$(2,292)	-8.7%	26.2%	27.6%

Sales and marketing expense decreased $2.3 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 8.7% from the comparable period. The decrease was primarily attributable to decreases of $2.9 million in sales and marketing personnel-related expenses (which included decreases of $1.4 million in payroll wages, taxes and benefits, $0.6 million in bonus expense, $0.5 million in commissions expense, and $0.4 million of stock compensation expense) and $0.2 million in credit card processing fees. These decreases were partially offset by increases of $0.4 million in dues, fees and license costs, $0.2 million in media spending and $0.2 million in professional and consulting fees. In the three months ended September 30, 2019, we spent $9.0 million in media and advertising costs versus $8.8 million in the comparative period in 2018.

General and administrative expense

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$8,525	$9,982	$(1,457)	-14.6%	9.3%	10.5%

General and administrative expense decreased $1.5 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 14.6% from the comparable period. The decrease was primarily attributable to decreases of $1.1 million in stock compensation expense, $0.6 million in bonus expense, $0.3 million in other personnel-related expense, and $0.3 million in bad debt expense. These decreases were partially offset by increases of $0.4 million in legal fees and $0.3 million in acquisition-related expenses for the New Aera transaction.

Bad debt expense, expressed as a percentage of total revenue, decreased to 0.0% in the three months ended September 30, 2019 from 0.4% in the three months ended September 30, 2018, primarily due to the adoption of ASU No. 2018-19.

Other income (expense), net

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	$1,149	$895	$254	28.4%	1.2%	0.9%
Other income (expense)	(503)	8	(511)	-6387.5%	-0.5%	0.0%
Total other income, net	$646	$903	$(257)	-28.5%	0.7%	0.9%

Total other income, net decreased $0.3 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 28.5% from the comparable period. The decrease was primarily attributable to an increase of $0.4 million in net other expense related to foreign currency losses arising from transactions in Euros at a lower U.S. dollar exchange rate to the Euro in the three months ended September 30, 2019, partially offset by an increase of $0.2 million in interest income on cash equivalents and marketable securities versus the amount recorded in the comparable period.

Income tax expense (benefit)

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$1,890	$(5,133)	$7,023	136.8%	2.0%	-5.4%
Effective income tax rate	21.6%	-45.4%

Income tax expense increased $7.0 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, primarily attributable to $8.2 million of lower excess tax benefits recognized from stock-based compensation, partially offset by a $1.2 million decrease in income tax expense.

Our effective tax rate in the third quarter of 2019 increased compared to the third quarter of 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation in income before income tax expense (benefit). In the third quarter of 2019, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.1 million and our effective tax rate by 0.7%, as compared to the tax rate without such deficiencies. For comparison, in the third quarter of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $8.1 million and our effective tax rate by 71.8%, as compared to the tax rate without such benefits.

Net income

	Three months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$6,863	$16,432	$(9,569)	-58.2%	7.5%	17.2%

Net income decreased $9.6 million for the three months ended September 30, 2019 from the three months ended September 30, 2018, or a decrease of 58.2% from the comparable period. The decrease in net income was primarily related a our higher effective tax rate and a decrease in total revenue and gross profit dollars, partially offset by lower operating expense.

Comparison of nine months ended September 30, 2019 and September 30, 2018

Revenue

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$267,073	$255,283	$11,790	4.6%	94.4%	94.0%
Rental revenue	15,953	16,297	(344)	-2.1%	5.6%	6.0%
Total revenue	$283,026	$271,580	$11,446	4.2%	100.0%	100.0%

Sales revenue increased $11.8 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or an increase of 4.6% over the comparable period. The increase was primarily attributable to a 6,000-unit increase in the number of oxygen systems sold. We sold approximately 158,500 oxygen systems during the nine months ended September 30, 2019 compared to approximately 152,500 oxygen systems sold during the nine months ended September 30, 2018, or an increase of 3.9%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to increased marketing expenditures and increased sales representative productivity, partially offset by a decline in sales representative headcount and an increase in international business-to-business sales, primarily from our partners in Canada, South America, Europe and Australia, partially offset by unfavorable currency rates. These increases were partially offset by a decline in domestic business-to-business sales, primarily due to reduced orders from a national provider who is a customer of our private label partner, partially offset by increased orders from other providers. This national provider accounted for revenue of $2.3 million in the first nine months of 2019, down from $20.9 million in the first nine months of 2018.

Rental revenue decreased $0.3 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or a decrease of 2.1% from the comparable period. The decrease in rental revenue was primarily related to a 6.9% decline in rental patients on service from the comparative period, partially offset by an increase in rental revenue per patient mainly due to lower rental revenue adjustments.

	Nine months ended
(amounts in thousands)	September 30,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$85,857	$91,222	$(5,365)	-5.9%	30.3%	33.6%
Business-to-business international sales	60,859	58,807	2,052	3.5%	21.5%	21.6%
Direct-to-consumer domestic sales	120,357	105,254	15,103	14.3%	42.6%	38.8%
Direct-to-consumer domestic rentals	15,953	16,297	(344)	-2.1%	5.6%	6.0%
Total revenue	$283,026	$271,580	$11,446	4.2%	100.0%	100.0%

Domestic direct-to-consumer sales increased 14.3% and domestic business-to-business sales decreased 5.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in direct-to-consumer sales was primarily due to increased marketing expenditures and increased productivity of inside sales representatives, partially offset by a decline in sales representative headcount. The decrease in domestic business-to-business sales was primarily the result of decreased demand from our private label partner due to reduced orders from the large national provider referenced above partner and reduced demand from internet reseller customers, partially offset by increased demand from traditional HME providers.

Business-to-business international sales increased 3.5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased sales to our partners in Canada, South America, Europe, and Australia partially offset by unfavorable currency exchange rates. We sell our products in 46 countries outside of the United States, and we plan to continue to expand our presence in other countries as the opportunities present themselves. In the nine months ended September 30, 2019, sales in Europe as a percentage of total international sales revenue decreased to 86.4% versus 88.4% in the comparative period in 2018, primarily because of the increase in sales in Canada, South America, and Australia.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$134,066	$124,726	$9,340	7.5%	47.4%	45.9%
Cost of rental revenue	11,021	11,844	(823)	-6.9%	3.9%	4.4%
Total cost of revenue	$145,087	$136,570	$8,517	6.2%	51.3%	50.3%

Gross profit - sales revenue	$133,007	$130,557	$2,450	1.9%	47.0%	48.1%
Gross profit - rental revenue	4,932	4,453	479	10.8%	1.7%	1.6%
Total gross profit	$137,939	$135,010	$2,929	2.2%	48.7%	49.7%

Gross margin percentage - sales revenue	49.8%	51.1%
Gross margin percentage- rental revenue	30.9%	27.3%
Total gross margin percentage	48.7%	49.7%

We manufacture our subassemblies and/or products in our Richardson, Texas and Goleta, California facilities. We also began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer located in the Czech Republic to improve our ability to service our European customers. Our manufacturing process includes final assembly, testing, and packaging to quality and customer specifications. Cost of sales revenue increased $9.3 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or an increase of 7.5% over the comparable period. The increase in cost of sales revenue was primarily attributable to the 4.6% increase in sales revenue, product and sales channel mix, as well as higher cost per unit associated with the Inogen One G5 during the period. We expect cost of sales revenue as a percentage of sales revenue in future periods to fluctuate based on changes in the sales channel mix, product mix, and average selling prices and cost per unit.

Cost of rental revenue decreased $0.8 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or a decrease of 6.9% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a 6.9% decrease in total patients on service and rental asset depreciation expense, partially offset by increased servicing costs. Cost of rental revenue included $4.8 million of rental asset depreciation for the nine months ended September 30, 2019 compared to $5.8 million for the nine months ended September 30, 2018.

Gross margin percentage is defined as revenue less cost of revenue divided by revenue. Sales revenue gross margin percentage decreased to 49.8% for the nine months ended September 30, 2019 from 51.1% for the nine months ended September 30, 2018. The decrease in sales gross margin percentage was primarily related to higher cost of goods sold and lower average selling prices. Total worldwide business-to-business sales revenue accounted for 54.9% of total sales revenue in the first nine months of 2019 versus 58.8% in the first nine months of 2018. We expect sales gross margin to fluctuate over time based on changes in the sales channel mix, product mix, average selling prices and cost per unit.

Rental revenue gross margin percentage increased to 30.9% for the nine months ended September 30, 2019 from 27.3% for the nine months ended September 30, 2018, primarily due to higher rental revenue per patient on service and lower depreciation costs, partially offset by increased servicing costs.

Research and development expense

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$5,773	$5,287	$486	9.2%	2.0%	1.9%

Research and development expense increased $0.5 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or an increase of 9.2% over the comparable period, primarily due to $1.0 million in intangible amortization costs related to the New Aera acquisition and an increase of $0.2 million in product development expenses for engineering projects.  These increases were partially offset by a $0.8 million decrease in personnel-related expenses (which included decreases of $0.4 million in bonus expense, $0.2 million in stock compensation expense and $0.2 million in wages, benefits and payroll tax expense).

Sales and marketing expense

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$80,006	$67,376	$12,630	18.7%	28.3%	24.8%

Sales and marketing expense increased $12.6 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or an increase of 18.7% over the comparable period. The increase was primarily attributable to increases of $10.8 million in media spending, $0.9 million of dues, fees and license costs, $0.4 million in facilities costs, $0.2 million in other professional fees, and $0.2 million in depreciation expense. These increases were partially offset by $0.1 million of lower personnel-related expenses (which included decreases of $1.6 million in bonus expense, $0.5 million in stock compensation expense and $0.3 million in recruiting and relocation costs, partially offset by increases of $1.3 million in commissions expense and $1.0 million in wages, benefits and payroll tax expense). In the nine months ended September 30, 2019, we spent $30.8 million in media and advertising costs versus $19.9 million in the comparative period in 2018.

General and administrative expense

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$27,050	$29,230	$(2,180)	-7.5%	9.5%	10.8%

General and administrative expense decreased $2.2 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or a decrease of 7.5% from the comparable period. The decrease was primarily attributable to decreases of $2.8 million in personnel-related expenses (which included decreases of $2.1 million in stock compensation expense and $1.6 million in bonus expense, partially offset by an increase of $0.9 million in wages, benefits and payroll tax expense), $1.3 million in bad debt expense and $0.3 million in general office expense. These decreases were partially offset by $0.7 million in acquisition-related expenses for the New Aera transaction as well as increases of $0.6 million in legal fees, $0.4 million in license fees, $0.3 million in depreciation expense and $0.3 million in lower net proceeds received from sale of assets.

Bad debt expense, expressed as a percentage of total revenue, decreased to 0.0% in the nine months ended September 30, 2019 from 0.5% in the nine months ended September 30, 2018,  primarily due to the adoption of ASU 2018-19.

Other income (expense), net

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	$3,877	$2,111	$1,766	83.7%	1.4%	0.8%
Other expense	(478)	(596)	118	19.8%	-0.2%	-0.2%
Total other income, net	$3,399	$1,515	$1,884	124.4%	1.2%	0.6%

Total other income, net increased $1.9 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or an increase of 124.4% over the comparable period. The increase was primarily attributable to $1.6 million in interest income on cash equivalents and marketable securities and $0.2 million in interest income on the lease asset, partially offset by a decrease of $0.2 million in other expense related to net foreign currency losses arising from increased transactions in Euros at a lower U.S. dollar exchange rate to the Euro compared to net foreign currency losses recorded in the comparable period.

Income tax expense (benefit)

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$6,184	$(7,168)	$13,352	186.3%	2.2%	-2.6%
Effective income tax rate	21.7%	-20.7%

Income tax expense increased $13.4 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, primarily attributable to lower excess tax benefits of $14.8 million recognized from stock-based compensation, partially offset by a $1.5 million decrease in the income tax provision expense, primarily resulting from a 17.7% decrease in income before income tax expense (benefit).

Our effective tax rate in the first nine months of 2019 increased compared to the first nine months of 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, partially offset by the changes in income before income tax expense (benefit). In the first nine months of 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.4 million and our effective tax rate by 1.3%, as compared to the tax rate without such benefits. For comparison, in the first nine months of 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $15.2 million and our effective tax rate by 44.0%, as compared to the tax rate without such benefits.

Net income

	Nine months ended
	September 30,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$22,325	$41,800	$(19,475)	-46.6%	7.9%	15.4%

Net income decreased $19.5 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018, or a decrease of 46.6% from the comparable period. The decrease in net income was primarily related to an increase in operating expenses and a higher effective tax rate.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2019, we had purchase obligations with outside vendors and suppliers of approximately $61.7 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

On June 19, 2019, we entered into a commercial and industrial building lease for approximately 50,000 rentable square feet located in Goleta, California (New Headquarters). The New Headquarters will replace the lease for our existing Goleta headquarters, which expires on October 31, 2020. The term of the New Headquarters lease commences on November 1, 2020, at which time we expect to move into the New Headquarters, and expires on December 31, 2030. The minimum monthly base rent under this lease will initially be approximately $94,660 per month. Base rent will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. For additional information regarding our total lease obligations, refer to Note 6 – Leases in the condensed notes to our consolidated financial statements included in this report.

On August 29, 2019, we entered into a commercial and industrial building lease for approximately 53,600 rentable square feet located in Plano, Texas (Texas Facility). The Texas Facility lease will replace the leases for our existing Richardson, Texas facilities, which expire between December 31, 2019 and February 1, 2022. The term of the Texas Facility lease commences on January 1, 2020, at which time we expect to move into the Texas Facility, and expires on December 31, 2030. The minimum monthly base rent under the Texas Facility lease for the initial 53,600 rentable square feet will be $39,085 per month, and escalating for years 2020 through 2030, until reaching $51,283 per month in 2030. Pursuant to the terms of the Texas Facility lease, the initial rentable square footage will be automatically expanded on January 1, 2021 by approximately 100,500 rentable square feet. The minimum monthly base rent under the Texas facility lease for the expanded rentable square footage will be $75,108 per month, and escalating for years 2021 through 2030, until reaching $96,145 per month in 2030. For additional information regarding our total lease obligations, refer to Note 6 – Leases in the condensed notes to our consolidated financial statements included in this report.

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

Liquidity and capital resources

As of September 30, 2019, we had cash and cash equivalents of $156.1 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held marketable securities of $44.5 million in available-for-sale corporate bonds and U.S. Treasury securities, which had maturities greater than three months. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $50.0 million from proceeds related to stock option exercises and our employee stock purchase plan. For the nine months ended September 30, 2019 and September 30, 2018, we received $4.8 million and $13.3 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2019 consisted of payment for the New Aera acquisition of $70.4 million (net of cash acquired), capital expenditures of $4.5 million including additional rental equipment, intangible assets, and other property, plant and equipment, and net purchases of marketable securities of $0.8 million.

We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2019 vs. 2018
Summary of consolidated cash flows	2019	2018	$	%
Cash provided by operating activities	$31,204	$47,640	$(16,436)	-34.5%
Cash used in investing activities	(75,509)	(26,965)	(48,544)	-180.0%
Cash provided by financing activities	3,947	12,209	(8,262)	-67.7%
Effect of exchange rates on cash	(145)	445	(590)	-132.6%
Net increase (decrease) in cash and cash equivalents	$(40,503)	$33,329	$(73,832)	-221.5%

(amounts in thousands)	September 30,	December 31,
Working capital	2019	2018
Cash and cash equivalents	$156,131	$196,634
Marketable securities	44,514	43,715
Accounts receivable, net	41,180	37,041
Inventories, net	34,072	27,071
Deferred cost of revenue	356	359
Income tax receivable	2,867	2,655
Prepaid expenses and other current assets	10,716	7,108
Total current assets	289,836	314,583

Accounts payable and accrued expenses	30,418	26,786
Accrued payroll	6,700	11,407
Warranty reserve - current	4,311	3,549
Operating lease liability - current	2,193	—
Deferred revenue - current	5,835	4,451
Income tax payable	586	392
Total current liabilities	50,043	46,585

Net working capital	$239,793	$267,998

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the nine months ended September 30, 2019 consisted primarily of our net income of $22.3 million as well as non-cash expense items such as provision for sales returns and doubtful accounts of $13.2 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $9.2 million, stock-based compensation expense of $6.9 million, deferred tax assets of $5.9 million, provision for rental revenue adjustments of $1.7 million, provision for inventory obsolescence and other inventory losses of $0.6 million, and net loss on disposal of rental equipment and other fixed assets of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $29.1 million.

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

Investing activities

Net cash used in investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of marketable securities.

For the nine months ended September 30, 2019, we acquired New Aera for a net cash payment of $70.4 million and invested $58.7 million in corporate bonds and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $57.9 million in maturities of marketable securities. In addition, we invested $4.5 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, partially offset by gross proceeds received from the sale of former assets of $0.2 million.

For the nine months ended September 30, 2018, we had $50.3 million of purchases that we invested in certificates of deposits, corporate bonds, agency mortgage-backed securities, and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $33.7 million in maturities of available-for-sale investments. In addition, we invested $11.1 million in the production and purchase of rental assets and other property, equipment, and leasehold improvements, partially offset by gross proceeds received from the sale of former rental assets of $0.7 million.

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

For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $4.8 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.8 million.

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

Current assets decreased $24.7 million during the nine months ended September 30, 2019 from December 31, 2018, primarily due to a net decrease of $39.7 million in cash, cash equivalents and marketable securities, which was mainly related to the New Aera acquisition, partially offset by cash generated from operating activities. This net decrease was partially offset by increases of $7.0 million in net inventories, $4.1 million in net accounts receivable, and $3.6 million in prepaid expenses and other current assets.

Gross accounts receivable increased $4.1 million during the nine months ended September 30, 2019 from December 31, 2018, primarily due to an increase in gross business-to-business accounts receivable and other receivables balance of $4.5 million, partially offset by a decrease in gross rental accounts receivable balance of $0.4 million. Allowances on accounts receivable slightly decreased during the nine months ended September 30, 2019 from December 31, 2018, primarily due to a decrease of $0.4 million in the allowance for doubtful accounts, partially offset by an increase of $0.3 million in the allowance for sales returns from the comparative consolidated balance sheet date.

Allowances on accounts receivable vary based on credit quality, age, and accounts receivable source. Rental revenue has higher allowances for adjustments and doubtful accounts on accounts receivable versus sales revenue due to the nature of the collectability of these balances.

Current liabilities increased by $3.5 million during the nine months ended September 30, 2019 from December 31, 2018, primarily due to increases of $3.6 million in accounts payable and accrued expenses, $2.2 million in the operating lease liability, $1.4 million in deferred revenue, and $0.8 million in warranty reserve, partially offset by a decrease of $4.7 million in accrued payroll.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2019 was $31.2 million compared to $47.6 million in the nine months ended September 30, 2018. As of September 30, 2019, we had cash and cash equivalents of $156.1 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses. Over the past several years, our revenue has increased significantly from year-to-year and, as a result, our cash flows from customer collections have increased as have our profits. As a result, our annual cash provided by operating activities has generally increased over time and has been a significant source of capital to the business, which we expect to continue in the future.

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

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, and the impact of stock-based compensation expense. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA, and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

In evaluating EBITDA and Adjusted EBITDA, we anticipate that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, EBITDA and Adjusted EBITDA should be considered alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2019	2018	2019	2018
Net income	$6,863	$16,432	$22,325	$41,800
Non-GAAP adjustments:
Interest income	(1,149)	(895)	(3,877)	(2,111)
Provision (benefit) for income taxes	1,890	(5,133)	6,184	(7,168)
Depreciation and amortization	3,662	2,712	9,216	8,521
EBITDA (non-GAAP)	11,266	13,116	33,848	41,042
Stock-based compensation	1,565	3,216	6,930	9,783
Adjusted EBITDA (non-GAAP)	$12,831	$16,332	$40,778	$50,825

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in interest rates, foreign currency, and exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The principal market risk we face is interest rate risk. We had cash and cash equivalents of $156.1 million as of September 30, 2019, which consisted of highly-liquid investments with a maturity of three months or less, and $44.5 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2019 and December 31, 2018. If overall interest rates had decreased by 1.00% (100 basis points), our interest income would not have been materially affected for the three months or nine months ended September 30, 2019 or September 30, 2018.

Foreign currency exchange risk

The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2019 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates in December 2015. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.3 million decline in revenue for the first nine months of 2019. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for new controls implemented to record the purchase price allocation for the New Aera acquisition.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 217 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices; (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, pre-judgment and post-judgment interest and such other relief as the court deems proper. On August 30, 2019, the defendants filed a motion to dismiss the complaint. A hearing on the defendants’ motion is scheduled for November 21, 2019. We intend to vigorously defend ourselves against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between September 13, 2019 and October 31, 2019, five additional shareholder derivative complaints were filed in the United States District Court for the Central District of California and the United States District Court for the District of Delaware based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider trading and misappropriation of information, violations of sections 14(a) of the Securities Exchange Act of 1934, as amended, and contribution from certain of the individual defendants. We intend to vigorously defend these lawsuits.

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

The long-term oxygen therapy market and the non-invasive ventilator market are highly competitive industries. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. In the non-invasive ventilator market, we compete with manufacturers and distributors of other portable non-invasive ventilators, as well as non-invasive HME providers that supply these products.

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Breathe Technologies, Inc. (recently announced to be acquired by Hill-Rom Holdings, Inc.), Breas Medical, Ventec Life Systems, and Covidien. Additional competitors have also pre-announced upcoming product launches of portable oxygen concentrators expected in 2019 including 3B Medical, SysMed, and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models which may increase their competitiveness and sales to patients and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition; however, these strategies are limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth (formerly QMES LLC), Aerocare Holdings, Inc. and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for respiratory device products; and
•	greater financial and human resources for product development, sales and marketing, and patent litigation.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $2.6 million and $2.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $5.8 million and $5.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the Tidal Assist® Ventilator (TAV®), the newly acquired technology from New Aera, through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending regulatory clearances outside of the United States. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner and resellers. For the three months ended September 30, 2019 and September 30, 2018, sales revenue to our top 10 customers accounted for approximately 34.7% and 35.8%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the three months ended September 30, 2019, and no single customer represented more than 10% of our total revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and September 30, 2018, sales revenue to our top 10 customers accounted for approximately 34.3% and 38.7%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the nine months ended September 30, 2019 and one single customer represented more than 10% of our total revenue for the nine months ended September 30, 2018. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. Other home medical equipment providers have communicated to us that they continue to be subject to capital constraints and certain providers have indicated that they intend to reduce or limit purchases in the future. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

As a provider of oxygen equipment rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic long-term respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that up to 60% of long-term oxygen therapy patients in the United States have primary coverage under traditional fee-for-service Medicare Part B. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 20.2% as of September 30, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 18.1% as of September 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

On January 28, 2016, the Department of Health and Human Services (DHHS) published a final rule to implement Medicare’s face-to-face provisions for home health and DME under the Medicaid program, effective July 1, 2016. Medicaid programs are run by state agencies that must coordinate with state legislative bodies, therefore the state agencies have until July 1, 2017 or July 1, 2018 (depending on the timing of their legislative sessions) to allow state agencies to publish compliant initiatives on this rule. All states except Montana, Nevada, North Dakota, and Texas initiated this requirement effective July 1, 2017. Montana, Nevada, North Dakota, and Texas implemented the requirements by July 1, 2018. The Medicaid definition of medical supplies, equipment and appliances were aligned with the Medicare definitions. In addition, the DHHS has implemented the requirement for a face-to-face visit related to the beneficiary’s primary need for medical equipment within 6 months prior to the start of certain durable medical equipment services, including oxygen. These legislative provisions could have an adverse effect on our business, financial condition and results of operations.

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

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas will be subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019, the average Medicare rates were reduced to $72.92 a month for E1390 and $35.72 a month for E1392 in these regions that were previously subject to competitive bidding. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019.

In Round 2021 of DMEPOS competitive bidding program, there have been some revisions to the bidding methodology including surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In prior rounds of competitive bidding, the product category where our products fell was respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of bidding, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019. It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

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

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding. As of January 1, 2019, and until Round 2021 of competitive bidding becomes effective, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.8% and 4.7% of our total revenue in the three months ended September 30, 2019 and September 30, 2018, respectively, and 4.6% and 4.6% in the nine months ended September 30, 2019 and September 30, 2018, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of September 30, 2019 and September 30, 2018. Our capped patients as a percentage of total patients on service was approximately 20.2% as of September 30, 2019, which is higher than the capped patients as a percentage of total patients on service of approximately 18.1% as of September 30, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Round 2021 of the competitive bidding program includes non-invasive ventilation (NIV) as a new product category effective January 1, 2021 for code E0466. Current Medicare reimbursement rates for HCPCS code E0466 are monthly, non-capped rental and are at $934 to $1,099 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 is $1,827 per month. Since this is the first-time non-invasive ventilators are being included in the competitive bidding program, it is uncertain what impact bidding will have on the reimbursement rates. If there is a significant decline in reimbursement rates or changes in coverage criteria, this may negatively impact the adoption of the SideKick TAV product by home medical equipment providers, or increase pricing pressure, as well as negatively impact our rental reimbursement rates, which would adversely affect our business, financial condition and results of operations.

It is also uncertain if we will win any bids for NIV for Round 2021 of the competitive bidding program. We have not previously provided NIV products to Medicare beneficiaries. If we do not win contracts to service Medicare beneficiaries for NIV in Round 2021, that may limit our ability to grow rental revenue for NIV.

It is also uncertain if the current product acquired from New Aera, the SideKick TAV, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the SideKick TAV system from the Pricing, Data Analysis, and Coding Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352. Based on these CPI and budget neutrality adjustments, effective January 1, 2019, the average Medicare rates were $72.92 a month for E1390 and $0 a month for E1352. In September 2019, we appealed to the Centers for Medicare and Medicaid Services but have not received a response yet. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals.

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of October 28, 2019, there were 51 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill.

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

On July 29, 2019, CMS issued a proposed rule to establish methodologies to modernize pricing of new DMEPOS items and services based on commercial pricing data. In addition, the proposed rule recommends streamlining requirements related to face-to-face encounters, written orders prior to delivery and/or prior authorizations to reduce provider confusion. Lastly, the proposed rule recommends revising the existing DMEPOS competitive bidding program regulations to recognize that changes of ownership may occur on shorter timeframes and revising the submission of a hearing request in notices of breach of contract. CMS solicited comments on this proposed rule through September 27, 2019.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequent subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2019 and September 30, 2018, approximately 5.9% and 5.9%, respectively, and for the nine months ended September 30, 2019 and September 30, 2018, approximately 5.6% and 6.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

Beginning in the fourth quarter of 2017, we began utilizing a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 concentrators. In 2018 and the nine months ended September 30, 2019, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our European demand and we expect this to continue in the remainder of 2019 and 2020. In addition we plan to expand manufacturing at our contract manufacturer to include the Inogen One G5 in the first half of 2020. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we are hiring additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but we expect sales representative headcount to be down significantly at year-end 2019 compared to year-end 2018. Given the reduced sales representative headcount, we expect to realize headwinds to growth in direct-to-consumer sales in 2019 and the first half of 2020. We believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding and have made key changes to management personnel. We have seen increased productivity of our sales representatives in the third quarter of 2019 and believe we will see this increase through the remainder of 2019 and in 2020; however, we also expect increased marketing spend.

We plan to continue the expansion of our facilities located in Richardson, Texas and Goleta, California and have signed leases to expand such facilities. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 concentrators and Inogen One G5 concentrators in the first half of 2020, is expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport Systems B.V. in 2017 and our acquisition of New Aera in August 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. We completed our acquisition of New Aera in August 2019 and have begun the integration process. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	the potential failure to successfully develop or commercialize the acquired products or technology;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products, businesses, operations, and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential incurrence of interest expense and debt service requirements if we incur debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•	the potential to incur large and immediate write-offs and restructuring and other related expenses;
•	the potential of amortization expenses related to intangible assets;
•	the potential to become involved in intellectual property litigation related to such acquisitions or strategic investments; and
•	the inability to maintain uniform standards, controls, policies, and procedures.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in August 2019. We have made certain assumptions relating to the acquisition, which assumptions may be inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. If our assumptions relating to the acquisition are inaccurate, we may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the acquisition and to the rest of our business. For example, additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to; risks relating to our ability to successfully integrate New Aera’s business and operations within our existing business and operations; our ability to commercialize the TAV; market acceptance of the TAV; Medicare or commercial reimbursement for the TAV; our ability to successfully incorporate TAV into our existing products; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; interruptions or delays in the supply of components or materials for, or manufacturing of, our products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; intellectual property risks and the other risks identified in this Quarterly Report on Form 10-Q. We may also encounter difficulties in integrating New Aera into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

Our products are manufactured using complex parts and processes, sophisticated equipment and strict adherence to design specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet design specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. For example, in July 2019 we initiated a software change for approximately eight thousand Inogen One G3 and OxyGo products in the field that were manufactured in the second quarter of 2019 due to an operating condition that may cause an abrupt shut down of the product from an over-draw that may occur when a fully charged 8-cell battery is connected to the portable oxygen concentrator as its only power source, which may cause the portable oxygen concentrator to become unresponsive for up to one minute, after which it will behave as though a battery was just connected with standard flash screen on display. If powered on again, this cycle may need to be repeated until the 8-cell battery has been adequately discharged allowing the product to operate as normal. Units remain in working order, and the product and battery are in no way being damaged or their performance compromised even with repeated cycling. In addition, the recently released Inogen One G5 system had a part on the motherboard that was not released via design controls and caused a higher incidence rate of component failures on approximately five hundred systems. We are replacing or field servicing all affected units (Inogen One G3, OxyGo, and Inogen One G5) which may increase our cost of goods sold and adversely affect our operating results and also harm our reputation. Additionally, regulators may disagree with our handling of this incident and take action. Also, although we believe we are addressing these issues, we may experience additional unexpected product defects or errors that could have adverse effects.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $16.4 million and $6.5 million, respectively, as of September 30, 2019, and $16.2 million and $4.2 million, respectively, as of December 31, 2018. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the nine months ended September 30, 2019 and September 30, 2018, approximately 21.5% and 21.6%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•

required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy regulations, such as the European Union General Data Protection Regulation (GDPR), labor laws, and anti-competition regulations;

•	export or import delays and restrictions;
•	obtaining and maintaining regulatory clearances, approvals and certifications;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	supply chain complexities;
•	fluctuations in currency exchange rates;
•	fluctuations in demand due to country-specific tenders and tender uncertainty and capital expenditure constraints;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers; and
•	difficulties protecting or procuring intellectual property rights.

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2019 and September 30, 2018, we experienced net foreign currency losses of approximately $0.4 million and $0.6 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and attacks, we have implemented and periodically review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. For example, we have increased the security of our systems by requiring all email users to change their passwords following our recent data security incident and sooner than they would have otherwise been required to. We also implemented multi-factor authentication for remote email access and have taken additional steps to further limit access to our systems. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

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

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could adversely affect our business, financial condition and results of operations.

Increasing data privacy regulations could impact our business and expose us to increased liability.

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the GDPR, which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. In addition, we are required under the GDPR to respond to customers' Subject Access Reports (SARs) within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could adversely affect our business, financial condition and results of operations.  Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

Following the GDPR, a number of states in the U.S. have introduced bills, which, if passed, would impose operational requirements on U.S. companies similar to the requirements reflected in the GDPR. In 2018, California passed a privacy law (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.

Our financial condition and results of operations may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance portable oxygen concentrator purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; and fluctuations in foreign currency exchange rates. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline, primarily because a significant amount of our expenses are fixed and would take additional time to reduce. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Given our levels of stock-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the nine months ended September 30, 2019 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $0.4 million and our effective tax rate by 1.3% as compared to the tax rate without such benefits. However, in periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. For example, in the three months ended September 30, 2019 excess tax deficiencies recognized from stock-based compensation increased our tax rate by $0.1 million and our effective tax rate by 0.7% as compared to the tax rate without such deficiencies. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy and NIV markets, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market and NIV market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy and NIV patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy and NIV markets serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as portable oxygen concentrator penetration increases, (viii) the share of portable oxygen concentrators as a percentage of the total oxygen therapy spend, and (ix) the size of the early-stage COPD market and the interest and clinical benefit of NIV technology to this patient population are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy or NIV therapy, or the type of long-term oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Our products are medical devices subject to extensive regulation in the United States and in the foreign markets where we distribute our products. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

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

Any modification we make to our products that could significantly affect their safety or effectiveness, or would constitute a major change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Approximately 20.2% and 22.2% of our total revenue was from sales outside of the United States for the three months ended September 30, 2019 and September 30, 2018, respectively, and 21.5% and 21.6% for the nine months ended September 30, 2019 and September 30, 2018, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

We sell our products in 46 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of September 30, 2019, we have nineteen pending patent applications and seven pending international patent application, forty-six issued patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and on the nasal interface used in the non-invasive ventilator. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, opposition and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to respiratory therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Separation Design Group IP Holdings, LLC (SDGIP) filed a lawsuit against us on October 23, 2015 in the United States District Court for the Central District of California. SDGIP alleged that we willfully infringed U.S. Patent Nos. 8,894,751 and 9,199,055, both of which are titled “Ultra Rapid Cycle Portable Oxygen Concentrator.” SDGIP also alleged misappropriation of trade secrets and breach of contract stemming from a meeting in September 2010. SDGIP sought to recover damages (including compensatory and treble damages), costs and expenses (including attorneys’ fees), pre-judgment and post-judgment interest, and other relief that the Court deem proper. SDGIP also sought a permanent injunction against us. CAIRE, Inc. (CAIRE) filed a lawsuit against us in the United States District Court for the Northern District of Georgia on September 12, 2016. CAIRE alleged that we infringed U.S. Patent No. 6,949,133, entitled “Portable Oxygen Concentrator.” While we settled our lawsuit with SDGIP in October 2017 and with CAIRE in December 2017, if we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages and injunctive relief, and we cannot predict the outcome of any lawsuit. For example, in connection with our recent acquisition of New Aera, a competitor or New Aera indicated that it believes New Aera has infringed its intellectual property rights and that it was considering filing a patent infringement lawsuit with respect to certain New Aera technology we acquired through the acquisition. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), India, Israel, Japan, New Zealand, Norway, Turkey, and Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Brazil, Chile, China, Colombia, Ecuador, Iceland, Kuwait, Malaysia, Paraguay, Peru, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark applications for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

We may be subject to damages resulting from claims that our employees, agents or we have wrongfully used or disclosed alleged trade secrets of other companies.

Some of our employees and consultants, including employees who joined us following our acquisition of New Aera, were previously employed by or contracted with other medical device companies focused on the development of oxygen therapy and non-invasive ventilation products, including our competitors. We may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements of secondary offerings;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the oxygen therapy or NIV markets;
•	reimbursement or legislative changes in the oxygen therapy or NIV markets;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the other factors described in this “Risk Factors” section; and
•	general economic conditions and slow or negative growth of our markets.

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

As of September 30, 2019, one holder of approximately 3.5 million shares, or approximately 16.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 61.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months or nine months ended September 30, 2019 and September 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent	Form 8-K	2.1	8/7/19

10.1	Lease Agreement, dated August 29, 2019, by and between the Company and TCG Industrial Shiloh LLC	Filed herewith

10.2	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company and TCG Industrial Shiloh LLC	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	November 5, 2019	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 5, 2019	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)