Form 10-K
period 2019-12-31
Inogen Inc
filed 2020-02-25
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

326 Bollay Drive Goleta, California	93117
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Select Market, was approximately $811.4 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 21, 2020, the registrant had 22,033,576 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

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
•

our expectations regarding the average selling price and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems, as well as the availability of our manufacturing components;

•

our expectation to expand our sales and marketing channels, including through efforts to focus on improving the productivity and increasing the size of our sales team, the impact of changes to our rental intake criteria, scaling a separate rental intake team, and expanding our advertising campaigns;

•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the United States on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets, including our recent acquisition of New Aera, Inc.;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
•	our expectation regarding the market acceptance of our Inogen One G5 portable oxygen concentrator;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), Iceland, India, Israel, Japan, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Brazil, Chile, China, Columbia, Ecuador, Kuwait, Malaysia, Paraguay, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiary.

ITEM 1. BUSINESS

General

We were incorporated in Delaware on November 27, 2001. We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Long-term oxygen therapy is defined as the provision of oxygen therapy for use at home in patients who have chronic low blood oxygen levels (hypoxemia). Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing as little as approximately 2.8 pounds with a single battery. Our Inogen One systems range from 2.6 to 6.5 hours of battery life with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2018. Based on 2018 traditional fee-for-service Medicare data, we estimate the number of patients using portable oxygen concentrators represents approximately 13.9% of the total long-term oxygen therapy market (and 18.2% of the total ambulatory long-term oxygen therapy market) in the United States, although the traditional fee-for-service Medicare data does not account for private insurance, Medicare Advantage, Medicaid and cash-pay patients in the market. We believe we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare business.

Since adopting our direct-to-consumer rental strategy in 2009, we have directly sold or rented more than 774,000 of our Inogen oxygen concentrators as of December 31, 2019.

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017,  Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. We merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. We acquired New Aera, Inc. (New Aera) on August 9, 2019.

Our market

We estimate approximately 3 million patients in the United States used long-term oxygen therapy in 2018 based on 2018 traditional fee-for-service Medicare data, commercial payor data and our estimate of the size of additional patient populations, such as the retail sales and Veterans Administration (VA) population. While there is no up-to-date single source of long-term oxygen therapy market data, our current estimate of the market size is based on a recent analysis we conducted with the assistance of a third party and certain internal estimates. We believe that the estimate provided herein approximates the number of oxygen therapy patients in the United States as of 2018. However, while growth rates are subject to change over time, we believe that reduced reimbursement rates in connection with competitive bidding, enhanced Medicare billing requirements, and the conversion from tank deliveries to portable oxygen concentrators (POCs) will help contribute to growth opportunities for POCs that exceed the long-term oxygen therapy market growth rate. Since utilization of long-term oxygen therapy is strongly linked to developed nations with established government reimbursement, western Europe represents our second largest market today behind the United States.

Long-term oxygen therapy has been shown to be a cost-efficient and clinically effective means to treat hypoxemia, a condition in which patients have insufficient oxygen in the blood. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner, causing organ damage and poor health. Chronic obstructive pulmonary disease, or COPD, is a leading cause of hypoxemia. Between 65% to 70% of our patient population has been diagnosed with COPD, and as COPD progresses, patients may need long-term oxygen therapy as part of their treatment. Industry sources estimate that approximately 16 million people in the United States have been diagnosed with COPD, with millions more who are unaware they have COPD. COPD is the third leading cause of death in the United States and one of the leading causes of death globally. There are an estimated 251 million individuals worldwide who have COPD, with an estimated greater than 100 million individuals located in China. Smoking is the leading cause of COPD. However, the European Respiratory Journal published a study in July 2019 that concluded ambient air pollution was associated with lower lung function and increased COPD prevalence, based on over 300,000 individuals aged 40 to 69 years.

According to our analysis of 2018 traditional fee-for-service Medicare data, approximately 76% of U.S. long-term oxygen therapy users utilized ambulatory oxygen and the remaining 24% were considered stationary, and either required oxygen twenty-four hours a day, seven days a week, or 24/7, but were not ambulatory, or did not require oxygen 24/7 and only needed nocturnal oxygen. Clinical data has shown that ambulatory patients who use oxygen therapy 24/7, regardless of modality, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 oxygen therapy patients. The cost of one year of long-term oxygen therapy is less than the cost of one day in the hospital. In addition, a report from the Centers for Medicare and Medicaid Services (CMS) in 2019 concluded that utilizers of oxygen therapy have lower deaths, hospitalizations, and days in the hospital than those who have a health condition that would support oxygen but do not use it.

Based on 2018 traditional fee-for-service Medicare data, we estimate that approximately 69% of the ambulatory patients rely upon the delivery model, which has the following disadvantages:

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

•

home medical equipment providers cannot easily convert their businesses to non-delivery models in oxygen due to low total reimbursement for oxygen therapy, capital expenditure constraints, investments that are spread across multiple product lines, and uncertainty around Medicare reimbursement due to pending Round 2021 competitive bidding winners and reimbursement rates;

•	lack of patient and physician awareness of the existence and benefits of portable oxygen concentrators as an oxygen solution instead of the traditional delivery model;
•	lack of access to switch from oxygen tank or liquid deliveries to a portable oxygen concentrator using their insurance benefits due to the nature of the capped reimbursement structure;
•	constrained manufacturing costs of conventional portable oxygen concentrators, driven by home medical equipment provider preference for products that have lower upfront equipment cost; and
•	limitations of conventional portable oxygen concentrators, including bulkiness, poor reliability and lack of suitability beyond intermittent or travel use.

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

•

capture the manufacturer and home medical equipment provider margins on a portion of our revenue, allowing us to focus on the total cost of the solution and to invest in the development of product features instead of being constrained by the price required to attract representation from a distribution channel. For example, we have invested in features that improve patient satisfaction, product durability, reliability and longevity, which increase the cost of our hardware, but reduce the total cost of our solution by reducing our maintenance and repair cost; and

•

access and utilize direct patient feedback in our research and development efforts, allowing us to innovate based on this feedback and stay at the forefront of patient preference. For example, certain specifications of the Inogen One G5® and the Inogen One G4® and their accessories and the Inogen Connect platform were created based on direct patient feedback.

We believe the combination of our direct-to-consumer marketing strategy with our focus on designing and developing oxygen concentrator technology has created a best-in-class portfolio of portable oxygen concentrators. Our two most recently released portable product offerings, the Inogen One G5 and the Inogen One G4, at 4.7 and 2.8 pounds with a single battery, respectively, are among the lightest portable oxygen concentrators on the market and offer among the highest oxygen flow capacity per pound. We believe our Inogen One solutions offer the following benefits:

•

Single solution for home, ambulatory, travel (including on commercial aircraft) and nocturnal treatment. We market our Inogen One solutions as single solutions, by which we mean a patient can use our Inogen One systems as their only supplemental oxygen source with no need to also use a stationary concentrator regularly. Our compressors are specifically designed to enable our patients to run our portable oxygen concentrators 24/7, whether powered by battery or plugged into an outlet at home or in a car while the battery is recharging.

•

Reliability. Our direct relationship to our end customers facilitates product feedback and improvements. We have an integrated engineering structure to ensure design and manufacturing engineers operate as a single team to improve product reliability throughout the product lifecycle. Additionally, with the launch of our Inogen Connect system we can address certain types of reliability issues and provide functionality improvements through our software update capabilities.

•

Effective for nocturnal use. Our Intelligent Delivery Technology® enables our portable oxygen concentrators to provide consistent levels of oxygen during sleep despite decreased respiratory rates. As a result, patients can rely on our Inogen One portable oxygen concentrators overnight while sleeping.

•

Unparalleled flow capacity. Our 2.8 pound Inogen One G4 has higher flow capacity than other sub-3 pound portable oxygen concentrators and our Inogen One G5 has higher flow capacity than other sub-5 pound portable oxygen concentrators.

•	User friendly features. Our systems are designed with multiple user-friendly features, including long battery life and low noise levels in their respective weight categories.

Our Inogen One systems and Inogen At Home system

We market our current portable product offerings, the Inogen One G5, Inogen One G4 and the Inogen One G3®, as single solutions for long-term oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator, with minimal servicing of sieve beds, filters, and accessories. We believe the technology in our Inogen One systems is effective for nocturnal use. Our Inogen One portable oxygen concentrators can operate reliably and cost-effectively over the long period of time needed to service long-term oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. The following table summarizes our key product features:

Key Product Specifications
	Inogen One G5	Inogen One G4	Inogen One G3
Capacity (ml/min)	1,260	630	1,050
Weight (lbs)	4.7 (single battery)	2.8 (single battery)	4.8 (single battery)
	5.7 (double battery)	3.3 (double battery)	5.8 (double battery)
Battery run-time	Up to 6.5 hours	Up to 2.6 hours	Up to 4.7 hours
	(single battery)	(single battery)	(single battery)
	Up to 13 hours	Up to 5 hours	Up to 10 hours
	(double battery)	(double battery)	(double battery)
Technology effective for overnight use	Yes	Yes	Yes
Sound	38 dBA	40 dBA	39 dBA

We have focused our research and development efforts on creating solutions that we believe have overcome the reputation of portable oxygen concentrators as being limited in durability and reliability as well as unsuitable for nighttime or 24/7 use. We specifically designed our compressors for 24/7 use.

All of our Inogen One systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse-dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory long-term oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 400 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our Inogen One systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity that are substantially equivalent to continuous flow systems. We have also launched Inogen Connect, a new wireless connectivity platform for the Inogen One G4 and Inogen One G5 consisting of a front-end mobile application for use by long-term oxygen therapy users and a back-end database portal for use by homecare providers. The Inogen Connect app is compatible with Apple and Android platforms and includes patient features such as oxygen purity status, battery run time, product support functions, notification alerts, and remote software updates. We believe features of the back-end database portal such as remote troubleshooting, equipment health checks, and a location tracker will drive operational efficiencies for home oxygen providers and lower the total cost of servicing oxygen therapy patients.

The Inogen One G5, our latest portable oxygen concentrator released to market in April 2019, is among the lightest products on the market and has higher oxygen production capabilities than the other sub-5 pound portable oxygen concentrators on the market. We believe the performance parameters around our Inogen One systems allow us to serve approximately 90% of the ambulatory long-term oxygen patients based on our analysis of the patients who have contacted us and their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory long-term oxygen therapy patient market and serves as a backup to our Inogen One system for ambulatory patients on our rental service. At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients, as well as reduce manufacturing and distribution complexities. While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home product represents a compelling solution for stationary long-term oxygen therapy patients that do not require a portable solution, which are estimated to represent approximately 24% of total long-term oxygen therapy patients in the United States based on 2018 traditional fee-for-service Medicare data.

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

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside-sales staff, and a physician referral model. Of the $284.0 million of our 2019 revenue derived from the United States, approximately 55.0% represented direct-to-consumer sales, 37.5% represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 7.5% represented direct-to-consumer rentals.

As of December 31, 2019, we employed a marketing team of 8 people, an in-house sales team of 371 people (including 329 inside sales representatives), a field-based sales team of 20 people (including 17 physician sales representatives), and a business-to-business sales and support team of 13 people.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors.

Patients who choose to use their Medicare or private insurance benefits typically rent our systems. Those who purchase our product outright are typically patients who are not eligible to use their insurance benefits due to their capped rental status, prefer our Inogen One G4 and Inogen One G5 products that are not currently available for rent, prefer to own the equipment, prefer new equipment, or have an immediate need for our product that cannot be processed in time by their primary insurance carrier (e.g., an upcoming trip). Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 50 states in which we serve patients.

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

We also sell to traditional homecare providers that offer our products to patients through insurance reimbursement or retail worldwide. Homecare providers that employ the standard delivery model with oxygen tanks need to replace the oxygen tanks on a regular basis by picking up the empty oxygen tanks and delivering full oxygen tanks for the patient. The delivery model has historically necessitated that a homecare provider have a facility near the oxygen patients that it serves and that the provider has invested in personnel, trucks, etc. to facilitate routine deliveries. The cost to deliver the oxygen tanks to patients is significant for many providers in the standard delivery model. Homecare providers that have adopted Inogen products should be able to reduce the costly deliveries associated with oxygen tanks since our products generate their own oxygen and don’t need to be refilled. Our business-to-business sales and marketing strategy for these customers is to raise awareness of our solutions and educate homecare providers on how our products may be able to reduce their total cost of ownership of servicing oxygen patients. As a homecare provider ourselves, we are able to help our business customers adopt a non-delivery long-term oxygen therapy model utilizing patient preferred portable oxygen concentrators. We also private label our product with a business partner that sells to traditional homecare providers. Our private label partner employs field sales representatives that call on homecare providers to showcase the benefits of our products.

Concentration of Customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. For the year ended December 31, 2019, no single customer represented more than 10% of our total revenue. For the years ended December 31, 2018 and 2017, one single customer, OxyGo HQ Florida (previously named Applied Home Healthcare Equipment), our private label distribution partner, represented more than 10% of our total revenue. As of December 31, 2019 and December 31, 2018, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $10.7 million and $5.2 million, respectively, and accounts receivable balances of $16.2 million and $4.2 million, respectively.

International

Approximately 21.5% of our total revenue was from outside the United States in 2019. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We sell our products in 46 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2019, we had 13 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 11 employees located in Europe who provided sales, customer service, and repair services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2019, 2018 or 2017.

International sales revenue was flat at $78.0 million in 2019 versus $77.3 million in 2018. While growth was limited in 2019, we believe that the international market is attractive for the following reasons:

•	more favorable reimbursement rates in certain countries, including France and the United Kingdom, where portable oxygen concentrators receive higher reimbursement rates than in the United States;
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

We will continue to focus on building out our international sales efforts. In 2017, we added a European customer support site in the Netherlands after acquiring a previous distributor, MedSupport, now operating under Inogen Europe B.V. This site offers multi-lingual customer service, repair services, and basic distribution, to improve our European customer support at lower cost. Also in support of our European operations, we began production of our Inogen One G3 concentrator in the fourth quarter of 2017 using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers, and we began manufacturing the Inogen One G5 concentrators in this facility in the first quarter of 2020.

Order fulfillment and customer support

Our procedures are designed to enable us to package and ship a system directly to the patient in the patient’s preferred configuration and we aim to do so the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner is United Parcel Service (UPS). UPS supports our domestic shipments and provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve products requiring repair and systems that are no longer needed by the patient. When necessary, we utilize a courier for white-glove service whereby the courier goes into a patient’s home to remove a replacement product from the box, package the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider. FedEx primarily supports our international shipments that originate from the United States and limited domestic shipments.

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2019, we had a dedicated customer service team of 60 people who were trained on our products, a clinical support team of 22 people who were licensed nurses or respiratory therapists, a rental intake team of 25 people, and a dedicated billing services team of 78 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our customer service representatives, who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the customer service representative deems appropriate. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products.

Third-party reimbursement

Medicare and private insurance rentals represented approximately 5.9% of our total revenue in 2019, down slightly from 6.2% of our total revenue in 2018, primarily due to increased sales revenue and declines in patients on service. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2019, approximately 81.1% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390)

is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 are set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas is subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, Centers for Medicare and Medicaid Services (CMS) also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019 the average Medicare reimbursement rates in former competitive bidding areas decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursement rates in non-rural, non-former competitive bidding areas increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392.

In Round 2021 of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, our products were categorized in the product category of respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of the competitive bidding program, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019 and we bid in 129 of the 130 total Competitive Bidding Areas (CBAs). It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. In 2019, this rate was $134.71 a month for E1390 and $44.32 a month for E1392, and this rate increased by 1.5% effective January 1, 2020 to $136.71 a month for E1390 and $44.93 a month for E1392. We estimate that approximately 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.8% of our total revenue in the year ended December 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the years ended December 31, 2019 and December 31, 2018. Our capped patients as a percentage of total patients on service was approximately 20.3% as of December 31, 2019, which was slightly higher than the capped patients as a percentage of total patients on service of approximately 19.1% as of December 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Round 2021 of the competitive bidding program includes non-invasive ventilation (NIV) as a new product category effective January 1, 2021 for HCPCS code E0466. Average Medicare reimbursement rates for HCPCS code E0466 were a monthly, non-capped rental with rates of $1,042.26 a month in 2019, and increased 0.9% effective January 1, 2020 to $1,051.64 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 was $1,827.24 per month in 2019 and increased to $1,843.69 a month effective January 1, 2020. Since this is the first-time non-invasive ventilators are being included in the competitive bidding program, it is uncertain what impact bidding will have on the reimbursement rates. If there is a significant decline in reimbursement rates or changes in coverage criteria, this may negatively impact the adoption of the Tidal Assist® Ventilator (TAV®) product by home medical equipment providers, or increase pricing pressure, as well as negatively impact our rental reimbursement rates, which would adversely affect our business, financial condition and results of operations.

It is also uncertain if we will win any bids for NIV for Round 2021 of the competitive bidding program. We have not previously provided NIV products to Medicare beneficiaries. If we do not win contracts to service Medicare beneficiaries for NIV in Round 2021, that may limit our ability to grow rental revenue for NIV.

It is also uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the Centers for Medicare and Medicaid Services, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals.

As of December 31, 2019, we had 91 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 44% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall POC system cost by approximately 59% from 2009 to 2019. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we established a physical presence in Europe by acquiring our former distributor, MedSupport, on May 4, 2017 and began production of our Inogen One G3 concentrators in the fourth quarter of 2017 using a contract manufacturer located in the Czech Republic to improve our ability to service our European customers. We began manufacturing the Inogen One G5 at our contract manufacturer in the first quarter of 2020. We expect to maintain our assembly operations for our Inogen One concentrators, Inogen At Home concentrators, and Inogen Tidal Assist Ventilators at our facilities in Richardson, Texas and Goleta, California.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into supply agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, columns, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. In order to mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

We currently manufacture in two leased buildings in Richardson, Texas and Goleta, California, that we have registered with the Food and Drug Administration (FDA), and maintain a Quality Management system for which we have obtained International Standards Organization (ISO) 13485 certification. We have leases commencing in 2020 for a new building in Goleta, California which we will have to register with the FDA and will replace our existing leased building in Goleta, California, and a new building in Plano, Texas which we will have to register with the FDA and will replace our existing leased building in Richardson, Texas. We believe we and our manufacturing partner have sufficient capacity to meet anticipated demand.

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

In 2018 and 2019, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our European demand and we expect this to continue in 2020, and we also began manufacturing the Inogen One G5 at our contract manufacturer in January 2020. This has allowed us to continue to expand our manufacturing capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest product, the Inogen One G5.

As of December 31, 2019, we had 297 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator and non-invasive ventilation field. As of December 31, 2019, our research and development staff included 26 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, non-invasive ventilation and manufacturing automation. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators and non-invasive ventilators. We have leveraged our forty-six issued patents while also reducing the overall POC system cost by approximately 59% from 2009 to 2019.

We have released six products since 2004, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, our Inogen One G3 in September 2012, our Inogen At Home system in October 2014, our Inogen One G4 in May 2016, and our Inogen One G5 in April 2019. We also launched the Inogen Connect platform in December 2018 in our direct-to-consumer channel and in February 2019 in our domestic business-to-business channel. We launched our Tidal Assist Ventilator in December 2019. Our dedication to continuous improvement has also resulted in five mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for our products.

We continue to focus our efforts on design and functionality improvements that enhance patient quality of life and reduce service costs.

Competition

The respiratory therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen.

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Breathe Technologies, Inc. (recently announced to be acquired by Hill-Rom Holdings, Inc.), Breas Medical, Ventec Life Systems, Covidien, and Nidek Medical. Additional competitors have also pre-announced upcoming product launches of portable oxygen concentrators expected in 2020 including 3B Medical, SysMed and Bellascura. Given the relatively low barriers to entry in the oxygen therapy and non-invasive ventilator device manufacturing markets, we expect that the industry will become increasingly competitive in the future. For example, some major manufacturing competitors have implemented direct-to-consumer sales models which may increase their competitiveness and sales to patients; however, these strategies are limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be required to meet national accreditation and state-by-state licensing requirements, secure Medicare billing privileges, and compete directly with the home medical equipment providers that many rely on across their entire homecare businesses. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service. We believe that we compete favorably with respect to these factors, due to our manufacturing competitors’ reliance on home medical equipment distribution, which compresses their margins and limits their ability to invest in product features that address consumer preferences.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., Aerocare Holdings, Inc, and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by regional or local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for oxygen and non-invasive ventilation products; and
•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

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

Government regulation

Inogen One systems, Inogen At Home systems, Inogen Tidal Assist Ventilator, and related accessories are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

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

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. The performance goal for FDA to make a decision is within 90 FDA Days (calculated as the number of calendar days between the date the 510(k) was “accepted” by the FDA for substantive review and date of a decision, excluding the days the submission was on hold for an Additional Information request). As a practical matter, clearance often takes significantly longer. The FDA must “accept” the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will either allow the submission of a de novo application, which is a request to down classify the device from Class III to Class II, or place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G3 and Inogen One G4 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. New Aera obtained 510(k) clearance for the Tidal Assist Ventilator on December 2, 2016.

Pre-market approval pathway

A pre-market approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) or de novo process. The pre-market approval application process is much more demanding than the 510(k) premarket notification process. A pre-market approval application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

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

After a device receives 510(k) clearance, de novo clearance or a pre-market approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our Inogen One systems since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding regulatory agencies and authorities. We have been audited six times since April 2012 by the FDA and found to be in substantial compliance with Good Manufacturing Practices. We have completed six surveillance audits and two recertification audits by our notified body over the same period and identified minor non-conformances, all of which were addressed. In addition, two transfer audits (one combined with a surveillance audit tallied above and one standalone), one unannounced visit, one Medical Device Single Audit Program (MDSAP) upgrade audit, one initial extension of scope audit for Inogen Europe B.V. and one site addition audit were also completed.

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

Federal anti-kickback and self-referral laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration overtly or covertly, in cash or in kind, in return for, or to induce the:

•	referral of an individual to a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs; or
•

purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any good facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs.

The Federal Anti-Kickback Statute applies to our arrangements with our United States sales representatives, customers and healthcare providers. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the Federal Anti-Kickback Statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid or other federal healthcare programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes the Physician Self-Referral Law, commonly known as the “Stark Law,” which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare, unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties and fees, and exclusion from Medicare, Medicaid or other federal healthcare programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, regulatory authorities may determine otherwise.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” or whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties of up to $0.022 million for each false claim, plus three times the amount of damages that the federal government sustained because of the act, can be assessed.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.022 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

State fraud and abuse provisions

Many states have also adopted some form of anti-kickback and self-referral laws and false claims act that may apply to all payors. We believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Three standards have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed new public reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.17 million per year (or up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.  Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified Medicare or Medicaid overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability, and additional CMPs of $0.02 million for each item or service that is not reported and returned.

International regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13485 certification is a voluntary standard. Quality systems that implement relevant harmonized standards establish the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007. The final form of the European Medical Device Regulation, which will replace Europe’s Medical Device Directive, entered into force on May 25, 2017 and its full application will be on May 26, 2020. The Medical Device Regulation will apply in parallel with the Medical Device Directive for a transition period of three years.

Inogen has sold products in Canada since 2006 when we obtained our Medical Device License after obtaining appropriate licensure, accreditation, and meeting ISO Standard 13485. As of January 1, 2019, Health Canada implemented the MDSAP as the sole mechanism for manufacturers to demonstrate compliance with the quality management system requirements of the Medical Device Regulations, replacing the Canadian Medical Devices Conformity Assessment System (CMDCAS) program. Inogen complies with MDSAP as of January 1, 2019.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, public accountants, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One, Inogen At Home, or non-invasive ventilation systems, sell counterfeit versions of our products, or obtain and use information that we regard as proprietary.

Patents

As of December 31, 2019, we had twenty-eight pending patent applications and forty-six issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2019 acquisition of New Aera added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and New Aera include several categories.

Our patent portfolio contains four principal categories of patents and patent applications. One such category includes patents and patent applications directed to system and component designs that may be incorporated into Inogen’s oxygen therapy product line which includes the Inogen One G3, Inogen One G4, Inogen One G5, and the Inogen At Home oxygen concentrators. For example, U.S. patent 9,592,360 is directed to the Inogen One G3 design, while U.S. patent 9,283,346 is directed towards the Inogen at Home stationary oxygen concentrator. This category of patents expires in 2031 or later and may serve to deter competitors from reverse engineering or copying our design elements.

The second category of patents and patent applications within our portfolio pertains to operating features and design techniques. For example, U.S. patents 8,702,841; 9,220,864; and 9,283,346 are directed towards design features of the Inogen One G3, Inogen One G4, and Inogen at Home products. This category of patents expires in 2031 or later (without taking into account any patent term adjustments). These features and designs are developed to facilitate the design, manufacturing, and usefulness of our products. These patents may prevent competitors from achieving the same levels of optimization as found in our products.

A third category of patents and patent applications relates to system designs that may be directed to products in both oxygen and ventilation product categories. One example of a patent in this category is U.S. patent 9,907,926, which is directed to an oxygen concentrator for mechanical ventilation. This category of patents expires in 2023 or later (without taking into account any patent term adjustments). Patents and patent applications in this category and others may facilitate the design and development of future respiratory products that can serve patients in need of supplemental oxygen and or mechanical ventilation therapies.

The fourth category of patents and patent applications is directed to the Tidal Assist Ventilator and related products. For example, U.S. patent 10,384,028 is directed to the nasal interface of the Tidal Assist Ventilator. Another example of a patent in this category is U.S. patent D851,767 which is directed to the design of the Tidal Assist Ventilator. This category of patents expires in 2034 or later.

Trademarks

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union Registration), Iceland, India, Israel, Japan, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Brazil, Chile, China, Columbia, Ecuador, Kuwait, Malaysia, Paraguay, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of December 31, 2019, we had 1,020 full and part-time employees worldwide, representing 526 in sales, marketing, clinical and client services, 301 in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 167 in general administration and 26 in research and development. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are good.

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

Geographic information

During the years ended December 31, 2019, 2018, and 2017, substantially all of our long-lived assets were located within the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2019, 2018 and 2017, the sales revenue in the second quarter accounted for 28.1%, 27.4% and 25.7%, respectively, and the sales revenue in the third quarter accounted for 25.4%, 26.7% and 28.0%, respectively, of our total sales revenue.

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

Information about our executive officers

The following table identifies certain information about our executive officers as of February 21, 2020.

Name	Age	Position
Scott Wilkinson	55	Chief Executive Officer, President, and Director
Alison Bauerlein	38	Executive Vice President, Finance and Chief Financial
		Officer, Corporate Secretary and Corporate Treasurer
Bart Sanford	54	Executive Vice President, Operations
Brenton Taylor	38	Executive Vice President, Engineering
Byron Myers	40	Executive Vice President, Sales and Marketing

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

Alison Bauerlein is a co-founder of Inogen and has served as our Chief Financial Officer since 2009 and Executive Vice President, Finance since March 2014. Ms. Bauerlein has also served as Corporate Secretary and Corporate Treasurer since 2002. Ms. Bauerlein previously served as our Vice President, Finance from 2008 until March 2014. Prior to serving in these positions, Ms. Bauerlein also served as Controller with our company from 2008 to 2009 and 2001 to 2004, and the Director of Financial Planning and Analysis from 2004 to 2008. Ms. Bauerlein has over 15 years’ experience in treasury, finance, accounting, risk management as well as strategic and tactical cost analysis and forecasting. Ms. Bauerlein received a Bachelor of Arts degree in Economics/Mathematics with high honors from the University of California, Santa Barbara.

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

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014. Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008. Mr. Taylor is listed as an inventor on 29 of the Company’s issued patents related to portable oxygen concentrator development. Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

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

The long-term oxygen therapy market and the non-invasive ventilator market are highly competitive industries. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. In the non-invasive ventilator market, we compete with manufacturers and distributors of other portable non-invasive ventilators, as well as HME providers that supply these products.

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Breathe Technologies, Inc. (recently announced to be acquired by Hill-Rom Holdings, Inc.), Breas Medical, Ventec Life Systems, Covidien, and Nidek Medical. Additional competitors have also pre-announced upcoming product launches of portable oxygen concentrators including 3B Medical, SysMed, and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy and non-invasive ventilator device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., Aerocare Holdings, Inc. and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner and resellers. For the years ended December 31, 2019, 2018, and 2017, sales revenue to our top 10 customers accounted for approximately 33.5%, 37.9% and 40.1%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the year ended December 31, 2019 and one single customer represented more than 10% of our total revenue for the years ended December 31, 2018 and 2017. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Certain providers have also indicated that they intend to reduce or limit purchases in the future. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems, our Inogen At Home systems, and our Tidal Assist Ventilators (TAV). For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components or changes in import tariffs;
•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;

•	our suppliers may be unable to meet demands due to the effect of exposure to infectious disease and epidemics, including the coronavirus outbreak;
•	we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we experienced issues with our suppliers sourcing certain components of our Inogen One G5 product in the fourth quarter of 2019 and the first quarter of 2020, which may recur in the future, and which led to orders not being filled in a timely manner. We were not able to obtain sufficient quantities of the required component and could not validate an alternative component in a timely manner. Therefore, we were required to delay manufacturing until additional supplies became available. In the future, we may face similar situations and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we fail to comply with the applicable regulations, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our products and, potentially, require additional Food and Drug Administration (FDA) clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and results of operations.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $9.4 million, $7.0 million and $5.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

A significant majority of our rental patients who use our product have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen equipment rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic long-term respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that up to 56% of long-term oxygen therapy patients in the United States have primary coverage under traditional fee-for-service Medicare Part B. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 20.3% as of December 31, 2019, which was slightly higher than the capped patients as a percentage of total patients on service of approximately 19.1% as of December 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

The U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG) has recommended states to review Medicaid reimbursement for durable medical equipment (DME) and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). This was effective beginning January 1, 2018.

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

On January 17, 2017, HHS published a final rule effective March 20, 2017 to address the appeals backlog that includes allowing certain decisions to be made by the Medicare Appeals Council to set precedent for lower levels of appeal, expansion of the pool of available adjudicators, and increasing decision-making consistency among the levels of appeal. In addition, it included provisions to improve the efficiency by streamlining the appeals process, allowing attorneys to handle some procedural matters at the administrative law judge level, and proposed funding increases and legislative actions outlined in the federal budget for 2017. HHS estimates this could eliminate the backlog in appeals by 2021. However, if this plan is not effective, the appeals backlog could increase, which could increase our collection times and decrease our cash flow, increase billing administrative costs, and/or increase the provision for rental revenue adjustments, which would adversely affect our business, financial condition and results of operations.

The competitive bidding process under Medicare could negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of HHS to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in competitive bidding areas will be subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019 the average Medicare reimbursement rates in former competitive bidding areas decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursement rates in non-rural, non-former competitive bidding areas increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392. In Round 2021 of DMEPOS competitive bidding program, there have been some revisions to the bidding methodology including surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In prior rounds of competitive bidding, our products were categorized in the product category of respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of bidding, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019. It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be the 50/50 blended reimbursement rates based on an average of the pre-competitive reimbursement bidding rates and the current average reimbursement rates to account for higher servicing costs in these areas. In 2019, this rate was $134.71 a month for E1390 and $44.32 a month for E1392, and this rate increased by 1.5% effective January 1, 2020 to $136.71 a month for E1390 and $44.93 a month for E1392. We estimate that approximately 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.8% of our total revenue in the year ended December 31, 2019 and 4.8% in the year ended December 31, 2018.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2019 and December 31, 2018. Our capped patients as a percentage of total patients on service was approximately 20.3% as of December 31, 2019, which was slightly higher than the capped patients as a percentage of total patients on service of approximately 19.1% as of December 31, 2018. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Round 2021 of the competitive bidding program includes non-invasive ventilation (NIV) as a new product category effective January 1, 2021 for code E0466. Average Medicare reimbursement rates for HCPCS code E0466 were a monthly, non-capped rental with rates of $1,042.26 a month in 2019, and increased 0.9% effective January 1, 2020 to $1,051.64 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 was $1,827.24 per month in 2019 and increased to $1,843.69 a month effective January 1, 2020. Since this is the first-time non-invasive ventilators are being included in the competitive bidding program, it is uncertain what impact bidding will have on the reimbursement rates. If there is a significant decline in reimbursement rates or changes in coverage criteria, this may negatively impact the adoption of the TAV product by home medical equipment providers, or increase pricing pressure, as well as negatively impact our rental reimbursement rates, which would adversely affect our business, financial condition and results of operations.

It is also uncertain if we will win any bids for NIV for Round 2021 of the competitive bidding program. We have not previously provided NIV products to Medicare beneficiaries. If we do not win contracts to service Medicare beneficiaries for NIV in Round 2021, that may limit our ability to grow rental revenue for NIV.

It is also uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the Centers for Medicare and Medicaid Services, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals and would adversely affect our business, financial condition and results of operations.

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of February 11, 2020, there were 73 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill.

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

On August 6, 2019, CMS issued a proposed rule to establish methodologies to modernize pricing of new DMEPOS items and services based on commercial pricing data. In addition, the proposed rule recommends streamlining requirements related to face-to-face encounters, written orders prior to delivery and/or prior authorizations to reduce provider confusion. Lastly, the proposed rule recommends revising the existing DMEPOS competitive bidding program regulations to recognize that changes of ownership may occur on shorter timeframes and revising the submission of a hearing request in notices of breach of contract. CMS solicited comments on this proposed rule through September 27, 2019.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2019, 2018 and 2017, approximately 5.9%, 6.2% and 9.6%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and results of operations.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our products at our facilities in Richardson, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. In the fourth quarter of 2017, we began using a contract manufacturer in the Czech Republic to assemble our Inogen One G3 concentrators for our international customers. In the first quarter of 2020, we also began using our contract manufacturer in the Czech Republic to manufacture the Inogen One G5 for our international customers. We manufacture the TAV product in Goleta, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters and business interruptions which may help us recover some of the costs of damage to our property, costs of recovery and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we could not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely affect our business, financial condition and results of operations.

We rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition and the geography in which they operate.

Beginning in the fourth quarter of 2017, we began utilizing a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 concentrators. In 2018 and 2019, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our international demand and we expect this to continue in 2020 until Inogen One G3 production ceases. We expanded manufacturing at our contract manufacturer to include the Inogen One G5 in the first quarter of 2020. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

A portion of our rental revenue is derived from private payors. Based on our patient population, we estimate approximately 44% of potential customers have non-Medicare insurance coverage (including Medicare Advantage plans). Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and results of operations. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare reimbursement amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to maintain or obtain new private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial condition and results of operations.

If we are unable to manage our anticipated growth effectively, our business could be harmed.

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we are hiring additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018. Our growth expectations in direct-to-consumer sales are lower given the reduced number of sales representatives. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term and to the extent they are not effective it may negatively affect our financial condition and results of operations. We have seen increased productivity of our sales representatives in the third and fourth quarters of 2019 and believe we will see this increase through 2020; however, we also expect the benefits of this increase productivity to be partially offset by increased marketing spend.

During 2019, we have signed leases to expand our facilities located in Richardson, Texas and Goleta, California, which are expected to commence in 2020 and 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators, is expected to be sufficient to meet our manufacturing needs. However, our anticipated growth will place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport in 2017 and our acquisition of New Aera in August 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. We completed our acquisition of New Aera in August 2019 and have begun the integration process. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	the potential failure to successfully develop or commercialize the acquired products or technology;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products, businesses, operations, and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;
•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential incurrence of interest expense and debt service requirements if we incur debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

•	the potential to incur large and immediate write-offs and restructuring and other related expenses;
•	the potential of amortization expenses related to intangible assets;
•	the potential failure to achieve anticipated reimbursement classifications for acquired products;
•	the potential to become involved in intellectual property litigation related to such acquisitions or strategic investments; and
•	the inability to maintain uniform standards, controls, policies, and procedures.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in August 2019. We have made certain assumptions relating to the acquisition, which assumptions may be inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. If our assumptions relating to the acquisition are inaccurate, we may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the acquisition and to the rest of our business. For example, additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to; risks relating to our ability to successfully integrate New Aera’s business and operations within our existing business and operations; our ability to commercialize the TAV; market acceptance of the TAV; our ability to obtain Medicare or commercial reimbursement for the TAV; our ability to successfully incorporate TAV into our existing products; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; interruptions or delays in the supply of components or materials for, or manufacturing of, our products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; intellectual property risks and the other risks identified in this Annual Report on Form 10-K. We may also encounter difficulties in integrating New Aera into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

Our products are manufactured using complex parts and processes, sophisticated equipment and strict adherence to design specifications and quality standards. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet design specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. For example, in July 2019 we experienced unforeseen manufacturing challenges with respect to a battery issue on the Inogen One G3 and a motherboard issue on the Inogen One G5. The ongoing servicing costs associated with these issues, or other manufacturing issues we may experience in the future may increase our cost of goods sold, adversely affect our operating results and harm our reputation. Additionally, regulators may disagree with our handling of any such incidents and take action. Also, although we believe we are addressing these issues, we may experience additional unexpected product defects or errors that could have adverse effects. In addition to these manufacturing issues, we also have experienced issues with our supply chain, as discussed in detail in the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $10.7 million and $5.2 million, respectively, as of December 31, 2019, and accounts receivable balances of $16.2 million and $4.2 million, respectively, as of December 31, 2018. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2019, 2018 and 2017, approximately 21.5%, 21.6% and 22.3%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the years ended December 31, 2019 and December 31, 2018, we experienced net foreign currency losses of approximately $0.2 million and $0.7 million, respectively, and for the year ended December 31, 2017, we experienced a net foreign currency gain of $1.3 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements in the notes to our audited consolidated financial statements in this Annual Report on Form 10-K.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance portable oxygen concentrator purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with pending legal matters; and fluctuations in foreign currency exchange rates. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline, primarily because a significant amount of our expenses are fixed and would take additional time to reduce. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Given our levels of stock-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the year ended December 31, 2019 excess tax benefits recognized from stock-based compensation decreased our provision for income taxes by $0.5 million and our effective tax rate by 2.0% as compared to the tax rate without such benefits. However, in periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

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

We operate in multiple taxing jurisdictions and certain revenue streams may be subject to sales and use tax. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to taxability of our revenue also materially impact our sales and use tax liabilities. The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales in three states may be subject to sales and use tax, but in other states they should be exempt from sales and use tax. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax law or tax rulings, or changes in interpretations of existing law, could adversely affect our financial condition and results of operations. For example, changes to the U.S. tax laws enacted in December 2017 had a significant impact on our deferred tax assets, income tax provision and effective tax rate for the year ended December 31, 2017. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

Before we can market or sell a medical device in the United States, we must obtain either 510(k) clearance from the FDA, clearance under the de novo process or approval of a pre-market approval application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing.

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices under a pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), de novo application or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products or do so in a timely fashion.

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

Any modification we make to our products that could significantly affect their safety or effectiveness, or would constitute a major change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification, a de novo application or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the

FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Approximately 21.5% and 21.6%, and 22.3% of our total revenue was from sales outside of the United States for the years ended December 31, 2019, 2018, and 2017, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2020 and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until May 2024.  Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Union. The company's products will be required to comply with the European Medical Device Regulation (MDR). Products that fail to be certified with the MDR may not be marketed or sold in the European Union.

The foreign regulatory approval process, including with respect to MDR, includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

We have been informed by these auditors that healthcare providers and suppliers of certain durable medical equipment product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high billing error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from providers than has historically been required. It may also result in additional audit activity in other company locations or Durable Medical Equipment Medicare Administrative Contractors jurisdiction. We cannot currently predict the adverse impact that these audits, methodologies and interpretations might have on our business, financial condition or results of operations, but such impact could be material.

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

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, Physician Self-Referral Law, false claims and anti-inducement laws, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce the referral of an individual to a person for the furnishing of, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue but could subject the practice to increased scrutiny by the government.

The Physician Self-Referral Law, commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services (DHS) for which payment may be made by Medicare, unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other federal healthcare programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, regulatory authorities may determine otherwise.

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback and self-referral laws and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Patient Protection and Affordable Care Act also imposes annual public reporting and disclosure requirements on device and drug manufacturers for “transfers of value” made or distributed to licensed physicians and teaching hospitals. Device and drug manufacturers are also required to report and disclose annually any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.17 million per year (and up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.02 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

On February 3, 2017, the Department of Justice (DOJ) published a final rule that applies an inflation adjustment to civil monetary penalty (CMP) amounts, as mandated by the Bipartisan Budget Act of 2015. The maximum CMP for False Claims Act violations is $0.02 million for civil penalties assessed after August 1, 2016 and whose violations occurred after November 2, 2015.

The Bipartisan Budget Act of 2018 increases the CMP and criminal fines and sentences for various fraud and abuse violations under the Medicare and Medicaid programs for violations committed after February 9, 2018. The 2020 inflation adjusted CMP for a False Claims Act violation is approximately $0.021 million for each false claim.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

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

Our commercial success depends, in part, on obtaining, defending, and maintaining patent and other intellectual property protection for the technologies used in our products. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Furthermore, we might in the future opt to license intellectual property from other parties. If we, or the other parties from whom we would license intellectual property, fail to obtain, defend, and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not:

•	prevent our competitors from duplicating our products;
•	prevent our competitors from gaining access to our proprietary information and technology;
•	prevent our competitors from producing counterfeit products;
•	prevent our competitors or other parties from suing us for alleged infringement; or
•	permit us to gain or maintain a competitive advantage.

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

As of December 31, 2019, we have thirteen pending U.S. patent applications and fifteen pending international patent applications, forty-six issued patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, defense, opposition and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to respiratory therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement on certain patents, declared that inventorship was incorrectly assigned and their rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California business and professional code section 17200. If we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages, injunctive relief, and loss of valuable intellectual property rights, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

We cannot provide assurance that our products or methods do not infringe or appear to not infringe the patents or other intellectual property rights of third parties and if our business is successful, the possibility may increase that others will assert infringement claims against us whether valid or frivolous.

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appearing to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some patent applications may not be published in the U.S., there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for respiratory products and the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s patents in litigation or other proceedings, including declaratory judgment actions, patent reexaminations, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Oxygenation,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, South Korea, Mexico, Europe (European Union registration), Iceland, India, Israel, Japan, New Zealand, Norway, Peru, Turkey, and Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Brazil, Chile, China, Colombia, Ecuador, Kuwait, Malaysia, Paraguay, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark applications for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

We may be subject to damages resulting from claims that our employees, agents or we have wrongfully used or disclosed alleged trade secrets of other companies.

Some of our employees and consultants, including employees who joined us following our acquisition of New Aera, were previously employed by or contracted with other medical device companies focused on the development of oxygen therapy and non-invasive ventilation products, including our competitors. We may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development, LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement on certain patents, declared that inventorship was incorrectly assigned and their rights to certain patents filed by New Aera, Inc. and Silverbow Development, LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California business and professional code section 17200. If we fail in defending against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and may be enjoined from using valuable technology in our products. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

Risks related to being a public company

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

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

We are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. Now that we are no longer an “emerging growth company,” our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or consultants, which may adversely affect our results of operations and financial condition.

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

Stockholder litigation has been filed against us in the past, and a class action securities lawsuit and related derivatives complaints against us are currently pending, as discussed in the “Legal Proceedings” section of this Annual Report on Form 10-K. While we are continuing to defend such actions vigorously, the defense of such actions can be costly, divert the time and attention of our management and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.

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

As of December 31, 2019, one holder of approximately 3.5 million shares, or approximately 16.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of December 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 67.4% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we lease approximately 46,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under leases that expire in October 2020; approximately 31,000 square feet of office space in Richardson, Texas under a lease that expired in December 2019 and will be considered month-to-month subsequent to expiration; approximately 60,000 square feet of manufacturing and repair space in Richardson, Texas under leases that expire in January 2022 and March 2022; and approximately 94,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; and Breukelen in the Netherlands with lease terms of 3 years. We also own land and office space in Manitowoc, Wisconsin. As of December 31, 2019, we also had additional operating leases for our corporate headquarters in Goleta, California and commercial and industrial space in Plano, Texas that have not yet commenced with approximately 50,000 square feet and 54,000 square feet, respectively, of manufacturing and office space. We believe that our existing facilities and the facilities under the recent leases we have entered into to be commenced in 2020 and 2021 are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California. Breathe alleged willful infringement on certain patents, declared that inventorship was incorrectly assigned and their rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California business and professional code section 17200. The complaint seeks inventorship of patents to be corrected, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. The Company intends to vigorously defend itself against these allegations.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. The Company intends to vigorously defend itself against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig.

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to the Company’s corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On December 23, 2019 and January 6, 2020, plaintiffs filed cross-motions to consolidate the two cases and to appoint lead counsel.

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

On February 21, 2020, the closing price for our common stock as reported on the NASDAQ Global Select Market was $44.13 per share.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from December 31, 2014 to December 31, 2019. This graph assumes an investment of $100 on December 31, 2014 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Inogen, Inc.	$100.00	$127.80	$214.12	$386.74	$395.82	$216.29
S & P Healthcare Equipment & Supplies^(1)	100.00	109.99	122.73	158.93	172.93	210.37
Russell 2000^(2)	100.00	94.29	112.65	127.46	111.94	138.14
NASDAQ Composite^(3)	100.00	105.73	113.66	145.76	140.10	188.89

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 21, 2020, there were 27 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” contained elsewhere in this Annual Report on Form 10-K. The selected Condensed Consolidated Statements of Comprehensive Income data for the years ended December 31, 2019, 2018 and 2017 and Condensed Consolidated Balance Sheet Data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Condensed Consolidated Statements of Comprehensive Income data for the years ended December 31, 2016 and 2015 and Condensed Consolidated Balance Sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

(amounts in thousands)	Years ended December 31,
Condensed consolidated statements of comprehensive income	2019	2018	2017	2016	2015
Revenue
Sales revenue	$340,546	$336,015	$225,492	$168,170	$113,625
Rental revenue	21,397	22,096	23,946	34,659	45,380
Total revenue	361,943	358,111	249,438	202,829	159,005
Cost of revenue
Cost of sales revenue	175,974	163,989	110,163	85,154	61,553
Cost of rental revenue	14,108	15,542	18,038	20,365	21,194
Total cost of revenue	190,082	179,531	128,201	105,519	82,747
Gross profit	171,861	178,580	121,237	97,310	76,258
Operating expenses
Research and development	9,401	7,029	5,313	5,113	4,180
Sales and marketing	105,550	95,641	50,758	37,540	31,369
General and administrative	37,121	38,018	37,576	31,793	25,658
Total operating expenses	152,072	140,688	93,647	74,446	61,207
Income from operations	19,789	37,892	27,590	22,864	15,051
Other income (expense), net	4,483	2,563	2,066	(139)	(324)
Income before provision (benefit) for income taxes	24,272	40,455	29,656	22,725	14,727
Provision (benefit) for income taxes	3,322	(11,390)	8,654	2,206	3,142
Net income	$20,950	$51,845	$21,002	$20,519	$11,585

	Years ended December 31,
(amounts in thousands, except share and per share amounts) (1)	2019	2018	2017	2016	2015
Numerator—basic and diluted:
Net income	$20,950	$51,845	$21,002	$20,519	$11,585
Denominator:
Weighted-average common shares - basic common stock	21,821,104	21,266,696	20,683,807	20,067,152	19,398,991
Weighted-average common shares - diluted common stock	22,241,064	22,514,513	21,897,988	21,095,867	20,708,170
Net income per share - basic common stock	$0.96	$2.44	$1.02	$1.02	$0.60
Net income per share - diluted common stock	$0.94	$2.30	$0.96	$0.97	$0.56
Shares excluded from diluted weighted-average
common shares - diluted common stock:
Stock options and other dilutive awards	223,193	39,330	63,313	841,760	744,301

Shares excluded from diluted weighted-average common shares - diluted common stock	223,193	39,330	63,313	841,760	744,301

(1) See Note 2 to each of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net income per share attributable to common stockholders.

(amounts in thousands)	As of December 31,
Condensed consolidated balance sheet data	2019(1)	2018	2017	2016	2015
Cash and cash equivalents	$198,037	$196,634	$142,953	$92,851	$66,106
Working capital	242,038	267,998	194,602	138,700	92,831
Total assets	447,339	375,898	275,072	214,049	161,314
Total indebtedness	—	—	—	—	315
Deferred revenue	19,019	16,295	12,935	9,281	6,522
Total liabilities	102,718	65,474	48,031	31,961	27,296
Total stockholders' equity	$344,621	$310,424	$227,041	$182,088	$134,018

(1)

Includes the following: 1) adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) that was adopted on January 1, 2019, and prior period amounts have not been adjusted under the modified retrospective method; and 2) total assets and liabilities of New Aera from the date of its acquisition on August 9, 2019, which included $92.9 million in total assets and $26.6 million in total liabilities as of December 31, 2019 from New Aera.

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

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their long-term oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how long-term oxygen therapy is delivered.

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2019, the number of inside sales representatives decreased to 329 from 446 as of December 31, 2018, however overall sales representative productivity improved during the period. In the second half of 2019, we restarted our sales capacity expansion efforts with a more measured approach, selectively hiring new sales representatives across all three of our facilities. Going forward, we plan to continue to hire at a steady pace to expand sales capacity while focusing on increasing productivity, improved sales personnel and lead distribution systems, improved training, and emphasizing the availability of the Inogen One G5, which has higher patient preference. We also plan to expand our physician referral team in 2020 to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 20 employees as of December 31, 2019.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing. We expended $40.3 million in media and advertising costs in 2019 compared to $30.8 million in 2018, to drive greater patient awareness of our products and increase patient inquiries about their ability to switch from their current oxygen products to our technology. We plan to continue to increase marketing spend to drive consumer and physician awareness of our products in 2020. We also plan to perform a pricing trial in 2020 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with home medical equipment (HME) providers.

•

Expand our domestic home medical equipment provider and reseller sales in the face of reimbursement uncertainty. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional HME providers. We offer patient-preferred, low service cost products and financing programs to help providers convert their businesses to a non-delivery portable oxygen concentrator business model.

While HME providers have been adopting our products, we expect growth could be challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2019, we added a rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2019 with 25 patient intake representatives and administrative personnel and plan to continue to scale the rental intake team in 2020, which we believe will lead to increased patients on service and modest growth in rental revenue for the year.

•

Increase international business-to-business adoption. Although our main growth opportunity remains portable oxygen concentrator adoption in the United States given what we still believe is a relatively low penetration rate, we are aware of the large international market opportunity. In order to take advantage of these international opportunities, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as 2021. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive portable oxygen concentrator adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products.  We expended $9.4 million, $7.0 million and $5.3 million in 2019, 2018 and 2017, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation portable oxygen concentrator, the Inogen One G5, in our direct-to-consumer channel during the second quarter of 2019, in our domestic business-to-business channel during the third quarter of 2019, and in certain markets in our international business-to-business channel in the fourth quarter of 2019. Some international markets require additional regulatory or reimbursement clearances to release the product, and we are in the process of obtaining additional clearances to access additional markets. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3 over the intermediate term. At volume, we expect the Inogen One G5 to be our lowest cost product to manufacture. The Inogen One G5 represented more than 55% of total domestic units sold in the fourth quarter of 2019, showing the strong demand for this product from both patients and providers.

In the fourth quarter of 2018, we launched Inogen Connect, our new connectivity platform on our Inogen One G4 in our direct-to-consumer channel and in our domestic business-to-business channel in the first quarter of 2019. We also launched Inogen Connect in our Inogen One G5 at the launch of this product in the United States. Inogen Connect is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

•

Expand our product offerings. In August 2019, we acquired New Aera, Inc. (New Aera). New Aera’s patented and FDA- cleared Tidal Assist Ventilator (TAV) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019, and we plan to integrate this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2020, although we expect limited contributions to revenue in 2020. We plan to incorporate the TAV technology directly into our Inogen One portable oxygen concentrators and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

In addition, we plan to use this technology as a platform to expand our total addressable market into the high-growth non-invasive ventilation (NIV) market, where we believe there is a significant worldwide untreated market opportunity. We believe this market could undergo disruption similar to oxygen given the pending reimbursement changes due to the inclusion of this category in competitive bidding Round 2021 and the immobile nature of legacy NIV product offerings. The monthly Medicare reimbursement rate is significantly higher for NIV products than oxygen therapy at a minimum of $934 a month. Also, effective January 1, 2019, a new Medicare Healthcare Common Procedure Coding System (HCPCS) code has been added to allow billing for a multi-function ventilator that includes both ventilation and oxygen. We are targeting to launch a product for this purpose in 2021.

It is uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the Centers for Medicare and Medicaid Services, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals until revisions are made to the product to meet the coding requirements. For a discussion of certain significant risks relating to the TAV reimbursement and the upcoming round of competitive bidding, please see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we have an office in the Netherlands for sales, customer service, and repairs, and use a contract manufacturer located in the Czech Republic to manufacture high volume products to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Richardson, Texas and Goleta, California. In 2020, we are focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product, and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, columns, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. In order to mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. For additional discussion of potential risks related our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the years ended December 31, 2019, 2018 and 2017, approximately 21.5%, 21.6% and 22.3%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 70.2%, 74.8% and 73.5% of the non-U.S. revenue for the years ended December 31, 2019, 2018 and 2017, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $361.9 million, $358.1 million and $249.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in total revenue in the year ended December 31, 2019 compared to the prior year was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and international business-to-business sales, partially offset by a decline in domestic business-to-business sales. The increase in total revenue in the year ended December 30, 2018 compared to the prior year was primarily due to growth in sales revenue associated with the increases in direct-to-consumer and business-to-business sales. We generated net income of $21.0 million, $51.8 million and $21.0 million in the years ended December 31, 2019, 2018 and 2017, respectively. We generated Adjusted EBITDA of $43.3 million, $61.3 million and $50.8 million in the years ended December 31, 2019, 2018 and 2017, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2019, our retained earnings were $81.4 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and the TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, productivity improvements, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches. While HME providers continue to convert and purchase portable oxygen concentrators, we expect growth could be challenged due to their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 with the lack of visibility to who will win contracts and any change in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 7-11% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen and NIV providers, our private label partner and resellers, who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net long-term oxygen and NIV therapy patient populations. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 201,100 systems in 2019, 198,600 systems in 2018 and 128,000 systems in 2017. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer.

Rental revenue declined slightly in 2019 as compared to 2018 in spite of the minor change that we made in the second quarter of 2019 to reduce our intake criteria for new rental patients. We expect rental revenue to increase modestly in 2020 as we scale the rental intake team, increase new rental setups, and benefit from the Medicare reimbursement rates for oxygen therapy increasing 1.5% to 3.5%, effective January 1, 2020. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts.

However, insurance reimbursement rates may decline associated with Round 2021 competitive bidding or due to changes in reimbursement from non-Medicare payors. In addition, patients may come off our services due to death, a change in their condition, a change in location, a change in healthcare provider or other factors. In each case, we maintain rental asset ownership and can redeploy assets as appropriate following such events. Given the length and uncertainty of our patient acquisition cycle and potential returns we have experienced in the past and likely will experience in the future, fluctuations in our net new patient setups will occur on a period-to-period basis and we may experience net patient decreases in future periods. At this time, we do not plan to offer our Inogen One G5 or Inogen One G4 systems to our rental patients but will continue to use the Inogen One G3 system as the primary ambulatory solution deployed in our rental fleet. Eventually, we do plan to use the Inogen One G5 system in our rental fleet once production of the Inogen One G3 system is discontinued.

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

We had approximately 25,300, 26,900 and 30,700 oxygen rental patients as of December 31, 2019, 2018 and 2017, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely heavily on reimbursement from Medicare, and secondarily, from Medicaid and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K.

For the years ended December 31, 2019, 2018 and 2017, approximately 81.1%, 78.0% and 73.0%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. Effective January 1, 2019 the average Medicare reimbursement rates in former competitive bidding areas decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursements rates in non-rural, non-former competitive bidding areas increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. We do not offer our TAV non-invasive ventilator for reimbursement as we do not have HCPCS coding for this product.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in this Annual Report on Form 10-K.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, TAV systems, and related accessories to individual consumers, our private label partner, HME providers, distributors and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue decreased slightly in 2019 in spite of the minor change that we made in the second quarter of 2019 to loosen our intake criteria for new rental patients that we made in the second half of 2019, primarily due to lower net rental setups due to reduced sales capacity, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019 and the adoption of ASU No. 2018-19 that required reclassification of rental bad debt expense to be charged against rental revenue. We expect our rental revenue to modestly increase in 2020 as we scale the rental intake team, increase new rental setups, and benefit from the Medicare reimbursement rates for oxygen therapy increasing 1.5% to 3.5%, effective January 1, 2020. We also expect that our rental revenue will be impacted by the number of sales representatives, the number of rental intake representatives, reimbursement rate changes including the impact of Round 2021 competitive bidding, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, manufacturing engineering, and quality assurance employees, and temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs and materials. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. The TAV system has a 1-year and a 3-year warranty. We establish a reserve for the cost of future warranty repairs based on historical warranty repair costs incurred as well as historical failure rates. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

We continue to make progress towards reducing the average unit costs of our products as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields.

At the same time, recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2019, the impact of the China Tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2020.

We expect the TAV system to have a higher sales gross margin than our existing oxygen therapy products.

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

We expect rental gross margin percentage to increase in 2020 compared to 2019, primarily associated with higher rental revenue per patient. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit cost of our systems, as well as reductions in depreciation, service costs, and logistics costs.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, facility costs, laboratory supplies, product development materials, consulting fees and related costs, and testing costs for new product launches as well as enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. Beginning in the third quarter of 2019, research and development expense also includes intangible amortization costs associated with the New Aera acquisition, which is expected to substantially increase our research and development expense in 2020 through 2028 by approximately $7.8 million per year and $4.9 million in 2029.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional and marketing activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense increased throughout 2019 as compared to 2018, primarily due to an increase in marketing expenses, partially offset by reduced personnel-related expenses for lower sales representative headcount. The increase in marketing expense was primarily due to higher cost per generated lead. We have restarted our sales capacity expansion efforts, but we plan to hire additional sales representatives at a more controlled pace across all of our facilities to expand sales capacity. We still expect a further increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in 2020 associated with the expanded launch of the TAV product following the limited launch in 2019.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. Those costs include increases in our accounting, human resources, and IT personnel, as well as increases in additional consulting, legal and accounting fees, facilities costs, insurance costs, and board of directors’ compensation.

Other income (expense), net

Our other income (expense), net consists primarily of interest income earned on cash equivalents and marketable securities as well as foreign currency gains and (losses).

Income taxes

We account for income taxes in accordance with Accounting Standards Codification (ASC) 740—Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

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

Results of operations

Comparison of years ended December 31, 2019 and 2018

Revenue

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales revenue	$340,546	$336,015	$4,531	1.3%	94.1%	93.8%
Rental revenue	21,397	22,096	(699)	-3.2%	5.9%	6.2%
Total revenue	$361,943	$358,111	$3,832	1.1%	100.0%	100.0%

Sales revenue increased $4.5 million for the year ended December 31, 2019 from the year ended December 31, 2018, or an increase of 1.3% over the comparable year. The increase was primarily attributable to a 2,500-unit increase in the number of oxygen systems sold. We sold approximately 201,100 oxygen systems during the year ended December 31, 2019 compared to approximately 198,600 oxygen systems sold during the year ended December 31, 2018, or an increase of 1.3%. The increase in the number of systems sold resulted mainly from an increase in direct-to-consumer sales in the United States, primarily due to increased marketing expenditures and increased sales representative productivity, partially offset by a decline in sales representative headcount. In addition, international business-to-business sales increased slightly, primarily from our partners in Canada, South America, and Australia, partially offset by a decline in sales to our partners in Europe primarily due to unfavorable currency rates and tender uncertainty in certain European regions. These increases were partially offset by a decline in domestic business-to-business sales, primarily due to reduced orders from a national provider who is a customer of our private label partner, partially offset by increased orders from other providers. This national provider accounted for revenue of $2.5 million for the year ended December 31, 2019, down from $22.9 million for the year ended December 31, 2018.

Rental revenue decreased $0.7 million for the year ended December 31, 2019 from the year ended December 31, 2018, or a decrease of 3.2% from the comparable year. The decrease in rental revenue was primarily related to a 5.9% decline in rental patients on service from the comparative period, an additional 3.9% reduction in Medicare reimbursement rates for our products effective January 1, 2019 and the adoption of Accounting Standards Update (ASU) No. 2018-19 that required reclassification of rental bad debt expense to be charged against rental revenue.

(amounts in thousands)	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
Revenue by region and category	2019	2018	$	%	2019	2018
Business-to-business domestic sales	$106,428	$116,581	$(10,153)	-8.7%	29.4%	32.5%
Business-to-business international sales	77,960	77,333	627	0.8%	21.5%	21.6%
Direct-to-consumer domestic sales	156,158	142,101	14,057	9.9%	43.2%	39.7%
Direct-to-consumer domestic rentals	21,397	22,096	(699)	-3.2%	5.9%	6.2%
Total revenue	$361,943	$358,111	$3,832	1.1%	100.0%	100.0%

Domestic business-to-business sales decreased 8.7% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily the result of decreased demand from our private label partner due to reduced orders from the large national provider referenced above, partially offset by increased demand from traditional HME providers.

Business-to-business international sales increased slightly by 0.8% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased sales to our partners in Canada, South America, and Australia, partially offset by a decline in sales to our partners in Europe primarily due to unfavorable currency exchange rates and tender uncertainty in certain European regions. In the year ended December 31, 2019, sales in Europe as a percentage of total international sales revenue decreased to 86.4% versus 88.3% in the comparative period in 2018, primarily because of the increase in sales in Canada, South America, and Australia and reduced sales in Europe.

Domestic direct-to-consumer sales increased 9.9% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased marketing expenditures and increased productivity of inside sales representatives, partially offset by a decline in sales representative headcount.

Cost of revenue and gross profit

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Cost of sales revenue	$175,974	$163,989	$11,985	7.3%	48.6%	45.8%
Cost of rental revenue	14,108	15,542	(1,434)	-9.2%	3.9%	4.3%
Total cost of revenue	$190,082	$179,531	$10,551	5.9%	52.5%	50.1%

Gross profit - sales revenue	$164,572	$172,026	$(7,454)	-4.3%	45.5%	48.0%
Gross profit - rental revenue	7,289	6,554	735	11.2%	2.0%	1.9%
Total gross profit	$171,861	$178,580	$(6,719)	-3.8%	47.5%	49.9%

Gross margin percentage - sales revenue	48.3%	51.2%
Gross margin percentage- rental revenue	34.1%	29.7%
Total gross margin percentage	47.5%	49.9%

Cost of sales revenue increased $12.0 million for the year ended December 31, 2019 from the year ended December 31, 2018, or an increase of 7.3% over the comparable year. The increase in cost of sales revenue was primarily attributable to labor and overhead expenses, product and sales channel mix, as well as higher cost per unit associated with the Inogen One G5 during the period.

Cost of rental revenue decreased $1.4 million for the year ended December 31, 2019 from the year ended December 31, 2018, or a decrease of 9.2% from the comparable year. The decrease in cost of rental revenue was primarily attributable to a 5.9% decrease in total patients on service and reduced rental asset depreciation expense and logistics costs, partially offset by increased servicing costs per patient on service. Cost of rental revenue included $6.3 million of rental asset depreciation for the year ended December 31, 2019 compared to $7.6 million for the year ended December 31, 2018.

Sales revenue gross margin percentage decreased to 48.3% for the year ended December 31, 2019 from 51.2% for the year ended December 31, 2018. The decrease in sales gross margin percentage was primarily related to higher cost of goods sold. Total worldwide business-to-business sales revenue accounted for 54.1% of total sales revenue in the year ended December 31, 2019 versus 57.7% in the year ended December 31, 2018.

Rental revenue gross margin percentage increased to 34.1% for the year ended December 31, 2019 from 29.7% for the year ended December 31, 2018, primarily due to higher rental revenue per patient on service and lower depreciation and logistics costs, partially offset by increased servicing costs per patient on service.

Research and development expense

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Research and development expense	$9,401	$7,029	$2,372	33.7%	2.6%	2.0%

Research and development expense increased $2.4 million for the year ended December 31, 2019 from the year ended December 31, 2018, or an increase of 33.7% over the comparable period, primarily due to $2.9 million in intangible amortization costs related to the New Aera acquisition, partially offset by a $0.8 million decrease in personnel-related expenses.

Sales and marketing expense

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Sales and marketing expense	$105,550	$95,641	$9,909	10.4%	29.2%	26.7%

Sales and marketing expense increased $9.9 million for the year ended December 31, 2019 from the year ended December 31, 2018, or an increase of 10.4% over the comparable period. The increase was primarily attributable to increases of $9.5 million in media spending, $1.3 million of dues, fees and license costs, $0.5 million in facilities costs, and $0.4 million in incentives and giveaways. These increases were partially offset by $2.4 million of lower personnel-related expenses. In the year ended December 31, 2019, we spent $40.3 million in media and advertising costs versus $30.8 million in the comparative period in 2018.

General and administrative expense

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
General and administrative expense	$37,121	$38,018	$(897)	-2.4%	10.2%	10.6%

General and administrative expense decreased $0.9 million for the year ended December 31, 2019 from the year ended December 31, 2018, or a decrease of 2.4% from the comparable period. The decrease was primarily attributable to decreases of $3.2 million in personnel-related expenses, $1.5 million in bad debt expense and $0.3 million in general office expense. These decreases were partially offset by $1.2 million in legal fees, $0.8 million in acquisition-related expenses for the New Aera transaction, $0.8 million of expense related to the change in fair value of the New Aera earnout liability, $0.6 million in license fees, $0.4 million in depreciation expense, and $0.3 million in lower net proceeds received from sale of assets.

Bad debt expense, expressed as a percentage of total revenue, decreased to 0.0% in the year ended December 31, 2019 from 0.5% in the year ended December 31, 2018, primarily due to the adoption of ASU 2018-19.

Other income (expense), net

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Interest income	$4,712	$3,259	$1,453	44.6%	1.3%	0.9%
Other expense	(229)	(696)	467	-67.1%	-0.1%	-0.2%
Total other income, net	$4,483	$2,563	$1,920	74.9%	1.2%	0.7%

Total other income, net increased $1.9 million for the year ended December 31, 2019 from the year ended December 31, 2018, or an increase of 74.9% over the comparable period. The increase was primarily attributable to increases of $1.2 million in interest income on cash equivalents and marketable securities and $0.2 million in interest income on the lease asset, partially offset by a decrease of $0.5 million in other expense primarily related to net foreign currency losses arising from increased transactions in Euros at a lower U.S. dollar exchange rate to the Euro compared to the comparable period.

Income tax expense (benefit)

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Income tax expense (benefit)	$3,322	$(11,390)	$14,712	129.2%	0.9%	-3.2%
Effective income tax rate	13.7%	-28.2%

Income tax expense increased $14.7 million for the year ended December 31, 2019 from the year ended December 31, 2018, primarily attributable to $20.7 million of lower excess tax benefits recognized from stock-based compensation, partially offset by a $6.0 million decrease in the income tax provision expense, primarily resulting from a 40.0% decrease in income before income tax expense (benefit) and research and development credits.

Our effective tax rate in the year ended December 31, 2019 increased compared to the year ended December 31, 2018, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, partially offset by the changes in income before income tax expense (benefit) and research and development credits. In the year ended December 31, 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.5 million and our effective tax rate by 2.0%, as compared to the tax rate without such benefits. For comparison, in the year ended December 31, 2018, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $21.2 million and our effective tax rate by 52.5%, as compared to the tax rate without such benefits.

Net income

	Years ended December 31,		Change 2019 vs. 2018		% of Revenue
(amounts in thousands)	2019	2018	$	%	2019	2018
Net income	$20,950	$51,845	$(30,895)	-59.6%	5.8%	14.5%

Net income decreased $30.9 million for the year ended December 31, 2019 from the year ended December 31, 2018, or a decrease of 59.6% from the comparable period. The decrease in net income was primarily related to lower gross margin, an increase in operating expenses and a higher effective tax rate.

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

The following tables set forth our unaudited quarterly consolidated statements of comprehensive income data for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.  This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.  The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2019	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$90,202	$101,063	$91,761	$78,917
Gross profit	44,409	50,215	43,315	33,922
Income (loss) before provision (benefit) for income taxes	6,072	13,684	8,753	(4,237)
Provision (benefit) for income taxes	770	3,524	1,890	(2,862)
Net income (loss)	5,302	10,160	6,863	(1,375)
Net income (loss) per share attributable to
common stockholders:
Basic	$0.24	$0.47	$0.31	$(0.06)
Diluted (1)	$0.24	$0.45	$0.31	$(0.06)
Weighted-average number of shares used in
calculating net income (loss) per share attributable
to common stockholders:
Basic common shares	21,750,305	21,815,634	21,840,473	21,878,004
Diluted common shares	22,534,885	22,359,679	22,191,688	21,878,004

(1)	Due to net loss for period Q4 December, dilutive loss per share is the same as basic.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2018	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$79,051	$97,238	$95,291	$86,531
Gross profit	37,727	48,470	48,813	43,570
Income before benefit for income taxes	9,687	13,646	11,299	5,823
Benefit for income taxes	(1,071)	(964)	(5,133)	(4,222)
Net income	10,758	14,610	16,432	10,045
Net income per share attributable to
common stockholders:
Basic	$0.51	$0.69	$0.77	$0.47
Diluted	$0.48	$0.65	$0.73	$0.44
Weighted-average number of shares used in
calculating net income per share attributable
to common stockholders:
Basic common shares	21,026,154	21,172,170	21,324,256	21,544,202
Diluted common shares	22,295,213	22,503,749	22,659,052	22,600,038

Comparison of years ended December 31, 2018 and 2017

A discussion of changes in our results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2019, we had cash and cash equivalents of $198.0 million, which consisted of highly-liquid investments with a maturity of three months or less. In addition, we held marketable securities of $11.1 million in available-for-sale corporate bonds and U.S. Treasury securities, which had maturities greater than three months. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $51.1 million from proceeds related to stock option exercises and our employee stock purchase plan. For the years ended December 31, 2019, 2018 and 2017, we received $5.9 million, $19.5 million and $14.0 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the year ended December 31, 2019 consisted of payment for the New Aera acquisition of $70.4 million (net of cash acquired) and capital expenditures of $6.5 million including additional rental equipment, intangible assets, and other property, plant and equipment.

We believe that our current cash, cash equivalents, marketable securities, and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2019	2018	2017
Cash provided by operating activities	$40,593	$59,977	$60,494
Cash used in investing activities	(44,057)	(24,965)	(24,430)
Cash provided by financing activities	4,929	18,296	14,004
Effect of exchange rates on cash	(62)	373	34
Net increase in cash and cash equivalents	$1,403	$53,681	$50,102

(amounts in thousands)	December 31,
Working capital	2019	2018
Cash and cash equivalents	$198,037	$196,634
Marketable securities	11,057	43,715
Accounts receivable, net	34,325	37,041
Inventories, net	35,664	27,071
Income tax receivable	2,976	2,655
Prepaid expenses and other current assets	10,160	7,467
Total current assets	292,219	314,583

Accounts payable and accrued expenses	30,730	26,786
Accrued payroll	6,215	11,407
Warranty reserve - current	4,923	3,549
Operating lease liability - current	2,014	—
Deferred revenue - current	5,478	4,451
Income tax payable	821	392
Total current liabilities	50,181	46,585

Net working capital	$242,038	$267,998

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the year ended December 31, 2019 consisted primarily of our net income of $21.0 million as well as non-cash expense items such as provision for sales returns and doubtful accounts of $17.2 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $13.8 million, stock-based compensation expense of $9.1 million, deferred tax assets of $2.9 million, provision for rental revenue adjustments of $2.2 million, provision for inventory obsolescence and other inventory losses of $1.0 million, change in fair value of earnout liability of $0.8 million and net loss on disposal of rental equipment and other fixed assets of $0.6 million. The net changes in operating assets and liabilities resulted in a net use of cash of $27.9 million.

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

For the year ended December 31, 2019, we acquired New Aera for a net cash payment of $70.4 million and invested $58.7 million in corporate bonds and U.S. Treasury securities with maturities greater than three months that were classified as marketable securities, partially offset by $91.4 million in maturities of marketable securities. In addition, we invested $6.5 million in the production and purchase of rental assets and other property, equipment, leasehold improvements and intangible assets.

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

For the year ended December 31, 2019, net cash provided by financing activities consisted of $5.9 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.9 million.

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

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2019 was $40.6 million compared to $60.0 million in the year ended December 31, 2018. As of December 31, 2019, we had cash and cash equivalents of $198.0 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses. Over the past several years, our revenue has increased from year-to-year and, as a result, our cash flows from customer collections have increased as have our profits. Our annual cash provided by operating activities has generally increased over time and has been a significant source of capital to the business, which we expect to continue in the future.

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

Non-GAAP financial measures

EBITDA, Adjusted EBITDA, and non-GAAP net income are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation and change in fair value of earnout liability. Non-GAAP net income, which we previously referred to as “Adjusted Net Income,” excludes certain tax adjustments. Below, we have provided a reconciliation of EBITDA, Adjusted EBITDA and non-GAAP net income to our net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and non-GAAP net income should not be considered alternatives to net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA, Adjusted EBITDA and non-GAAP net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA, Adjusted EBITDA and non-GAAP net income in the same manner as we calculate these measures.

We include EBITDA, Adjusted EBITDA and non-GAAP net income in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA, Adjusted EBITDA and non-GAAP net income as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, the impact of stock-based compensation expense and the impact of the change in fair value of the earnout liability. Because EBITDA, Adjusted EBITDA and non-GAAP net income facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA, Adjusted EBITDA and non-GAAP net income for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA, Adjusted EBITDA and non-GAAP net income and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA, Adjusted EBITDA and non-GAAP net income have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital equipment or other contractual commitments;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect capital expenditure requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not include changes in fair value of earnout liability related to our acquisitions;
•	Non-GAAP net income does not reflect the tax adjustments recorded based on U.S. GAAP; and
•	other companies, including companies in our industry, may calculate EBITDA, Adjusted EBITDA and non-GAAP net income measures differently, which reduces their usefulness as a comparative measure.

In evaluating EBITDA, Adjusted EBITDA and non-GAAP net income, we anticipate that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA, Adjusted EBITDA and non-GAAP net income should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our performance, EBITDA, Adjusted EBITDA and non-GAAP net income should be considered alongside other financial performance measures, including U.S. GAAP results.

The following tables present a reconciliation of EBITDA, Adjusted EBITDA and non-GAAP net income to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2019	2018	2017
Net income	$20,950	$51,845	$21,002
Non-GAAP adjustments:
Interest income	(4,712)	(3,259)	(765)
Provision (benefit) for income taxes	3,322	(11,390)	8,654
Depreciation and amortization	13,834	11,295	12,302
EBITDA (non-GAAP)	33,394	48,491	41,193
Stock-based compensation	9,129	12,790	9,640
Change in fair value of earnout liability	810	—	—
Adjusted EBITDA (non-GAAP)	$43,333	$61,281	$50,833

(amounts in thousands)	Years ended December 31,
Non-GAAP net income	2019	2018	2017
Net income	$20,950	$51,845	$21,002
Non-GAAP adjustment:
2017 U.S. tax reform (TCJA)(1)	—	—	7,578
Non-GAAP net income	$20,950	$51,845	$28,580

(1)

On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that impact our financial results. During the fourth quarter of 2017, we recorded an estimated one-time net charge due to the impact of changes in the tax rate, primarily on deferred tax assets.  There were no related charges during the years ended December 31, 2018 and December 31, 2019.

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2019.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$7,250	$2,228	$2,888	$2,134	$—
Non-cancelable contractual obligations (2)	1,035	578	457	—	—
Purchase obligations (3)	54,500	54,500	—	—	—
Total	$62,785	$57,306	$3,345	$2,134	$—

(1)

We lease manufacturing and office space in Richardson, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Cleveland, OH and Breukelen, Netherlands with terms that expire between 2020 and 2024 and miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2020 and 2023. This table does not include lease payments for additional operating leases for our new corporate headquarters in California and commercial and industrial space in Texas that have not yet commenced as of December 31, 2019, which have combined total minimum lease payments of $27.2 million. These operating leases will commence in 2020 with a lease term of 10-11 years.

(2)	These obligations are for software licenses and maintenance agreements.
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

As of December 31, 2019, we had noncurrent deferred tax liabilities of $14.4 million which were netted in noncurrent deferred tax assets on the balance sheet. Additionally, as of December 31, 2019, we had gross unrecognized tax benefits of $1.9 million. The table does not include any payments related to liabilities recorded for uncertain tax positions as we cannot make a reasonably reliable estimate as to the timing of any other payments. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

•	revenue recognition; and
•	acquisitions and related acquired intangible assets and goodwill.

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

We recognize equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, per ASC 842—Leases. We have separate contracts with each patient that are not subject to a master lease agreement with any payor. We evaluate the individual lease contracts at lease inception and the start of each monthly renewal period to determine if there is reasonable assurance that the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of such bargain renewal option is not reasonably assured at lease inception and most subsequent monthly lease renewal periods. If we determine that the reasonable assurance threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. We would first consider the lease classification (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. To date, we have not deferred any amounts associated with the capped rental period. Amounts related to the capped rental period have not been material in the periods presented.

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

Acquisitions and related acquired intangible assets and goodwill

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

We acquired New Aera on August 9, 2019 for $101.9 million. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. Goodwill represents the expected synergies with the existing business, the acquired assembled workforce, and future cash flows after the acquisition. The fair value assigned to the identifiable intangible asset was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method included revenue recognized, cost of revenue and the discount rate.

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. No impairments were recorded as of December 31, 2019 and December 31, 2018.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology and customer relationship intangibles are amortized using the straight-line method.

Recent accounting pronouncements

Refer to Note 1 – Summary of significant accounting policies of the audited consolidated notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further discussion.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2019 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $5.5 million decline in revenue for the year ended December 31, 2019. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $198.0 million as of December 31, 2019, which consisted of highly-liquid investments with a maturity of three months or less, and $11.1 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2019 and December 31, 2018. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the years ended December 31, 2019 or December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiary (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.

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

February 25, 2020

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Thursday, May 7, 2020, at our corporate headquarters located at 326 Bollay Drive, Goleta, California 93117.  Holders of record at the close of business on Friday, March 13, 2020, will be entitled to vote at the meeting.

2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan “Evergreen” Determination

For 2020, our board of directors exercised its authority to not increase the shares available for issuance pursuant to the “evergreen” provisions under our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan in 2019. Refer to Note 8 – Stockholders’ Equity of the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of the annual share increase provisions of our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Inogen, Inc.

Index to Financial Statements

and Financial Statement Schedule

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales Revenue (Amounts Deferred for Lifetime Warranty) – Refer to Note 2 to the financial statements.

Critical Audit Matter Description

The Company offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from its sale of oxygen concentrators with a standard warranty of three years.

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (“SSP”) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $17.7 million at December 31, 2019.

Determining the estimated SSP requires significant judgment by management, which is informed by considering Company specific and external data. The service period used to amortize the deferred revenue also requires significant management judgment as the Company has limited historical experience and the determination of patient life expectancy is subjective in nature. Given the lack of stand-alone transactions together with the limited amount of historical data available for such offering, performing audit procedures to evaluate the estimated SSP and the service period for lifetime warranty required high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the stand-alone selling price and deferred revenue service period included the following, among others:

•

We tested the effectiveness of controls over deferred revenue for the lifetime warranty, including controls over the underlying data utilized and the selection of the stand-alone selling price and the deferred revenue service period.

•

We evaluated the methodology used by management to develop the stand-alone selling price and independently estimated the stand-alone selling price selected by management. In performing these procedures, we compared the stand-alone selling price selected by management to the independent estimate, which utilized external evidence of similar term extended warranties for oxygen concentrators and internal cost plus margin estimates.

•

We evaluated the reasonableness of the deferred revenue service period by comparing to patient average life expectancy in medical and other industry publications. We further evaluated the realization of deferred revenue by evaluating the appropriateness of the underlying mortality data.

Acquisitions (Technology Intangible Asset) — Refer to Notes 2, 3 and 4 to the financial statements

Critical Audit Matter Description

On August 9, 2019, the Company completed the acquisition of New Aera, Inc. pursuant to and on the terms set forth in the Company’s merger agreement. Under the agreement, all outstanding shares of capital stock of New Aera were cancelled and converted into the right to receive merger consideration with a value equal to up to $101.9 million in cash and earnout payments. Assets and liabilities of the acquired company were recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to the identifiable intangible asset was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method included forecasted revenue, cost of revenue and the discount rate. Purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including an acquired technology intangible asset of $77.7 million.

Given the significance of acquired technology relative to the overall acquisition, the estimation of fair value requires management to make significant estimates related to forecasted revenue, cost of revenue and the selection of the discount rate. Auditing procedures to evaluate the reasonableness of fair value method utilized as well as the reasonableness of assumptions require a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation methodology utilized, forecasts of future revenues and cost of revenues and selection of the discount rate for the acquired technology intangible asset included the following, among others:

•

We tested the effectiveness of controls over the valuation of the acquired technology intangible asset, including management’s controls over the valuation methodology selected, forecasts of future revenues and cost of revenues, and the selection of the discount rate.

•	We evaluated management’s ability to accurately forecast future revenues and cost of revenue by comparing to management’s historical experience and other publicly available industry data.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the
o	valuation methodology; and
o	discount rate

With respect to the discount rate, we developed a range of independent estimates using market and industry data and compared those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2020

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$198,037	$196,634
Marketable securities	11,057	43,715
Accounts receivable, net	34,325	37,041
Inventories, net	35,664	27,071
Income tax receivable	2,976	2,655
Prepaid expenses and other current assets	10,160	7,467
Total current assets	292,219	314,583
Property and equipment
Rental equipment, net	39,308	43,038
Manufacturing equipment and tooling	9,704	7,338
Computer equipment and software	7,266	6,153
Furniture and equipment	1,730	1,445
Leasehold improvements	4,388	3,407
Land and building	125	125
Construction in process	1,773	3,128
Total property and equipment	64,294	64,634
Less accumulated depreciation	(44,856)	(42,293)
Property and equipment, net	19,438	22,341
Goodwill	32,954	2,257
Intangible assets, net	77,533	3,755
Operating lease right-of-use asset	5,855	—
Deferred tax asset - noncurrent	14,452	30,130
Other assets	4,888	2,832
Total assets	$447,339	$375,898

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2019	2018
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$30,730	$26,786
Accrued payroll	6,215	11,407
Warranty reserve - current	4,923	3,549
Operating lease liability - current	2,014	—
Deferred revenue - current	5,478	4,451
Income tax payable	821	392
Total current liabilities	50,181	46,585
Long-term liabilities
Warranty reserve - noncurrent	7,648	5,981
Operating lease liability - noncurrent	4,702	—
Earnout liability - noncurrent	26,559	—
Deferred revenue - noncurrent	13,541	11,844
Deferred tax liability - noncurrent	87	232
Other noncurrent liabilities	—	832
Total liabilities	102,718	65,474
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 22,031,410 and 21,778,632 shares issued and outstanding as of December 31, 2019 and 2018, respectively	22	22
Additional paid-in capital	263,252	249,194
Retained earnings	81,434	60,484
Accumulated other comprehensive income (loss)	(87)	724
Total stockholders' equity	344,621	310,424
Total liabilities and stockholders' equity	$447,339	$375,898

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue
Sales revenue	$340,546	$336,015	$225,492
Rental revenue	21,397	22,096	23,946
Total revenue	361,943	358,111	249,438
Cost of revenue
Cost of sales revenue	175,974	163,989	110,163
Cost of rental revenue, including depreciation of $6,253, $7,567 and
$9,835, respectively	14,108	15,542	18,038
Total cost of revenue	190,082	179,531	128,201
Gross profit
Gross profit-sales revenue	164,572	172,026	115,329
Gross profit-rental revenue	7,289	6,554	5,908
Total gross profit	171,861	178,580	121,237
Operating expense
Research and development	9,401	7,029	5,313
Sales and marketing	105,550	95,641	50,758
General and administrative	37,121	38,018	37,576
Total operating expense	152,072	140,688	93,647
Income from operations	19,789	37,892	27,590
Other income (expense)
Interest income	4,712	3,259	765
Other income (expense)	(229)	(696)	1,301
Total other income, net	4,483	2,563	2,066
Income before provision (benefit) for income taxes	24,272	40,455	29,656
Provision (benefit) for income taxes	3,322	(11,390)	8,654
Net income	20,950	51,845	21,002
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(123)	31	363
Change in net unrealized gains (losses) on foreign currency hedging	(1,566)	981	(567)
Less: reclassification adjustment for net (gains) losses included in net income	872	(577)	446
Total net change in unrealized gains (losses) on foreign currency hedging	(694)	404	(121)
Change in net unrealized gains (losses) on marketable securities	6	17	65
Total other comprehensive income (loss), net of tax	(811)	452	307
Comprehensive income	$20,139	$52,297	$21,309

Basic net income per share attributable to common stockholders (Note 2)	$0.96	$2.44	$1.02
Diluted net income per share attributable to common stockholders (Note 2)	$0.94	$2.30	$0.96
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,821,104	21,266,696	20,683,807
Diluted common shares	22,241,064	22,514,513	21,897,988

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2016	20,389,860	$20	$194,466	$(12,363)	$(35)	$182,088
Stock-based compensation	—	—	9,640	—	—	9,640
Employee stock purchases	24,523	—	1,379	—	—	1,379
Stock options exercised	561,967	1	12,624	—	—	12,625
Net income	—	—	—	21,002	—	21,002
Other comprehensive income	—	—	—	—	307	307
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	12,790	—	—	12,790
Employee stock purchases	25,532	—	2,348	—	—	2,348
Restricted stock awards issued	56,609	—	—	—	—	—
Vesting of restricted stock units	18,112	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(6,290)	—	(1,208)	—	—	(1,208)
Stock options exercised	708,319	1	17,155	—	—	17,156
Net income	—	—	—	51,845	—	51,845
Other comprehensive income	—	—	—	—	452	452
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	9,129	—	—	9,129
Employee stock purchases	47,816	—	2,748	—	—	2,748
Restricted stock awards issued, net of forfeitures	82,677	—	—	—	—	—
Vesting of restricted stock units	28,115	—	(82)	—	—	(82)
Shares withheld related to net restricted stock settlement	(15,121)	—	(846)	—	—	(846)
Stock options exercised	109,291	—	3,109	—	—	3,109
Net income	—	—	—	20,950	—	20,950
Other comprehensive loss	—	—	—	—	(811)	(811)
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$20,950	$51,845	$21,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,834	11,295	12,302
Loss on rental assets and other fixed assets	568	1,160	1,136
Gain on sale of former rental assets	(68)	(416)	(64)
Provision for sales revenue returns and doubtful accounts	17,177	17,518	13,773
Provision for rental revenue adjustments	2,233	2,678	5,057
Provision for inventory losses	972	351	340
Stock-based compensation expense	9,129	12,790	9,640
Deferred income taxes	2,873	(11,595)	7,947
Change in fair value of earnout liability	810	—	—
Changes in operating assets and liabilities:
Accounts receivable	(16,707)	(25,963)	(18,263)
Inventories	(10,336)	(9,972)	(5,894)
Income tax receivable	(321)	(1,348)	(875)
Prepaid expenses and other current assets	(2,693)	(4,524)	(782)
Operating lease right-of-use asset	(5,856)	—	—
Other noncurrent assets	(2,064)	(1,626)	—
Accounts payable and accrued expenses	3,202	6,360	7,438
Accrued payroll	(5,188)	4,538	722
Warranty reserve	3,041	3,359	2,689
Deferred revenue	2,724	3,360	3,654
Income tax payable	429	64	225
Operating lease liability	6,716	—	—
Other noncurrent liabilities	(832)	103	447
Net cash provided by operating activities	40,593	59,977	60,494
Cash flows from investing activities
Purchases of marketable securities	(58,686)	(76,162)	(46,933)
Maturities of marketable securities	91,350	63,455	37,041
Investment in intangible assets	(254)	(350)	(3,316)
Investment in property and equipment	(3,143)	(8,043)	(2,914)
Production and purchase of rental equipment	(3,117)	(4,580)	(3,997)
Proceeds from sale of former assets	194	715	183
Payment for acquisition, net of cash acquired	(70,401)	—	(4,494)
Net cash used in investing activities	(44,057)	(24,965)	(24,430)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Proceeds from stock options exercised	3,109	17,156	12,625
Proceeds from employee stock purchases	2,748	2,348	1,379
Payment of employment taxes related to release of restricted stock	(928)	(1,208)	—
Net cash provided by financing activities	4,929	18,296	14,004
Effect of exchange rates on cash	(62)	373	34
Net increase in cash and cash equivalents	1,403	53,681	50,102
Cash and cash equivalents, beginning of period	196,634	142,953	92,851
Cash and cash equivalents, end of period	$198,037	$196,634	$142,953

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$239	$1,653	$1,267
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	25,749	—	—
Property and equipment in account payable and accrued liabilities	66	125	70

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 774,000 of its Inogen oxygen concentrators as of December 31, 2019.

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

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

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

The Company’s product is generally sold with a right of return and the Company may provide other incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and incentives are estimated at the time sales revenue is recognized. The provision for estimated returns is calculated based on historical data and future expectations. Sales revenue incentives within the Company’s contracts are estimated based on the most likely amounts expected on the related sales transactions and recorded as a reduction to revenue at the time of sale in accordance with the terms of the contract. Accordingly, revenue is recognized net of allowances for estimated returns and incentives.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the years ended December 31, 2019 and December 31, 2018 was primarily driven by $8,757 and $6,909, respectively, of payments received in advance of satisfying performance obligations, partially offset by $5,903 and $2,855 of revenues recognized that were included in the deferred revenue balances as of December 31, 2018 and December 31, 2017, respectively. Deferred revenue related to lifetime warranties was $17,728 and $14,874 as of December 31, 2019 and December 31, 2018, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

The Company elected to apply the practical expedient in accordance with Accounting Standards Codification (ASC) 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component. The Company does not expect any revenue to be recognized over a multi-year period with the exception of revenue related to lifetime warranties.

The Company’s sales revenue is primarily derived from the sale of its oxygen concentrator products to individual consumers, home medical equipment providers, distributors, the Company’s private label partner and resellers worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. The following table sets forth the Company’s sales revenue disaggregated by sales channel and geographic region:

(amounts in thousands)	Years ended December 31,
Revenue by region and category	2019	2018	2017
Business-to-business domestic sales	$106,428	$116,581	$83,390
Business-to-business international sales	77,960	77,333	55,519
Direct-to-consumer domestic sales	156,158	142,101	86,583
Total sales revenue	$340,546	$336,015	$225,492

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2019 and December 31, 2018.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The determination that an account is uncollectable, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

The lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for supplies. The Company elected the practical expedient to treat the lease and non-lease components as a single lease component.

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed, and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable amounts; transfers to secondary insurances or patient responsibility have no net effect on revenue. Rental revenue is earned for that entire month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless if there is a change in condition or death after that date.

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

Fair value of financial instruments

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains	Fair value	equivalents	securities
Cash	$51,560	$—	$51,560	$51,560	$—
Level 1:
Money market accounts	146,477	—	146,477	146,477	—

Level 2:
Corporate bonds	2,011	2	2,013	—	2,013
U.S. Treasury securities	9,038	6	9,044	—	9,044
Total	$209,086	$8	$209,094	$198,037	$11,057

	As of December 31, 2018
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains (losses)	Fair value	equivalents	securities
Cash	$33,671	$—	$33,671	$33,671	$—
Level 1:
Money market accounts	158,438	—	158,438	158,438	—

Level 2:
Corporate bonds	13,629	(16)	13,613	—	13,613
U.S. Treasury securities	34,620	7	34,627	4,525	30,102
Total	$240,358	$(9)	$240,349	$196,634	$43,715

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

December 31,
(amounts in thousands)	2019
Due within one year	$11,057
Due in one year through five years	—
Total	$11,057

Fair value of derivative instruments and hedging activities

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $514 and a related receivable of $472 as of December 31, 2019 and 2018, respectively. The Company classifies the foreign currency derivative instruments within Level 2 in the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of whether it is designated and qualifies for hedge accounting.

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

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2019
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains (losses)	other
	translation	marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2018	$394	$—	$330	$724
Other comprehensive income (loss)	(123)	6	(694)	(811)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)

	As of December 31, 2018
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses) on	gains (losses)	other
	translation	marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income
Balance as of December 31, 2017	$363	$(17)	$(74)	$272
Other comprehensive income	31	17	404	452
Balance as of December 31, 2018	$394	$—	$330	$724

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Fair value of earnout liability

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of the acquisition date and December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	At acquisition	As of
Simulation input	August 9, 2019	December 31, 2019
Revenue volatility	35.00%	35.00%
WACC	12.50%	13.00%
20-year risk free rate	2.03%	2.25%
Market price of risk	9.00%	10.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Twelve months ended
(amounts in thousands)	December 31, 2019
Balance at beginning of period	$—
Addition for acquisition	25,749
Change in fair value	810
Balance at end of period	$26,559

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

(amounts in thousands)	December 31,
Cash and cash equivalents	2019	2018
Cash	$51,560	$33,671
Money market accounts	146,477	158,438
U.S. Treasury securities	—	4,525
Total cash and cash equivalents	$198,037	$196,634
Marketable securities
Corporate bonds	2,013	13,613
U. S. Treasury securities	9,044	30,102
Total marketable securities	$11,057	$43,715

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

The Company generally does not allow returns from providers for reasons not covered under its standard warranty. Therefore, provision for returns applies primarily to direct-to-consumer sales. This reserve is calculated primarily based on actual historical return rates under the Company’s 30-day return program and is applied to the related sales revenue for the last month of the quarter reported.

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

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowances for rental reserve adjustments and doubtful accounts, the rental revenue adjustments account (contra rental revenue account) is charged. Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense, which is now recorded as part of rental revenue adjustments during the year ended December 31, 2019.

As of December 31, 2019 and December 31, 2018, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $590 and $589, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance. For the years ended December 31, 2019 and December 31, 2018, the Company had increases of $611 and $1,757, respectively, in the provision for bad debt and revenue adjustments related to prior years.

Gross accounts receivable balance concentrations by major category as of December 31, 2019 and December 31, 2018 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2019		December 31, 2018
Gross accounts receivable	$	%	$	%
Rental (1)	$3,003	8.3%	$3,406	8.7%
Business-to-business and other receivables (2)	33,101	91.7%	35,656	91.3%
Total gross accounts receivable	$36,104	100.0%	$39,062	100.0%

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2019 and December 31, 2018 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2019		December 31, 2018
Net accounts receivable	$	%	$	%
Rental (1)	$2,464	7.2%	$2,413	6.5%
Business-to-business and other receivables (2)	31,861	92.8%	34,628	93.5%
Total net accounts receivable	$34,325	100.0%	$37,041	100.0%

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

(2)

Business-to business receivables included one customer with a gross accounts receivable balance of $10,695 and $16,198 as of December 31, 2019 and December 31, 2018, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of December 31, 2019 and allocated up to $18,000 in coverage as of December 31, 2018 for this customer with a $400 deductible and 10% retention.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable (gross accounts receivable net of allowances) by aging category by invoice due date as of December 31, 2019 and December 31, 2018.

	As of		As of
(amounts in thousands)	December 31, 2019		December 31, 2018
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$294	0.8%	$80	0.2%
Aged 0-90 days	33,427	97.4%	36,245	97.9%
Aged 91-180 days	343	1.0%	425	1.1%
Aged 181-365 days	261	0.8%	234	0.6%
Aged over 365 days	—	0.0%	57	0.2%
Total net accounts receivable	$34,325	100.0%	$37,041	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2019 and December 31, 2018:

	As of		As of
(amounts in thousands)	December 31, 2019		December 31, 2018
Allowances - accounts receivable	$	%	$	%
Doubtful accounts (1)	$205	0.6%	$693	1.8%
Rental revenue adjustments (1)	411	1.1%	438	1.1%
Sales returns	1,163	3.2%	890	2.3%
Total allowances - accounts receivable	$1,779	4.9%	$2,021	5.2%

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. No single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2019. One single customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2018 and 2017. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $10,695 and $5,228, respectively, as of December 31, 2019, and $16,198 and $4,155, respectively, as of December 31, 2018.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2019, the Company’s three major vendors accounted for 23.2%, 13.9% and 9.4%, respectively, of total raw material purchases. For the year ended December 31, 2018, the Company’s three major vendors accounted for 20.0%, 11.9% and 10.2%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 70.2% and 74.8% of the non-U.S. revenue for the years ended December 31, 2019 and 2018, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2019, 2018 and 2017, respectively, is as follows:

	Years ended December 31,
(amounts in thousands)	2019	2018	2017
U.S. revenue	$283,983	$280,778	$193,919
Non-U.S. revenue	77,960	77,333	55,519
Total revenue	$361,943	$358,111	$249,438

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,076 and $1,085 as of December 31, 2019 and 2018, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the years ended December 31, 2019, 2018 and 2017, $1,043, $1,187 and $1,055, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
(amounts in thousands)	2019	2018
Raw materials and work-in-progress	$31,676	$24,980
Finished goods	5,174	2,756
Less: reserves	(1,186)	(665)
Inventories, net	$35,664	$27,071

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $2,854, $2,289 and $2,385 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2019, 2018 and 2017, respectively.

	Years ended December 31,
(amounts in thousands)	2019	2018	2017
Rental equipment	$6,253	$7,567	$9,835
Other property and equipment	3,421	2,463	1,960
Total depreciation and amortization	$9,674	$10,030	$11,795

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2019 and 2018, respectively.

(amounts in thousands)	December 31,
Property and equipment	2019	2018
Rental equipment, net of allowances of $395 and $594, respectively	$39,308	$43,038
Other property and equipment	24,986	21,596
Property and equipment	64,294	64,634

Accumulated depreciation
Rental equipment	30,984	31,813
Other property and equipment	13,872	10,480
Accumulated depreciation	44,856	42,293

Property and equipment, net
Rental equipment, net of allowances of $395 and $594, respectively	8,324	11,225
Other property and equipment	11,114	11,116
Property and equipment, net	$19,438	$22,341

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of December 31, 2019 and 2018.

Goodwill and intangible assets

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. No impairments were recorded as of December 31, 2019 and 2018.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology, customer relationships and non-compete agreements are amortized using the straight-line method.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liability – current, and operating lease liability – noncurrent on the consolidated balance sheets.

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

Advertising costs

Advertising costs, which approximated $40,251, $30,755 and $12,511 during the years ended December 31, 2019, 2018 and 2017, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive income.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties on taxes, if any, within its income tax provision on its consolidated statements of comprehensive income.

Accounting for stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards, exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation cost for stock incentive awards is based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

Foreign currency

The functional currency of the Company’s international subsidiary is the local currency.  The financial statements of the subsidiary are translated to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, cost of revenue, operating expense and provision for income taxes. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are reflected as a component of foreign currency exchange gains or losses in other income (expense) in the consolidated statements of comprehensive income.

Earnings per share

Earnings per share (EPS) is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2019	2018	2017
Numerator—basic and diluted:
Net income	$20,950	$51,845	$21,002

Denominator:
Weighted-average common shares - basic common stock (1)	21,821,104	21,266,696	20,683,807
Weighted-average common shares - diluted common stock	22,241,064	22,514,513	21,897,988

Net income per share - basic common stock	$0.96	$2.44	$1.02
Net income per share - diluted common stock	$0.94	$2.30	$0.96

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,821,104	21,266,696	20,683,807
Stock options and other dilutive awards	419,960	1,247,817	1,214,181
Weighted-average common shares - diluted common stock	22,241,064	22,514,513	21,897,988
Shares excluded from diluted weighted-average shares:
Stock options	53,888	—	37,249
Restricted stock units and restricted stock awards	169,305	39,330	26,064
Shares excluded from diluted weighted-average shares	223,193	39,330	63,313

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

The computations of diluted net income attributable to common stockholders excluded common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the years ended December 31, 2019, 2018 and 2017.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. While the Company continues to evaluate the effect of adopting this guidance, the Company expects the fair value disclosures related to financial instruments, derivative instruments and hedging activities and earnout liabilities will be subject to the new standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than twelve months. The Company adopted the standard using the modified retrospective transition method at the adoption date of January 1, 2019 that does not require restatement of its comparative periods presented, allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. As permitted under the transition guidance, the Company carried forward the assessment of whether the Company’s contracts contain or are leases, classification of the Company’s leases and remaining lease terms. The Company elected the practical expedients to not record leases with an initial term of twelve months or less on the consolidated balance sheet and to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs. The Company recognized approximately $6,400 of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2019. The Company also recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Topic 842, effective January 1, 2019. The impact on rental revenue as a result of the adoption did not have a material impact on the Company’s consolidated financial presentation or results. There were no cumulative adjustments recorded to retained earnings as a result of the adoption. As a result of adoption of Topic 842, the bad debt expense account associated with the rental revenue allowance for doubtful account is charged to rental revenue instead of general and administrative expense upon adoption. This change results in decreased rental revenue and decreased operating expense.

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

Prior period reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

3. Acquisitions

On August 6, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) by and among the Company, New Aera, Inc., a Delaware corporation, Move Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and Gregory J. Kapust, as stockholder representative. On August 9, 2019, the Company completed the acquisition of New Aera pursuant to and on the terms set forth in the Merger Agreement. In connection with the Merger Agreement, the Company also separately acquired certain intellectual property assets from Silverbow Development, LLC, an affiliate of New Aera (Silverbow). New Aera is an innovative developer and manufacturer of portable non-invasive ventilators for people suffering from various chronic lung diseases. Under the terms of the Merger Agreement, all outstanding shares of capital stock of New Aera were cancelled and converted into the right to receive merger consideration with a value equal to up to $101,923 in cash in the aggregate (inclusive of payments to Silverbow) comprised of $70,523 of cash paid at closing and up to $31,400 in earnout payments if certain performance targets are achieved. Acquisition-related expenses of approximately $784 were incurred in the twelve months ended December 31, 2019 and classified within general and administrative expense. Goodwill associated with this acquisition is not expected to be deductible for income tax purposes.

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

Preliminary fair values of assets acquired and liabilities assumed have been updated for deferred taxes. The purchase accounting for this acquisition has been finalized.

The following table summarizes the purchase price allocation for the acquisition of New Aera:

(amounts in thousands)
Cash	$122
Inventories	140
Other current assets	8
Property and equipment	224
Goodwill	30,742
Intangible assets	77,700
Total assets acquired	$108,936

Deferred tax liability - noncurrent	$12,664
Earnout liability - noncurrent	25,749
Total liabilities assumed	38,413
Total purchase price	$70,523

The consolidated financial and operating results reflect the New Aera operations beginning August 9, 2019. The following unaudited pro forma information for the twelve months ended December 31, 2019 and the twelve months ended December 31, 2018 presents the revenue and net income assuming the acquisition of New Aera had occurred as of January 1, 2018.

	Twelve months ended
	December 31,
(amounts in thousands)	2019	2018
Total revenue	$361,953	$358,134
Net income	$13,256	$41,498

4. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

(amounts in thousands)
Balance as of December 31, 2017	$2,363
Translation adjustment	(106)
Balance as of December 31, 2018	$2,257
Translation adjustment	(45)
Acquisition	30,742
Balance as of December 31, 2019	$32,954

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of December 31, 2019 and 2018.  Amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017 was $4,160, $1,265 and $507, respectively.

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$2,914	$74,786
Licenses	10	185	165	20
Patents and websites	5	4,274	2,308	1,966
Customer relationships	4	1,346	897	449
Commercials	2-3	777	465	312
Total		$84,282	$6,749	$77,533

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2018	(in years)	amount	amortization	Net amount
Licenses	10	$185	$155	$30
Patents and websites	5	4,164	1,640	2,524
Customer relationships	4	1,373	572	801
Non-compete agreement	2.3	229	154	75
Commercials	2-3	633	308	325
Total		$6,584	$2,829	$3,755

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
(amounts in thousands)	2019
2020	$8,970
2021	8,680
2022	8,367
2023	7,792
2024	7,788
Thereafter	35,936
Total	$77,533

5. Current liabilities

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(amounts in thousands)	2019	2018
Accounts payable	$16,399	$13,720
Accrued inventory (in-transit and unvouchered receipts) and trade payables	11,124	9,597
Accrued purchasing card liability	1,675	2,089
Accrued franchise, sales and use taxes	713	518
Other accrued expenses	819	862
Accounts payable and accrued expenses	$30,730	$26,786

Accrued payroll as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(amounts in thousands)	2019	2018
Accrued bonuses	$87	$4,780
Accrued wages and other payroll related items	3,158	3,494
Accrued vacation	2,169	1,959
Accrued employee stock purchase plan deductions	801	1,174
Accrued payroll	$6,215	$11,407

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 2 years to 8 years, some of which include options to extend the leases for up to 5 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably assured that the Company will exercise the extension options. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized operating lease right-of-use assets and operating lease liabilities of $6,418 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

As a result of the MedSupport acquisition, the Company leases a property owned by a related party. Operating lease cost for the property was $31 and $33 for the years ended December 31, 2019 and 2018, respectively, which was included in the total operating lease cost.

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

(amounts in thousands)	Twelve months ended December 31, 2019
Cash paid for operating lease liabilities	$2,486
Operating lease cost	2,269
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	7,855
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	3.8%

Maturities of lease liabilities due in the 12-month period ending December 31,
2020	$2,228
2021	1,604
2022	1,284
2023	1,217
2024	917
Thereafter	—
7,250
Less imputed interest	(534)
Total lease liabilities	$6,716

Operating lease liability - current	$2,014
Operating lease liability - noncurrent	4,702
Total lease liabilities	$6,716

As of December 31, 2019, the Company has additional operating leases for its corporate headquarters in California and commercial and industrial space in Texas that have not yet commenced, with total minimum lease payments of $27,215. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s commercial and industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases will commence in 2020 with a lease term of 10-11 years. This table does not include lease payments that were not fixed at commencement or modification.

Supplemental information for comparative periods

As of December 31, 2018, prior to the adoption of Topic 842, future minimum payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows:

(amounts in thousands)	Operating leases (1)
2019	$2,450
2020	2,212
2021	1,593
2022	1,273
2023	1,215
Thereafter	917
Total minimum payments	$9,660

(1) Includes future minimum payments for leases which have not yet commenced.

7. Income taxes

The components of the Company’s income before provision for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2019	2018	2017
United States	$22,553	$40,245	$29,121
Foreign	1,719	210	535
Income before provision for income taxes	$24,272	$40,455	$29,656

The provision for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2019	2018	2017
Current tax expense (benefit)
Federal	$(330)	$—	$245
State	136	(40)	240
Foreign	560	171	206
Total current tax expense	366	131	691
Deferred tax expense (benefit)
Federal	3,497	(9,774)	8,709
State	(396)	(1,630)	92
Foreign	(145)	(117)	(71)
Total deferred tax expense (benefit)	2,956	(11,521)	8,730
Tax benefit for change in valuation allowance	—	—	(767)
Total deferred tax expense (benefit), net	2,956	(11,521)	7,963
Income tax expense (benefit)	$3,322	$(11,390)	$8,654

The components of deferred tax assets and liabilities consist of the following:

(amounts in thousands)	As of December 31,
Deferred tax assets (liabilities)	2019	2018
Accrued expenses	$7,981	$8,033
Net operating loss and credit carryforward	20,087	19,805
Allowance, reserves and other	1,984	3,490
Stock-based compensation	3,257	3,253
Lease liability	1,627	—
Deferred tax assets	34,936	34,581
Property, plant, and equipment	(2,961)	(4,683)
Intangible amortization	(16,192)	—
Right-of-use asset	(1,418)	—
Deferred tax liabilities	(20,571)	(4,683)
Total	$14,365	$29,898

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years ended December 31,
	2019	2018	2017
U.S. Statutory rate	21.00%	21.00%	34.00%
State income taxes, net of federal benefit	3.70	(3.73)	0.37
Stock-based compensation	(0.81)	(45.01)	(30.40)
Change in valuation allowance	—	—	(2.59)
R&D credit, net of reserve	(8.97)	(1.39)	(1.43)
Expiration of net operating losses	—	—	2.76
Effect of U.S tax law change	—	—	25.55
Other	(1.24)	0.98	0.92
Effective income tax rate	13.68%	(28.15)%	29.18%

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

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2015 for federal and prior to 2014 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2019, the Company had $54,883 and $25,679 of federal and state net operating loss carryforwards, respectively, and $46,426 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. As of December 31, 2019, the Company had federal and California research and development credit carryforward of $4,511 and $4,006, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. As of December 31, 2019, the Company determined that it is more likely than not that deferred tax assets are realizable due to significant positive evidence of cumulative earnings. Accordingly, the Company did not record a valuation allowance as of December 31, 2019.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive income. No significant interest or penalties were recognized during the periods presented.

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, were $1,889, $1,294 and $1,062, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(amounts in thousands)	December 31,
Reconciliation of liability for unrecognized tax benefits	2019	2018	2017
Balance at beginning of period	$1,294	$1,062	$934
Additions based on tax positions related to current year	595	232	128
Balance at end of period	$1,889	$1,294	$1,062

8. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2019 and 2018, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2019, 2018 and 2017.

Stock incentive plans

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of December 31, 2019, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of December 31, 2019, options to purchase 141,986 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2019, awards with respect to 1,064,545 shares of the Company’s common stock were outstanding, and 1,807,572 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For the year ended December 31, 2019, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the years ended December 31, 2019, 2018 and 2017 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2016	2,355,527	$0.60-$58.95	$28.22	5.42	$38.95
Granted	64,498	83.30	83.30
Exercised	(520,393)	0.60-58.95	24.16
Forfeited	(63,173)	24.52-58.95	43.74
Expired	(33)	8.70	8.70
Outstanding as of December 31, 2017	1,836,426	0.60-83.30	30.77	4.58	88.31
Vested and exercisable as of December 31, 2017	1,176,504	0.60-83.30	24.33	4.39	94.75
Vested and expected to vest as of December 31, 2017	1,792,871	0.60-83.30	30.50	4.58	88.58
Outstanding as of December 31, 2017	1,836,426	0.60-83.30	30.77	4.58	88.31
Granted	—	—	—
Exercised	(708,319)	0.60-58.95	24.22
Forfeited	(771)	24.52-44.19	28.24
Expired	—	—	—
Outstanding as of December 31, 2018	1,127,336	0.75-83.30	34.89	3.84	89.28
Vested and exercisable as of December 31, 2018	851,039	0.75-83.30	32.12	3.75	92.05
Vested and expected to vest as of December 31, 2018	1,109,280	0.75-83.30	34.75	3.84	89.42
Outstanding as of December 31, 2018	1,127,336	0.75-83.30	34.89	3.84	89.28
Granted	—	—	—
Exercised	(109,291)	0.75-58.95	28.45
Forfeited	(37,161)	38.54-58.95	44.58
Expired	—	—	—
Outstanding as of December 31, 2019	980,884	0.75-83.30	35.24	2.84	34.07
Vested and exercisable as of December 31, 2019	929,825	0.75-83.30	34.73	2.81	34.64
Vested and expected to vest as of December 31, 2019	977,589	$0.75-$83.30	$35.21	2.84	$34.11

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $7,910, $98,743, and $33,931, respectively. The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of December 31, 2019 was $691. This amount is expected to be recognized over a weighted-average period of 0.3 years.

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

Stock Awards activity for the years ended December 31, 2019 and December 31, 2018 are summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2016	—	—	—	$—
Granted	42,028	13,109	55,137	90.05
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock units as of December 31, 2017 (1)	42,028	13,109	55,137	$90.05
Unvested and expected to vest restricted stock units outstanding as of December 31, 2017			48,589	$89.95
Unvested restricted stock units as of December 31, 2017	42,028	13,109	55,137	$90.05
Granted	31,877	—	31,877	143.50
Vested	(13,742)	(4,370)	(18,112)	89.35
Forfeited/canceled	(1,574)	—	(1,574)	106.55
Unvested restricted stock units as of December 31, 2018 (1)	58,589	8,739	67,328	$115.16
Unvested and expected to vest restricted stock units outstanding as of December 31, 2018			62,504	$115.98
Unvested restricted stock units as of December 31, 2018	58,589	8,739	67,328	$115.16
Granted	87,902	—	87,902	75.56
Vested	(24,680)	(4,366)	(29,046)	123.53
Forfeited/canceled	(12,835)	(1,239)	(14,074)	102.89
Unvested restricted stock units as of December 31, 2019 (1)	108,976	3,134	112,110	$83.48
Unvested and expected to vest restricted stock units outstanding as of December 31, 2019			103,087	$83.22

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2016	—	—	—	$—
Granted	20,789	20,785	41,574	91.52
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of December 31, 2017 (1)	20,789	20,785	41,574	$91.52
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2017			34,051	$91.52
Unvested restricted stock awards outstanding as of December 31, 2017	20,789	20,785	41,574	$91.52
Granted	22,645	33,964	56,609	130.89
Vested	(6,497)	(6,928)	(13,425)	91.52
Forfeited/canceled	—	—	—	—
Unvested restricted stock awards outstanding as of December 31, 2018 (1)	36,937	47,821	84,758	$115.80
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2018			65,773	$115.85
Unvested restricted stock awards outstanding as of December 31, 2018	36,937	47,821	84,758	$115.80
Granted	54,853	40,166	95,019	86.10
Vested	(13,627)	(15,732)	(29,359)	115.37
Forfeited/canceled	(7,093)	(9,627)	(16,720)	109.11
Unvested restricted stock awards outstanding as of December 31, 2019 (1)	71,070	62,628	133,698	$95.74
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2019			79,473	$90.31

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2019, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $12,829, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.7 years.

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

As of December 31, 2019, a total of 698,632 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2019, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017, was as follows:

(amounts in thousands)	Years ended December 31,
Stock-based compensation expense by type of award:	2019	2018	2017
Stock option plan awards	$2,977	$6,015	$7,652
Restricted stock units and restricted stock awards	5,413	5,890	1,447
Employee stock purchase plan	739	885	541
Total stock-based compensation expense	$9,129	$12,790	$9,640

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3%, 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 was reduced for estimated forfeitures of restricted stock at a rate of 4.4%, 4.7% and 6.0%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2019, 2018 and 2017, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
(amounts in thousands)	2019	2018	2017
Cost of revenue	$890	$1,060	$845
Research and development	1,100	1,314	1,015
Sales and marketing	1,755	2,355	1,558
General and administrative	5,384	8,061	6,222
Total stock-based compensation expense	$9,129	$12,790	$9,640

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

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. During 2019 and 2018, the Company did not grant any stock option awards.

2017
Expected term (years)	3.54-4.00
Risk free interest rate	1.65-1.73%
Expected dividend yield	None
Volatility	41.61-42.15%

Under these assumptions, the total weighted-average fair value of stock options granted during the year ended December 31, 2017 was $8,929.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2019	2018	2017
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	1.75-2.53%	1.63-2.46%	1.15-1.63%
Expected dividend yield	None	None	None
Volatility	44.00-47.00%	37.34-44.00%	42.35-45.34%

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $871, $865, and $557, net of forfeitures, to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. At December 31, 2019, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable
contractual
(amounts in thousands)	obligations
2020	$578
2021	457
2022	—
2023	—
2024	—
Thereafter	—
Total	$1,035

Purchase obligations

The Company had approximately $54,500 of outstanding purchase orders with its outside vendors and suppliers as of December 31, 2019.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the twelve-month periods ended December 31, 2019, 2018 and 2017, respectively:

	December 31,
(amounts in thousands)	2019	2018	2017
Product warranty liability at beginning of period	$9,530	$6,171	$3,480
Accruals for warranties issued	8,131	7,693	5,275
Adjustments related to preexisting warranties (including changes in estimates)	1,433	90	200
Settlements made (in cash or in kind)	(6,523)	(4,424)	(2,784)
Product warranty liability at end of period	$12,571	$9,530	$6,171

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

Legal proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California. Breathe alleged willful infringement on certain patents, declared that inventorship was incorrectly assigned and their rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California business and professional code section 17200. The complaint seeks inventorship of patents to be corrected, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. The Company intends to vigorously defend itself against these allegations.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. The Company intends to vigorously defend itself against these allegations.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig.

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to the Company’s corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On December 23, 2019 and January 6, 2020, plaintiffs filed cross-motions to consolidate the two cases and to appoint lead counsel.

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

10. Foreign currency exchange contracts and hedging

As of December 31, 2019 and December 31, 2018, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $3,396 and $35,708, respectively, and $2,336 and $21,374, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to twelve months. During the years ended December 31, 2019, 2018, and 2017, these contracts had, net of tax, an unrealized loss of $694, an unrealized gain of $404, and an unrealized loss of $121, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the years ended December 31, 2019, 2018 and 2017, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2019, the Company had eleven designated hedges and one non-designated hedges. As of December 31, 2018, the Company had twenty-nine designated hedges and four non-designated hedges.

11. Quarterly summary of information (unaudited)

The following table sets forth the Company’s unaudited quarterly statements of income data in dollars for each of the eight quarters in the period ended December 31, 2019. The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2019	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$90,202	$101,063	$91,761	$78,917
Gross profit	44,409	50,215	43,315	33,922
Income (loss) before provision (benefit) for income taxes	6,072	13,684	8,753	(4,237)
Provision (benefit) for income taxes	770	3,524	1,890	(2,862)
Net income (loss)	5,302	10,160	6,863	(1,375)
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.47	$0.31	$(0.06)
Diluted (1)	$0.24	$0.45	$0.31	$(0.06)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,750,305	21,815,634	21,840,473	21,878,004
Diluted common shares	22,534,885	22,359,679	22,191,688	21,878,004

(1)	Due to net loss for period Q4 December, dilutive loss per share is the same as basic.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2018	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$79,051	$97,238	$95,291	$86,531
Gross profit	37,727	48,470	48,813	43,570
Income before benefit for income taxes	9,687	13,646	11,299	5,823
Benefit for income taxes	(1,071)	(964)	(5,133)	(4,222)
Net income	10,758	14,610	16,432	10,045
Net income per share attributable to common stockholders:
Basic	$0.51	$0.69	$0.77	$0.47
Diluted	$0.48	$0.65	$0.73	$0.44
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,026,154	21,172,170	21,324,256	21,544,202
Diluted common shares	22,295,213	22,503,749	22,659,052	22,600,038

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning				Balance at
(amounts in thousands)	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2019
Allowance for doubtful accounts (1)	$693	$612	$1,100	$—	$205
Allowance for sales returns (2)	890	17,036	16,763	—	1,163
Allowance for rental revenue adjustments (3)	438	1,762	1,789	—	411
Allowance for rental asset loss (4)	594	188	387	—	395
Year ended December 31, 2018
Allowance for doubtful accounts (1)	$1,415	$1,685	$2,677	$270	$693
Allowance for sales returns (2)	904	15,834	15,848	—	890
Allowance for rental revenue adjustments (3)	947	2,678	2,917	(270)	438
Allowance for rental asset loss (4)	754	408	568	—	594
Year ended December 31, 2017
Allowance for doubtful accounts (1)	$1,869	$3,864	$4,418	$100	$1,415
Allowance for sales returns (2)	585	9,909	9,590	—	904
Allowance for rental revenue adjustments (3)	6,078	5,057	10,088	(100)	947
Allowance for rental asset loss (4)	725	561	532	—	754

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

(4)

The additions to the allowance for rental asset loss represent estimated losses of the Company’s rental assets that will potentially be unrecoverable from the patient. Deductions are the actual write-offs of the rental assets.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	Filed Herewith
3.2	Amended and Restated Bylaws of the Registrant.	Filed Herewith
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Amendment No. 2 to Ninth Amended and Restated Investor Rights Agreement, dated December 10, 2018.	10-K	4.3	02/26/19
4.4	Description of Securities.	Filed Herewith
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	10-K	10.11	02/28/17
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13
10.15	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.16	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.17	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.18	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.19	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.20	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.21	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.22+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers.	10-K	10.28	02/28/17
10.23	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP.	8-K	10.1	11/10/15

10.24*	Private Label Distribution Agreement, effective as of November 12, 2014, between the Registrant and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	11/03/16
10.25*	Addendum to Private Label Distribution Agreement between the Company and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	05/09/17
10.26*	First Amendment to Private Label Distribution Agreement by and between the Company and Applied Home Healthcare Equipment, LLC, dated as of February 21, 2018.	10-Q	10.1	04/30/18
10.27*	Second Amendment to Private Label Distribution Agreement by and between the Company and OxyGo HQ, LLC, formerly known as Applied Home Healthcare Equipment, LLC, dated as of March 1, 2019.	10-Q	10.1	05/07/19
10.28	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017.	10-Q	10.1	08/07/18
10.29	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018.	10-Q	10.2	08/07/18
10.30	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018.	10-Q	10.3	08/07/18
10.31	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.32	Lease Agreement, dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.33	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.34+	Transition Agreement and Release by and between the Company and Matthew Scribner, dated September 14, 2018.	8-K	10.1	09/17/18
10.35+	Employment and Severance Agreement, dated August 17, 2018, between the Registrant and Bart Sanford.	10-Q	10.2	11/06/18

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.
+	Indicates a management contract or compensatory plan.
*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

Dated: February 25, 2020

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

Signature	Title	Date

/s/ Scott Wilkinson	Chief Executive Officer, President and Director	February 25, 2020
Scott Wilkinson	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer	February 25, 2020
Alison Bauerlein	(Principal Accounting and Financial Officer)

/s/ Heath Lukatch, Ph.D.	Chairman of the Board	February 25, 2020
Heath Lukatch, Ph.D.

/s/ Benjamin Anderson-Ray	Director	February 25, 2020
Benjamin Anderson-Ray

/s/ Heather Rider	Director	February 25, 2020
Heather Rider

/s/ Loren McFarland	Director	February 25, 2020
Loren McFarland

/s/ R. Scott Greer	Director	February 25, 2020
R. Scott Greer

/s/ Scott Beardsley	Director	February 25, 2020
Scott Beardsley

/s/ Raymond Huggenberger	Director	February 25, 2020
Raymond Huggenberger