Form 10-Q
period 2020-03-31
Inogen Inc
filed 2020-05-05
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 22,047,608 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$208,362	$198,037
Marketable securities	—	11,057
Accounts receivable, net	40,396	34,325
Inventories, net	37,600	35,664
Income tax receivable	2,763	2,976
Prepaid expenses and other current assets	13,868	10,160
Total current assets	302,989	292,219
Property and equipment
Rental equipment, net	38,995	39,308
Manufacturing equipment and tooling	10,267	9,704
Computer equipment and software	7,533	7,266
Furniture and equipment	1,730	1,730
Leasehold improvements	4,398	4,388
Land and building	125	125
Construction in process	2,443	1,773
Total property and equipment	65,491	64,294
Less accumulated depreciation	(45,824)	(44,856)
Property and equipment, net	19,667	19,438
Goodwill	32,912	32,954
Intangible assets, net	75,282	77,533
Operating lease right-of-use asset	8,117	5,855
Deferred tax asset - noncurrent	14,652	14,452
Other assets	5,502	4,888
Total assets	$459,121	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$32,853	$30,730
Accrued payroll	8,650	6,215
Warranty reserve - current	5,614	4,923
Operating lease liability - current	1,863	2,014
Deferred revenue - current	5,957	5,478
Income tax payable	908	821
Total current liabilities	55,845	50,181
Long-term liabilities
Warranty reserve - noncurrent	7,957	7,648
Operating lease liability - noncurrent	9,116	4,702
Earnout liability - noncurrent	25,607	26,559
Deferred revenue - noncurrent	13,211	13,541
Deferred tax liability - noncurrent	85	87
Total liabilities	111,821	102,718
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,044,527 and 22,031,410 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	267,011	263,252
Retained earnings	79,845	81,434
Accumulated other comprehensive income (loss)	422	(87)
Total stockholders' equity	347,300	344,621
Total liabilities and stockholders' equity	$459,121	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2020	2019
Revenue
Sales revenue	$83,140	$84,818
Rental revenue	5,349	5,384
Total revenue	88,489	90,202
Cost of revenue
Cost of sales revenue	47,118	42,067
Cost of rental revenue, including depreciation of $1,299 and $1,705, respectively	3,005	3,726
Total cost of revenue	50,123	45,793
Gross profit
Gross profit-sales revenue	36,022	42,751
Gross profit-rental revenue	2,344	1,658
Total gross profit	38,366	44,409
Operating expense
Research and development	3,605	1,669
Sales and marketing	27,163	28,201
General and administrative	9,777	9,681
Total operating expense	40,545	39,551
Income (loss) from operations	(2,179)	4,858
Other income (expense)
Interest income	552	1,334
Other income (expense)	(60)	(120)
Total other income, net	492	1,214
Income (loss) before provision (benefit) for income taxes	(1,687)	6,072
Provision (benefit) for income taxes	(98)	770
Net income (loss)	(1,589)	5,302
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(158)	(137)
Change in net unrealized gains (losses) on foreign currency hedging	661	84
Less: reclassification adjustment for net (gains) losses included in net income	12	176
Total net change in unrealized gains (losses) on foreign currency hedging	673	260
Change in net unrealized gains (losses) on marketable securities	(6)	13
Total other comprehensive income, net of tax	509	136
Comprehensive income (loss)	$(1,080)	$5,438

Basic net income (loss) per share attributable to common stockholders (Note 7)	$(0.07)	$0.24
Diluted net income (loss) per share attributable to common stockholders (Note 7)	$(0.07)	$0.24
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,916,365	21,750,305
Diluted common shares	21,916,365	22,534,885

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended March 31, 2020 and March 31, 2019
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	3,586	—	—	3,586
Employee stock purchases	16,767	—	1,525	—	—	1,525
Restricted stock awards issued	66,944	—	—	—	—	—
Vesting of restricted stock units	11,265	—	(59)	—	—	(59)
Shares withheld related to net restricted stock settlement	(12,045)	—	(655)	—	—	(655)
Stock options exercised	69,779	—	1,635	—	—	1,635
Net income	—	—	—	5,302	—	5,302
Other comprehensive income	—	—	—	—	136	136
Balance, March 31, 2019 (unaudited)	21,931,342	$22	$255,226	$65,786	$860	$321,894

Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	2,784	—	—	2,784
Employee stock purchases	27,954	—	1,088	—	—	1,088
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	10,167	—	(7)	—	—	(7)
Shares withheld related to net restricted stock settlement	(3,609)	—	(166)	—	—	(166)
Stock options exercised	6,334	—	60	—	—	60
Net loss	—	—	—	(1,589)	—	(1,589)
Other comprehensive income	—	—	—	—	509	509
Balance, March 31, 2020 (unaudited)	22,044,527	$22	$267,011	$79,845	$422	$347,300

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,589)	$5,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,462	2,794
Loss on rental units and other fixed assets	130	171
Gain on sale of former rental assets	(37)	(21)
Provision for sales revenue returns and doubtful accounts	3,608	4,428
Provision for rental revenue adjustments	808	590
Provision for inventory losses	347	456
Stock-based compensation expense	2,784	3,586
Deferred income taxes	(200)	834
Change in fair value of earnout liability	(952)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,511)	(9,517)
Inventories	(3,721)	(2,897)
Income tax receivable	213	100
Prepaid expenses and other current assets	(3,710)	(2,143)
Operating lease right-of-use asset	(2,262)	(5,936)
Other noncurrent assets	460	(491)
Accounts payable and accrued expenses	2,759	(1,974)
Accrued payroll	2,436	(3,572)
Warranty reserve	1,000	227
Deferred revenue	149	367
Income tax payable	103	(277)
Operating lease liability	4,263	6,981
Other noncurrent liabilities	—	(832)
Net cash provided by (used in) operating activities	540	(1,824)
Cash flows from investing activities
Purchases of marketable securities	—	(19,033)
Maturities of marketable securities	11,051	13,750
Investment in property and equipment	(1,479)	(933)
Production and purchase of rental equipment	(735)	(781)
Proceeds from sale of former assets	62	49
Net cash provided by (used in) investing activities	8,899	(6,948)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from financing activities
Proceeds from stock options exercised	60	1,635
Proceeds from employee stock purchases	1,088	1,525
Payment of employment taxes related to release of restricted stock	(173)	(714)
Net cash provided by financing activities	975	2,446
Effect of exchange rates on cash	(89)	(72)
Net increase (decrease) in cash and cash equivalents	10,325	(6,398)
Cash and cash equivalents, beginning of period	198,037	196,634
Cash and cash equivalents, end of period	$208,362	$190,236

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$—	$214
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	38	194

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 829,000 of its Inogen oxygen concentrators as of March 31, 2020.

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

The results of operations for the three months ended March 31, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity.  Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2020. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326). The new standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company adopted this standard on January 1, 2020, and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates step two of the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which a reporting unit’s carrying value exceeds its fair value. The Company adopted this standard on January 1, 2020, and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020, and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

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

The consolidated financial and operating results reflect the New Aera operations beginning August 9, 2019. The following unaudited pro forma information for the three months ended March 31, 2019 presents the revenue and net income assuming the acquisition of New Aera had occurred as of January 1, 2018.

Three months ended
March 31, 2019
Total revenue	$90,207
Net income	$2,650

4. Fair value measurements

Accounting Standards Codification (ASC) 820 — Fair Value Measurements and Disclosures creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820, are as follows:

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$50,238	$—	$50,238	$50,238	$—
Level 1:
Money market accounts	158,124	—	158,124	158,124	—

Level 2:
Corporate bonds	—	—	—	—	—
U.S. Treasury securities	—	—	—	—	—
Total	$208,362	$—	$208,362	$208,362	$—

	As of December 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$51,560	$—	$51,560	$51,560	$—
Level 1:
Money market accounts	146,477	—	146,477	146,477	—

Level 2:
Corporate bonds	2,011	2	2,013	—	2,013
U.S. Treasury securities	9,038	6	9,044	—	9,044
Total	$209,086	$8	$209,094	$198,037	$11,057

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in the consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the consolidated statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $436 and a related payable of $514 as of March 31, 2020 and December 31, 2019, respectively.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains (losses)	other
	translation	marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)
Other comprehensive income (loss)	(158)	(6)	673	509
Balance as of March 31, 2020	$113	$—	$309	$422

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income (loss) and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of March 31, 2020 and December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	As of	As of
Simulation input	March 31, 2020	December 31, 2019
Revenue volatility	35.00%	35.00%
WACC	12.50%	13.00%
20-year risk free rate	1.15%	2.25%
Market price of risk	9.00%	10.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Three months ended
March 31,
2020
Balance at beginning of period	$26,559
Change in fair value	(952)
Balance at end of period	$25,607

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

	March 31,	December 31,
Cash and cash equivalents	2020	2019
Cash	$50,238	$51,560
Money market accounts	158,124	146,477
Total cash and cash equivalents	$208,362	$198,037
Marketable securities
Corporate bonds	$—	$2,013
U.S. Treasury securities	—	9,044
Total marketable securities	$—	$11,057

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

As of March 31, 2020 and December 31, 2019, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $596 and $590, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
Gross accounts receivable	2020	2019
Rental (1)	$3,442	$3,003
Business-to-business and other receivables (2)	38,706	33,101
Total gross accounts receivable	$42,148	$36,104

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
Net accounts receivable	2020	2019
Rental (1)	$2,912	$2,464
Business-to-business and other receivables (2)	37,484	31,861
Total net accounts receivable	$40,396	$34,325

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $8,978 and $10,695 as of March 31, 2020 and December 31, 2019, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of March 31, 2020 and allocated up to $20,000 in coverage as of December 31, 2019 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Allowances - accounts receivable	2020	2019
Doubtful accounts	$167	$205
Rental revenue adjustments	409	411
Sales returns	1,176	1,163
Total allowances - accounts receivable	$1,752	$1,779

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries primarily on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2020, and no single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2019. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $10,341 and $8,978, respectively, as of March 31, 2020, and $10,695 and $5,228, respectively, as of December 31, 2019.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2020, the Company’s three major vendors accounted for 23.6%, 15.2%, and 9.4%, respectively, of total raw material purchases. For the three months ended March 31, 2019, the Company’s three major vendors accounted for 20.6%, 11.6% and 11.4%, respectively, of total raw material purchases.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Approximately 68.7% and 72.5% of the non-U.S. revenue for the three months ended March 31, 2020 and March 31, 2019, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2020 and March 31, 2019, respectively, is as follows:

	Three months ended March 31,
	2020	2019
U.S. revenue	$68,406	$70,399
Non-U.S. revenue	20,083	19,803
Total revenue	$88,489	$90,202

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $2,150 and $1,076 as of March 31, 2020 and December 31, 2019, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the three months ended March 31, 2020 and March 31, 2019, $368 and $441, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flow. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials and work-in-progress	$33,066	$31,676
Finished goods	5,931	5,174
Less: reserves	(1,397)	(1,186)
Inventories, net	$37,600	$35,664

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $524 and $662 for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2020 and March 31, 2019, respectively.

	Three months ended March 31,
	2020	2019
Rental equipment	$1,299	$1,705
Other property and equipment	921	761
Total depreciation and amortization	$2,220	$2,466

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2020 and December 31, 2019, respectively.

	March 31,	December 31,
Property and equipment	2020	2019
Rental equipment, net of allowances of $395 and $395, respectively	$38,995	$39,308
Other property and equipment	26,496	24,986
Property and equipment	65,491	64,294

Accumulated depreciation
Rental equipment	31,035	30,984
Other property and equipment	14,789	13,872
Accumulated depreciation	45,824	44,856

Property and equipment, net
Rental equipment, net of allowances of $395 and $395, respectively	7,960	8,324
Other property and equipment	11,707	11,114
Property and equipment, net	$19,667	$19,438

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of March 31, 2020 and March 31, 2019.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

Balance as of December 31, 2019	$32,954
Translation adjustment	(42)
Balance as of March 31, 2020	$32,912

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of March 31, 2020 and March 31, 2019. Amortization expense for intangible assets for the three months ended March 31, 2020 and March 31, 2019 was $2,242 and $328, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$4,856	$72,844
Licenses	10	185	167	18
Patents and websites	5	4,274	2,479	1,795
Customer relationships	4	1,320	963	357
Commercials	2-3	777	509	268
Total		$84,256	$8,974	$75,282

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$2,914	$74,786
Licenses	10	185	165	20
Patents and websites	5	4,274	2,308	1,966
Customer relationships	4	1,346	897	449
Commercials	2-3	777	465	312
Total		$84,282	$6,749	$77,533

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2020
Remaining 9 months of 2020	$6,722
2021	8,678
2022	8,367
2023	7,792
2024	7,787
Thereafter	35,936
$75,282

Current liabilities

Accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$18,727	$16,399
Accrued inventory (in-transit and unvouchered receipts) and trade payables	11,129	11,124
Accrued purchasing card liability	1,940	1,675
Accrued franchise, sales and use taxes	501	713
Other accrued expenses	556	819
Accounts payable and accrued expenses	$32,853	$30,730

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued bonuses	$1,143	$87
Accrued wages and other payroll related items	4,939	3,158
Accrued vacation	2,262	2,169
Accrued employee stock purchase plan deductions	306	801
Accrued payroll	$8,650	$6,215

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

The Company leases a property owned by a related party. Operating lease cost for the property was $8 for the three months ended March 31, 2020, which was included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2020	2019
Cash paid for operating lease liabilities	$593	$576
Operating lease cost	632	544
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	2,809	6,418
Weighted-average remaining lease term	2.5 years	3.1 years
Weighted-average discount rate	3.7%	3.8%

Maturities of lease liabilities due in the 12-month period ending March 31,
2021	$2,205
2022	2,057
2023	1,737
2024	1,725
2025	1,133
Thereafter	3,521
12,378
Less imputed interest	(1,399)
Total lease liabilities	$10,979

Operating lease liability - current	$1,863
Operating lease liability - noncurrent	$9,116
Total lease liabilities	$10,979

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2020, the Company has additional operating leases for its corporate headquarters in California and industrial space in Texas that have not yet commenced, with total minimum lease payments of $21,548. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases are estimated to commence in the third and fourth quarters of 2020 with a lease term of 10-11 years. This table excludes lease payments that were not fixed at commencement or modification.

7. Earnings (loss) per share

Earnings (loss) per share (EPS) is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

Basic earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2020	2019
Numerator—basic and diluted:
Net income (loss)	$(1,589)	$5,302

Denominator:
Weighted-average common shares - basic common stock (1)	21,916,365	21,750,305
Weighted-average common shares - diluted common stock	21,916,365	22,534,885

Net income (loss) per share - basic common stock	$(0.07)	$0.24
Net income (loss) per share - diluted common stock (2)	$(0.07)	$0.24

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,916,365	21,750,305
Stock options and other dilutive awards	327,891	784,580
Weighted-average common shares - diluted common stock	22,244,256	22,534,885
Shares excluded from diluted weighted-average shares:
Stock options	81,220	—
Restricted stock units and restricted stock awards	293,236	119,378
Shares excluded from diluted weighted-average shares	374,456	119,378

(1)

Unvested restricted stock units and restricted stock awards are not included as shares outstanding in the calculation of basic earnings (loss) per share. Vested restricted stock units and restricted stock awards are included in basic earnings (loss) per share if all vesting and performance criteria have been met. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings (loss) per share as long as all applicable performance criteria are met, and their effect is dilutive. Restricted stock awards are eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

(2)	Due to a net loss for the three months ended March 31, 2020, dilutive loss per share is the same as basic.

The computations of diluted net income (loss) attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three months ended March 31, 2019.

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

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2016 for federal and prior to 2015 to 2016 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 PHE. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s results of operations as of and for the three months ended March 31, 2020. The Company is continuing to assess the future implications of these provisions within the CARES Act.

9. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of March 31, 2020, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2020, options to purchase 138,736 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2020, awards with respect to 1,217,373 shares of the Company’s common stock were outstanding, and 1,643,970 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2020, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the three months ended March 31, 2020 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2019	980,884	$0.75-$83.30	$35.24	2.84	$34.07
Granted	—	—	—
Exercised	(6,334)	1.17-24.52	9.42
Forfeited	(1,876)	44.19-56.72	52.54
Expired	—	—	—
Outstanding as of March 31, 2020	972,674	0.75-83.30	35.38	2.59	18.39
Vested and exercisable as of March 31, 2020	953,431	0.75-83.30	35.20	2.58	18.61
Vested and expected to vest as of March 31, 2020	971,431	$0.75-$83.30	$35.37	2.59	$18.40

The total intrinsic value of options exercised during the three months ended March 31, 2020 and March 31, 2019 was $239 and $6,733, respectively. The unrecognized compensation expense related to non-vested stock-based compensation granted under the Plans as of March 31, 2020 was $163. This amount is expected to be recognized over a weighted-average period of 0.1 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the three months ended March 31, 2020 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	145,413	58,972	204,385	45.78
Vested	(10,309)	—	(10,309)	107.85
Forfeited/canceled	(4,293)	(3,134)	(7,427)	100.06
Unvested restricted stock units as of March 31, 2020 (1)	239,787	58,972	298,759	$56.44
Unvested and expected to vest restricted stock units outstanding as of March 31, 2020			263,337	$57.23

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Granted	—	—	—	—
Vested	(8,301)	—	(8,301)	108.51
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of March 31, 2020 (1)	62,769	33,355	96,124	$90.97
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2020			76,815	$90.08

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2020, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $18,992, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.9 years.

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

As of March 31, 2020, a total of 670,678 shares of common stock were available for sale pursuant to the ESPP.

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

For 2020, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2020 and March 31, 2019, was as follows:

	Three months ended
	March 31,
	2020	2019
Stock-based compensation expense by type of award:
Stock option plan awards	$525	$1,147
Restricted stock units and restricted stock awards	2,083	2,257
Employee stock purchase plan	176	182
Total stock-based compensation expense	$2,784	$3,586

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the three months ended March 31, 2020 and March 31, 2019 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2020 and March 31, 2019, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2020	2019
Cost of revenue	$229	$285
Research and development	320	377
Sales and marketing	612	690
General and administrative	1,623	2,234
Total stock-based compensation expense	$2,784	$3,586

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company began matching employees’ contributions, effective January 1, 2017. The Company contributed $252 and $318, net of forfeitures, to the 401(k) plan for the three months ended March 31, 2020 and March 31, 2019, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of March 31, 2020, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 9 months of 2020	$433
2021	457
2022	—
2023	—
2024	—
Thereafter	—
$890

Purchase obligations

The Company had approximately $61,400 of outstanding purchase orders with its outside vendors and suppliers as of March 31, 2020.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Product warranty liability at beginning of period	$12,571	$9,530
Accruals for warranties issued	2,650	8,131
Adjustments related to preexisting warranties (including changes in estimates)	—	1,433
Settlements made (in cash or in kind)	(1,650)	(6,523)
Product warranty liability at end of period	$13,571	$12,571

Contract Liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the three months ended March 31, 2020 was primarily driven by $1,648 of payments received in advance of satisfying performance obligations, partially offset by $1,289 of revenue recognized that were included in the deferred revenue balances as of December 31, 2019. Deferred revenue related to lifetime warranties was $18,087 and $17,728 as of March 31, 2020 and December 31, 2019, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company believes that it is in compliance in all material respects with applicable fraud and abuse regulations and other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted to ensure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act), in part, imposes notification requirements of certain security breaches relating to protected health information. The Company believes that it complies in all material respects with the provisions of those regulations that are applicable to the Company’s business.

Legal proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). Both of these lawsuits are stayed until June 2020. The Company intends to vigorously defend itself against the allegations in both lawsuits should the stays be lifted.

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

11. Foreign currency exchange contracts and hedging

As of March 31, 2020 and March 31, 2019, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $3,885 and $23,788, respectively, and $2,369 and $16,072, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months. During the three months ended March 31, 2020 and March 31, 2019, these contracts had, net of tax, an unrealized gain of $673 and $260, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2020 and March 31, 2019, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of March 31, 2020, the Company had eight designated hedges and one non-designated hedge. As of March 31, 2019, the Company had twenty-two designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flows, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment and expectations regarding the impact of the COVID-19 public health emergency (PHE) on our business;
•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 PHE impacting respiratory care, and future changes in rental revenue;

•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products, including the integration of non-invasive ventilation technology into our existing business;
•

our expectations of the impact of the COVID-19 PHE on direct-to-consumer sales, productivity, hiring, media expenditures, physician-based sales team and physician referrals, and worldwide demand for oxygen and non-invasive ventilation (NIV) therapies;

•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business and enter new markets;
•	our expectations regarding the average selling prices and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectations regarding our sales and marketing strategy channels;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the U.S. on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets, including our recent acquisition of New Aera, Inc. (New Aera);
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits or deficiencies from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, China, Ecuador, South Korea, Mexico, Europe (European Union Registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Australia, Brazil, Chile, China, Columbia, Europe (European Union application), India, Malaysia, Paraguay, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark application for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

COVID-19 PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has impacted and will likely continue to impact our business operations, demand for our products, the manufacture or shipment of our products, and could adversely impact our financial condition or operating results.

Our priorities during the COVID-19 PHE include protecting the health and safety of our employees and supporting our patients and customers. Given the COVID-19 impact to the respiratory system, oxygen therapy is prescribed by healthcare professionals for treatment and recovery for certain patients with COVID-19. We also believe stationary and portable oxygen concentrators could provide relief to global hospital systems by allowing appropriate patients to be treated in the home, such as patients early in the disease progression or those in recovery post hospital discharge, thus making room for more severe patients who need treatment in the hospital.

The COVID-19 PHE did not have a material net impact to our consolidated operating results in the three months ended March 31, 2020. However, the COVID-19 PHE had offsetting impacts during the period. For example, towards the end of the first quarter ended March 31, 2020, there was heightened interest and demand for our oxygen concentrators within our domestic business-to-business sales channel. The demand increase in our business-to-business sales channels, was partially offset by lower direct-to-consumer sales toward the end of the first quarter. We believe the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence reduced direct-to-consumer sales. While there was an initial surge in demand for oxygen concentrators by our home medical equipment providers early in the COVID-19 PHE, we believe that demand could be limited or decline while physician offices continue limiting patient interactions for new chronic obstruction pulmonary disease (COPD) patient referrals. The COVID-19 PHE could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 PHE may cause reduced demand for our products across all channels if it results in a recessionary global economic environment or a reduction in regular physician interactions and testing which could lead to lower rate of diagnosis for long-term oxygen therapy. Additionally, we believe our initially planned 2020 sales and marketing expansion would be negatively impacted due to the COVID-19 PHE, which may reduce the close rates on patients who contact us resulting in less efficient marketing spend, reduce the number of oxygen therapy patients who respond to our marketing campaigns, reduce the number of sales representatives hired, or impact the results or timing of a pricing trial. Given these uncertainties, we are implementing cost savings by decreasing personnel hires and reducing advertising spend, while also increasing rental setups to improve lead utilization.

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. As the COVID-19 PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities. Employees whose tasks can be done offsite have been instructed to work from home and most of our total personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. For the three months ended March 31, 2020, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 PHE. However, the COVID-19 PHE could result in an unforeseen disruption to our supply chain that could impact our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Long-term oxygen therapy is defined as the provision of oxygen therapy for use at home in patients who have chronic low blood oxygen levels (hypoxemia). Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing as little as approximately 2.8 pounds with a single battery. Our Inogen One systems range from 2.6 to 6.5 hours of battery life with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

We believe that we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed, which we believe has contributed to our market leadership position in the POC market. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only POC manufacturer that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on the consumer’s behalf.

We derive the majority of our revenue from the sale and rental of our Inogen One systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, charitable organizations, and distributors, including our private label partner. We sell multiple configurations of our Inogen One and Inogen At Home systems with various batteries, accessories, warranties, power cords and language settings. We also rent our products to Medicare beneficiaries and patients with other insurance coverage to support their long-term oxygen needs as prescribed by a physician as part of a care plan. Our goal is to design, build and market oxygen solutions that redefine how long-term oxygen therapy is delivered.

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2019, the number of inside sales representatives decreased to 329 from 446 as of December 31, 2018; however, overall sales representative productivity improved during the period. In the second half of 2019, we restarted our sales capacity expansion efforts with a more measured approach, selectively hiring new sales representatives across all three of our facilities. We also increased our sale representatives in the first quarter of 2020. Going forward, except as otherwise limited by the impact of the COVID-19 PHE, our long-term plan is to continue to hire to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, improved training, and more emphasis on the availability of the Inogen One G5®, which has higher patient preference. We also plan to expand our physician referral team in 2020 to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 20 employees as of December 31, 2019. However, our sales expansion and productivity improvements planned in 2020 have been negatively impacted due to the COVID-19 PHE. We plan to slow down the addition of sales representative headcount for the remainder of 2020 as a result. This may also reduce the number of oxygen therapy patients who purchase our products through our direct-to-consumer sales channel. We believe we could continue to see a decline in sales in our direct-to-consumer channel until patient mobility and consumer confidence increases. As this is a dynamic situation, we plan to continue to monitor the COVID-19 PHE in the United States and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  We expended $40.3 million in media and advertising costs in 2019 compared to $30.8 million in 2018, to drive greater patient awareness of our products and increase patient inquiries about their ability to switch from their current oxygen products to our technology. Media and advertising costs remained relatively flat at $10.0 million in the first quarter of 2020 compared to $10.2 million in the first quarter of 2019. We initially planned to continue to increase marketing spend to drive consumer and physician awareness of our products in 2020. We also initially planned to perform a pricing trial in 2020 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with home medical equipment (HME) providers. We currently plan to reduce marketing spend during the COVID-19 PHE due to the lower return on those investments and to conserve cash. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our domestic home medical equipment provider and reseller sales in the face of reimbursement uncertainty.  We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, traditional HME providers, and charitable organizations. We offer patient-preferred, low service cost products and financing programs to help providers convert their businesses to a non-delivery POC business model.

While HME providers have been adopting our products in prior quarters, growth has been challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. However, supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. As a result we have seen increased demand for our products for patients who can be treated in the home instead of an acute hospital setting. This demand is mostly being filled through our HME provider partners, who work closely with hospitals to discharge patients into a home treatment program. We also believe the increase in demand that we have recently experienced for our products in our business-to-business channels due to the COVID-19 PHE may be lumpy over time, and could also be limited or decline in the future as new COPD patient referrals could decline as physician offices are limiting patient interactions.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2019, we added a rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2019 with 25 patient intake representatives and administrative personnel and plan to continue to scale the rental intake team in 2020, which we believe will lead to increased patients on service and growth in rental revenue in future periods. Due to the COVID-19 PHE, we have also seen Medicare and commercial payors reduce the administrative burden for oxygen therapy, which we believe will increase rental setups during the COVID-19 PHE, and we have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which should also increase rental revenue during the COVID-19 PHE.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. Like in the United States, the COVID-19 pandemic has led to an increase in international demand for oxygen therapy products. Like in the United States, we also believe the increase in demand that we have recently experienced for our products in our business-to-business channels due to the COVID-19 PHE may be lumpy over time, and could also be limited or decline in the future as new COPD patient referrals could decline as physician offices are limiting patient interactions. Further, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market, and had previously expected clearance as early as 2021, although we believe that due to the COVID-19 PHE, regulatory clearance may be delayed. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products.  We incurred $3.6 million and $1.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation POC, the Inogen One G5, in our direct-to-consumer channel during the second quarter of 2019, in our domestic business-to-business channel during the third quarter of 2019, and in certain markets in our international business-to-business channel in the fourth quarter of 2019. Some international markets require additional regulatory or reimbursement clearances to release the product, and we are in the process of obtaining additional clearances to access additional markets. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the intermediate term. At volume, we expect the Inogen One G5 to be our lowest cost product to manufacture. The Inogen One G5 represented more than 60% of total domestic POC units sold in the first quarter of 2020, showing the strong demand for this product from both patients and providers.

In the fourth quarter of 2018, we launched Inogen Connect, our new connectivity platform on our Inogen One G4® in our direct-to-consumer channel and in our domestic business-to-business channel in the first quarter of 2019. We also launched Inogen Connect in our Inogen One G5 at the launch of this product in the United States. Inogen Connect is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and FDA-cleared Tidal Assist ® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in the remainder of 2020, although we expect limited contributions to revenue in 2020. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

In addition, we plan to use this technology as a platform to expand our total addressable market into the high-growth NIV market, where we believe there is a significant worldwide untreated market opportunity. We believe this market could undergo disruption similar to oxygen given the immobile nature of legacy NIV product offerings. The monthly Medicare reimbursement rate is significantly higher for NIV products than oxygen therapy at a minimum of $934 a month. Also, effective January 1, 2019, a new Medicare Healthcare Common Procedure Coding System (HCPCS) code has been added to allow billing for a multi-function ventilator that includes both ventilation and oxygen.

It is uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the Centers for Medicare and Medicaid Services, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals until revisions are made to the product to meet the coding requirements. For a discussion of certain significant risks relating to the TAV reimbursement, see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Richardson, Texas and Goleta, California. In 2020, we are focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and our oxygen concentrator products, and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended March 31, 2020 and March 31, 2019, approximately 22.7% and 21.9%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 68.7% and 72.5% of the non-U.S. revenue for the three months ended March 31, 2020 and March 31, 2019, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $88.5 million and $90.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in total revenue in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decline in direct-to-consumer sales, partially offset by increased domestic business-to-business sales. We generated net income (loss) of ($1.6) million and $5.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We generated Adjusted EBITDA of $4.1 million and $11.1 million in the three months ended March 31, 2020 and March 31, 2019, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2020, our retained earnings were $79.8 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and the TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, productivity improvements, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans may be impacted by the COVID-19 PHE. While HME providers continue to convert their business model and purchase POCs, we expect growth could be challenged due to their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 with the lack of visibility to who will win contracts and any change in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 PHE and we expect that such disruption will continue for the duration of the COVID-19 PHE. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 7-11% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen and NIV providers, our private label partner, resellers, and charitable organizations who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net oxygen and NIV therapy patient populations, and is presently being impacted by the COVID-19 PHE. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 53,400 systems in the three months ended March 31, 2020 and 50,400 systems for the same period in 2019. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy or NIV therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. However, due to the COVID-19 PHE, CMS has proposed to reduce the paperwork requirements for Medicare oxygen therapy patients. The interim final rule was published on April 6, 2020, and there is a comment period until June 1, 2020 (discussed in more detail in the Reimbursement section below). Changes are expected to be retroactive to March 1, 2020.

Rental revenue decreased slightly in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to lower patients on service, partially offset by higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy increased 1.5% to 3.5%, effective January 1, 2020. In addition, as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (discussed in more detail in the Reimbursement section below), the 2% Medicare sequester reduction was temporarily eliminated, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was also extended for the duration of the COVID-19 PHE, which could increase the rates in 2021 if the COVID-19 PHE continues. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts.

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

We had approximately 24,600 and 26,200 oxygen rental patients as of March 31, 2020 and March 31, 2019, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 6.0% of our total revenue in the three months ended March 31, 2020, as well as in the three months ended March 31, 2019. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2020, approximately 78.2% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 Public Health Emergency (PHE) that impact oxygen therapy. The Coronavirus Preparedness and Response Supplement Appropriations Act (H.R. 6074) passed on March 6, 2020 allows the U.S. Department of Health and Human Services (HHS) to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by the HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. H.R. 6074 also granted authority to waive certain requirements.

Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020, included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate is retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% percent Medicare sequester reduction that went into effect in 2013. This relief will be effective May 1, 2020 through December 31, 2020.

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. There is a comment period until June 1, 2020 before this IFR can be finalized. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived. In addition, the administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes are expected to be retroactive to early March 2020.

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

In Round 2021 of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, our products were categorized in the product category of respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of the competitive bidding program, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019, and we bid in 129 of the 130 total Competitive Bidding Areas (CBAs). It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.7% of our total revenue in the three months ended March 31, 2020.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2020 and March 31, 2019. Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2020 and March 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Average Medicare reimbursement rates for NIV HCPCS code E0466 were a monthly, non-capped rental with rates of $1,042.26 a month in 2019, and increased 0.9% effective January 1, 2020 to $1,051.64 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 was $1,827.24 per month in 2019 and increased to $1,843.69 a month effective January 1, 2020.

It is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the Centers for Medicare and Medicaid Services, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by home medical equipment providers and also our direct rentals. For a discussion of certain significant risks relating to the TAV reimbursement and the upcoming round of competitive bidding, see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

As of March 31, 2020, we had 90 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 44% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income (loss).

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets.  We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. Particularly, due to the mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we may not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. As more home medical equipment (HME) providers adopt POCs in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of our sales representatives and the amount of marketing spend in each quarter.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen One systems, Inogen At Home systems, TAV systems, and related accessories to individual consumers, our private label partner, HME providers, distributors, resellers, and charitable organizations worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue decreased slightly in the three months ended March 31, 2020, primarily due to lower patients on service, partially offset by higher Medicare reimbursement rates. We expect our rental revenue to modestly increase in 2020 as we scale the rental intake team, increase new rental setups, and benefit from the higher Medicare reimbursement rates for oxygen therapy. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes including the impact of COVID-19 PHE changes, Round 2021 competitive bidding, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, manufacturing engineering, and quality assurance employees and temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs and materials. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. The TAV system has a 1-year and a 3-year warranty. We establish a reserve for the cost of future warranty repairs based on historical warranty repair costs incurred as well as historical failure rates. Provisions for warranty obligations, which are included in cost of sales revenue, are provided for at the time of revenue recognition.

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

We expect rental gross margin percentage to increase over time, primarily associated with higher rental revenue per patient and lower costs. We expect the average cost of rental revenue per patient to decline in future periods as a result of our ongoing efforts to reduce average unit cost of our systems as well as reductions in depreciation, service costs, and logistics costs.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense decreased in the three months ended March 31, 2020 as compared to March 31, 2019, primarily due to reduced personnel-related expenses for lower average sales representative headcount. We restarted our sales capacity expansion efforts in the second half of 2019, but we plan to hire additional sales representatives at a more controlled pace across all of our facilities to expand sales capacity. In addition, due to the COVID-19 PHE, we expect to reduce marketing spend and reduce sales representative headcount additions for the remainder of 2020. However, we still expect a further increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in 2020 associated with the expanded launch of the TAV product following the limited launch in December 2019.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, human resources, and information technology (IT) departments as well as facilities costs, sales bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses.

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

Results of operations

Comparison of three months ended March 30, 2020 and March 31, 2019

Revenue

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$83,140	$84,818	$(1,678)	-2.0%	94.0%	94.0%
Rental revenue	5,349	5,384	(35)	-0.7%	6.0%	6.0%
Total revenue	$88,489	$90,202	$(1,713)	-1.9%	100.0%	100.0%

Sales revenue decreased $1.7 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or a decrease of 2.0% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales, partially offset by higher domestic business-to-business sales. We sold approximately 53,400 oxygen systems during the three months ended March 31, 2020 compared to approximately 50,400 oxygen systems sold during the three months ended March 31, 2019, or an increase of 6.0%. The increase in the number of systems sold resulted mainly from an increase in business-to-business sales in the United States, primarily due to increased sales to our private label partner. In addition, international business-to-business sales increased slightly, mostly from our partners in Canada and Australia, partially offset by a decline in sales to our partners in Europe primarily due to unfavorable currency rates and tender uncertainty in certain European regions. These increases were partially offset by a decline in domestic direct-to-consumer sales, primarily due to a decline in average sales representative headcount and reduced demand associated with the COVID-19 PHE late in the quarter, partially offset by increased productivity.

Rental revenue was relatively flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, or a decrease of 0.7% from the comparable period. The decrease in rental revenue was primarily related to a 6.1% decline in rental patients on service from the comparative period, partially offset by higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	March 31,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$27,554	$26,061	$1,493	5.7%	31.2%	28.9%
Business-to-business international sales	20,083	19,803	280	1.4%	22.7%	21.9%
Direct-to-consumer domestic sales	35,503	38,954	(3,451)	-8.9%	40.1%	43.2%
Direct-to-consumer domestic rentals	5,349	5,384	(35)	-0.7%	6.0%	6.0%
Total revenue	$88,489	$90,202	$(1,713)	-1.9%	100.0%	100.0%

Domestic business-to-business sales increased 5.7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily the result of increased demand from our home medical equipment partners for oxygen concentrators in response to the COVID-19 PHE, partially offset by lower Inogen One G5 availability early in the quarter and uncertainty around competitive bidding Round 2021.

Business-to-business international sales increased slightly by 1.4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, mostly due to increased sales to our partners in Canada and Australia and increased demand associated with the COVID-19 PHE late in the quarter, partially offset by a decline in sales to our partners in Europe primarily due to tender uncertainty in certain European regions. In the three months ended March 31, 2020, sales in Europe as a percentage of total international sales revenue decreased to 84.6% versus 86.5% in the comparative period in 2019, primarily because of the increase in sales in Canada and Australia and reduced sales in Europe.

Domestic direct-to-consumer sales decreased 8.9% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decline in average sales representative headcount and government mandated shelter-in-place initiatives, partially offset by increased productivity of inside sales representatives.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$47,118	$42,067	$5,051	12.0%	53.2%	46.6%
Cost of rental revenue	3,005	3,726	(721)	-19.4%	3.4%	4.2%
Total cost of revenue	$50,123	$45,793	$4,330	9.5%	56.6%	50.8%

Gross profit - sales revenue	$36,022	$42,751	$(6,729)	-15.7%	40.8%	47.4%
Gross profit - rental revenue	2,344	1,658	686	41.4%	2.6%	1.8%
Total gross profit	$38,366	$44,409	$(6,043)	-13.6%	43.4%	49.2%

Gross margin percentage - sales revenue	43.3%	50.4%
Gross margin percentage- rental revenue	43.8%	30.8%
Total gross margin percentage	43.4%	49.2%

Cost of sales revenue increased $5.1 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or an increase of 12.0% over the comparable period. The increase in cost of sales revenue was primarily attributable to labor and overhead expenses, product and sales channel mix, as well as higher cost per unit associated with the Inogen One G5 during the period.

Cost of rental revenue decreased $0.7 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or a decrease of 19.4% from the comparable period. The decrease in cost of rental revenue was primarily attributable to a 6.1% decrease in total patients on service and reduced rental asset depreciation expense and servicing costs. Cost of rental revenue included $1.3 million of rental asset depreciation for the three months ended March 31, 2020 compared to $1.7 million for the three months ended March 31, 2019.

Sales revenue gross margin percentage decreased to 43.3% for the three months ended March 31, 2020 from 50.4% for the three months ended March 31, 2019. The decrease in sales gross margin percentage was primarily related to higher cost of goods sold associated with certain manufacturing inefficiencies in the period that contributed to higher labor and overhead expenses, lower average selling prices, and increased business-to-business sales mix which has a lower gross margin. Total worldwide business-to-business sales revenue accounted for 57.3% of total sales revenue in the three months ended March 31, 2020 versus 54.1% in the three months ended March 31, 2019.

Rental revenue gross margin percentage increased to 43.8% for the three months ended March 31, 2020 from 30.8% for the three months ended March 31, 2019, primarily due to higher rental revenue per patient on service and lower depreciation and servicing costs per patient on service.

Research and development expense

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$3,605	$1,669	$1,936	116.0%	4.1%	1.9%

Research and development expense increased $1.9 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or an increase of 116.0% over the comparable period, primarily due to $1.9 million in intangible amortization costs related to the New Aera acquisition.

Sales and marketing expense

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$27,163	$28,201	$(1,038)	-3.7%	30.7%	31.3%

Sales and marketing expense decreased $1.0 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or a decrease of 3.7% from the comparable period. The decrease was primarily attributable to a decrease of $1.4 million of lower personnel-related expenses associated with the decline in average sales representative headcount, partially offset by an increase of $0.4 million in dues, fees and license costs. In the three months ended March 31, 2020, we spent $10.0 million in media and advertising costs versus $10.2 million in the comparative period in 2019.

General and administrative expense

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$9,777	$9,681	$96	1.0%	11.0%	10.6%

General and administrative expense increased $0.1 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or an increase of 1.0% from the comparable period. The increase was primarily attributable to $0.6 million in professional and consulting fees, partially offset by a $1.0 million of benefit related to the change in fair value of the New Aera earnout liability and $0.2 million in lower personnel-related expenses.

Other income (expense), net

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$552	$1,334	$(782)	-58.6%	0.6%	1.5%
Other income (expense)	(60)	(120)	60	50.0%	-0.1%	-0.2%
Total other income, net	$492	$1,214	$(722)	-59.5%	0.5%	1.3%

Total other income, net decreased $0.7 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or a decrease of 59.5% from the comparable period. The decrease was primarily attributable to a decrease of $0.8 million in interest income on cash equivalents and marketable securities.

Income tax expense (benefit)

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense (benefit)	$(98)	$770	$(868)	-112.7%	-0.1%	0.8%
Effective income tax rate	5.8%	12.7%

Income tax expense decreased $0.9 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily attributable to a loss before income tax expense (benefit).

Our effective tax rate in the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, partially offset by the changes in income before income tax expense (benefit), increase in favorable permanent differences and research and development credits. In the three months ended March 31, 2020, excess tax deficiencies recognized from stock-based compensation decreased our income tax benefit by $0.2 million and our effective tax rate by 14.1%, as compared to the tax rate without such deficiencies. For comparison, in the three months ended March 31, 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.6 million and our effective tax rate by 10.4%, as compared to the tax rate without such benefits.

Net income (loss)

	Three months ended
	March 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income (loss)	$(1,589)	$5,302	$(6,891)	-130.0%	-1.8%	5.9%

Net income (loss) decreased $6.9 million for the three months ended March 31, 2020 from the three months ended March 31, 2019, or a decrease of 130.0% from the comparable period. The decrease in net income was primarily related to lower gross margin.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2020, we had purchase obligations with outside vendors and suppliers of approximately $61.4 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

Liquidity and capital resources

As of March 31, 2020, we had cash and cash equivalents of $208.4 million, which consisted of highly-liquid investments with a maturity of three months or less. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $52.2 million from proceeds related to stock option exercises and our employee stock purchase plan. For the three months ended March 31, 2020 and March 31, 2019, we received $1.1 million and $3.2 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2020 consisted of capital expenditures of $2.2 million including additional rental equipment and other property, plant and equipment.

The COVID-19 PHE did not yet materially impact our liquidity position to date and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2020 vs. 2019
Summary of consolidated cash flows	2020	2019	$	%
Cash provided by (used in) operating activities	$540	$(1,824)	$2,364	129.6%
Cash provided by (used in) investing activities	8,899	(6,948)	15,847	228.1%
Cash provided by financing activities	975	2,446	(1,471)	-60.1%
Effect of exchange rates on cash	(89)	(72)	(17)	-23.6%
Net increase (decrease) in cash and cash equivalents	$10,325	$(6,398)	$16,723	261.4%

(amounts in thousands)	March 31,	December 31,
Working capital	2020	2019
Cash and cash equivalents	$208,362	$198,037
Marketable securities	—	11,057
Accounts receivable, net	40,396	34,325
Inventories, net	37,600	35,664
Income tax receivable	2,763	2,976
Prepaid expenses and other current assets	13,868	10,160
Total current assets	302,989	292,219

Accounts payable and accrued expenses	32,853	30,730
Accrued payroll	8,650	6,215
Warranty reserve - current	5,614	4,923
Operating lease liability - current	1,863	2,014
Deferred revenue - current	5,957	5,478
Income tax payable	908	821
Total current liabilities	55,845	50,181

Net working capital	$247,144	$242,038

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the three months ended March 31, 2020 consisted primarily of non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $4.5 million, provision for sales returns and doubtful accounts of $3.6 million, stock-based compensation expense of $2.8 million, provision for rental revenue adjustments of $0.8 million, and provision for inventory obsolescence and other inventory losses of $0.3 million, partially offset by the net changes in operating assets and liabilities of $8.8 million, our net loss of $1.6 million, change in fair value of the earnout liability of $1.0 million and a $0.2 million increase in deferred tax assets.

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

Investing activities

Net cash provided by (used in) investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of marketable securities.

For the three months ended March 31, 2020, we received $11.1 million in maturities of marketable securities, partially offset by investments of $2.2 million in the production and purchase of rental assets and other property, equipment and leasehold improvements.

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

For the three months ended March 31, 2020, net cash provided by financing activities consisted of $1.1 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.2 million.

For the three months ended March 31, 2019, net cash provided by financing activities consisted of $3.2 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.7 million.

Sources of funds

Our cash provided by (used in) operating activities in the three months ended March 31, 2020 was $0.1 million compared to ($1.8) million in the three months ended March 31, 2019. As of March 31, 2020, we had cash and cash equivalents of $208.4 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2020	2019
Net income (loss)	$(1,589)	$5,302
Non-GAAP adjustments:
Interest income	(552)	(1,334)
Provision (benefit) for income taxes	(98)	770
Depreciation and amortization	4,462	2,794
EBITDA (non-GAAP)	2,223	7,532
Stock-based compensation	2,784	3,586
Change in fair value of earnout liability	(952)	—
Adjusted EBITDA (non-GAAP)	$4,055	$11,118

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rate and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2020 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.4 million decline in revenue for the three months ended March 31, 2020. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $208.4 million as of March 31, 2020, which consisted of highly-liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment interest income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2020 and March 31, 2019. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three months ended March 31, 2020 or March 31, 2019.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). Both of these lawsuits are stayed until June 2020. The Company intends to vigorously defend itself against the allegations in both lawsuits should the stays be lifted.

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

The long-term oxygen therapy market and the non-invasive ventilator market are highly competitive industries. We compete with a number of manufacturers and distributors of POCs, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. In the non-invasive ventilator market, we compete with manufacturers and distributors of other portable non-invasive ventilators, as well as HME providers that supply these products.

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Breathe Technologies, Inc. (recently announced to be acquired by Hill-Rom Holdings, Inc.), Breas Medical, Ventec Life Systems, Covidien, and Nidek Medical. Additional competitors have also pre-announced upcoming product launches of POCs including 3B Medical, SysMed, and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy and non-invasive ventilator device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

As a result, our competitors may be able to respond more quickly and effectively than we can due to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements or changing or uncertain business conditions or macroeconomic trends. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, including those who have adopted or may in the future adopt direct-to-consumer sales models, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended March 31, 2020 and March 31, 2019, sales revenue to our top 10 customers accounted for approximately 32.4% and 34.8%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the three months ended March 31, 2020, and no single customer represented more than 10% of our total revenue for the three months ended March 31, 2019. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components or changes in import tariffs, trade restrictions or barriers;
•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;
•	our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 PHE;
•	we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we fail to comply with the applicable regulations, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could constitute a material modification or require a redesign of our products and, potentially, require additional Food and Drug Administration (FDA) clearance or approval before we could use any materially modified or redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and results of operations.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $3.6 million and $1.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2020 and March 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impacts oxygen therapy and other durable medical equipment. The Coronavirus Preparedness and Response Supplement Appropriations Act (H.R. 6074) passed on March 6, 2020 allows the HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. H.R. 6074 also granted authority to waive certain requirements. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, passed on March 27, 2020 included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate is retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% Medicare sequester reduction that went into effect in 2013. This relief will be effective May 1, 2020 through December 31, 2020. In addition, the CARES Act established a provider relief fund of $100 billion, of which $30 billion was distributed on April 10, 2020, for Medicare providers and suppliers to prevent, prepare for, and respond to the coronavirus, and as a Medicare supplier we also received funds of $1.1 million in the second quarter of 2020. On April 22, 2020, HHS announced four new funding allocations that the agency will use to distribute the remaining $70 billion in provider relief funds: (1) $20 billion has been allocated based on 2018 net patient revenues across all payers starting on April 24, 2020, (2) $10 billion was allocated to healthcare providers disproportionately impacted by the COVID-19 PHE, (3) $10 billion was allocated to rural hospitals and health clinics, and (4) $400 million was allocated to the Indian Health Service. The unspecified remaining amount of funds was allocated to payments for treating uninsured COVID-19 patients. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provides additional funding of $484 billion to programs enacted under the CARES Act.  Of the $484 billion, $75 billion is additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which is in additional to the $100 billion approved in the CARES Act.

•

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. There is a comment period until June 1, 2020 before this can be finalized. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived.

•

The administration has also issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS is waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes are expected to be retroactive to early March 2020.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 4.7% of our total revenue in the three months ended March 31, 2020 and 4.9% in the three months ended March 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of March 31, 2020 and March 31, 2019. Our capped patients as a percentage of total patients on service was approximately 19.5% as of March 31, 2020 and March 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Average Medicare reimbursement rates for NIV HCPCS code E0466 were a monthly, non-capped rental with rates of $1,042.26 a month in 2019, and increased 0.9% effective January 1, 2020 to $1,051.64 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 was $1,827.24 per month in 2019 and increased to $1,843.69 a month effective January 1, 2020. While NIV has been removed from competitive bidding round 2021, NIV may be included in future rounds, which could reduce the reimbursement rates for these products.

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of April 3, 2020, there were 75 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill. As part of the CARES Act, portions of this bill including the 50/50 blended reimbursement rate in rural and noncontiguous areas and the 72/25 blended reimbursement rate for non-rural, non-competitive bidding areas were approved effective for claims after March 6, 2020 for the length of the COVID-19 PHE.

On March 11, 2019, the current presidential administration sent Congress a 2020 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. This specific proposal is estimated to save the government $7.1 billion in Medicare savings and $0.4 billion in Medicaid savings over 10 years. In addition to changes to competitive bidding, the 2020 budget proposal would enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. In addition, the proposal allows an administrative penalty of $50 for Part B items/services and $100 for Part A services on providers for ordering high-risk, high-cost items or services without proper documentation, such as diagnosis or encounter data. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including POCs; however, this could also exacerbate patient access issues for treatment.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% reduction in Medicare payment, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily eliminated the 2% Medicare sequester reduction for claims dated from May 1, 2020 through December 31, 2020. Once the sequestration reduction is reinstated after December 31, 2020, this could adversely affect our financial condition and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) that the agency characterizes as “frequent subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE, and there is a comment period until June 30, 2020 before this is finalized. Pursuant to a temporary regulatory waiver implemented by the administration, CMS has paused the national prior authorization program for certain DMEPOS. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act temporarily eliminated the 2% Medicare sequester reduction for claims dated from May 1, 2020 through December 31, 2020. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

We face uncertainties that might result from modification or repeal of any of the provisions of the Patient Protection and Affordable Care Act, including as a result of current and future executive orders, legislative actions and judicial decisions. The impact of those changes on us and potential effect on the durable medical equipment industry as a whole is currently unknown. But, any changes to the Patient Protection and Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

We depend upon reimbursement from Medicare, private payors, Medicaid and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2020 and March 31, 2019, approximately 6.0% of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our TAV product is sold in some cases with a stationary concentrator produced by another oxygen concentrator manufacturer. Due to the COVID-19 PHE and related increased demand for stationary oxygen concentrators, we have limited supply of these stationary oxygen concentrators at this time. This will have an impact on TAV sales until supply is stabilized or we receive regulatory clearance or approval to use the TAV with another oxygen concentrator source. We may also be affected by other supply limitations during the COVID-19 PHE that could impact our ability to fulfill orders. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers or if our suppliers, in the near term or the long term, are not able to supply sufficient quantities of components or subassemblies needed for our products due to the COVID-19 PHE, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with public health threats and epidemics, including the COVID-19 PHE.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. While it is not possible at this time to estimate the overall impact that the COVID-19 PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

In addition, we have strived to follow recommended actions of government and health authorities to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. Employees whose tasks can be done offsite have been instructed to work from home and most of our total personnel continue to work from home. While we have worked closely with local and national officials and have thus far been able to keep our manufacturing facilities open due to the essential nature of our products, there can be no assurance that we will be able to keep such facilities open indefinitely during the COVID-19 PHE. We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned to mitigate risk to our employees and customers while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

The COVID-19 PHE continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise, and how quickly and to what extent normal economic and operating conditions can resume if and when the COVID-19 PHE subsides. While the extent of the impact of the COVID-19 PHE on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and results of operations. Even after the COVID-19 PHE has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in this Quarterly Report on Form 10-Q may be heightened.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our products at our facilities in Richardson, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, the COVID-19 PHE related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we and our contract manufacturer have been able to keep our manufacturing facilities open thus far during the COVID-19 PHE, we cannot assure that we will be able to continue to do so indefinitely. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms, in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters and business interruptions which may help us recover some of the costs of damage to our property, costs of recovery and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we could not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely affect our business, financial condition and results of operations.

We rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition and the geography in which they operate.

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators. In 2018 and 2019, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2020. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

•	risks associated with our contract manufacturer’s ability to successfully undergo FDA and other regulatory authority quality inspections;
•	potential uncertainty regarding manufacturing yields and costs;

•	availability of manufacturing capability and capacity, particularly during periods of high demand and the COVID-19 PHE;
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

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we are hiring additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 PHE, we expect a lower  growth rate of sales representative headcount for the remainder of 2020. Our growth expectations in direct-to-consumer sales are lower given the slowdown of hiring new sales representatives and lower productivity due to the impact of the COVID-19 PHE, including lower consumer travel and consumer confidence. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the expected impact of the COVID-19 PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations. In addition, our initially planned sales expansion and productivity improvements for 2020 have been and may continue to be negatively impacted due to the COVID-19 PHE. In connection with the COVID-19 PHE, we expect to reduce sales representative headcount additions for the remainder of 2020, and we expect the COVID-19 PHE may also reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also harm our business, particularly for our physician-based sales representatives who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

We also experienced increased demand for our products towards the end of the first quarter of 2020 since physicians may prescribe supplemental oxygen as a treatment for COVID-19. As a result, we initially saw increased demand for our products for applicable patients who may be treated in the home instead of an acute hospital setting. This demand is mostly being filled through our HME provider partners, who work closely with hospitals to discharge patients into a home treatment program. If this demand increase resumes and we cannot meet this demand, we may lose market share to competitors or lose customers, which may negatively affect our financial conditions and results of operations. In addition, even if we are able to meet any such increased demand, such an increase in business-to-business sales mix may negatively impact our gross margin as HME provider purchases have a significantly lower average selling price than direct-to-consumer purchases.

During 2019, we signed leases to expand our facilities located in Richardson, Texas and Goleta, California, which are expected to commence in 2020 and 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators, is expected to be sufficient to meet our manufacturing needs provided that these facilities remain operational. However, construction delays due to shelter-in-place orders related to the COVID-19 PHE may delay our access to our facility in Goleta, California. In addition, our anticipated growth may place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport in 2017 and our acquisition of New Aera in 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019 and have completed our integration process. We have made certain assumptions relating to the New Aera acquisition, which assumptions may be inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. If our assumptions relating to the acquisition are inaccurate, we may not be able to realize anticipated synergies and opportunities as a result of the acquisition, and the business may not perform as planned as a result of many of the risks and uncertainties that apply to the acquisition and to the rest of our business. For example, additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to; risks relating to our ability to successfully integrate New Aera’s business and operations within our existing business and operations; our ability to commercialize the TAV; market acceptance of the TAV; our ability to obtain Medicare or commercial reimbursement for the TAV; our ability to successfully incorporate TAV into our existing products; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; interruptions or delays in the supply of components or materials for, or manufacturing of, our products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; intellectual property risks and the other risks identified in this Quarterly Report on Form 10-Q. We may also encounter difficulties in integrating New Aera into our existing business. If anticipated synergies and opportunities are not realized, our business, operating results and financial condition would be harmed.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.

Our products are manufactured using complex parts and processes, sophisticated equipment and strict adherence to design specifications and quality standards. Any unforeseen manufacturing problems, such as disruption related to the COVID-19 PHE, contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet design specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. For example, in July 2019 we experienced unforeseen manufacturing challenges with respect to a battery issue on the Inogen One G3 and a motherboard issue on the Inogen One G5. The ongoing servicing costs associated with these issues, or other manufacturing issues we may experience in the future may increase our cost of goods sold, adversely affect our operating results and harm our reputation. Additionally, regulators may disagree with our handling of any such incidents and take action. Also, although we believe we are addressing these issues, we may experience additional unexpected product defects or errors that could have adverse effects. In addition to these manufacturing issues, we also have experienced issues with our supply chain, as discussed in detail in the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $10.3 million and $9.0 million, respectively, as of March 31, 2020, and two customers each with an accounts receivable balance of $10.7 million and $5.2 million, respectively, as of December 31, 2019. Challenging economic conditions, including those associated with the COVID-19 PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2020 and March 31, 2019, approximately 22.7% and 21.9%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and is now in a transition period through December 31, 2020. Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2020 and March 31, 2019, we experienced net foreign currency losses of approximately $0.1 million and $0.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements in the condensed notes to our audited consolidated financial statements in this Quarterly Report on Form 10-Q.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, shipping delays associated with the COVID-19 PHE, or other factors could disrupt or delay shipping or offloading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

Due to the COVID-19 PHE, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

Following the GDPR, a number of states in the U.S. have introduced bills, which, if passed, would impose operational requirements on U.S. companies similar to the requirements reflected in the GDPR. In 2018, California passed the California Consumer Privacy Act (CCPA), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance POC purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with pending legal matters; and fluctuations in foreign currency exchange rates. In particular, due to the COVID-19 PHE, we expect to see a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we may not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline, primarily because a significant amount of our expenses are fixed and would take additional time to reduce. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

Our projections regarding (i) the size of the oxygen therapy and NIV markets, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market and NIV market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy and NIV patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy and NIV markets serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as POC penetration increases, (viii) the share of POCs as a percentage of the total oxygen therapy spend, (ix) the size of the early-stage COPD market and the interest and clinical benefit of NIV technology to this patient population are based on estimates that we believe are reliable, and (x) the impact of the COVID-19 PHE on our business and our markets generally. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy or NIV therapy, or the type of long-term oxygen therapy patients. The COVID-19 pandemic may also reduce the number of oxygen therapy patients worldwide due to the higher risk of mortality of elderly patients with existing respiratory diseases if they are exposed to the virus. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

For example, the U.S.-based Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

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

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices subject to pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), de novo application or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products or do so in a timely fashion.

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

If we modify our FDA cleared devices, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling such modified products.

Any modification we make to our products that could significantly affect their safety or effectiveness, or would constitute a material change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification, a de novo application or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

FDA issued a new Final Guidance titled Enforcement Policy for Ventilators and Accessories and Other Respiratory Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency (PHE) in March 2020.  The intent of the guidance is to help address the urgent COVID-19 PHE. It may expand the availability of devices that support patients with respiratory insufficiency due to COVID-19. The guidance allows modifications to respiratory devices without requiring compliance with the pre-market requirements such as submitting a new 510(k). Manufacturers must ensure the device is safe and effective prior to placing the modified device on the market. This may introduce new competitive products that could compete with our products with an easier regulatory pathway which could harm our business, financial condition and results of operations. If Inogen uses this guidance to introduce devices that do not have FDA clearance, these products will have to go through FDA 510(k) clearance in the future, and may not be granted such clearance, which would mean we would have to withdraw these products from the market, which could harm our business, financial condition and results of operations.

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

Approximately 22.7% and 21.9% of our total revenue was from sales outside of the United States for the three months ended March 31, 2020 and March 31, 2019, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2020 and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until May 2024.  Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Union. The company's products will be required to comply with the European Medical Device Regulation (MDR). Products that fail to be certified with the MDR may not be marketed or sold in the European Union. The European Commission delayed EU MDR implementation by one year, which would delay this requirement until May 26, 2021 due to the COVID-19 pandemic.

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

The Physician Self-Referral Law, commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services (DHS) for which payment may be made by Medicare or Medicaid, unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other federal healthcare programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, regulatory authorities may determine otherwise.

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

The Patient Protection and Affordable Care Act also created the federal Physician Payment Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Additionally, the current President signed into law in 2018 the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.18 million per year (and up to an aggregate of $1.176 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.18 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs. The HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on January 17, 2020, sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after January 17, 2020, if the violation occurred on or after November 2, 2015.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015.  The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on January 17, 2020, sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after January 17, 2020, if the violation occurred on or after November 2, 2015.

We are also exposed to the risks of fraud, misconduct, or other illegal activity by our employees and third parties, such as our independent contractors, consultants, commercial partners, and vendors. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with federal and state healthcare fraud and abuse laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of March 31, 2020, we have thirty pending U.S. and international patent applications, thirty-seven issued U.S. patents, and nine issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to respiratory therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement of a patent assigned to Breathe, that inventorship was incorrectly assigned and that Breathe has rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California Business and Professional Code section 17200. If we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages, injunctive relief, and loss of valuable intellectual property rights, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

Determining whether a product infringes a patent involves complex legal and factual issues, defense costs and the outcome of a patent litigation action are often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering or appearing to cover our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications may vary by jurisdiction and some patent applications may not be published in the U.S., there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe or appear to infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for respiratory products and the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s patents in litigation or other proceedings, including declaratory judgment actions, patent reexaminations, post grant reviews, or inter partes reviews. As a result, we may become involved in unwanted protracted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and/or licensing royalties and force us to discontinue selling our products.

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

We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or that relate to our business. We also require our corporate partners, outside scientific collaborators and sponsored researchers, advisors and others with access to our confidential information to sign confidentiality agreements. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions and other intellectual property. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, and in such cases we could not assert any trade secret rights against such party. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Australia, Canada, China, Ecuador, South Korea, Mexico, Europe (European Union registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Argentina, Australia, Brazil, Chile, China, Colombia, Europe (European Union application), India, Malaysia, Paraguay, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark application for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements of secondary offerings;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the oxygen therapy or NIV markets;
•	reimbursement or legislative changes in the oxygen therapy or NIV markets;

•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility or due to any other reason;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the other factors described in this “Risk Factors” section; and
•	general economic conditions and slow or negative growth of our markets.

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

Stockholder litigation has been filed against us in the past, and a class action securities lawsuit and related derivatives complaints against us are currently pending, as discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q. While we are continuing to defend such actions vigorously, the defense of such actions can be costly, divert the time and attention of our management and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.

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

As of March 31, 2020, one holder of approximately 3.5 million shares, or approximately 16.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 67.2% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2020 and March 31, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 5, 2020	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 5, 2020	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)