Form 10-Q
period 2020-06-30
Inogen Inc
filed 2020-08-05
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 22,066,049 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$214,086	$198,037
Marketable securities	4,549	11,057
Accounts receivable, net	28,422	34,325
Inventories, net	36,180	35,664
Income tax receivable	2,984	2,976
Prepaid expenses and other current assets	16,544	10,160
Total current assets	302,765	292,219
Property and equipment
Rental equipment, net	40,614	39,308
Manufacturing equipment and tooling	10,351	9,704
Computer equipment and software	7,841	7,266
Furniture and equipment	2,269	1,730
Leasehold improvements	4,607	4,388
Land and building	125	125
Construction in process	1,104	1,773
Total property and equipment	66,911	64,294
Less accumulated depreciation	(45,381)	(44,856)
Property and equipment, net	21,530	19,438
Goodwill	32,957	32,954
Intangible assets, net	73,253	77,533
Operating lease right-of-use asset	9,454	5,855
Deferred tax asset - noncurrent	13,768	14,452
Other assets	4,394	4,888
Total assets	$458,121	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$29,363	$30,730
Accrued payroll	6,405	6,215
Warranty reserve - current	5,769	4,923
Operating lease liability - current	1,823	2,014
Deferred revenue - current	6,266	5,478
Income tax payable	988	821
Total current liabilities	50,614	50,181
Long-term liabilities
Warranty reserve - noncurrent	8,039	7,648
Operating lease liability - noncurrent	8,693	4,702
Earnout liability - noncurrent	26,539	26,559
Deferred revenue - noncurrent	13,035	13,541
Deferred tax liability - noncurrent	87	87
Total liabilities	107,007	102,718
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,065,961 and 22,031,410 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	268,349	263,252
Retained earnings	82,425	81,434
Accumulated other comprehensive income (loss)	318	(87)
Total stockholders' equity	351,114	344,621
Total liabilities and stockholders' equity	$458,121	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Sales revenue	$65,612	$95,863	$148,752	$180,681
Rental revenue	6,079	5,200	11,428	10,584
Total revenue	71,691	101,063	160,180	191,265
Cost of revenue
Cost of sales revenue	36,082	47,230	83,200	89,297
Cost of rental revenue, including depreciation of $1,221 and $1,594, for the three months ended and $2,520 and $3,299 for the six months ended, respectively	2,860	3,618	5,865	7,344
Total cost of revenue	38,942	50,848	89,065	96,641
Gross profit
Gross profit-sales revenue	29,530	48,633	65,552	91,384
Gross profit-rental revenue	3,219	1,582	5,563	3,240
Total gross profit	32,749	50,215	71,115	94,624
Operating expense
Research and development	3,290	1,468	6,895	3,137
Sales and marketing	22,086	27,758	49,249	55,959
General and administrative	9,724	8,844	19,501	18,525
Total operating expense	35,100	38,070	75,645	77,621
Income (loss) from operations	(2,351)	12,145	(4,530)	17,003
Other income (expense)
Interest income	176	1,394	728	2,728
Other income	5,700	145	5,640	25
Total other income, net	5,876	1,539	6,368	2,753
Income before provision for income taxes	3,525	13,684	1,838	19,756
Provision for income taxes	945	3,524	847	4,294
Net income	2,580	10,160	991	15,462
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	178	106	20	(31)
Change in net unrealized gains (losses) on foreign currency hedging	(417)	(618)	244	(534)
Less: reclassification adjustment for net (gains) losses included in net income	134	282	146	458
Total net change in unrealized gains (losses) on foreign currency hedging	(283)	(336)	390	(76)
Change in net unrealized gains (losses) on marketable securities	1	23	(5)	36
Total other comprehensive income (loss), net of tax	(104)	(207)	405	(71)
Comprehensive income	$2,476	$9,953	$1,396	$15,391

Basic net income per share attributable to common stockholders (Note 7)	$0.12	$0.47	$0.05	$0.71
Diluted net income per share attributable to common stockholders (Note 7)	$0.12	$0.45	$0.04	$0.69
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	21,963,472	21,815,634	21,939,919	21,783,150
Diluted common shares	22,221,356	22,359,679	22,229,744	22,459,101

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended June 30, 2020 and June 30, 2019
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, March 31, 2019 (unaudited)	21,931,342	$22	$255,226	$65,786	$860	$321,894
Stock-based compensation	—	—	1,779	—	—	1,779
Restricted stock awards issued, net of forfeitures	(12,342)	—	—	—	—	—
Vesting of restricted stock units	10,111	—	(8)	—	—	(8)
Shares withheld related to net restricted stock settlement	(978)	—	(63)	—	—	(63)
Stock options exercised	5,536	—	243	—	—	243
Net income	—	—	—	10,160	—	10,160
Other comprehensive loss	—	—	—	—	(207)	(207)
Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798

Balance, March 31, 2020 (unaudited)	22,044,527	$22	$267,011	$79,845	$422	$347,300
Stock-based compensation	—	—	1,277	—	—	1,277
Vesting of restricted stock units	20,049	—	(4)	—	—	(4)
Shares withheld related to net restricted stock settlement	(1,605)	—	(61)	—	—	(61)
Stock options exercised	2,990	—	126	—	—	126
Net income	—	—	—	2,580	—	2,580
Other comprehensive loss	—	—	—	—	(104)	(104)
Balance, June 30, 2020 (unaudited)	22,065,961	$22	$268,349	$82,425	$318	$351,114

	Six months ended June 30, 2020 and June 30, 2019
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	5,365	—	—	5,365
Employee stock purchases	16,767	—	1,525	—	—	1,525
Restricted stock awards issued, net of forfeitures	54,602	—	—	—	—	—
Vesting of restricted stock units	21,376	—	(67)	—	—	(67)
Shares withheld related to net restricted stock settlement	(13,023)	—	(718)	—	—	(718)
Stock options exercised	75,315	—	1,878	—	—	1,878
Net income	—	—	—	15,462	—	15,462
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798

Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	4,061	—	—	4,061
Employee stock purchases	27,954	—	1,088	—	—	1,088
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	30,216	—	(11)	—	—	(11)
Shares withheld related to net restricted stock settlement	(5,214)	—	(227)	—	—	(227)
Stock options exercised	9,324	—	186	—	—	186
Net income	—	—	—	991	—	991
Other comprehensive income	—	—	—	—	405	405
Balance, June 30, 2020 (unaudited)	22,065,961	$22	$268,349	$82,425	$318	$351,114

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$991	$15,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,942	5,554
Loss on rental units and other fixed assets	279	323
Gain on sale of former rental assets	(74)	(46)
Provision for sales revenue returns and doubtful accounts	5,694	8,890
Provision for rental revenue adjustments	1,548	1,227
Provision for inventory losses	626	410
Stock-based compensation expense	4,061	5,365
Deferred income taxes	684	4,067
Change in fair value of earnout liability	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	(19,735)
Inventories	(3,327)	1,536
Income tax receivable	(8)	(95)
Prepaid expenses and other current assets	(6,385)	(3,154)
Operating lease right-of-use asset	(3,599)	(5,461)
Other noncurrent assets	1,509	(1,926)
Accounts payable and accrued expenses	(1,124)	223
Accrued payroll	190	(4,436)
Warranty reserve	1,237	795
Deferred revenue	282	1,959
Income tax payable	163	15
Operating lease liability	3,800	6,462
Other noncurrent liabilities	—	(832)
Net cash provided by operating activities	14,070	16,603
Cash flows from investing activities
Purchases of marketable securities	(4,554)	(38,601)
Maturities of marketable securities	11,057	40,150
Investment in intangible assets	(215)	(31)
Investment in property and equipment	(2,329)	(1,973)
Production and purchase of rental equipment	(3,227)	(1,481)
Proceeds from sale of former assets	119	104
Net cash provided by (used in) investing activities	851	(1,832)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from financing activities
Proceeds from stock options exercised	186	1,878
Proceeds from employee stock purchases	1,088	1,525
Payment of employment taxes related to release of restricted stock	(238)	(785)
Net cash provided by financing activities	1,036	2,618
Effect of exchange rates on cash	92	(76)
Net increase in cash and cash equivalents	16,049	17,313
Cash and cash equivalents, beginning of period	198,037	196,634
Cash and cash equivalents, end of period	$214,086	$213,947

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$132	$208
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	146	242

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 875,000 of its Inogen oxygen concentrators as of June 30, 2020.

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

The results of operations for the three months and six months ended June 30, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2020. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Government grants

The Company may receive cash payments from government grants during a public health emergency (PHE).  The Company considers the nature and substance of the government grant and records the cash payment in accordance with the terms and conditions of the grant.  Income is deferred until all considerations required for receiving the grant are met and is recognized in the consolidated statements of comprehensive income based on the nature of the terms and conditions of the grant. In the three months ended June 30, 2020, the Company received a grant of $6,200 from the Public Health and Social Services Emergency Fund (Relief Fund), which was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES) Act signed into law on March 27, 2020.  During the three months ended June 30, 2020, the Company recorded $5,600 in other income, which was associated with lost revenues from the COVID-19 PHE, and a $600 benefit in general and administrative expense due to COVID-19 PHE related costs incurred in the quarter.

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

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

The consolidated financial and operating results reflect the New Aera operations beginning August 9, 2019. The following unaudited pro forma information for the three months and six months ended June 30, 2019 presents the revenue and net income assuming the acquisition of New Aera had occurred as of January 1, 2018.

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Total revenue	$101,068	$191,275
Net income	$7,359	$10,009

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$54,332	$—	$54,332	$54,332	$—
Level 1:
Money market accounts	159,754	—	159,754	159,754	—

Level 2:
Corporate bonds	4,547	2	4,549	—	4,549
U.S. Treasury securities	—	—	—	—	—
Total	$218,633	$2	$218,635	$214,086	$4,549

	As of December 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$51,560	$—	$51,560	$51,560	$—
Level 1:
Money market accounts	146,477	—	146,477	146,477	—

Level 2:
Corporate bonds	2,011	2	2,013	—	2,013
U.S. Treasury securities	9,038	6	9,044	—	9,044
Total	$209,086	$8	$209,094	$198,037	$11,057

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $64 and a related payable of $514 as of June 30, 2020 and December 31, 2019, respectively.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)
Other comprehensive income (loss)	20	(5)	390	405
Balance as of June 30, 2020	$291	$1	$26	$318

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of June 30, 2020 and December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	As of	As of
Simulation input	June 30, 2020	December 31, 2019
Revenue volatility	35.00%	35.00%
WACC	12.00%	13.00%
20-year risk free rate	1.18%	2.25%
Market price of risk	8.00%	10.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2020	2020
Balance at beginning of period	$25,607	$26,559
Change in fair value	932	(20)
Balance at end of period	$26,539	$26,539

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

	June 30,	December 31,
Cash and cash equivalents	2020	2019
Cash	$54,332	$51,560
Money market accounts	159,754	146,477
Total cash and cash equivalents	$214,086	$198,037
Marketable securities
Corporate bonds	$4,549	$2,013
U.S. Treasury securities	—	9,044
Total marketable securities	$4,549	$11,057

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

As of June 30, 2020 and December 31, 2019, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,520 and $590, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
Gross accounts receivable	2020	2019
Rental (1)	$3,960	$3,003
Business-to-business and other receivables (2)	25,815	33,101
Total gross accounts receivable	$29,775	$36,104

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
Net accounts receivable	2020	2019
Rental (1)	$3,314	$2,464
Business-to-business and other receivables (2)	25,108	31,861
Total net accounts receivable	$28,422	$34,325

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $5,866 and $10,695 as of June 30, 2020 and December 31, 2019, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $20,000 in coverage as of June 30, 2020 and allocated up to $20,000 in coverage as of December 31, 2019 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Allowances - accounts receivable	2020	2019
Doubtful accounts	$141	$205
Rental revenue adjustments	544	411
Sales returns	668	1,163
Total allowances - accounts receivable	$1,353	$1,779

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries primarily on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2020, and no single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2019. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $5,866 and $8,900, respectively, as of June 30, 2020, and $10,695 and $5,228, respectively, as of December 31, 2019.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2020, the Company’s three major vendors accounted for 21.4%, 10.6%, and 10.4%, respectively, of total raw material purchases. For the six months ended June 30, 2019, the Company’s three major vendors accounted for 21.5%, 13.1% and 9.3%, respectively, of total raw material purchases.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Approximately 77.2% and 71.8% of the non-U.S. revenue for the three months ended June 30, 2020 and June 30, 2019, respectively, were invoiced in Euros. Approximately 72.2% and 71.6% of the non-U.S. revenue for the six months ended June 30, 2020 and June 30, 2019, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2020 and June 30, 2019, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S. revenue	$57,817	$78,499	$126,223	$148,898
Non-U.S. revenue	13,874	22,564	33,957	42,367
Total revenue	$71,691	$101,063	$160,180	$191,265

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $2,091 and $1,076 as of June 30, 2020 and December 31, 2019, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the six months ended June 30, 2020 and June 30, 2019, $1,193 and $670, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flow. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials and work-in-progress	$31,925	$31,676
Finished goods	5,085	5,174
Less: reserves	(830)	(1,186)
Inventories, net	$36,180	$35,664

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $598 and $701 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $1,123 and $1,363 for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rental equipment	$1,221	$1,594	$2,520	$3,299
Other property and equipment	1,009	842	1,930	1,603
Total depreciation and amortization	$2,230	$2,436	$4,450	$4,902

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2020 and December 31, 2019, respectively.

	June 30,	December 31,
Property and equipment	2020	2019
Rental equipment, net of allowances of $355 and $395, respectively	$40,614	$39,308
Other property and equipment	26,297	24,986
Property and equipment	66,911	64,294

Accumulated depreciation
Rental equipment	30,678	30,984
Other property and equipment	14,703	13,872
Accumulated depreciation	45,381	44,856

Property and equipment, net
Rental equipment, net of allowances of $355 and $395, respectively	9,936	8,324
Other property and equipment	11,594	11,114
Property and equipment, net	$21,530	$19,438

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of June 30, 2020 and June 30, 2019.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

Balance as of December 31, 2019	$32,954
Translation adjustment	3
Balance as of June 30, 2020	$32,957

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of June 30, 2020 and June 30, 2019. Amortization expense for intangible assets for the three months ended June 30, 2020 and June 30, 2019 was $2,250 and $324, respectively, and for the six months ended June 30, 2020 and June 30, 2019 was $4,492 and $652, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$6,799	$70,901
Licenses	10	185	169	16
Patents and websites	5	4,490	2,658	1,832
Customer relationships	4	1,347	1,067	280
Commercials	2-3	777	553	224
Total		$84,499	$11,246	$73,253

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$2,914	$74,786
Licenses	10	185	165	20
Patents and websites	5	4,274	2,308	1,966
Customer relationships	4	1,346	897	449
Commercials	2-3	777	465	312
Total		$84,282	$6,749	$77,533

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2020
Remaining 6 months of 2020	$4,506
2021	8,723
2022	8,410
2023	7,835
2024	7,830
Thereafter	35,949
$73,253

Current liabilities

Accounts payable and accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$13,189	$16,399
Accrued inventory (in-transit and unvouchered receipts) and trade payables	6,992	11,124
Accrued purchasing card liability	2,132	1,675
Accrued franchise, sales and use taxes	408	713
Other accrued expenses	6,642	819
Accounts payable and accrued expenses	$29,363	$30,730

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued bonuses	$4	$87
Accrued wages and other payroll related items	3,157	3,158
Accrued vacation	2,488	2,169
Accrued employee stock purchase plan deductions	756	801
Accrued payroll	$6,405	$6,215

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

The Company leases a property owned by a related party. Operating lease cost for the property was $8 and $16 for the three and six months ended June 30, 2020, respectively, which was included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2020	2019
Cash paid for operating lease liabilities	$1,183	$1,164
Operating lease cost	1,344	1,087
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	4,667	6,418
Weighted-average remaining lease term	2.9 years	2.8 years
Weighted-average discount rate	3.7%	3.8%

Maturities of lease liabilities due in the 12-month period ending June 30,
2021	$2,143
2022	1,971
2023	1,752
2024	1,757
2025	846
Thereafter	3,344
11,813
Less imputed interest	(1,297)
Total lease liabilities	$10,516

Operating lease liability - current	$1,823
Operating lease liability - noncurrent	$8,693
Total lease liabilities	$10,516

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2020, the Company has additional operating leases for its corporate headquarters in California and industrial space in Texas that have not yet commenced, with total minimum lease payments of $21,548. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases are estimated to commence in the first quarter of 2021 with a lease term of 10 to 11 years. The table above excludes lease payments that were not fixed at commencement or modification.

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator—basic and diluted:
Net income	$2,580	$10,160	$991	$15,462

Denominator:
Weighted-average common shares - basic common stock (1)	21,963,472	21,815,634	21,939,919	21,783,150
Weighted-average common shares - diluted common stock	22,221,356	22,359,679	22,229,744	22,459,101

Net income per share - basic common stock	$0.12	$0.47	$0.05	$0.71
Net income per share - diluted common stock	$0.12	$0.45	$0.04	$0.69

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,963,472	21,815,634	21,939,919	21,783,150
Stock options and other dilutive awards	257,884	544,045	289,825	675,951
Weighted-average common shares - diluted common stock	22,221,356	22,359,679	22,229,744	22,459,101
Shares excluded from diluted weighted-average shares:
Stock options	476,385	66,485	252,842	—
Restricted stock units and restricted stock awards	224,860	158,680	47,870	165,060
Shares excluded from diluted weighted-average shares	701,245	225,165	300,712	165,060

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

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three and six months ended June 30, 2020 and June 30, 2019.

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

On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 PHE. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material tax impact on the Company’s consolidated financial statement presentation or results as of and for the three and six months ended June 30, 2020. The Company is continuing to assess the future implications of these provisions within the CARES Act.

9. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2020, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2020, options to purchase 138,736 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of June 30, 2020, awards with respect to 1,212,795 shares of the Company’s common stock were outstanding, and 1,620,935 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the six months ended June 30, 2020 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2019	980,884	$0.75-$83.30	$35.24	2.84	$34.07
Granted	—	—	—
Exercised	(9,324)	1.17-44.19	20.00
Forfeited	(3,784)	44.19-56.72	51.44
Expired	—	—	—
Outstanding as of June 30, 2020	967,776	0.75-83.30	35.33	2.34	7.62
Vested and exercisable as of June 30, 2020	967,776	0.75-83.30	35.33	2.34	7.62
Vested and expected to vest as of June 30, 2020	967,776	$0.75-$83.30	$35.33	2.34	$7.62

The total intrinsic value of options exercised during the six months ended June 30, 2020 and June 30, 2019 was $269 and $6,870, respectively. As of June 30, 2020, all stock-based compensation expense for options granted under the Plans was recognized.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the six months ended June 30, 2020 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	181,313	88,458	269,771	44.88
Vested	(30,484)	—	(30,484)	88.71
Forfeited/canceled	(13,519)	(3,134)	(16,653)	81.50
Unvested restricted stock units as of June 30, 2020 (1)	246,286	88,458	334,744	$52.68
Unvested and expected to vest restricted stock units outstanding as of June 30, 2020			247,317	$53.74

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Granted	—	—	—	—
Vested	(14,480)	—	(14,480)	98.42
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of June 30, 2020 (1)	56,590	33,355	89,945	$91.45
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2020			58,037	$84.75

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2020, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $16,438, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.7 years.

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

As of June 30, 2020, a total of 670,678 shares of common stock were available for sale pursuant to the ESPP.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2020, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2020 and June 30, 2019, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock option plan awards	$184	$776	$709	$1,923
Restricted stock units and restricted stock awards	892	791	2,975	3,048
Employee stock purchase plan	201	212	377	394
Total stock-based compensation expense	$1,277	$1,779	$4,061	$5,365

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the six months ended June 30, 2020 and June 30, 2019 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and six months ended June 30, 2020 and June 30, 2019, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$97	$199	$326	$484
Research and development	173	227	493	604
Sales and marketing	459	336	1,071	1,026
General and administrative	548	1,017	2,171	3,251
Total stock-based compensation expense	$1,277	$1,779	$4,061	$5,365

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020. The Company contributed $459 and $505, net of forfeitures, to the 401(k) plan for the six months ended June 30, 2020 and June 30, 2019, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of June 30, 2020, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 6 months of 2020	$289
2021	457
2022	—
2023	—
2024	—
Thereafter	—
$746

Purchase obligations

The Company had approximately $68,200 of outstanding purchase orders with its outside vendors and suppliers as of June 30, 2020.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
Product warranty liability at beginning of period	$12,571	$9,530
Accruals for warranties issued	4,914	8,131
Adjustments related to preexisting warranties (including changes in estimates)	(304)	1,433
Settlements made (in cash or in kind)	(3,373)	(6,523)
Product warranty liability at end of period	$13,808	$12,571

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the six months ended June 30, 2020 was primarily driven by $2,845 of payments received in advance of satisfying performance obligations, partially offset by $2,594 of revenue recognized that were included in the deferred revenue balances as of December 31, 2019. Deferred revenue related to lifetime warranties was $17,979 and $17,728 as of June 30, 2020 and December 31, 2019, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

Legal proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit).  The Company intends to vigorously defend itself against the allegations in both lawsuits. The Company recorded a contingent liability of $6,000 during the three months ended June 30, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of June 30, 2020.

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

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to the Company’s corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On May 15, 2020, the court consolidated the two derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 1:19-cv-01723-MN-JLH. On July 8, 2020, the court ordered that the consolidated action be stayed pending the resolution of the motion to dismiss in the securities class action, In re Inogen, Inc., Sec. Litig.

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

11. Foreign currency exchange contracts and hedging

As of June 30, 2020 and June 30, 2019, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $3,152 and $12,278, respectively, and $2,388 and $8,926, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months. During the six months ended June 30, 2020 and June 30, 2019, these contracts had, net of tax, an unrealized gain of $390 and an unrealized loss of $76, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2020 and June 30, 2019, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of June 30, 2020, the Company had five designated hedges and one non-designated hedge. As of June 30, 2019, the Company had thirteen designated hedges and three non-designated hedges.

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
•

our ability to develop new products, improve our existing products and increase the value of our products, including the integration of non-invasive ventilation (NIV) technology into our existing business;

•

our expectations of the impact of the COVID-19 PHE on sales, productivity, hiring, media expenditures, physician-based sales team and physician referrals, and worldwide demand for oxygen and NIV therapies;

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union Registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Australia, Brazil, Chile, China, Europe (European Union application), India, Malaysia, Paraguay, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark application for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

COVID-19 PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and will likely continue to adversely impact our business operations, demand for our products, the manufacture or shipment of our products, and our financial condition and operating results.

Our priorities during the COVID-19 PHE include protecting the health and safety of our employees and supporting our patients and customers. Given the COVID-19 impact to the respiratory system, oxygen therapy is prescribed by healthcare professionals for treatment and recovery for certain patients with COVID-19. We also believe stationary oxygen concentrators, and, secondarily, portable oxygen concentrators (POCs) could provide relief to global hospital systems by allowing appropriate patients to be treated in the home, such as patients early in the disease progression or those in recovery post hospital discharge, thus making room for more severe patients who need treatment in the hospital.

However, the COVID-19 PHE adversely impacted our consolidated operating results in the three months ended June 30, 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020 and continuing throughout the second quarter of 2020. We believe the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence reduced direct-to-consumer sales. While there was an initial surge in demand for oxygen concentrators by our home medical equipment (HME) providers early in the COVID-19 PHE, business-to-business demand declined in the second quarter of 2020 due to physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, lower retail sales, HME providers minimizing patient interactions in response to the COVID-19 PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic.

The COVID-19 PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 PHE has caused and may continue to cause reduced demand for our products across all channels due to the global economic environment and reduced regular physician interactions and testing which could lead to a lower rate of diagnosis for long-term oxygen therapy. Additionally, while we initially planned for sales and marketing expansion in 2020, we believe this would have been negatively impacted due to the COVID-19 PHE, which may reduce the close rates on patients who contact us resulting in less efficient marketing spend, reduce the number of oxygen therapy patients who respond to our marketing campaigns, reduce the number of sales representatives hired, or impact the results or timing of a pricing trial. Given these uncertainties, we have implemented cost savings by decreasing personnel hires, suspending our 401(k) match effective July 1, 2020, and reducing advertising spend, while also increasing rental setups to improve lead utilization.

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative operational impacts will in part depend on our ability to protect our employees and our supply chain. As the COVID-19 PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities. Employees whose tasks can be done offsite have been instructed to work from home and most of our total personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. For the six months ended June 30, 2020, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 PHE. However, the COVID-19 PHE could result in an unforeseen disruption to our supply chain that could impact our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative POCs used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Long-term oxygen therapy is defined as the provision of oxygen therapy for use at home in patients who have chronic low blood oxygen levels (hypoxemia). Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing as little as approximately 2.8 pounds with a single battery. Our Inogen One systems range from 2.6 to 6.5 hours of battery life with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2019, the number of inside sales representatives decreased to 329 from 446 as of December 31, 2018; however, overall sales representative productivity improved during the period. In the second half of 2019, we restarted our sales capacity expansion efforts with a more measured approach, selectively hiring new sales representatives across all three of our facilities. Going forward, except as otherwise limited by the impact of the COVID-19 PHE, our long-term plan is to continue to hire to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, improved training, and more emphasis on the availability of the Inogen One G5®, which has higher patient preference. We also plan to expand our physician referral team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 20 employees as of December 31, 2019. However, our sales expansion and productivity improvements planned in 2020 have been negatively impacted due to the COVID-19 PHE. As a result of the COVID-19 PHE, we slowed down sales representative additions in the second quarter of 2020 and plan to primarily focus on replacement of attrition for the remainder of 2020. We believe this has reduced and may continue to reduce the number of oxygen therapy patients who purchase our products through our direct-to-consumer sales channel. We have seen and believe we could continue to see a decline in sales in our direct-to-consumer channel until patient mobility and consumer confidence increases. As this is a dynamic situation, we plan to continue to monitor the COVID-19 PHE in the United States and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  We expended $40.3 million in media and advertising costs in 2019 compared to $30.8 million in 2018, to drive greater patient awareness of our products and increase patient inquiries about their ability to switch from their current oxygen products to our technology. Media and advertising costs declined to $7.2 million in the second quarter of 2020 compared to $11.6 million in the second quarter of 2019, primarily associated with reductions due to the COVID-19 PHE and increased focus on new rental setups. We initially planned to continue to increase marketing spend to drive consumer and physician awareness of our products in 2020. We also initially planned to perform a pricing trial in 2020 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers. However, due to the COVID-19 PHE, we revised these plans as discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and we are continuing to reduce marketing spend during the COVID-19 PHE due to the lower return on those investments and to conserve cash. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our domestic HME provider and reseller sales in the face of reimbursement uncertainty.  We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, traditional HME providers, and charitable organizations. We offer patient-preferred, low service cost products and financing programs to help providers convert their businesses to a non-delivery POC business model.

While HME providers have been adopting our products in prior quarters, growth has been challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 and the lack of visibility to who will win contracts and any change in reimbursement rates. However, supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there was an initial surge in demand for oxygen concentrators by our HME providers early in the COVID-19 PHE, business-to-business demand declined in the second quarter of 2020 due to physician offices limiting patient interactions for COPD patient referrals, lower retail sales, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2019, we added a rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2019 with 25 patient intake representatives and administrative personnel and have scaled and plan to continue to scale the rental intake team in 2020, which we believe will lead to increased patients on service and growth in rental revenue in future periods. Due to the COVID-19 PHE, we have also seen Medicare and commercial payors reduce the administrative burden for oxygen therapy, which we believe will increase rental setups during the COVID-19 PHE, and we have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which should also increase rental revenue during the COVID-19 PHE.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. As in the United States, while there was an initial surge in demand for oxygen concentrators by our international HME customers early in the COVID-19 pandemic, international demand declined in the second quarter of 2020 due to the temporary closure of certain European respiratory assessment centers due to the COVID-19 pandemic and continued tender delays in certain European markets. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as the end of 2021 although this could be delayed due to regulatory clearance delays, other impacts of the COVID-19 pandemic or government actions, by the United States or China that impose barriers or restrictions that would impact our ability to access the Chinese market. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products.  We incurred $3.3 million and $1.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $6.9 million and $3.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation POC, the Inogen One G5, in our direct-to-consumer channel during the second quarter of 2019, in our domestic business-to-business channel during the third quarter of 2019, and in certain markets in our international business-to-business channel in the fourth quarter of 2019. Some international markets require additional regulatory or reimbursement clearances to release the product, and we are in the process of obtaining additional clearances to access additional markets. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the intermediate term. We expect manufacturing cost for our Inogen One G5 to be at parity with our Inogen One G3 in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 66% of total domestic POC units sold in the six months ended June 30, 2020, showing the strong demand for this product from both patients and providers.

Inogen Connect, our connectivity platform on our Inogen One G4® and Inogen One G5 products in the United States and Canada is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and FDA-cleared Tidal Assist ® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in the remainder of 2020, although we expect limited contributions to revenue in 2020. The COVID-19 PHE also had an impact on sales of this product in the second quarter of 2020, primarily due to lower retail demand. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

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

It is uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the CMS, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals until revisions are made to the product to meet the coding requirements. In addition, the Medicare Coverage Advisory Committee (MEDCAC) recently had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define those patient selection and usage criteria. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement, see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Richardson, Texas and Goleta, California. In 2020, we are focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and our oxygen concentrator products, and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended June 30, 2020 and June 30, 2019, approximately 19.3% and 22.3%, respectively, and 21.2% and 22.2% for the six months ended June 30, 2020 and June 30, 2019, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 77.2% and 71.8% of the non-U.S. revenue for the three months ended June 30, 2020 and June 30, 2019, respectively, and 72.2% and 71.6% for the six months ended June 30, 2020 and June 30, 2019, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $71.7 million and $101.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $160.2 million and $191.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in total revenue in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a decline in direct-to-consumer sales and domestic and international business-to-business sales, primarily associated with the COVID-19 PHE. Similarly, the decrease in total revenue in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to a decline in direct-to-consumer sales and domestic and international business-to-business sales, primarily associated with the COVID-19 PHE. We generated net income of $2.6 million and $10.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $1.0 million and $15.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We generated Adjusted EBITDA of $10.0 million and $16.8 million in the three months ended June 30, 2020 and June 30, 2019, respectively, and $14.1 million and $27.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2020, our retained earnings were $82.4 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, productivity improvements, investing in consumer awareness through increased marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and pending competitive bidding Round 2021 with the lack of visibility to who will win contracts and any change in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 PHE and we expect that such disruption will continue for the duration of the COVID-19 PHE. The patient may consider whether to finance the product through an Inogen-approved third-party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-10% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 42,500 systems in the three months ended June 30, 2020 and 56,500 systems for the same period in 2019. We sold approximately 95,900 systems in the six months ended June 30, 2020 compared to 106,900 systems for the same period in 2019. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy or NIV therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. However, due to the COVID-19 PHE, CMS has reduced the paperwork requirements for Medicare oxygen therapy patients, as discussed in more detail in the Reimbursement section below, effective in early March 2020.

Rental revenue increased in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy increased 1.5% to 3.5%, effective January 1, 2020. In addition, as part of the CARES Act (discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily eliminated, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was also extended for the duration of the COVID-19 PHE, which could increase the rates in 2021 if the COVID-19 PHE continues. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts.

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

We had approximately 26,400 and 25,900 oxygen rental patients as of June 30, 2020 and June 30, 2019, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 8.5% and 5.1% of our total revenue in the three months ended June 30, 2020 and June 30, 2019, respectively, and 7.1% and 5.5% in the six months ended June 30, 2020 and June 30, 2019, respectively. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three and six months ended June 30, 2020, approximately 80.0% and 79.2%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in competitive bidding areas (CBAs) in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy. The CARES Act allows the U.S. Department of Health and Human Services (HHS) to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by the HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. H.R. 6074 also granted authority to waive certain requirements. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate is retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% percent Medicare sequestration reduction that went into effect in 2013. This relief is effective May 1, 2020 through December 31, 2020, and extends the end date of the sequester by one year, through 2030, in order to offset the 2020 suspension.

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. There was a comment period until June 1, 2020. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived. In addition, the administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS and medical review suspension will likely end, effective August 3, 2020.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding Round 2021, which is expected to begin on January 1, 2021. Reimbursement rates between January 1, 2019 and December 31, 2020 are set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in CBAs is subject to annual CPI adjustments beginning in 2019 until Round 2021 begins. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019 the average Medicare reimbursement rates in former CBAs decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursement rates in non-rural, non-former CBAs increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392.

In Round 2021 of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) competitive bidding program, there have been some revisions to the bidding methodology including bid surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. In the prior round of competitive bidding, our products were categorized in the product category of respiratory equipment and related supplies and accessories, which included oxygen equipment, continuous positive airway pressure (CPAP) devices and respiratory assist devices (RADs) and related supplies and accessories. In Round 2021 of the competitive bidding program, oxygen and oxygen equipment is its own product category and the lead item has been established as E1390. However, due to the lead item pricing methodology based on the 2015 standard Medicare fee schedule, E1392 reimbursement rates could be reduced significantly (we estimate approximately 42%) even if E1390 reimbursement rates do not change. This would lead to combined E1390 plus E1392 reimbursement rates to decrease by approximately 15%. The bidding window closed on September 18, 2019, and we bid in 129 of the 130 total CBAs. It is unclear how pricing will be impacted due to these new bids. We expect contracts and pricing to be announced in 2020.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 6.8% and 5.6% of our total revenue in the three and six months ended June 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and six months ended June 30, 2020 and June 30, 2019, respectively. Our capped patients as a percentage of total patients on service was approximately 17.2% as of June 30, 2020 and 20.2% as of June 30, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

It is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the PDAC Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to CMS, and in January 2020 our appeal was denied. We are currently pursuing additional appeal opportunities. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals. In addition, the MEDCAC recently had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define patient selection and usage criteria for these items. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement and the upcoming round of competitive bidding, see the risk factor entitled “The competitive bidding process under Medicare could negatively affect our business and financial condition.”

As of June 30, 2020, we had 90 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 44% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets.  We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. Particularly, due to the mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in the second quarter of 2020 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of our sales representatives and the amount of marketing spend in each quarter.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and six months ended June 30, 2020, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake team, increase new rental setups, and benefit from the higher Medicare reimbursement rates for oxygen therapy. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes including the impact of COVID-19 PHE changes, Round 2021 competitive bidding, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

At the same time, recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2019 and the six months ended June 30, 2020, the impact of the Chinese tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2020.

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

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy and NIV devices. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with the New Aera acquisition to incorporate the TAV technology into our oxygen concentrator and new non-invasive ventilator product portfolios as well as intangible amortization costs.

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense decreased in the three months ended June 30, 2020 as compared to June 30, 2019, primarily due to reduced advertising spend. Our average sales representative headcount in the second quarter of 2020 was relatively flat compared to the second quarter of 2019, and our plan was to hire additional sales representatives at a more controlled pace across all of our facilities to expand sales capacity for the remainder of 2020. However, due to the COVID-19 PHE, we have reduced and expect to continue to reduce marketing spend and reduce sales representative headcount additions and primarily focus on replacement of attrition of existing sales representatives for the remainder of 2020. However, we still expect a further increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in 2020 associated with the expanded launch of the TAV product following the limited launch in December 2019.

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

Results of operations

Comparison of three months ended June 30, 2020 and June 30, 2019

Revenue

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$65,612	$95,863	$(30,251)	-31.6%	91.5%	94.9%
Rental revenue	6,079	5,200	879	16.9%	8.5%	5.1%
Total revenue	$71,691	$101,063	$(29,372)	-29.1%	100.0%	100.0%

Sales revenue decreased $30.3 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or a decrease of 31.6% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced domestic and international business-to-business sales, primarily associated with the impacts of the COVID-19 PHE. We sold approximately 42,500 oxygen systems during the three months ended June 30, 2020 compared to approximately 56,500 oxygen systems sold during the three months ended June 30, 2019, or a decrease of 24.8%. The decrease in the number of systems sold resulted mainly from a decrease in sales across all channels, primarily due to the COVID-19 PHE.

Rental revenue increased $0.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, or an increase of 16.9% from the comparable period. The increase in rental revenue was primarily related to a 1.9% increase in rental patients on service, higher Medicare reimbursement rates, and increased billable patients from the comparative period.

	Three months ended
(amounts in thousands)	June 30,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$21,564	$29,653	$(8,089)	-27.3%	30.1%	29.4%
Business-to-business international sales	13,874	22,564	(8,690)	-38.5%	19.3%	22.3%
Direct-to-consumer domestic sales	30,174	43,646	(13,472)	-30.9%	42.1%	43.2%
Direct-to-consumer domestic rentals	6,079	5,200	879	16.9%	8.5%	5.1%
Total revenue	$71,691	$101,063	$(29,372)	-29.1%	100.0%	100.0%

Domestic business-to-business sales decreased 27.3% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily the result of decreased demand from our HME partners for oxygen concentrators in response to the COVID-19 PHE due to physician offices limiting patient interactions that traditionally have led to new oxygen patient referrals, lower retail sales, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients.

International business-to-business sales decreased 38.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, mostly due to decreased demand from our HME partners for oxygen concentrators due to the temporary closure of certain European respiratory assessment centers due to the COVID-19 pandemic and continued tender delays in certain European markets. In addition, like in the United States, HME providers turned their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. In the three months ended June 30, 2020, sales in Europe as a percentage of total international sales revenue decreased to 87.2% versus 88.2% in the comparative period in 2019, primarily because of the reduced sales in Europe.

Domestic direct-to-consumer sales decreased 30.9% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the impact of the COVID-19 PHE with government mandated shelter-in-place initiatives, reduced consumer travel, and lower consumer confidence, which decreased demand and associated close rates in the second quarter of 2020 compared to the same period in the prior year. Average sales representative headcount was relatively flat in the comparative periods.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$36,082	$47,230	$(11,148)	-23.6%	50.3%	46.7%
Cost of rental revenue	2,860	3,618	(758)	-21.0%	4.0%	3.6%
Total cost of revenue	$38,942	$50,848	$(11,906)	-23.4%	54.3%	50.3%

Gross profit - sales revenue	$29,530	$48,633	$(19,103)	-39.3%	41.2%	48.1%
Gross profit - rental revenue	3,219	1,582	1,637	103.5%	4.5%	1.6%
Total gross profit	$32,749	$50,215	$(17,466)	-34.8%	45.7%	49.7%

Gross margin percentage - sales revenue	45.0%	50.7%
Gross margin percentage- rental revenue	53.0%	30.4%
Total gross margin percentage	45.7%	49.7%

Cost of sales revenue decreased $11.1 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or a decrease of 23.6% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs and lower total labor and overhead expense, partially offset by higher cost per unit associated with the Inogen One G5 during the period.

Cost of rental revenue decreased $0.8 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or a decrease of 21.0% from the comparable period. The decrease in cost of rental revenue was primarily attributable to reduced rental asset depreciation expense and servicing costs. Cost of rental revenue included $1.2 million of rental asset depreciation for the three months ended June 30, 2020 compared to $1.6 million for the three months ended June 30, 2019.

Sales revenue gross margin percentage decreased to 45.0% for the three months ended June 30, 2020 from 50.7% for the three months ended June 30, 2019. The decrease was primarily related to increased mix toward domestic business-to-business sales, which have a lower gross margin than our international business-to-business and direct-to-consumer sales, lower mix of accessory sales, and increased overhead costs per unit due to lower sales volumes. In addition, average selling prices were down in the second quarter of 2020 versus the same period in the prior year across all sales channels. Domestic business-to-business sales revenue accounted for 32.9% of total sales revenue in the three months ended June 30, 2020 versus 30.9% in the three months ended June 30, 2019.

Rental revenue gross margin percentage increased to 53.0% for the three months ended June 30, 2020 from 30.4% for the three months ended June 30, 2019, primarily due to higher rental revenue per patient on service and lower depreciation and servicing costs per patient on service.

Research and development expense

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$3,290	$1,468	$1,822	124.1%	4.6%	1.5%

Research and development expense increased $1.8 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or an increase of 124.1% over the comparable period, primarily due to $1.9 million in intangible amortization costs related to the New Aera acquisition.

Sales and marketing expense

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$22,086	$27,758	$(5,672)	-20.4%	30.8%	27.5%

Sales and marketing expense decreased $5.7 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or a decrease of 20.4% from the comparable period, primarily attributable to decreases of $4.4 million of lower advertising expense, $0.7 million of lower personnel-related expenses and $0.4 million in credit card processing fees. In the three months ended June 30, 2020, we spent $7.2 million in media and advertising costs versus $11.6 million in the comparative period in 2019.

General and administrative expense

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$9,724	$8,844	$880	10.0%	13.6%	8.7%

General and administrative expense increased $0.9 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or an increase of 10.0% from the comparable period. The increase was primarily related to $1.1 million in consulting fees and $0.9 million for the change in fair value of the New Aera earnout liability, partially offset by the $0.6 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE, $0.5 million in lower legal fees, and $0.5 million in lower personnel-related expenses.

Other income (expense)

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$176	$1,394	$(1,218)	-87.4%	0.2%	1.4%
Other income	5,700	145	5,555	3831.0%	8.0%	0.1%
Total other income, net	$5,876	$1,539	$4,337	281.8%	8.2%	1.5%

Total other income, net increased $4.3 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or an increase of 281.8% from the comparable period. The increase was primarily attributable to $5.6 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE, partially offset by a decrease of $1.2 million in interest income on marketable securities due to the lower interest rate environment.

Income tax expense

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense	$945	$3,524	$(2,579)	-73.2%	1.3%	3.4%
Effective income tax rate	26.8%	25.8%

Income tax expense decreased $2.6 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, primarily attributable to a 74.2% decrease in income before income tax expense.

Our effective tax rate in the three months ended June 30, 2020 increased compared to the three months ended June 30, 2019, primarily due to changes in income before income tax expense. In the three months ended June 30, 2020, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.3 million and our effective tax rate by 7.3%, as compared to the tax rate without such deficiencies. For comparison, in the three months ended June 30, 2019, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.2 million and our effective tax rate by 1.4%, as compared to the tax rate without such deficiencies.

Net income

	Three months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income	$2,580	$10,160	$(7,580)	-74.6%	3.6%	10.1%

Net income decreased $7.6 million for the three months ended June 30, 2020 from the three months ended June 30, 2019, or a decrease of 74.6% from the comparable period. The decrease in net income was primarily related to lower sales revenue and gross margin as well as a higher effective tax rate, partially offset by lower operating expenses.

Comparison of six months ended June 30, 2020 and June 30, 2019

Revenue

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$148,752	$180,681	$(31,929)	-17.7%	92.9%	94.5%
Rental revenue	11,428	10,584	844	8.0%	7.1%	5.5%
Total revenue	$160,180	$191,265	$(31,085)	-16.3%	100.0%	100.0%

Sales revenue decreased $31.9 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or a decrease of 17.7% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced domestic and international business-to-business sales, primarily due to the impact of the COVID-19 PHE and Inogen One G5 supply constraints in the first quarter of 2020. We sold approximately 95,900 oxygen systems during the six months ended June 30, 2020 compared to approximately 106,900 oxygen systems sold during the six months ended June 30, 2019, or a decrease of 10.3%. The decrease in the number of systems sold resulted mainly from a decrease in sales across all channels primarily due to the COVID-19 PHE and the Inogen One G5 supply constraints in the first quarter of 2020.

Rental revenue increased $0.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, or an increase of 8.0% from the comparable period. The increase in rental revenue was primarily related to higher Medicare reimbursement rates, higher billable patients, and a 1.9% increase in rental patients on service from the comparative period in the prior year.

	Six months ended
(amounts in thousands)	June 30,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$49,118	$55,714	$(6,596)	-11.8%	30.7%	29.1%
Business-to-business international sales	33,957	42,367	(8,410)	-19.9%	21.2%	22.2%
Direct-to-consumer domestic sales	65,677	82,600	(16,923)	-20.5%	41.0%	43.2%
Direct-to-consumer domestic rentals	11,428	10,584	844	8.0%	7.1%	5.5%
Total revenue	$160,180	$191,265	$(31,085)	-16.3%	100.0%	100.0%

Domestic business-to-business sales decreased 11.8% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to decreased demand from our HME partners for oxygen concentrators in response to the COVID-19 PHE due to physician offices limiting patient interactions that traditionally have led to new oxygen patient referrals, lower retail sales, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. In addition, lower Inogen One G5 availability early in the period and uncertainty around competitive bidding Round 2021 contributed to lower sales in the period.

International business-to-business sales decreased 19.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, mostly driven by the temporary closure of certain European respiratory assessment centers due to the COVID-19 pandemic and continued tender delays in certain European markets. In addition, like in the United States, HME providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in responses to the COVID-19 pandemic. In the six months ended June 30, 2020, sales in Europe as a percentage of total international sales revenue decreased to 85.6% versus 87.4% in the comparative period in 2019, primarily because of reduced sales in Europe.

Domestic direct-to-consumer sales decreased 20.5% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the impact of the COVID-19 PHE with government mandated shelter-in-place initiatives, reduced consumer travel, and lower consumer confidence, which decreased demand and associated close rates in the period compared to the same period in the prior year. In addition, sales declined associated with a decline in average sales representative headcount.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$83,200	$89,297	$(6,097)	-6.8%	52.0%	46.7%
Cost of rental revenue	5,865	7,344	(1,479)	-20.1%	3.6%	3.8%
Total cost of revenue	$89,065	$96,641	$(7,576)	-7.8%	55.6%	50.5%

Gross profit - sales revenue	$65,552	$91,384	$(25,832)	-28.3%	40.9%	47.8%
Gross profit - rental revenue	5,563	3,240	2,323	71.7%	3.5%	1.7%
Total gross profit	$71,115	$94,624	$(23,509)	-24.8%	44.4%	49.5%

Gross margin percentage - sales revenue	44.1%	50.6%
Gross margin percentage- rental revenue	48.7%	30.6%
Total gross margin percentage	44.4%	49.5%
Cost of sales revenue decreased $6.1 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or a decrease of 6.8% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs and lower total labor and overhead expense, partially offset by higher cost per unit associated with the Inogen One G5 during the period.

Cost of rental revenue decreased $1.5 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or a decrease of 20.1% from the comparable period. The decrease in cost of rental revenue was primarily attributable to reduced rental asset depreciation expense and servicing costs. Cost of rental revenue included $2.5 million of rental asset depreciation for the six months ended June 30, 2020 compared to $3.3 million for the six months ended June 30, 2019.

Sales revenue gross margin percentage decreased to 44.1% for the six months ended June 30, 2020 from 50.6% for the six months ended June 30, 2019. The decrease was primarily related to increased domestic business-to-business sales mix which has a lower gross margin, higher cost of goods sold associated with certain manufacturing inefficiencies in the period that contributed to higher labor and overhead costs per unit, and lower average selling prices. Total domestic business-to-business sales revenue accounted for 33.0% of total sales revenue in the six months ended June 30, 2020 versus 30.8% in the six months ended June 30, 2019.

Rental revenue gross margin percentage increased to 48.7% for the six months ended June 30, 2020 from 30.6% for the six months ended June 30, 2019, primarily due to higher rental revenue per patient on service and lower depreciation and servicing costs per patient on service.

Research and development expense

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$6,895	$3,137	$3,758	119.8%	4.3%	1.6%

Research and development expense increased $3.8 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or an increase of 119.8% over the comparable period, primarily due to $3.9 million in intangible amortization costs related to the New Aera acquisition.

Sales and marketing expense

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$49,249	$55,959	$(6,710)	-12.0%	30.7%	29.3%

Sales and marketing expense decreased $6.7 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or a decrease of 12.0% from the comparable period, primarily attributable to decreases of $4.6 million of advertising costs, $2.1 million of personnel-related expenses partially associated with the decline in average sales representative headcount, and $0.5 million in credit card processing fees, partially offset by an increase of $0.6 million in dues, fees and license costs. In the six months ended June 30, 2020, we spent $17.2 million in media and advertising costs versus $21.8 million in the comparative period in 2019.

General and administrative expense

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$19,501	$18,525	$976	5.3%	12.2%	9.7%

General and administrative expense increased $1.0 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or an increase of 5.3% from the comparable period. The increase was primarily attributable to $1.8 million in professional and consulting fees as well as $0.3 million in facilities costs, partially offset by $0.6 million in lower personnel-related costs, $0.6 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE, and $0.3 million in lower legal fees.

Other income (expense)

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$728	$2,728	$(2,000)	-73.3%	0.4%	1.4%
Other income	5,640	25	5,615	22460.0%	3.5%	0.0%
Total other income, net	$6,368	$2,753	$3,615	131.3%	3.9%	1.4%

Total other income, net increased $3.6 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or an increase of 131.3% from the comparable period. The increase was primarily attributable to $5.6 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE, partially offset by a decrease of $2.0 million in interest income on marketable securities due to the lower interest rate environment.

Income tax expense

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense	$847	$4,294	$(3,447)	80.3%	0.5%	2.2%
Effective income tax rate	46.1%	21.7%

Income tax expense decreased $3.4 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, primarily attributable to a 90.7% decrease in income before income tax expense for the year.

Our effective tax rate in the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019, primarily due to the decrease in excess tax benefits recognized from stock-based compensation, partially offset by the changes in income before income tax expense, increase in favorable permanent differences and research and development credits. In the six months ended June 30, 2020, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.5 million and our effective tax rate by 26.9%, as compared to the tax rate without such deficiencies. For comparison, in the six months ended June 30, 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.4 million and our effective tax rate by 2.3%, as compared to the tax rate without such benefits.

Net income

	Six months ended
	June 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income	$991	$15,462	$(14,471)	-93.6%	0.6%	8.1%

Net income decreased $14.5 million for the six months ended June 30, 2020 from the six months ended June 30, 2019, or a decrease of 93.6% from the comparable period. The decrease in net income was primarily related to lower sales revenue and gross margin as well as a higher effective tax rate, partially offset by lower operating expenses.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2020, we had purchase obligations with outside vendors and suppliers of approximately $68.2 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of June 30, 2020, we had cash and cash equivalents of $214.1 million, which consisted of highly-liquid investments with a maturity of three months or less. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $52.4 million from proceeds related to stock option exercises and our employee stock purchase plan. For the six months ended June 30, 2020 and June 30, 2019, we received $1.3 million and $3.4 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2020 consisted of capital expenditures of $5.6 million including additional rental equipment and other property, plant and equipment.

The COVID-19 PHE did not yet materially impact our liquidity position to date, and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2020 vs. 2019
Summary of consolidated cash flows	2020	2019	$	%
Cash provided by operating activities	$14,070	$16,603	$(2,533)	-15.3%
Cash provided by (used in) investing activities	851	(1,832)	2,683	146.5%
Cash provided by financing activities	1,036	2,618	(1,582)	-60.4%
Effect of exchange rates on cash	92	(76)	168	221.1%
Net increase in cash and cash equivalents	$16,049	$17,313	$(1,264)	-7.3%

(amounts in thousands)	June 30,	December 31,
Working capital	2020	2019
Cash and cash equivalents	$214,086	$198,037
Marketable securities	4,549	11,057
Accounts receivable, net	28,422	34,325
Inventories, net	36,180	35,664
Income tax receivable	2,984	2,976
Prepaid expenses and other current assets	16,544	10,160
Total current assets	302,765	292,219

Accounts payable and accrued expenses	29,363	30,730
Accrued payroll	6,405	6,215
Warranty reserve - current	5,769	4,923
Operating lease liability - current	1,823	2,014
Deferred revenue - current	6,266	5,478
Income tax payable	988	821
Total current liabilities	50,614	50,181

Net working capital	$252,151	$242,038

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the six months ended June 30, 2020 consisted primarily of our net income of $1.0 million as well as non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $8.9 million, provision for sales returns and doubtful accounts of $5.7 million, stock-based compensation expense of $4.1 million, provision for rental revenue adjustments of $1.5 million, decrease in deferred tax assets of $0.7 million, and provision for inventory obsolescence and other inventory losses of $0.6 million. The net changes in operating assets and liabilities resulted in a net use of cash of $8.7 million.

Net cash provided by operating activities for the six months ended June 30, 2019 consisted primarily of our net income of $15.5 million as well as non-cash expense items such as provision for sales returns and doubtful accounts of $8.9 million, depreciation of equipment and leasehold improvements and amortization of our intangibles of $5.6 million, stock-based compensation expense of $5.4 million, a decrease in deferred tax assets of $4.1 million, provision for rental revenue adjustments of $1.2 million, and provision for inventory obsolescence and other inventory losses of $0.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $24.6 million.

Investing activities

Net cash provided by (used in) investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of marketable securities.

For the six months ended June 30, 2020, we received $11.1 million in maturities of marketable securities, partially offset by $4.6 million in purchases of marketable securities. In addition, we invested $5.8 million in the production and purchase of rental assets and other property, equipment, and intangible assets.

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

For the six months ended June 30, 2020, net cash provided by financing activities consisted of $1.3 million from purchases under our employee stock purchase program and the proceeds received from stock options that were exercised, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.2 million.

For the six months ended June 30, 2019, net cash provided by financing activities consisted of $3.4 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.8 million.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2020 was $14.1 million compared to $16.6 million in the six months ended June 30, 2019. As of June 30, 2020, we had cash and cash equivalents of $214.1 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2020	2019	2020	2019
Net income	$2,580	$10,160	$991	$15,462
Non-GAAP adjustments:
Interest income	(176)	(1,394)	(728)	(2,728)
Provision for income taxes	945	3,524	847	4,294
Depreciation and amortization	4,480	2,760	8,942	5,554
EBITDA (non-GAAP)	7,829	15,050	10,052	22,582
Stock-based compensation	1,277	1,779	4,061	5,365
Change in fair value of earnout liability	932	—	(20)	—
Adjusted EBITDA (non-GAAP)	$10,038	$16,829	$14,093	$27,947

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rate and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2020 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.5 million decline in revenue for the six months ended June 30, 2020. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $214.1 million as of June 30, 2020, which consisted of highly-liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment interest income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2020 and June 30, 2019. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or six months ended June 30, 2020 or June 30, 2019.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). The Company intends to vigorously defend itself against the allegations in both lawsuits. The Company recorded a contingent liability for $6.0 million during the three months ended June 30, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of June 30, 2020.

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

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to the Company’s corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On May 15, 2020, the court consolidated the two derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 1:19-cv-01723-MN-JLH. On July 8, 2020, the court ordered that the consolidated action be stayed pending the resolution of the motion to dismiss in the securities class action, In re Inogen, Inc., Sec. Litig.

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

The long-term oxygen therapy market and the non-invasive ventilator market are highly competitive industries. We compete with a number of manufacturers and distributors of portable oxygen concentrators (POCs), as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. In the non-invasive ventilator market, we compete with manufacturers and distributors of other portable non-invasive ventilators, as well as home medical equipment (HME) providers that supply these products.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended June 30, 2020 and June 30, 2019, sales revenue to our top 10 customers accounted for approximately 28.5% and 34.3%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the three months ended June 30, 2020, and no single customer represented more than 10% of our total revenue for the three months ended June 30, 2019. For the six months ended June 30, 2020 and June 30, 2019, sales revenue to our top 10 customers accounted for approximately 30.1% and 34.5%, respectively, or our total revenue. One single customer represented more than 10% of our total revenue for the six months ended June 30, 2020 and no single customer represented more than 10% of our total revenue for the six months ended June 30, 2019. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020, we experienced a decline in sales to HME providers due to the COVID-19 PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

•

we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components or changes in import tariffs, trade restrictions or barriers or other government actions that impact our ability to obtain such components;

•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;
•	our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 public health emergency (PHE);
•	we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $3.3 million and $1.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $6.9 million and $3.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, Inc. (New Aera), through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

We are subject to risks associated with public health threats and epidemics, including the COVID-19 PHE.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, business-to-business demand declined in the second quarter of 2020 due to physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs and temporary closure of certain respiratory assessment centers and continued tender delays in certain European markets due to the COVID-19 PHE. While it is not possible at this time to estimate the overall impact that the COVID-19 PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions has adversely effected our operating results and could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

In addition, we have strived to follow recommended actions of government and health authorities to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. Employees whose tasks can be done offsite have been instructed to work from home and most of our total personnel continue to work from home. While we have worked closely with local and national officials and have thus far been able to keep our manufacturing facilities open due to the essential nature of our products, there can be no assurance that we will be able to keep such facilities open indefinitely during the COVID-19 PHE. We have thus far been able to keep our contract manufacturer capability and capacity available but there can be no assurance that we will be able to keep such facilities open indefinitely during COVID-19 pandemic. We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned to mitigate risk to our employees and customers while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

The COVID-19 PHE continues to rapidly evolve. The COVID-19 PHE has already adversely effected our financial results and the extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise, and how quickly and to what extent normal economic and operating conditions can resume if and when the COVID-19 PHE subsides. While the extent of the impact of the COVID-19 PHE on our business and financial results is uncertain, we have already been negatively impacted and a continued and prolonged public health crisis could have a further material negative impact on our business, financial condition and results of operations. Even after the COVID-19 PHE has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in this Quarterly Report on Form 10-Q may be heightened.

While we have received funding from programs enacted under the CARES Act, due to the recent enactment of the CARES Act and related legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 PHE continues to evolve. HHS is still issuing additional guidance to providers and suppliers regarding the terms and conditions associated with the implementation of the CARES Act Provider Relief Fund. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We will continue to assess the potential impact of the COVID-19 PHE and government responses to the pandemic on our business, results of operations, financial condition and cash flows.

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

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

•

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for certain durable medical equipment, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2008, established a competitive bidding program for home medical equipment and implemented quality standards and accreditation requirements for durable medical equipment suppliers.

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 17.2% as of June 30, 2020 and 20.2% as of June 30, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes, among other things, new face-to-face physician encounter requirements for certain durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. As of January 1, 2017, Centers for Medicare and Medicaid Services (CMS) has decreased prices for durable medical equipment in non-competitive bidding areas to match competitive bidding prices.

•

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy and other durable medical equipment. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. H.R. 6074 also granted authority to waive certain requirements. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020 included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate is retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% Medicare sequestration reduction that went into effect in 2013. This relief will be effective May 1, 2020 through December 31, 2020. In addition, the CARES Act established a provider relief fund of $100 billion, of which $30 billion was distributed on April 10, 2020, for Medicare providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE, and as a Medicare supplier we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provides additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion is additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which is in addition to the $100 billion approved in the CARES Act.

•

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. There was a comment period until June 1, 2020. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived.

•

The administration has also issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS is waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS and medical review suspension will likely end, effective August 3, 2020.

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

Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the Competitive Bidding Areas (CBAs) and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding. As of January 1, 2019, and until Round 2021 of competitive bidding becomes effective, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 6.8% and 4.1% of our total revenue in the three months ended June 30, 2020 and June 30, 2019, respectively, and 5.6% and 4.5% in the six months ended June 30, 2020 and June 30, 2019, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of June 30, 2020 and June 30, 2019. Our capped patients as a percentage of total patients on service was approximately 17.2% and 20.2% as of June 30, 2020 and June 30, 2019, respectively. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Average Medicare reimbursement rates for NIV Healthcare Common Procedure Coding System (HCPCS) code E0466 were a monthly, non-capped rental with rates of $1,042.26 a month in 2019, and increased 0.9% effective January 1, 2020 to $1,051.64 a month, excluding Puerto Rico where the monthly Medicare reimbursement rate for E0466 was $1,827.24 per month in 2019 and increased to $1,843.69 a month effective January 1, 2020. While NIV has been removed from competitive bidding round 2021, NIV may be included in future rounds, which could reduce the reimbursement rates for these products. In addition, the Medicare Coverage Advisory Committee (MEDCAC) recently had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define patient selection and usage criteria for these items. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives.

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of July 1, 2020, there were 75 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill. As part of the CARES Act, portions of this bill including the 50/50 blended reimbursement rate in rural and noncontiguous areas and the 72/25 blended reimbursement rate for non-rural, non-competitive bidding areas were approved effective for claims after March 6, 2020 for the length of the COVID-19 PHE.

In February 2020, the current presidential administration sent Congress a 2021 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts beginning in 2024. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. In addition to changes to competitive bidding, the 2021 budget proposal would allow on an annual basis through rulemaking for CMS to use retail price information to create DMEPOS fee schedule rates, which would not take into account associated services that Medicare DME suppliers offer. The proposal would also enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including POCs; however, this could also exacerbate patient access issues for treatment.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% reduction in Medicare payment, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and extends the end date of the sequester by one year, through 2030, in order to offset the 2020 suspension. Once the sequestration reduction is reinstated after December 31, 2020, this could adversely affect our financial condition and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. On April 6, 2020, an IFR was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE, and there was a comment period until June 30, 2020. Pursuant to a temporary regulatory waiver implemented by the administration, CMS has paused the national prior authorization program for certain DMEPOS. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS will likely end, effective August 3, 2020. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and extends the end date of the sequester by one year, through 2030, in order to offset the 2020 suspension. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2020 and June 30, 2019, approximately 8.5% and 5.1%, respectively, and for the six months ended June 30, 2020 and June 30, 2019, approximately 7.1% and 5.5%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators. In 2018, 2019 and the first half of 2020, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue for the remainder of 2020. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we are hiring additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 PHE, we expect a lower growth rate of sales representative headcount for the remainder of 2020. Our growth expectations in direct-to-consumer sales are lower given the slowdown of hiring new sales representatives and lower productivity due to the impact of the COVID-19 PHE, including lower consumer travel and consumer confidence. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations. In addition, our initially planned sales expansion and productivity improvements for 2020 have been and may continue to be negatively impacted due to the COVID-19 PHE. In connection with the COVID-19 PHE, we expect to reduce sales representative headcount additions for the remainder of 2020, and we expect the COVID-19 PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our physician-based sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

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

During 2019, we signed leases to expand our facilities located in Richardson, Texas and Goleta, California, which are expected to commence in 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators, is expected to be sufficient to meet our manufacturing needs provided that these facilities remain operational. However, construction delays due to shelter-in-place orders related to the COVID-19 PHE may delay our access to our facility in Goleta, California. In addition, our anticipated growth may place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $8.9 million and $5.9 million, respectively, as of June 30, 2020, and two customers each with an accounts receivable balance of $10.7 million and $5.2 million, respectively, as of December 31, 2019. Challenging economic conditions, including those associated with the COVID-19 PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the six months ended June 30, 2020 and June 30, 2019, approximately 21.2% and 22.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•

required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy regulations, such as the European Union General Data Protection Regulation (GDPR), labor laws, and anti-competition regulations;

•	export or import delays and restrictions;
•	obtaining and maintaining regulatory clearances, approvals and certifications;
•	laws and business practices favoring local companies;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	unstable economic, political, and regulatory conditions;
•	supply chain complexities;
•	fluctuations in currency exchange rates;
•	fluctuations in demand due to country-specific tenders and tender uncertainty and capital expenditure constraints;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•	any other government actions, by the United States, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to customers; and
•	difficulties protecting or procuring intellectual property rights.

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2020 and June 30, 2019, we experienced net foreign currency gains of less than $0.1 million and less than $0.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance POC purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with pending legal matters; and fluctuations in foreign currency exchange rates. In particular, due to the COVID-19 PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we have not seen and may not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline, primarily because a significant amount of our expenses are fixed and would take additional time to reduce. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Given our levels of stock-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period-to-period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. However, in periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax deficiencies that will increase our effective tax rate. For example, in the six months ended June 30, 2020, excess tax deficiencies recognized from stock-based compensation increased our provision for income taxes by $0.5 million and our effective tax rate by 26.9% as compared to the tax rate without such deficiencies. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

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

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to strict government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and audits and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative fines, penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

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

The FDA issued a new Final Guidance titled Enforcement Policy for Ventilators and Accessories and Other Respiratory Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency (PHE) in March 2020. The intent of the guidance is to help address the urgent COVID-19 PHE. It may expand the availability of devices that support patients with respiratory insufficiency due to COVID-19. The guidance allows certain modifications to applicable FDA-cleared respiratory devices without requiring compliance with the pre-market requirements such as submitting a new 510(k). Manufacturers must ensure the device is safe and effective prior to placing the modified device on the market. This guidance and any future guidance or enforcement policy be the FDA may introduce new competitive products that could compete with our products with an easier regulatory pathway which could harm our business, financial condition and results of operations. If Inogen uses this guidance to introduce devices that do not have the FDA clearance, these products will have to go through FDA 510(k) clearance in the future, and may not be granted such clearance, which would mean we would have to withdraw these products from the market when the FDA terminates or revokes such guidance or enforcement policy, which could harm our business, financial condition and results of operations.

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

Approximately 19.3% and 22.3% of our total revenue was from sales outside of the United States for the three months ended June 30, 2020 and June 30, 2019, respectively, and 21.2% and 22.2% for the six months ended June 30, 2020 and June 30, 2019, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

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

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce the referral of an individual to a person for the furnishing of, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common financial arrangements from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue but could subject the practice to increased scrutiny by the government.

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

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The Federal False Claims Act allows any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statute) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under this federal law may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. The majority of states also have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or in several states, apply regardless of payor. Penalties under these state laws are similar to those under their federal equivalents.

The Patient Protection and Affordable Care Act also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $0.18 million per year (and up to an aggregate of $1.177 million per year for “knowing failures”), subject to an annual adjustment for inflation.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value made to applicable recipients, including physicians. Certain states mandate implementation of compliance programs and/or the tracking and annual reporting of gifts, compensation and other remuneration to physicians and other applicable recipients. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many violate one or more of the requirements.

The Federal Civil Monetary Penalties Law grants authority to the HHS Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. This is commonly known as a beneficiary inducement. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, including the safe harbor regulation for discounts, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.18 million (subject to annual adjustment for inflation) for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

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

We are also exposed to the risks of fraud, misconduct, or other illegal activity by our employees and third parties who act for us or on our behalf, such as our independent contractors, consultants, commercial partners, and vendors. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with federal and state healthcare fraud and abuse laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of June 30, 2020, we have thirty-four pending U.S. and international patent applications, thirty-eight issued U.S. patents, and nine issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Australia, Brazil, Chile, China, Europe (European Union application), India, Malaysia, Paraguay, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark application for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of June 30, 2020, one holder of approximately 3.5 million shares, or approximately 16.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 67.2% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months or six months ended June 30, 2020 and June 30, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
10.1	Third Amendment to lease, dated July 14, 2020, between Registrant and Rockbridge Investments, L.P.	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 4, 2020	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 4, 2020	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)