Form 10-Q
period 2020-09-30
Inogen Inc
filed 2020-11-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 22,117,647 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$213,984	$198,037
Marketable securities	6,525	11,057
Accounts receivable, net	31,691	34,325
Inventories, net	29,220	35,664
Income tax receivable	3,105	2,976
Prepaid expenses and other current assets	18,856	10,160
Total current assets	303,381	292,219
Property and equipment
Rental equipment, net	44,464	39,308
Manufacturing equipment and tooling	10,274	9,704
Computer equipment and software	7,196	7,266
Furniture and equipment	2,277	1,730
Leasehold improvements	4,567	4,388
Land and building	125	125
Construction in process	1,572	1,773
Total property and equipment	70,475	64,294
Less accumulated depreciation	(45,155)	(44,856)
Property and equipment, net	25,320	19,438
Goodwill	33,054	32,954
Intangible assets, net	71,009	77,533
Operating lease right-of-use asset	9,318	5,855
Deferred tax asset - noncurrent	14,083	14,452
Other assets	4,166	4,888
Total assets	$460,331	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$29,200	$30,730
Accrued payroll	7,234	6,215
Warranty reserve - current	5,887	4,923
Operating lease liability - current	1,890	2,014
Deferred revenue - current	6,628	5,478
Income tax payable	1,132	821
Total current liabilities	51,971	50,181
Long-term liabilities
Warranty reserve - noncurrent	8,040	7,648
Operating lease liability - noncurrent	8,570	4,702
Earnout liability - noncurrent	26,393	26,559
Deferred revenue - noncurrent	12,766	13,541
Deferred tax liability - noncurrent	91	87
Total liabilities	107,831	102,718
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,116,291 and 22,031,410 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	271,345	263,252
Retained earnings	80,726	81,434
Accumulated other comprehensive income (loss)	407	(87)
Total stockholders' equity	352,500	344,621
Total liabilities and stockholders' equity	$460,331	$447,339

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Sales revenue	$66,809	$86,392	$215,561	$267,073
Rental revenue	7,520	5,369	18,948	15,953
Total revenue	74,329	91,761	234,509	283,026
Cost of revenue
Cost of sales revenue	37,714	44,769	120,914	134,066
Cost of rental revenue, including depreciation of $1,475 and $1,482, for the three months ended and $3,995 and $4,781 for the nine months ended, respectively	3,609	3,677	9,474	11,021
Total cost of revenue	41,323	48,446	130,388	145,087
Gross profit
Gross profit-sales revenue	29,095	41,623	94,647	133,007
Gross profit-rental revenue	3,911	1,692	9,474	4,932
Total gross profit	33,006	43,315	104,121	137,939
Operating expense
Research and development	3,511	2,636	10,406	5,773
Sales and marketing	22,882	24,047	72,131	80,006
General and administrative	8,586	8,525	28,087	27,050
Total operating expense	34,979	35,208	110,624	112,829
Income (loss) from operations	(1,973)	8,107	(6,503)	25,110
Other income (expense)
Interest income	114	1,149	842	3,877
Other income (expense)	(54)	(503)	5,586	(478)
Total other income, net	60	646	6,428	3,399
Income (loss) before provision (benefit) for income taxes	(1,913)	8,753	(75)	28,509
Provision (benefit) for income taxes	(214)	1,890	633	6,184
Net income (loss)	(1,699)	6,863	(708)	22,325
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	385	(309)	405	(340)
Change in net unrealized gains (losses) on foreign currency hedging	(82)	(420)	162	(954)
Less: reclassification adjustment for net (gains) losses included in net income	(213)	338	(67)	796
Total net change in unrealized gains (losses) on foreign currency hedging	(295)	(82)	95	(158)
Change in net unrealized gains (losses) on marketable securities	(1)	(18)	(6)	18
Total other comprehensive income (loss), net of tax	89	(409)	494	(480)
Comprehensive income (loss)	$(1,610)	$6,454	$(214)	$21,845

Basic net income (loss) per share attributable to common stockholders (Note 7)	$(0.08)	$0.31	$(0.03)	$1.02
Diluted net income (loss) per share attributable to common stockholders (Note 7)	$(0.08)	$0.31	$(0.03)	$1.00
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,998,299	21,840,473	21,959,521	21,802,468
Diluted common shares	21,998,299	22,191,688	21,959,521	22,387,146

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

	Three months ended September 30, 2020 and September 30, 2019
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, June 30, 2019 (unaudited)	21,933,669	$22	$257,177	$75,946	$653	$333,798
Stock-based compensation	—	—	1,565	—	—	1,565
Employee stock purchases	31,049	—	1,223	—	—	1,223
Restricted stock awards issued, net of forfeitures	24,456	—	—	—	—	—
Vesting of restricted stock units	3,441	—	(6)	—	—	(6)
Shares withheld related to net restricted stock settlement	(979)	—	(46)	—	—	(46)
Stock options exercised	6,738	—	158	—	—	158
Net income	—	—	—	6,863	—	6,863
Other comprehensive loss	—	—	—	—	(409)	(409)
Balance, September 30, 2019 (unaudited)	21,998,374	$22	$260,071	$82,809	$244	$343,146

Balance, June 30, 2020 (unaudited)	22,065,961	$22	$268,349	$82,425	$318	$351,114
Stock-based compensation	—	—	2,050	—	—	2,050
Employee stock purchases	40,513	—	996	—	—	996
Vesting of restricted stock units	11,431	—	(3)	—	—	(3)
Shares withheld related to net restricted stock settlement	(1,614)	—	(47)	—	—	(47)
Net loss	—	—	—	(1,699)	—	(1,699)
Other comprehensive income	—	—	—	—	89	89
Balance, September 30, 2020 (unaudited)	22,116,291	$22	$271,345	$80,726	$407	$352,500

	Nine months ended September 30, 2020 and September 30, 2019
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	6,930	—	—	6,930
Employee stock purchases	47,816	—	2,748	—	—	2,748
Restricted stock awards issued, net of forfeitures	79,058	—	—	—	—	—
Vesting of restricted stock units	24,817	—	(73)	—	—	(73)
Shares withheld related to net restricted stock settlement	(14,002)	—	(764)	—	—	(764)
Stock options exercised	82,053	—	2,036	—	—	2,036
Net income	—	—	—	22,325	—	22,325
Other comprehensive loss	—	—	—	—	(480)	(480)
Balance, September 30, 2019 (unaudited)	21,998,374	$22	$260,071	$82,809	$244	$343,146

Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	6,111	—	—	6,111
Employee stock purchases	68,467	—	2,084	—	—	2,084
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	41,647	—	(14)	—	—	(14)
Shares withheld related to net restricted stock settlement	(6,828)	—	(274)	—	—	(274)
Stock options exercised	9,324	—	186	—	—	186
Net loss	—	—	—	(708)	—	(708)
Other comprehensive income	—	—	—	—	494	494
Balance, September 30, 2020 (unaudited)	22,116,291	$22	$271,345	$80,726	$407	$352,500

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(708)	$22,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,654	9,216
Loss on rental units and other fixed assets	502	473
Gain on sale of former rental assets	(84)	(64)
Provision for sales revenue returns and doubtful accounts	8,341	13,204
Provision for rental revenue adjustments	2,115	1,701
Provision for inventory losses	720	593
Stock-based compensation expense	6,111	6,930
Deferred income taxes	369	5,908
Change in fair value of earnout liability	(166)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,716)	(19,109)
Inventories	2,597	(7,936)
Income tax receivable	(129)	(212)
Prepaid expenses and other current assets	(8,695)	(3,607)
Operating lease right-of-use asset	(3,463)	(6,356)
Other noncurrent assets	2,105	(2,088)
Accounts payable and accrued expenses	(1,495)	3,462
Accrued payroll	1,017	(4,702)
Warranty reserve	1,356	1,946
Deferred revenue	375	2,825
Income tax payable	265	210
Operating lease liability	3,744	7,317
Other noncurrent liabilities	—	(832)
Net cash provided by operating activities	20,815	31,204
Cash flows from investing activities
Purchases of marketable securities	(6,531)	(58,681)
Maturities of marketable securities	11,057	57,900
Investment in intangible assets	(215)	(31)
Investment in property and equipment	(3,352)	(2,275)
Production and purchase of rental equipment	(8,217)	(2,187)
Proceeds from sale of former assets	140	166
Payment for acquisition, net of cash acquired	—	(70,401)
Net cash used in investing activities	(7,118)	(75,509)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from financing activities
Proceeds from stock options exercised	186	2,036
Proceeds from employee stock purchases	2,084	2,748
Payment of employment taxes related to release of restricted stock	(288)	(837)
Net cash provided by financing activities	1,982	3,947
Effect of exchange rates on cash	268	(145)
Net increase (decrease) in cash and cash equivalents	15,947	(40,503)
Cash and cash equivalents, beginning of period	198,037	196,634
Cash and cash equivalents, end of period	$213,984	$156,131

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$158	$221
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	25,749
Property and equipment in accounts payable and accrued liabilities	32	18

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 922,000 of its Inogen oxygen concentrators as of September 30, 2020.

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

The results of operations for the three months and nine months ended September 30, 2020 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2020. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Government grants

The Company may receive cash payments from government grants during a public health emergency (PHE). The Company considers the nature and substance of the government grant and records the cash payment in accordance with the terms and conditions of the grant. Income is deferred until all considerations required for receiving the grant are met and is recognized in the consolidated statements of comprehensive income (loss) based on the nature of the terms and conditions of the grant. In the nine months ended September 30, 2020, the Company received a grant of $6,200 from the Public Health and Social Services Emergency Fund (Relief Fund), which was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES) Act signed into law on March 27, 2020. During the nine months ended September 30, 2020, the Company recorded $5,300 in other income, which was associated with lost revenues from the COVID-19 PHE, and a $900 benefit in general and administrative expense due to COVID-19 PHE related costs incurred in the period.

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

3. Acquisitions

On August 6, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) by and among the Company, New Aera, Inc., a Delaware corporation, Move Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, and Gregory J. Kapust, as stockholder representative. On August 9, 2019, the Company completed the acquisition of New Aera pursuant to and on the terms set forth in the Merger Agreement. In connection with the Merger Agreement, the Company also separately acquired certain intellectual property assets from Silverbow Development, LLC, an affiliate of New Aera (Silverbow). New Aera is an innovative developer and manufacturer of portable non-invasive ventilators for people suffering from various chronic lung diseases. Under the terms of the Merger Agreement, all outstanding shares of capital stock of New Aera were cancelled and converted into the right to receive merger consideration with a value equal to up to $101,923 in cash in the aggregate (inclusive of payments to Silverbow) comprised of $70,523 of cash paid at closing and up to $31,400 in earnout payments if certain performance targets are achieved. Goodwill associated with this acquisition is not expected to be deductible for income tax purposes.

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

The consolidated financial and operating results reflect the New Aera operations beginning August 9, 2019. The following unaudited pro forma information for the three months and nine months ended September 30, 2019 presents the revenue and net income assuming the acquisition of New Aera had occurred as of January 1, 2018.

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Total revenue	$91,756	$283,036
Net income	$5,108	$18,784

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$46,137	$—	$46,137	$46,137	$—
Level 1:
Money market accounts	167,847	—	167,847	167,847	—

Level 2:
Corporate bonds	6,524	1	6,525	—	6,525
Total	$220,508	$1	$220,509	$213,984	$6,525

	As of December 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$51,560	$—	$51,560	$51,560	$—
Level 1:
Money market accounts	146,477	—	146,477	146,477	—

Level 2:
Corporate bonds	2,011	2	2,013	—	2,013
U.S. Treasury securities	9,038	6	9,044	—	9,044
Total	$209,086	$8	$209,094	$198,037	$11,057

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $470 and $514 as of September 30, 2020 and December 31, 2019, respectively.

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)
Other comprehensive income (loss)	405	(6)	95	494
Balance as of September 30, 2020	$676	$—	$(269)	$407

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of September 30, 2020 and December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	As of	As of
Simulation input	September 30, 2020	December 31, 2019
Revenue volatility	35.00%	35.00%
WACC	12.00%	13.00%
20-year risk free rate	1.23%	2.25%
Market price of risk	8.00%	10.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020
Balance at beginning of period	$26,539	$26,559
Change in fair value	(146)	(166)
Balance at end of period	$26,393	$26,393

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

	September 30,	December 31,
Cash and cash equivalents	2020	2019
Cash	$46,137	$51,560
Money market accounts	167,847	146,477
Total cash and cash equivalents	$213,984	$198,037
Marketable securities
Corporate bonds	$6,525	$2,013
U.S. Treasury securities	—	9,044
Total marketable securities	$6,525	$11,057

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

As of September 30, 2020 and December 31, 2019, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,659 and $590, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
Gross accounts receivable	2020	2019
Rental (1)	$5,081	$3,003
Business-to-business and other receivables (2)	28,018	33,101
Total gross accounts receivable	$33,099	$36,104

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
Net accounts receivable	2020	2019
Rental (1)	$4,354	$2,464
Business-to-business and other receivables (2)	27,337	31,861
Total net accounts receivable	$31,691	$34,325

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $5,568 and $10,695 as of September 30, 2020 and December 31, 2019, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of September 30, 2020 and allocated up to $20,000 in coverage as of December 31, 2019 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
Allowances - accounts receivable	2020	2019
Doubtful accounts	$114	$205
Rental revenue adjustments	640	411
Sales returns	654	1,163
Total allowances - accounts receivable	$1,408	$1,779

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries primarily on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2020, and no single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2019. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $9,386 and $5,568, respectively, as of September 30, 2020, and $10,695 and $5,228, respectively, as of December 31, 2019.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2020, the Company’s three major vendors accounted for 20.7%, 11.1%, and 9.7%, respectively, of total raw material purchases. For the nine months ended September 30, 2019, the Company’s three major vendors accounted for 22.1%, 13.8% and 9.7%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 83.4% and 70.3% of the non-U.S. revenue for the three months ended September 30, 2020 and September 30, 2019, respectively, were invoiced in Euros. Approximately 75.6% and 71.2% of the non-U.S. revenue for the nine months ended September 30, 2020 and September 30, 2019, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. revenue	$59,748	$73,269	$185,971	$222,167
Non-U.S. revenue	14,581	18,492	48,538	60,859
Total revenue	$74,329	$91,761	$234,509	$283,026

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $2,459 and $1,076 as of September 30, 2020 and December 31, 2019, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the nine months ended September 30, 2020 and September 30, 2019, $1,795 and $798, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flow. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials and work-in-progress	$25,566	$31,676
Finished goods	4,560	5,174
Less: reserves	(906)	(1,186)
Inventories, net	$29,220	$35,664

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $653 and $938 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1,776 and $2,301 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rental equipment	$1,475	$1,482	$3,995	$4,781
Other property and equipment	982	911	2,912	2,514
Total depreciation and amortization	$2,457	$2,393	$6,907	$7,295

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2020 and December 31, 2019, respectively.

	September 30,	December 31,
Property and equipment	2020	2019
Rental equipment, net of allowances of $345 and $395, respectively	$44,464	$39,308
Other property and equipment	26,011	24,986
Property and equipment	70,475	64,294

Accumulated depreciation
Rental equipment	30,625	30,984
Other property and equipment	14,530	13,872
Accumulated depreciation	45,155	44,856

Property and equipment, net
Rental equipment, net of allowances of $345 and $395, respectively	13,839	8,324
Other property and equipment	11,481	11,114
Property and equipment, net	$25,320	$19,438

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded as of September 30, 2020 and September 30, 2019.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

Balance as of December 31, 2019	$32,954
Translation adjustment	100
Balance as of September 30, 2020	$33,054

Intangible assets

There were no impairments recorded related to the Company’s intangible assets as of September 30, 2020 and September 30, 2019. Amortization expense for intangible assets for the three months ended September 30, 2020 and September 30, 2019 was $2,255 and $1,269, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 was $6,747 and $1,921, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$8,741	$68,959
Licenses	10	185	171	14
Patents and websites	5	4,483	2,834	1,649
Customer relationships	4	1,407	1,202	205
Commercials	2-3	698	516	182
Total		$84,473	$13,464	$71,009

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$2,914	$74,786
Licenses	10	185	165	20
Patents and websites	5	4,274	2,308	1,966
Customer relationships	4	1,346	897	449
Commercials	2-3	777	465	312
Total		$84,282	$6,749	$77,533

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2020
Remaining 3 months of 2020	$2,257
2021	8,728
2022	8,410
2023	7,835
2024	7,830
Thereafter	35,949
$71,009

Current liabilities

Accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$9,514	$16,399
Accrued inventory (in-transit and unvouchered receipts) and trade payables	8,812	11,124
Accrued purchasing card liability	2,323	1,675
Accrued franchise, sales and use taxes	429	713
Other accrued expenses	8,122	819
Accounts payable and accrued expenses	$29,200	$30,730

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued bonuses	$4	$87
Accrued wages and other payroll related items	4,463	3,158
Accrued vacation	2,620	2,169
Accrued employee stock purchase plan deductions	147	801
Accrued payroll	$7,234	$6,215

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 2 years to 11 years, some of which include options to extend the leases for up to 5 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably assured that the Company will exercise the extension options. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

The Company leases a property owned by a related party. Operating lease cost for the property was $8 and $25 for the three and nine months ended September 30, 2020, respectively, which was included in the total operating lease cost.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2020	2019
Cash paid for operating lease liabilities	$1,803	$1,820
Operating lease cost	2,045	1,703
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	5,234	6,418
Weighted-average remaining lease term	2.9 years	2.5 years
Weighted-average discount rate	3.3%	3.8%

Maturities of lease liabilities due in the 12-month period ending September 30,
2021	$2,199
2022	1,993
2023	1,844
2024	1,842
2025	596
Thereafter	3,211
11,685
Less imputed interest	(1,225)
Total lease liabilities	$10,460

Operating lease liability - current	$1,890
Operating lease liability - noncurrent	$8,570
Total lease liabilities	$10,460

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2020, the Company has additional operating leases for its corporate headquarters in California and industrial space in Texas that have not yet commenced, with total minimum lease payments of $21,433. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases are estimated to commence in the first quarter of 2021 with a lease term of approximately 10 years. The table above excludes lease payments that were not fixed at commencement or modification.

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator—basic and diluted:
Net income (loss)	$(1,699)	$6,863	$(708)	$22,325

Denominator:
Weighted-average common shares - basic common stock (1)	21,998,299	21,840,473	21,959,521	21,802,468
Weighted-average common shares - diluted common stock	21,998,299	22,191,688	21,959,521	22,387,146

Net income (loss) per share - basic common stock	$(0.08)	$0.31	$(0.03)	$1.02
Net income (loss) per share - diluted common stock (2)	$(0.08)	$0.31	$(0.03)	$1.00

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,998,299	21,840,473	21,959,521	21,802,468
Stock options and other dilutive awards	206,274	351,215	252,096	584,678
Weighted-average common shares - diluted common stock	22,204,573	22,191,688	22,211,617	22,387,146
Shares excluded from diluted weighted-average shares:
Stock options	655,953	82,380	473,390	—
Restricted stock units and restricted stock awards	395,395	233,045	218,080	235,002
Shares excluded from diluted weighted-average shares	1,051,348	315,425	691,470	235,002

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

(2)	Due to a net loss for the three and nine months ended September 30, 2020, dilutive loss per share is the same as basic.

The computations of diluted net income attributable to common stockholders exclude common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the three and nine months ended September 30, 2019.

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

On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 PHE. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material tax impact on the Company’s consolidated financial statement presentation or results as of and for the three and nine months ended September 30, 2020. The Company is continuing to assess the future implications of these provisions within the CARES Act.

9. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2020, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2020, options to purchase 138,736 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of September 30, 2020, awards with respect to 1,206,292 shares of the Company’s common stock were outstanding, and 1,609,397 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the nine months ended September 30, 2020 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2019	980,884	$0.75-$83.30	$35.24	2.84	$34.07
Exercised	(9,324)	1.17-44.19	20.00
Forfeited	(6,779)	44.19-56.72	48.23
Outstanding as of September 30, 2020	964,781	0.75-83.30	35.30	2.09	5.56
Vested and exercisable as of September 30, 2020	964,781	0.75-83.30	35.30	2.09	5.56
Vested and expected to vest as of September 30, 2020	964,781	$0.75-$83.30	$35.30	2.09	$5.56

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and September 30, 2019 was $269 and $7,017, respectively. As of September 30, 2020, all stock-based compensation expense for options granted under the Plans was recognized.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the nine months ended September 30, 2020 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	202,924	88,458	291,382	43.85
Vested	(42,040)	—	(42,040)	83.06
Forfeited/canceled	(18,858)	(3,134)	(21,992)	76.90
Unvested restricted stock units as of September 30, 2020 (1)	251,002	88,458	339,460	$50.52
Unvested and expected to vest restricted stock units outstanding as of September 30, 2020			251,623	$51.24

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Vested	(22,704)	—	(22,704)	89.76
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of September 30, 2020 (1)	48,366	33,355	81,721	$93.42
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2020			50,193	$86.23

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2020, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $14,971, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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

As of September 30, 2020, a total of 630,165 shares of common stock were available for sale pursuant to the ESPP.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2020, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and September 30, 2019, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock option plan awards	$—	$590	$709	$2,513
Restricted stock units and restricted stock awards	1,878	834	4,853	3,882
Employee stock purchase plan	172	141	549	535
Total stock-based compensation expense	$2,050	$1,565	$6,111	$6,930

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the nine months ended September 30, 2020 and September 30, 2019 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and nine months ended September 30, 2020 and September 30, 2019, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$185	$172	$511	$656
Research and development	233	221	726	825
Sales and marketing	516	263	1,587	1,289
General and administrative	1,116	909	3,287	4,160
Total stock-based compensation expense	$2,050	$1,565	$6,111	$6,930

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020. The Company contributed $455 and $695, net of forfeitures, to the 401(k) plan for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

10. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of September 30, 2020, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 3 months of 2020	$144
2021	457
2022	—
2023	—
2024	—
Thereafter	—
$601

Purchase obligations

The Company had approximately $56,500 of outstanding purchase orders with its outside vendors and suppliers as of September 30, 2020.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Product warranty liability at beginning of period	$12,571	$9,530
Accruals for warranties issued	7,299	8,131
Adjustments related to preexisting warranties (including changes in estimates)	(627)	1,433
Settlements made (in cash or in kind)	(5,316)	(6,523)
Product warranty liability at end of period	$13,927	$12,571

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the nine months ended September 30, 2020 was primarily driven by $3,980 of payments received in advance of satisfying performance obligations, partially offset by $3,901 of revenue recognized that were included in the deferred revenue balances as of December 31, 2019. Deferred revenue related to lifetime warranties was $17,807 and $17,728 as of September 30, 2020 and December 31, 2019, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

Legal proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). On August 17, 2020, the court in the N.D. Cal. Lawsuit ordered that Breathe’s claims be arbitrated, with the sole exception of the correction of inventorship claim, which the court ordered be stayed pending completion of the arbitration on the other claims. On September 4, 2020, Breathe filed a demand for arbitration with the American Arbitration Association, in which Breathe reiterated the claims it filed in the N.D. Cal. Lawsuit. The Company intends to vigorously defend itself against the allegations in both lawsuits and in the arbitration. The Company recorded a contingent liability of $7,000 during the nine months ended September 30, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of September 30, 2020.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, Inogen filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s Tidal Assist Ventilator, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Medicare Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

11. Foreign currency exchange contracts and hedging

As of September 30, 2020 and September 30, 2019, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,221 and $1,176, respectively, and $20,805 and $4,105, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to fifteen months. During the nine months ended September 30, 2020 and September 30, 2019, these contracts had, net of tax, unrealized gains of $95 and unrealized losses of $158, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2020 and September 30, 2019, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of September 30, 2020, the Company had nineteen designated hedges and one non-designated hedge. As of September 30, 2019, the Company had five designated hedges and two non-designated hedges.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union Registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Australia, Brazil, Chile, China, Europe (European Union application), India, Malaysia, Paraguay, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

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

However, the COVID-19 PHE adversely impacted our consolidated operating results in the second and third quarters of 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020 and through the third quarter of 2020. We believe the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence reduced direct-to-consumer sales. While there was an initial surge in demand for oxygen concentrators by our home medical equipment (HME) providers early in the COVID-19 PHE, business-to-business demand declined in the second and third quarters of 2020 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic.

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

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative operational impacts will in part depend on our ability to protect our employees and our supply chain. As the COVID-19 PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities. Employees whose tasks can be done offsite have been instructed to work from home and most of our total personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. During the nine months ended September 30, 2020, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 PHE. However, the COVID-19 PHE could result in an unforeseen disruption to our supply chain that could impact our operations.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2019, the number of inside sales representatives decreased to 329 from 446 as of December 31, 2018; however, overall sales representative productivity improved during the period. In the second half of 2019, we restarted our sales capacity expansion efforts with a more measured approach, selectively hiring new sales representatives across all three of our facilities. Going forward, except as otherwise limited by the impact of the COVID-19 PHE, our long-term plan is to continue to hire to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We also plan to expand our physician referral team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 20 employees as of December 31, 2019. However, our sales expansion and productivity improvements planned in 2020 have been negatively impacted due to the COVID-19 PHE. As a result of the COVID-19 PHE, we slowed down sales representative additions in the second and third quarters of 2020 and plan to have minimal hires for the remainder of 2020. We believe this has reduced and may continue to reduce the number of oxygen therapy patients who purchase our products through our direct-to-consumer sales channel. We have seen and believe we could continue to see a decline in sales in our direct-to-consumer channel until patient mobility and consumer confidence increases. As this is a dynamic situation, we plan to continue to monitor the COVID-19 PHE in the United States and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  We expended $40.3 million in media and advertising costs in 2019 compared to $30.8 million in 2018, to drive greater patient awareness of our products and increase patient inquiries about their ability to switch from their current oxygen products to our technology. Media and advertising costs declined to $7.7 million in the third quarter of 2020 compared to $9.0 million in the third quarter of 2019, primarily associated with reductions due to the COVID-19 PHE and increased focus on new rental setups. We initially planned to continue to increase marketing spend to drive consumer and physician awareness of our products in 2020. We also initially planned to perform a pricing trial in 2020 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers. However, due to the COVID-19 PHE, we revised these plans as discussed in our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and we are continuing to reduce marketing spend during the COVID-19 PHE due to the lower return on those investments and to conserve cash. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 PHE in the United States and may adjust our marketing plan accordingly.

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

While HME providers have been adopting our products in prior quarters, growth has been challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and pending any change in reimbursement rates associated with the published durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) Proposed Rule CMS-1738-P. However, supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there was an initial surge in demand for oxygen concentrators by our HME providers early in the COVID-19 PHE, business-to-business demand declined in the second and third quarters of 2020 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2019, we added a rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2019 with 25 patient intake representatives and administrative personnel and have scaled and plan to continue to scale the rental intake team in 2020, which we believe will lead to increased patients on service and growth in rental revenue in future periods. Due to the COVID-19 PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second and third quarters of 2020. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which should also increase rental revenue during the COVID-19 PHE.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 46 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. As in the United States, while there was an initial surge in demand for oxygen concentrators by our international HME customers early in the COVID-19 pandemic, international demand declined in the second and third quarters of 2020 primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada and Australia. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as the end of 2021 although this could be delayed due to regulatory clearance delays, other impacts of the COVID-19 pandemic or government actions, by the United States or China that impose barriers or restrictions that would impact our ability to access the Chinese market. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products.  We incurred $3.5 million and $2.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $10.4 million and $5.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation POC, the Inogen One G5, in our direct-to-consumer channel during the second quarter of 2019, in our domestic business-to-business channel during the third quarter of 2019, and in certain markets in our international business-to-business channel in the fourth quarter of 2019. Some international markets require additional regulatory or reimbursement clearances to release the product, and we are in the process of obtaining additional clearances to access additional markets. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the intermediate term. Manufacturing cost for our Inogen One G5 was at parity with our Inogen One G3 in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 68% of total domestic POC units sold in the nine months ended September 30, 2020, showing the strong demand for this product from both patients and providers.

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

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and FDA-cleared Tidal Assist ® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in the remainder of 2020, although we expect limited contributions to revenue in 2020. The COVID-19 PHE also had an impact on sales of this product in the second and third quarters of 2020, primarily due to lower retail demand. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

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

It is uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to the CMS, and in January 2020 our appeal was denied. On September 21, 2020, we filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to our Tidal Assist Ventilator, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act. Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Medicare Act, and our due process rights. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals until revisions are made to the product to meet the coding requirements. In addition, the Medicare Coverage Advisory Committee (MEDCAC) recently had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define those patient selection and usage criteria. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement, see the risk factor entitled “The competitive bidding process or other reimbursement policy changes under Medicare could negatively affect our business and financial condition.”

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2020, we are focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and our oxygen concentrator products, and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business, and expect to continue this focus into 2021.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended September 30, 2020 and September 30, 2019, approximately 19.6% and 20.2%, respectively, and 20.7% and 21.5% for the nine months ended September 30, 2020 and September 30, 2019, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 83.4% and 70.3% of the non-U.S. revenue for the three months ended September 30, 2020 and September 30, 2019, respectively, and 75.6% and 71.2% for the nine months ended September 30, 2020 and September 30, 2019, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 46 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $74.3 million and $91.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $234.5 million and $283.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in total revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a decline in direct-to-consumer sales and domestic and international business-to-business sales, primarily associated with the COVID-19 PHE. Similarly, the decrease in total revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to a decline in direct-to-consumer sales and domestic and international business-to-business sales, primarily associated with the COVID-19 PHE. We generated net income (loss) of $(1.7) million and $6.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $(0.7) million and $22.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. We generated Adjusted EBITDA of $4.6 million and $12.8 million in the three months ended September 30, 2020 and September 30, 2019, respectively, and $18.7 million and $40.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2020, our retained earnings were $80.7 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, improving productivity, investing in consumer and physician awareness through increased sales and marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and pending changes in reimbursement rates associated with the published DMEPOS Proposed Rule CMS-1738-P. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen and NIV providers, our private label partner, resellers, and charitable organizations who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage or reimbursement rates, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net oxygen and NIV therapy patient populations, and is presently being impacted by the COVID-19 PHE. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 42,200 systems in the three months ended September 30, 2020 and 51,600 systems for the same period in 2019. We sold approximately 138,100 systems in the nine months ended September 30, 2020 compared to 158,500 systems for the same period in 2019. Management focuses on system sales as an indicator of current business success.

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

Rental revenue increased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, higher billable patients as a percent of total patients on service, and lower adjustments. Medicare reimbursement rates for oxygen therapy increased 1.5% to 3.5%, effective January 1, 2020. In addition, as part of the CARES Act (discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily eliminated, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was also extended for the duration of the COVID-19 PHE, which could increase the rates in 2021 if the COVID-19 PHE continues. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts.

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

We had approximately 29,500 and 25,600 oxygen rental patients as of September 30, 2020 and September 30, 2019, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 10.1% and 5.9% of our total revenue in the three months ended September 30, 2020 and September 30, 2019, respectively, and 8.1% and 5.6% in the nine months ended September 30, 2020 and September 30, 2019, respectively. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three and nine months ended September 30, 2020, approximately 82.8% and 80.6%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in 2018 were $77.03 a month for E1390 and $36.06 a month for E1392. These are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals.

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy. The CARES Act allows the U.S. Department of Health and Human Services (HHS) to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by the HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. H.R. 6074 also granted authority to waive certain requirements. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate is retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% percent Medicare sequestration reduction that went into effect in 2013. This relief is effective May 1, 2020 through December 31, 2020, and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension.

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived. In addition, the administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs document that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS and medical review suspension which ended effective August 3, 2020.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect under competitive bidding. Reimbursement rates between January 1, 2019 and December 31, 2020 are set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in former CBAs is subject to annual CPI adjustments beginning in 2019. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019 the average Medicare reimbursement rates in former CBAs decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Medicare also established new payment classes for liquid oxygen equipment and high flow portable liquid oxygen contents effective January 1, 2019. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursement rates in non-rural, non-former CBAs increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392.

On October 27, 2020, CMS announced that competitive bidding contracts that were scheduled to go into effect on January 1, 2021 will not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 PHE.

CMS also issued a proposed rule (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for the 2% Medicare sequestration that will go back into effect on January 1, 2021, and any net change for inflation and budget neutrality adjustments that typically occur annually each January but have not yet been announced.

CMS is proposing to set Medicare rates after the COVID-19 PHE at the 50/50 blended rates in the non-contiguous and rural areas as a permanent construct, but Medicare rates in all other areas would be set at the adjusted payment amount. This would reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There is a 60-day comment period on this proposed rule, so we expect this rule to be finalized in the first quarter of 2021.

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

CMS could propose future rounds of competitive bidding, which could reduce reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. As of January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding per Medicare’s data on 2018 traditional Medicare fee-for-service beneficiaries in CBAs as compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 8.4% and 6.5% of our total revenue in the three and nine months ended September 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. Our capped patients as a percentage of total patients on service was approximately 13.8% as of September 30, 2020 and 20.2% as of September 30, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

It is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the PDAC Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to CMS, and in January 2020 our appeal was denied. In September 2020, we filed a lawsuit against Palmetto GBA, LLC and Alex Azar and Seema Verma in their official capacities at the Department of Health and Human Services and the Centers for Medicare and Medicaid Services, respectively. The lawsuit seeks to invalidate the retraction of a valid HCPCS code to Inogen’s TAV system and claims a violation of our procedural rights provided under the Medicare Act, the Administrative Procedure Act, and our due process rights due to CMS’ failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the TAV product. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals. In addition, the MEDCAC recently had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define patient selection and usage criteria for these items. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement and the upcoming round of competitive bidding, see the risk factor entitled “The competitive bidding process or other reimbursement policy changes under Medicare could negatively affect our business and financial condition.”

As of September 30, 2020, we had 90 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 44% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets.  We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. Particularly, due to the mandates and behaviors emanating from the COVID-19 PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in the second and third quarters of 2020 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of our sales representatives and the amount of marketing spend in each quarter.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and nine months ended September 30, 2020, primarily due to higher Medicare reimbursement rates, higher patients on service, higher billable patients as a percent of total patients on service and lower revenue adjustments. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams, increase new rental setups, and, for the duration of the COVID-19 PHE, benefit from the higher Medicare reimbursement rates for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes including the impact of COVID-19 PHE changes, Round 2021 competitive bidding, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, and other uncontrollable factors such as changes in the market and competition.

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

At the same time, recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2019 and the nine months ended September 30, 2020, the impact of the Chinese tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2020.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense decreased slightly in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Our average sales representative headcount in the third quarter of 2020 was up approximately 8% compared to the third quarter of 2019, but it was down sequentially from the second quarter of 2020 as attrition outpaced hiring in the period. We expect minimal direct-to-consumer sales representative hiring in the fourth quarter of 2020 and plan to focus on sales representative efficiencies, including improved sales representative productivity and lead utilization, while we continue to monitor the impact of the COVID-19 PHE. Due to the COVID-19 PHE, we have also reduced and expect to continue to reduce marketing spend. However, we still expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in 2020 and 2021 associated with the expanded launch of the TAV product following the limited launch in December 2019.

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

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. Those costs include increases in our accounting, medical billing, human resources, and IT personnel, as well as increases in additional consulting, legal and accounting fees, facilities costs, insurance costs, and board of directors’ compensation.

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

Results of operations

Comparison of three months ended September 30, 2020 and September 30, 2019

Revenue

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$66,809	$86,392	$(19,583)	-22.7%	89.9%	94.1%
Rental revenue	7,520	5,369	2,151	40.1%	10.1%	5.9%
Total revenue	$74,329	$91,761	$(17,432)	-19.0%	100.0%	100.0%

Sales revenue decreased $19.6 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 22.7% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced domestic and international business-to-business sales, primarily associated with the impacts of the COVID-19 PHE. We sold approximately 42,200 oxygen systems during the three months ended September 30, 2020 compared to approximately 51,600 oxygen systems sold during the three months ended September 30, 2019, or a decrease of 18.2%. The decrease in the number of systems sold resulted mainly from a decrease in sales across all channels, primarily due to the COVID-19 PHE.

Rental revenue increased $2.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, or an increase of 40.1% from the comparable period. The increase in rental revenue was primarily related to higher Medicare reimbursement rates, a 15.2% increase in rental patients on service, higher billable patients as a percent of total patients on service, and lower revenue adjustments.

	Three months ended
(amounts in thousands)	September 30,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$23,056	$30,143	$(7,087)	-23.5%	31.0%	32.8%
Business-to-business international sales	14,581	18,492	(3,911)	-21.1%	19.6%	20.2%
Direct-to-consumer domestic sales	29,172	37,757	(8,585)	-22.7%	39.3%	41.1%
Direct-to-consumer domestic rentals	7,520	5,369	2,151	40.1%	10.1%	5.9%
Total revenue	$74,329	$91,761	$(17,432)	-19.0%	100.0%	100.0%

Domestic business-to-business sales decreased 23.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily the result of decreased demand from our resellers and HME partners for oxygen concentrators. We believe this decreased demand was primarily due to competitive bidding uncertainty and the continued impact of the COVID-19 PHE, including lower retail sales, reduced patient travel, physician offices limiting patient interactions that traditionally have led to new oxygen patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients.

International business-to-business sales decreased 21.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, mostly due to decreased demand from our HME partners for oxygen concentrators due to the temporary reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada and Australia. In addition, like in the United States, HME providers turned their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. In the three months ended September 30, 2020, sales in Europe as a percentage of total international sales revenue increased to 90.2% versus 84.2% in the comparative period in 2019, primarily because of larger relative declines seen in other international markets outside of Europe, primarily Canada and Australia.

Domestic direct-to-consumer sales decreased 22.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the impact of the COVID-19 PHE with government mandated shelter-in-place initiatives, reduced consumer travel, and lower consumer confidence, which decreased demand and associated sales representative productivity in the third quarter of 2020 compared to the same period in the prior year. Average sales representative headcount was up approximately 8% compared to the third quarter of 2019.

Domestic direct-to-consumer rentals increased 40.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to increased reimbursement rates, an increase in patients on service, higher billable patients as a percent of total patients on service, and lower revenue adjustments.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$37,714	$44,769	$(7,055)	-15.8%	50.7%	48.8%
Cost of rental revenue	3,609	3,677	(68)	-1.8%	4.9%	4.0%
Total cost of revenue	$41,323	$48,446	$(7,123)	-14.7%	55.6%	52.8%

Gross profit - sales revenue	$29,095	$41,623	$(12,528)	-30.1%	39.1%	45.3%
Gross profit - rental revenue	3,911	1,692	2,219	131.1%	5.3%	1.9%
Total gross profit	$33,006	$43,315	$(10,309)	-23.8%	44.4%	47.2%

Gross margin percentage - sales revenue	43.5%	48.2%
Gross margin percentage- rental revenue	52.0%	31.5%
Total gross margin percentage	44.4%	47.2%

Cost of sales revenue decreased $7.1 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 15.8% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs and warranty costs, partially offset by higher material and overhead costs per unit, partially offset by lower warranty costs per unit.

Cost of rental revenue decreased $0.1 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 1.8% from the comparable period. The decrease in cost of rental revenue was primarily attributable to reduced servicing costs. Cost of rental revenue included $1.5 million of rental asset depreciation for the three months ended September 30, 2020 and for the three months ended September 30, 2019.

Sales revenue gross margin percentage decreased to 43.5% for the three months ended September 30, 2020 from 48.2% for the three months ended September 30, 2019. The decrease was primarily related to lower average selling prices, particularly in our direct-to-consumer channel where consumers bought product configurations with lower margin bundles, and increased material and overhead costs per unit, partially offset by lower warranty expense per unit.

Rental revenue gross margin percentage increased to 52.0% for the three months ended September 30, 2020 from 31.5% for the three months ended September 30, 2019, primarily due to higher Medicare reimbursement rates, higher billable patients as a percent of total patients on service, lower revenue adjustments and lower depreciation and servicing costs per patient on service.

Research and development expense

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$3,511	$2,636	$875	33.2%	4.7%	2.9%

Research and development expense increased $0.9 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or an increase of 33.2% over the comparable period, primarily due to an increase of $1.0 million in intangible amortization costs, which were mainly related to the New Aera acquisition.

Sales and marketing expense

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$22,882	$24,047	$(1,165)	-4.8%	30.8%	26.2%

Sales and marketing expense decreased $1.2 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 4.8% from the comparable period, primarily attributable to decreases of $1.3 million of lower advertising expense, partially offset by $0.9 million of higher personnel-related expenses. In the three months ended September 30, 2020, we spent $7.7 million in media and advertising costs versus $9.0 million in the comparative period in 2019.

General and administrative expense

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$8,586	$8,525	$61	0.7%	11.6%	9.3%

General and administrative expense increased $0.1 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or an increase of 0.7% from the comparable period. The increase was primarily related to $0.8 million in higher personnel-related expenses, partially offset by $0.5 million in lower legal fees and a $0.3 million benefit to general and administrative expense as a reduction to lost revenues classified in other income.

Other income (expense)

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$114	$1,149	$(1,035)	-90.1%	0.2%	1.2%
Other income (expense)	(54)	(503)	449	-89.3%	-0.1%	-0.5%
Total other income, net	$60	$646	$(586)	-90.7%	0.1%	0.7%

Total other income, net decreased $0.6 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 90.7% from the comparable period. The decrease was primarily attributable to $1.0 million in interest income on marketable securities due to the lower interest rate environment and $0.3 million in other income as a reduction to lost revenues from the CARES Act Provider Relief Fund that was reclassified to general and administrative expense, partially offset by an increase of $0.7 million in other income primarily related to net foreign currency gains.

Income tax expense (benefit)

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense (benefit)	$(214)	$1,890	$(2,104)	-111.3%	-0.3%	2.0%
Effective income tax rate	11.2%	21.6%

Income tax expense (benefit) decreased $2.1 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, primarily attributable to a 121.9% decrease in income before income tax expense (benefit).

Our effective tax rate in the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019, primarily due to changes in income before income tax expense. In the three months ended September 30, 2020, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.2 million and our effective tax rate by 9.6%, as compared to the tax rate without such deficiencies. For comparison, in the three months ended September 30, 2019, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.1 million and our effective tax rate by 0.7%, as compared to the tax rate without such deficiencies.

Net income (loss)

	Three months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income (loss)	$(1,699)	$6,863	$(8,562)	-124.8%	-2.3%	7.5%

Net income (loss) decreased $8.6 million for the three months ended September 30, 2020 from the three months ended September 30, 2019, or a decrease of 124.8% from the comparable period. The decrease in net income (loss) was primarily related to lower sales revenue and gross margin as well as lower interest income.

Comparison of nine months ended September 30, 2020 and September 30, 2019

Revenue

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$215,561	$267,073	$(51,512)	-19.3%	91.9%	94.4%
Rental revenue	18,948	15,953	2,995	18.8%	8.1%	5.6%
Total revenue	$234,509	$283,026	$(48,517)	-17.1%	100.0%	100.0%

Sales revenue decreased $51.5 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or a decrease of 19.3% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced domestic and international business-to-business sales, primarily due to the impact of the COVID-19 PHE and Inogen One G5 supply constraints in the first quarter of 2020. We sold approximately 138,100 oxygen systems during the nine months ended September 30, 2020 compared to approximately 158,500 oxygen systems sold during the nine months ended September 30, 2019, or a decrease of 12.9%. The decrease in the number of systems sold resulted mainly from a decrease in sales across all channels primarily due to the COVID-19 PHE and the Inogen One G5 supply constraints in the first quarter of 2020.

Rental revenue increased $3.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, or an increase of 18.8% from the comparable period. The increase in rental revenue was primarily related to higher Medicare reimbursement rates, an increase in rental patients on service, higher billable patients as a percent of total patients on service, and lower revenue adjustments.

	Nine months ended
(amounts in thousands)	September 30,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$72,174	$85,857	$(13,683)	-15.9%	30.8%	30.3%
Business-to-business international sales	48,538	60,859	(12,321)	-20.2%	20.7%	21.5%
Direct-to-consumer domestic sales	94,849	120,357	(25,508)	-21.2%	40.4%	42.6%
Direct-to-consumer domestic rentals	18,948	15,953	2,995	18.8%	8.1%	5.6%
Total revenue	$234,509	$283,026	$(48,517)	-17.1%	100.0%	100.0%

Domestic business-to-business sales decreased 15.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to decreased demand from our HME partners for oxygen concentrators in response to the COVID-19 PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions that traditionally have led to new oxygen patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. In addition, lower Inogen One G5 availability early in the period and uncertainty around competitive bidding Round 2021 contributed to lower sales in the period.

International business-to-business sales decreased 20.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, mostly driven by the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic and continued tender delays in certain European markets. In addition, like in the United States, HME providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in responses to the COVID-19 pandemic. In the nine months ended September 30, 2020, sales in Europe as a percentage of total international sales revenue increased to 87.0% versus 86.4% in the comparative period in 2019.

Domestic direct-to-consumer sales decreased 21.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the impact of the COVID-19 PHE on reduced consumer travel and mobility as well as lower consumer confidence, which decreased demand and associated sales representative productivity in the period compared to the same period in the prior year. In addition, sales declined associated with a decline in average sales representative headcount.

Domestic direct-to-consumer rentals increased 18.8% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in patients on service, increased reimbursement rates, higher billable patients as a percent of total patients on service, and lower revenue adjustments.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$120,914	$134,066	$(13,152)	-9.8%	51.6%	47.4%
Cost of rental revenue	9,474	11,021	(1,547)	-14.0%	4.0%	3.9%
Total cost of revenue	$130,388	$145,087	$(14,699)	-10.1%	55.6%	51.3%

Gross profit - sales revenue	$94,647	$133,007	$(38,360)	-28.8%	40.4%	47.0%
Gross profit - rental revenue	9,474	4,932	4,542	92.1%	4.0%	1.7%
Total gross profit	$104,121	$137,939	$(33,818)	-24.5%	44.4%	48.7%

Gross margin percentage - sales revenue	43.9%	49.8%
Gross margin percentage- rental revenue	50.0%	30.9%
Total gross margin percentage	44.4%	48.7%
Cost of sales revenue decreased $13.2 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or a decrease of 9.8% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs, partially offset by higher material and overhead cost per unit.

Cost of rental revenue decreased $1.5 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or a decrease of 14.0% from the comparable period. The decrease in cost of rental revenue was primarily attributable to reduced rental asset depreciation expense and servicing costs. Cost of rental revenue included $4.0 million of rental asset depreciation for the nine months ended September 30, 2020 compared to $4.8 million for the nine months ended September 30, 2019.

Sales revenue gross margin percentage decreased to 43.9% for the nine months ended September 30, 2020 from 49.8% for the nine months ended September 30, 2019. The decrease was primarily related to lower average selling prices, increased domestic business-to-business sales mix which has a lower gross margin, and higher cost of goods sold associated with certain manufacturing inefficiencies in the period that contributed to higher material and labor and overhead costs per unit. Total domestic business-to-business sales revenue accounted for 33.5% of total sales revenue in the nine months ended September 30, 2020 versus 32.1% in the nine months ended September 30, 2019.

Rental revenue gross margin percentage increased to 50.0% for the nine months ended September 30, 2020 from 30.9% for the nine months ended September 30, 2019, primarily due to higher Medicare reimbursement rates, higher billable patients as a percent of total patients on service, lower revenue adjustments and lower depreciation and servicing costs per patient on service.

Research and development expense

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$10,406	$5,773	$4,633	80.3%	4.4%	2.0%

Research and development expense increased $4.6 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or an increase of 80.3% over the comparable period, primarily due to $4.9 million in intangible amortization costs primarily related to the New Aera acquisition, partially offset by a $0.4 million decrease in product development expenses.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$72,131	$80,006	$(7,875)	-9.8%	30.8%	28.3%

Sales and marketing expense decreased $7.9 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or a decrease of 9.8% from the comparable period, primarily attributable to decreases of $5.9 million of advertising costs, $1.4 million of personnel-related expenses mainly associated with lower commission expense, and $0.7 million in credit card processing fees, partially offset by an increase of $0.7 million in dues, fees and license costs. In the nine months ended September 30, 2020, we spent $24.9 million in media and advertising costs versus $30.8 million in the comparative period in 2019.

General and administrative expense

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$28,087	$27,050	$1,037	3.8%	12.0%	9.5%

General and administrative expense increased $1.0 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or an increase of 3.8% from the comparable period. The increase was primarily attributable to $1.7 million in consulting fees, $0.4 million in facilities costs and $0.3 million in personnel-related expenses, partially offset by a $0.9 million reimbursement from the CARES Act Provider Relief Fund from the COVID-19 PHE and $0.8 million in lower legal fees.

Other income (expense)

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$842	$3,877	$(3,035)	-78.3%	0.4%	1.4%
Other income (expense)	5,586	(478)	6,064	1268.6%	2.4%	-0.2%
Total other income, net	$6,428	$3,399	$3,029	89.1%	2.8%	1.2%

Total other income, net increased $3.0 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or an increase of 89.1% from the comparable period. The increase was primarily attributable to $5.3 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE and a $0.7 million increase in net foreign currency gains, partially offset by a decrease of $3.0 million in interest income on marketable securities due to the lower interest rate environment.

Income tax expense

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense	$633	$6,184	$(5,551)	-89.8%	0.3%	2.2%
Effective income tax rate	N.M.	21.7%

Income tax expense decreased $5.6 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, primarily attributable to a decrease in income before income tax expense for the year.

Our effective tax rate in the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019, primarily due to the increase in excess tax deficiencies recognized from stock-based compensation, partially offset by the changes in income before income tax expense. In the nine months ended September 30, 2020, excess tax deficiencies recognized from stock-based compensation increased our income tax expense by $0.7 million and decreased our effective tax rate by 904.0%, as compared to the tax rate without such deficiencies. For comparison, in the nine months ended September 30, 2019, excess tax benefits recognized from stock-based compensation decreased our income tax expense by $0.4 million and our effective tax rate by 1.3%, as compared to the tax rate without such benefits.

Net income (loss)

	Nine months ended
	September 30,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income (loss)	$(708)	$22,325	$(23,033)	-103.2%	-0.3%	7.9%

Net income (loss) decreased $23.0 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019, or a decrease of 103.2% from the comparable period. The decrease in net income (loss) was primarily related to lower sales revenue and gross margin, partially offset by lower operating expenses and other income from the CARES Act Provider Relief Fund.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2020, we had purchase obligations with outside vendors and suppliers of approximately $56.5 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of September 30, 2020, we had cash and cash equivalents of $214.0 million, which consisted of highly-liquid investments with a maturity of three months or less. Since inception, we have received net proceeds of $91.7 million from the issuance of redeemable convertible preferred stock and convertible preferred stock and $52.5 million ($49.7 million net proceeds) in connection with the sale of common stock in our initial public offering. Since 2013, we have received $53.4 million from proceeds related to stock option exercises and our employee stock purchase plan. For the nine months ended September 30, 2020 and September 30, 2019, we received $2.3 million and $4.8 million, respectively, in proceeds related to these stock programs.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2020 consisted of capital expenditures of $11.8 million including additional rental equipment, other property, plant and equipment, and intangible assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2020 vs. 2019
Summary of consolidated cash flows	2020	2019	$	%
Cash provided by operating activities	$20,815	$31,204	$(10,389)	-33.3%
Cash used in investing activities	(7,118)	(75,509)	68,391	90.6%
Cash provided by financing activities	1,982	3,947	(1,965)	-49.8%
Effect of exchange rates on cash	268	(145)	413	284.8%
Net increase (decrease) in cash and cash equivalents	$15,947	$(40,503)	$56,450	-139.4%

(amounts in thousands)	September 30,	December 31,
Working capital	2020	2019
Cash and cash equivalents	$213,984	$198,037
Marketable securities	6,525	11,057
Accounts receivable, net	31,691	34,325
Inventories, net	29,220	35,664
Income tax receivable	3,105	2,976
Prepaid expenses and other current assets	18,856	10,160
Total current assets	303,381	292,219

Accounts payable and accrued expenses	29,200	30,730
Accrued payroll	7,234	6,215
Warranty reserve – current	5,887	4,923
Operating lease liability – current	1,890	2,014
Deferred revenue – current	6,628	5,478
Income tax payable	1,132	821
Total current liabilities	51,971	50,181

Net working capital	$251,410	$242,038

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the nine months ended September 30, 2020 consisted primarily of our non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $13.7 million, provision for sales returns and doubtful accounts of $8.3 million, stock-based compensation expense of $6.1 million, provision for rental revenue adjustments of $2.1 million, provision for inventory obsolescence and other inventory losses of $0.7 million, decrease in deferred tax assets of $0.4 million, net loss on disposal of rental equipment and other fixed assets of $0.4 million, and our net loss of $0.7 million. The net changes in operating assets and liabilities resulted in a net use of cash of $10.0 million.

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

For the nine months ended September 30, 2020, we received $11.1 million in maturities of marketable securities, partially offset by $6.5 million in purchases of marketable securities. In addition, we invested $11.8 million in the production and purchase of rental assets and other property, equipment, and intangible assets.

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

For the nine months ended September 30, 2020, net cash provided by financing activities consisted of $2.3 million from purchases under our employee stock purchase program and the proceeds received from stock options that were exercised, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.3 million.

For the nine months ended September 30, 2019, net cash provided by financing activities consisted of $4.8 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.8 million.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2020 was $20.8 million compared to $31.2 million in the nine months ended September 30, 2019. As of September 30, 2020, we had cash and cash equivalents of $214.0 million.

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation and change in fair value of earnout liability. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2020	2019	2020	2019
Net income (loss)	$(1,699)	$6,863	$(708)	$22,325
Non-GAAP adjustments:
Interest income	(114)	(1,149)	(842)	(3,877)
Provision (benefit) for income taxes	(214)	1,890	633	6,184
Depreciation and amortization	4,712	3,662	13,654	9,216
EBITDA (non-GAAP)	2,685	11,266	12,737	33,848
Stock-based compensation	2,050	1,565	6,111	6,930
Change in fair value of earnout liability	(146)	—	(166)	—
Adjusted EBITDA (non-GAAP)	$4,589	$12,831	$18,682	$40,778

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rate and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2020 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $3.7 million decline in revenue for the nine months ended September 30, 2020. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $214.0 million as of September 30, 2020, which consisted of highly-liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment interest income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2020 and September 30, 2019. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or nine months ended September 30, 2020 or September 30, 2019.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). On August 17, 2020, the court in the N.D. Cal. Lawsuit ordered that Breathe’s claims be arbitrated, with the sole exception of the correction of inventorship claim, which the court ordered be stayed pending completion of the arbitration on the other claims. On September 4, 2020, Breathe filed a demand for arbitration with the American Arbitration Association, in which Breathe reiterated the claims it filed in the N.D. Cal. Lawsuit. The Company intends to vigorously defend itself against the allegations in both lawsuits and in the arbitration. The Company recorded a contingent liability for $7.0 million during the nine months ended September 30, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of September 30, 2020.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, the Company filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s Tidal Assist Ventilator, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Medicare Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Hill-Rom Holdings, Inc., Breas Medical, Ventec Life Systems, Covidien, Nidek Medical, and 3B Medical. Additional competitors have also pre-announced upcoming product launches of POCs including SysMed and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy and non-invasive ventilator device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended September 30, 2020 and September 30, 2019, sales revenue to our top 10 customers accounted for approximately 32.0% and 34.7%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the three months ended September 30, 2020, and no single customer represented more than 10% of our total revenue for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and September 30, 2019, sales revenue to our top 10 customers accounted for approximately 29.8% and 34.3%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the nine months ended September 30, 2020 and no single customer represented more than 10% of our total revenue for the nine months ended September 30, 2019. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second and third quarters of 2020, we experienced a decline in sales to HME providers due to the COVID-19 public health emergency (PHE). If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we experienced issues with our suppliers sourcing certain components of our Inogen One G5 product in the fourth quarter of 2019 and the first quarter of 2020, which may recur in the future, and which led to orders not being filled in a timely manner. We were not able to obtain sufficient quantities of the required component and could not validate an alternative component in a timely manner. Therefore, we were required to delay manufacturing until additional supplies became available. In the future, we may face similar situations and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. [Recently, the U.S. Food and Drug Administration (FDA) released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.]

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we fail to comply with the applicable regulations, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could constitute a material modification or require a redesign of our products and, potentially, require additional FDA clearance or approval before we could use any materially modified or redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and results of operations.

If we are unable to continue to enhance our existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $3.5 million and $2.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $10.4 million and $5.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, Inc. (New Aera), through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed. In particular, it is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under Healthcare Common Procedure Coding System (HCPCS) code E0466. As discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q, in September 2020, we filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of HHS, in his official capacity, Seema Verma, Administrator of the CMS, in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s Tidal Assist Ventilator, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Medicare Act, and Inogen’s due process rights. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals and could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with public health threats and epidemics, including the COVID-19 PHE.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, business-to-business demand declined in the second and third quarters of 2020 due to physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 PHE which includes replacing existing oxygen patient setups with POCs and temporary reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain European markets due to the COVID-19 PHE. While it is not possible at this time to estimate the overall impact that the COVID-19 PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions has adversely effected our operating results and could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 13.8% as of September 30, 2020 and 20.2% as of September 30, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

The administration has also issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS is waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs document that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS and medical review suspension ended effective August 3, 2020.

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

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. In addition, many private payors reimburse at a percentage of the Medicare rates. Medicare, Medicaid and private payor reimbursement rate cuts have included, or may include elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial condition and results of operations.

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

The competitive bidding process or other reimbursement policy changes under Medicare could negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of HHS to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

Effective January 1, 2019, Medicare beneficiaries may receive durable medical equipment from any Medicare-enrolled supplier until new contracts are in effect. Reimbursement rates between January 1, 2019 and December 31, 2020 will be set at the current pricing level throughout the United States for all Medicare patients, subject to Consumer Price Index (CPI) and budget neutrality adjustments. Pricing in former competitive bidding areas (CBAs) is subject to annual CPI adjustments beginning in 2019. However, CMS also changed the calculation on budget neutrality to apply the offset to all oxygen and oxygen equipment classes beginning January 1, 2019 instead of previously only applying these adjustments to stationary oxygen equipment and oxygen contents. Based on these CPI and budget neutrality adjustments, effective January 1, 2019 the average Medicare reimbursement rates in former CBAs decreased to $72.92 a month for E1390 and $35.72 a month for E1392. Effective January 1, 2020, the average Medicare reimbursement rates were increased by 1.5% to $73.98 a month for E1390 and $36.25 a month for E1392 in these regions that were previously subject to competitive bidding. In addition, the average Medicare reimbursement rates in non-rural, non-former competitive bidding areas increased by 3.5% to $74.84 a month for E1390 and $36.87 a month for E1392.

On October 27, 2020, CMS announced that competitive bidding contracts that were scheduled to go into effect on January 1, 2021 will not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 PHE.

CMS also issued a proposed rule (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the PHE, except for the 2% Medicare sequestration that will go back into effect on January 1, 2021, any net change for inflation and budget neutrality adjustments that typically occur annually each January but have not yet been announced.

CMS is proposing to set Medicare rates after the PHE at the 50/50 blended rates in the non-contiguous and rural areas as a permanent construct, but Medicare rates in all other areas would be set at the adjusted payment amount. This would reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There is a 60-day comment period on this proposed rule, so we expect this rule to be finalized in the first quarter of 2021.

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

CMS could propose future rounds of competitive bidding, which could reduce reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 8.4% and 4.8% of our total revenue in the three months ended September 30, 2020 and September 30, 2019, respectively, and 6.5% and 4.6% in the nine months ended September 30, 2020 and September 30, 2019, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of September 30, 2020 and September 30, 2019. Our capped patients as a percentage of total patients on service was approximately 13.8% and 20.2% as of September 30, 2020 and September 30, 2019, respectively. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

On May 15, 2019, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of October 30, 2020, there were 83 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill. As part of the CARES Act, portions of this bill including the 50/50 blended reimbursement rate in rural and noncontiguous areas and the 72/25 blended reimbursement rate for non-rural, non-competitive bidding areas were approved effective for claims after March 6, 2020 for the length of the COVID-19 PHE. The proposed rule CMS-1738-P would make the 50/50 blended rates in the non-contiguous and rural areas permanent but did not address the 75/25 blended reimbursement rates in certain areas or the budget neutrality adjustment.

On September 4, 2020, H.R. 8158, a bi-partisan bill was introduced in the House of Representatives that would waive the oxygen budget neutrality requirement, similar to the provision in the May 15, 2019 bill. H.R. 8158 passed through the House Energy and Commerce Committee, but there is no known timing on voting on this bill.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. Once the sequestration reduction is reinstated after December 31, 2020, this could adversely affect our financial condition and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements; instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. On April 6, 2020, an IFR was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE, and there was a comment period until June 30, 2020. Pursuant to a temporary regulatory waiver implemented by the administration, CMS has paused the national prior authorization program for certain DMEPOS. However, in July 2020, CMS released a COVID-19 Product Burden Relief FAQs document that included updates to this IFR, including that the pausing of the national prior authorization program for certain DMEPOS ended effective August 3, 2020. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

We face uncertainties that might result from modification or repeal of any of the provisions of the Patient Protection and Affordable Care Act, including as a result of current and future executive orders, legislative actions and judicial decisions. The impact of those changes on us and potential effect on the durable medical equipment industry as a whole is currently unknown. But any changes to the Patient Protection and Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

We depend upon reimbursement from Medicare, private payors, Medicaid and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2020 and September 30, 2019, approximately 10.1% and 5.9%, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, approximately 8.1% and 5.6%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our TAV product is sold in some cases with a stationary concentrator produced by another oxygen concentrator manufacturer. Due to the COVID-19 PHE and related increased demand for stationary oxygen concentrators, we have limited supply of these stationary oxygen concentrators at this time. This has had and will continue to have an impact on TAV sales until supply is stabilized or we receive regulatory clearance or approval to use the TAV with another oxygen concentrator source. We may also be affected by other supply limitations during the COVID-19 PHE that could impact our ability to fulfill orders. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers or if our suppliers, in the near term or the long term, are not able to supply sufficient quantities of components or subassemblies needed for our products due to the COVID-19 PHE, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and results of operations.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our products at our facilities in Richardson, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, the COVID-19 PHE related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we and our contract manufacturer have been able to keep our manufacturing facilities open thus far during the COVID-19 PHE, we cannot assure that we will be able to continue to do so indefinitely. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters and business interruptions which may help us recover some of the costs of damage to our property, costs of recovery and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we could not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely affect our business, financial condition and results of operations.

We rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition and the geography in which they operate.

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators. In 2018, 2019 and the nine months ended September 30, 2020, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue for the remainder of 2020. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

We have previously experienced periods of rapid growth in short periods of time. These periods of rapid growth of our business have placed a significant strain on our managerial and operational resources and systems. For example, as our business has grown, we have seen the cost per generated lead trend higher than historical averages. In addition, many of the sales representatives we hired in 2018 were unable to meet sales targets and were thus transitioned out. To continue to grow our business, we must attract and retain capable personnel and manage and train them effectively, particularly related to sales representatives and supporting sales personnel. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. Going forward, we are hiring additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 PHE, we slowed down sales representative additions in the second and third quarters of 2020 and expect minimal hires in the fourth quarter of 2020. Our growth expectations in direct-to-consumer sales are lower given the slowdown of hiring new sales representatives and lower productivity due to the impact of the COVID-19 PHE, including lower consumer travel and consumer confidence. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations. In addition, our initially planned sales expansion and productivity improvements for 2020 have been and may continue to be negatively impacted due to the COVID-19 PHE. In connection with the COVID-19 PHE, we expect minimal sales representative headcount additions for the remainder of 2020, and we expect the COVID-19 PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our physician-based sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $9.4 million and $5.6 million, respectively, as of September 30, 2020, and two customers each with an accounts receivable balance of $10.7 million and $5.2 million, respectively, as of December 31, 2019. Challenging economic conditions, including those associated with the COVID-19 PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the nine months ended September 30, 2020 and September 30, 2019, approximately 20.7% and 21.5%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2020 and September 30, 2019, we experienced net foreign currency gains of $0.3 million and net foreign currency losses of $0.4 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

If our information technology networks and systems suffer unauthorized access, severe damage, disruption or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and our business could be negatively affected. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including protected health information), and data loss and corruption. There is no assurance that we will not experience service interruptions, security breaches, cybersecurity risks and data security incidents, or other information technology failures in the future.

Due to the COVID-19 PHE, we have an increased number of employees working remotely. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period-to-period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. However, in periods in which our stock price may be lower than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax deficiencies that will increase our effective tax rate. For example, in the nine months ended September 30, 2020, excess tax deficiencies recognized from stock-based compensation decreased our provision for income taxes by $0.7 million and our effective tax rate by 904% as compared to the tax rate without such deficiencies. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price and employee stock option exercises, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy and NIV markets, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market and NIV market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy and NIV patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy and NIV markets serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as POC penetration increases, (viii) the share of POCs as a percentage of the total oxygen therapy spend, (ix) the size of the early-stage COPD market and the interest and clinical benefit of NIV technology to this patient population, and (x) the impact of the COVID-19 PHE on our business and our markets generally are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy or NIV therapy, or the type of long-term oxygen therapy patients. The COVID-19 pandemic may also reduce the number of oxygen therapy patients worldwide due to the higher risk of mortality of elderly patients with existing respiratory diseases if they are exposed to the virus. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Approximately 19.6% and 20.2% of our total revenue was from sales outside of the United States for the three months ended September 30, 2020 and September 30, 2019, respectively, and 20.7% and 21.5% for the nine months ended September 30, 2020 and September 30, 2019, respectively. We sell our products in 46 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

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

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The Federal False Claims Act allows any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statute) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under this federal law may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the recently enacted Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. The majority of states also have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or in several states, apply regardless of payor. Penalties under these state laws can be comparable to those under their federal equivalents.

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

As of September 30, 2020, we have thirty-one pending U.S. and international patent applications, forty-two issued U.S. patents, and nine issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for “Inogen,” “MOMENTUM TRANSFER” and “SONIC BLADE” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Australia, Brazil, Chile, China, Europe (European Union application), India, Malaysia, Paraguay, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration). We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark applications for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of September 30, 2020, one holder of approximately 3.5 million shares, or approximately 16.1%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 67.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months or nine months ended September 30, 2020 and September 30, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed
10.1	Employment and Severance Agreement, dated August 17, 2020, between the Company and Arron Retterer	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	November 4, 2020	By:	/s/ Scott Wilkinson
Scott Wilkinson
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 4, 2020	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)