Form 10-K
period 2020-12-31
Inogen Inc
filed 2021-02-24
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $405.5 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 16, 2021, the registrant had 22,248,694 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

i

INOGEN, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•	information concerning our possible or assumed future cash flows, revenue, sources of revenue and results of operations, operating and other expenses;
•	our assessment and expectations regarding the impact of the COVID-19 pandemic and related public health emergency (PHE) on our business;
•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, and future changes in rental revenue;

•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•

our ability to develop new products, improve our existing products and increase the value of our products, including the integration of non-invasive ventilation (NIV) technology into our existing business;

•

our expectations of the impact of the COVID-19 pandemic and related PHE on sales, productivity, hiring, media expenditures, physician-based sales team and physician referrals, and worldwide demand for oxygen and NIV therapies;

•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business and enter new markets;
•	our expectations regarding the average selling prices and manufacturing costs of our products, including our expectations to continue to reduce average unit costs for our systems;
•	our expectations regarding our sales and marketing strategy channels;
•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the U.S. on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets, including our acquisition of New Aera, Inc. (New Aera);
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits or deficiencies from stock-based compensation;
•	our expectations of future accounting pronouncements or changes in our accounting policies;
•	our assessments and estimates of our effective tax rate;
•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union Registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2019. Based on 2019 traditional fee-for-service Medicare data, we estimate the number of patients using portable oxygen concentrators represents approximately 18% of the total long-term oxygen therapy market (and approximately 23% of the total ambulatory long-term oxygen therapy market) in the United States, although the traditional fee-for-service Medicare data does not account for private insurance, Medicare Advantage, Medicaid and cash-pay patients in the market. We believe we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare business.

Since adopting our direct-to-consumer rental strategy in 2009, we have directly sold or rented more than 968,000 of our Inogen oxygen concentrators as of December 31, 2020.

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. We merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. We completed the acquisition of New Aera on August 9, 2019.

Our market

We estimate approximately 3 million patients in the United States used long-term oxygen therapy in 2019 based on 2019 traditional fee-for-service Medicare data, commercial payor data and our estimate of the size of additional patient populations, such as the retail sales and Veterans Administration (VA) population. While there is no up-to-date single source of long-term oxygen therapy market data, our current estimate of the market size is based on a recent analysis we conducted with the assistance of a third party and certain internal estimates. We believe that the estimate provided herein approximates the number of oxygen therapy patients in the United States as of 2019. However, while growth rates are subject to change over time, we believe that reduced reimbursement rates in connection with competitive bidding, enhanced Medicare billing requirements, and the conversion from tank deliveries to portable oxygen concentrators (POCs) will help contribute to growth opportunities for POCs that exceed the long-term oxygen therapy market growth rate. Since utilization of long-term oxygen therapy is strongly linked to developed nations with established government reimbursement, western Europe represents our second largest market today behind the United States.

Long-term oxygen therapy has been shown to be a cost-efficient and clinically effective means to treat hypoxemia, a condition in which patients have insufficient oxygen in the blood. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner, causing organ damage and poor health. Chronic obstructive pulmonary disease, or COPD, is a leading cause of hypoxemia. Between 65% to 70% of our patient population has been diagnosed with COPD, and as COPD progresses, patients may need long-term oxygen therapy as part of their treatment. Industry sources estimate that approximately 16 million people in the United States have been diagnosed with COPD, with millions more who are unaware they have COPD. COPD is the third leading cause of death in the United States and one of the leading causes of death globally. There are an estimated 251 million individuals worldwide who have COPD, with an estimated 100 million individuals located in China. Smoking is the leading cause of COPD. However, the European Respiratory Journal published a study in July 2019 that concluded ambient air pollution was associated with lower lung function and increased COPD prevalence, based on over 300,000 individuals aged 40 to 69 years.

According to our analysis of 2019 traditional fee-for-service Medicare data, approximately 78% of U.S. long-term oxygen therapy users utilized ambulatory oxygen and the remaining 22% were considered stationary, and either required oxygen twenty-four hours a day, seven days a week, or 24/7, but were not ambulatory, or did not require oxygen 24/7 and only needed nocturnal oxygen. Clinical data has shown that ambulatory patients who use oxygen therapy 24/7, regardless of modality, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 oxygen therapy patients. The cost of one year of long-term oxygen therapy is less than the cost of one day in the hospital. In addition, a report from the Centers for Medicare and Medicaid Services (CMS) in 2019 concluded that utilizers of oxygen therapy have lower deaths, hospitalizations, and days in the hospital than those who have a health condition that would support oxygen but do not use it.

Based on 2019 traditional fee-for-service Medicare data, we estimate that approximately 65% of the ambulatory patients rely upon the delivery model, which has the following disadvantages:

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

•

home medical equipment providers cannot easily convert their businesses to non-delivery models in oxygen due to low total reimbursement for oxygen therapy, capital expenditure constraints, investments that are spread across multiple product lines, and uncertainty around reimbursement rate changes;

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

All of our Inogen One systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse-dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory long-term oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 400 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our Inogen One systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity that are substantially equivalent to continuous flow systems. We have also launched Inogen Connect, a wireless connectivity platform for the Inogen One G4 and Inogen One G5 consisting of a front-end mobile application for use by long-term oxygen therapy users and a back-end database portal for use by homecare providers. The Inogen Connect app is compatible with Apple and Android platforms and includes patient features such as oxygen purity status, battery run time, product support functions, notification alerts, and remote software updates. We believe features of the back-end database portal such as remote troubleshooting, equipment health checks, and a location tracker will drive operational efficiencies for home oxygen providers and lower the total cost of servicing oxygen therapy patients.

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

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory long-term oxygen therapy patient market and serves as a backup to our Inogen One system for ambulatory patients on our rental service. At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients and reduce environmental impact of the product, as well as reduce manufacturing and distribution complexities. While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home product represents a compelling solution for stationary long-term oxygen therapy patients that do not require a portable solution, which are estimated to represent approximately 22.2% of total long-term oxygen therapy patients in the United States based on 2019 traditional fee-for-service Medicare data.

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

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside sales staff, and a physician referral model. We initially planned for sales and marketing expansion in 2020, but this expansion was negatively impacted due to the COVID-19 pandemic and related PHE, which we believe reduced the close rates on patients who contacted us in 2020, led to less efficient marketing spend, caused a reduction in the number of oxygen therapy patients who responded to our marketing campaigns, and had a negative impact on the timing of a pricing trial, all of which resulted in leading us to stall the planned sales and marketing expansion, and as a result of which we also hired fewer sales representatives than initially planned. Of the $246.3 million of our 2020 revenue derived from the United States, approximately 49.4% represented direct-to-consumer sales, 39.1% represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 11.5% represented direct-to-consumer rentals.

As of December 31, 2020, we employed a marketing team of 7 people, an in-house sales team of 349 people (including 300 inside sales representatives), a field-based sales team of 29 people (including 24 physician sales representatives), and a business-to-business sales and support team of 14 people.

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

Consumer Advertising

- Mixture of print, TV and internet advertising
- Advertisements are designed to create awareness of our solutions among oxygen patients

Patient Inquiry and suitability Review

- Review current oxygen needs against Inogen solutions
- Review insurance and cash options
- Determine insurance eligibility

Physician Paperwork

- Obtain qualifying medical record, if necessary
- Schedule patient visit, if necessary
- Obtain supporting Certificate of Medical Necessity, order, and/or prescription, if necessary

Patient Set-up and Clinical Evaluation

- Coordinate clinical assessment, if necessary
- Obtain patient paperwork
- Coordinate removal of current oxygen equipment, if necessary

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

We also sell to resellers and traditional homecare providers in the United States, Canada, Europe, the Asia-Pacific region, Latin America, the Middle East and Africa that choose to deploy our products to long-term oxygen therapy patients either through insurance reimbursement or retail. These customers market the benefits of our products to oxygen therapy patients through consumer advertising and/or retail locations or to physicians through field-based sales representatives. We believe that in addition to the marketing efforts employed by our business customers, our own direct-to-consumer marketing efforts in the United States result in patient interest that our business customers field.

Traditional homecare providers that employ the standard delivery model with oxygen tanks need to replace the oxygen tanks on a regular basis by picking up the empty oxygen tanks and delivering full oxygen tanks for the patient. The delivery model has historically necessitated that a homecare provider has a facility near the oxygen patients that it serves and that the provider has invested in personnel, trucks, etc. to facilitate routine deliveries. The cost to deliver the oxygen tanks to patients is significant for many providers in the standard delivery model. Homecare providers that have adopted Inogen products should be able to reduce the costly deliveries associated with oxygen tanks since our products generate their own oxygen and do not need to be refilled. Our business-to-business sales and marketing strategy for these customers is to raise awareness of our solutions and educate homecare providers on how our products may be able to reduce their total cost of ownership of servicing oxygen patients. As a homecare provider ourselves, we are able to help our business customers adopt a non-delivery long-term oxygen therapy model utilizing patient preferred portable oxygen concentrators. We also private label our product with a business partner that sells to traditional homecare providers. Our private label partner employs field sales representatives who call on homecare providers to showcase the benefits of our products.

Concentration of Customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries primarily on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. For the year ended December 31, 2020, one single customer represented more than 10% of our total revenue, OxyGo HQ Florida (previously named Applied Home Healthcare Equipment), our private label distribution partner. For the year ended December 31, 2019, no single customer represented more than 10% of our total revenue. For the year ended December 31, 2018, one single customer, OxyGo HQ Florida, represented more than 10% of our total revenue. As of December 31, 2020 and December 31, 2019, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $8.4 million and $7.0 million, respectively, and accounts receivable balances of $10.7 million and $5.2 million, respectively.

International

Approximately 20.1% of our total revenue was from outside the United States in 2020. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We sell our products in 58 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2020, we had 14 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 9 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2020, 2019 or 2018.

We believe that the international oxygen therapy market is attractive for the following reasons:

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

We will continue to focus on building out our international sales efforts. In 2017, we added a European customer support site in the Netherlands after acquiring a previous distributor, MedSupport, now operating under Inogen Europe B.V. This site offers multi-lingual customer service and sales support to improve our European customer support at lower cost. Also in support of our European operations, we produce our Inogen One G3 and Inogen One G5 concentrators and perform related repair activities using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers.

Order fulfillment and customer support

Our procedures are designed to enable us to package and ship a system directly to the patient in the patient’s preferred configuration and we aim to do so the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner for shipments originating in the U.S. is FedEx, which also provides additional services that support our direct-to-consumer oxygen therapy program. The FedEx pick up service is used to retrieve products requiring repair and systems that are no longer needed by our rental patients. When necessary, we utilize a courier for white-glove service whereby the courier goes into a patient’s home to remove a replacement product from the box, package the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider.

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2020, we had a dedicated customer service team of 41 people who were trained on our products, a clinical support team of 22 people who were licensed nurses or respiratory therapists, a rental intake team of 34 people, and a dedicated billing services team of 76 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the customer service representative deems appropriate. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products.

Third-party reimbursement

Medicare and private insurance rentals represented 9.2% of our total revenue in 2020, up from 5.9% of our total revenue in 2019, primarily due to decreased sales revenue and increased rental patients on service. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2020, approximately 81.5% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments. Competitive bidding contracts were scheduled to go into effect on January 1, 2021, however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount was 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. The Medicare reimbursement rates in rural areas is outlined in the table below, and include areas that are considered non-contiguous (Alaska, Hawaii, Puerto Rico, and the Virgin Islands). We estimate that approximately 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population.  Note that the 2021 rates listed below include Coronavirus Aid, Relief, and Economic Security (CARES Act) increased rates due to the COVID-

19 PHE, which may not be in place for all of 2021. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2021	$136.24	$44.69
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2021.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2021	$103.18	$39.62
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

There have been significant U.S. reimbursement and policy changes that impact oxygen therapy associated with the COVID-19 PHE declared by the U.S. Department of Health and Human Services (HHS) on January 31, 2020. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for home medical equipment (HME) in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% percent Medicare sequestration reduction that went into effect in 2013. The CARES Act implemented the relief effective May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. The CARES Act also extended the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension.

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, is waived. In addition, the administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Provider Burden Relief FAQs document that stated that CMS would resume full operations for the prior authorization program for certain DMEPOS effective August 3, 2020.

CMS also issued a proposed rule on November 4, 2020 (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and budget neutrality adjustments, as outlined above.

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expect this rule to be finalized in the first half of 2021. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the simple average payment amounts in these regions for POCS (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 per month being paid as of January 1, 2021 for these regions.

CMS is required to propose future rounds of competitive bidding, which could change reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. As of January 1, 2017 (when the last round of competitive bidding was in effect), we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding per Medicare’s data on 2018 traditional Medicare fee-for-service beneficiaries in CBAs compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in any subsequent rounds of competitive bidding that are offered. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 7.5% of our total revenue in the year ended December 31, 2020 and 4.8% in the year ended December 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the years ended December 31, 2020 and December 31, 2019. Our capped patients as a percentage of total patients on service was approximately 11.7% as of December 31, 2020 and 20.3% as of December 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

Our obligations to service Medicare patients over the rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for continued oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

Average Medicare reimbursement rates for NIV HCPCS code E0466 are listed in the table below and were a monthly, non-capped rental. These rates exclude Puerto Rico, where rates have ranged from $1,786.16 to $1,847.38 over the periods presented.

Average Medicare reimbursement rates for NIV (excludes Puerto Rico)	E0466
As of January 1, 2021	$1,053.74
As of January 1, 2020	$1,051.64
As of January 1, 2019	$1,042.26
As of January 1, 2018	$1,018.83

It is uncertain if the current Tidal Assist® Ventilator (TAV®) product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to CMS, and in January 2020 our appeal was denied. In September 2020, we filed a lawsuit against Palmetto GBA, LLC and Alex Azar and Seema Verma in their official capacities at the Department of Health and Human Services and the Centers for Medicare and Medicaid Services, respectively. The lawsuit seeks to invalidate the retraction of a valid HCPCS code to Inogen’s TAV system and claims a violation of our procedural rights provided under the Social Security Act, the Administrative Procedure Act, and our due process rights due to CMS’ failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the TAV product. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals. In addition, the Medicare Evidence Development & Coverage Advisory Committee (MEDCAC) had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to chronic obstructive pulmonary disease (COPD). CMS is seeking MEDCAC’s recommendations regarding the characteristics that define patient selection and usage criteria for these items. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement and the upcoming round of competitive bidding, see the risk factor entitled “The competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors could negatively affect our business and financial condition.”

As of December 31, 2020, we had 91 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 42% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to what Medicare allows for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have reduced our overall POC system cost by approximately 59% from 2009 to 2020. We intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2021, we plan to focus on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and our oxygen concentrator products, and increasing the robustness of our supply chain to reduce potential component constraints as we aim to grow our business.

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

We currently manufacture in two leased buildings in Richardson, Texas and Goleta, California, that we have registered with the Food and Drug Administration (FDA), and maintain a Quality Management system for which we have obtained International Standards Organization (ISO) 13485 certification. We have leases commencing in 2021 for a new building in Goleta, California which we will have to register with the FDA and will replace our existing leased building in Goleta, California, and a new building in Plano, Texas which we will have to register with the FDA and will replace our existing leased building in Richardson, Texas. We believe we and our manufacturing partner have sufficient capacity to meet anticipated demand.

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

In 2018, 2019 and 2020, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our European demand and we expect this to continue in 2021. Our contract manufacturer also began manufacturing the Inogen One G5 in January 2020 and produced the vast majority of the Inogen One G5 concentrators required to support our European demand in 2020, which we expect to continue in 2021. Lastly, our contract manufacturer began repair services for the Inogen One product line in 2020 and repaired the majority of the Inogen One concentrators for our European customers. This has allowed us to continue to expand our manufacturing and repair capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our latest products, the Inogen One G5 and the TAV.

As of December 31, 2020, we had 242 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator and non-invasive ventilation field. As of December 31, 2020, our research and development staff included 27 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, non-invasive ventilation and manufacturing automation. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators and non-invasive ventilators. We have leveraged our fifty-nine issued patents while also reducing the overall POC system cost by approximately 59% from 2009 to 2020.

We have released six products since 2004, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, our Inogen One G3 in September 2012, our Inogen At Home system in October 2014, our Inogen One G4 in May 2016, and our Inogen One G5 in April 2019. We also launched the Inogen Connect platform in December 2018 in our direct-to-consumer channel and in February 2019 in our domestic business-to-business channel. We launched our TAV in December 2019. Our dedication to continuous improvement has also resulted in five mid-cycle product updates and numerous incremental improvements. Development projects utilize a combination of rapid prototyping and accelerated life testing methods to ensure products are taken from concept to commercialization in a fast and capital efficient manner. We leverage our direct patient expertise to rapidly gain insight from end users and to identify areas of innovation that we believe will lead to higher-quality products and lower total cost of ownership for our products.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Hill-Rom Holdings, Inc., Breas Medical, Ventec Life Systems, Medtronic, Nidek Medical, and 3B Medical. Additional competitors have also pre-announced upcoming product launches of POCs including SysMed and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy and non-invasive ventilator device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages, which may be in part due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be required to meet national accreditation and state-by-state licensing requirements and secure insurance contract coverage. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by regional or local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Some of our competitors are large, well-capitalized companies with significantly greater resources than we have. Consequently, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

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

•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for respiratory device products; and
•	greater financial and human resources for, among other things, product development, sales and marketing, and patent litigation.

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

Government regulation

Inogen One systems, Inogen At Home systems, Inogen TAVs, and related accessories are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

FDA’s pre-market clearance and approval requirements

Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior Section 510(k) of the Food, Drug and Cosmetic Act, or 510(k) clearance, a De Novo authorization, or a pre-market approval from the FDA. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval unless they may be marketed under a De Novo authorization from the FDA.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a “predicate device” which can be a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. The performance goal for FDA to make a decision is within 90 FDA Days (calculated as the number of calendar days between the date the 510(k) was “accepted” by the FDA for substantive review and date of a decision, excluding the days the submission was on hold for an Additional Information request). As a practical matter, clearance often takes significantly longer. The FDA must “accept” the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will either allow the submission of a De Novo application, or place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G3, Inogen One G4, and Inogen One G5 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. New Aera obtained 510(k) clearance for the TAV on December 2, 2016.

De Novo authorization pathway

The De Novo authorization pathway is a request to the FDA to classify novel devices of low to moderate risk that had automatically been placed in Class III either by virtue of receiving a “not substantially equivalent” (NSE) determination in response to a 510(k) notification or because there is no available predicate to which to claim substantial equivalence. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “De Novo.” FDA review of a De Novo application may lead the FDA to authorize marketing of the device and classify it as either a Class I or II device, the latter of which can serve as a predicate device for other 510(k) premarket notification submissions.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspection by the FDA and certain corresponding regulatory agencies and authorities. We have been periodically audited by the FDA and found to be in substantial compliance with Good Manufacturing Practices (GMP). We have also completed surveillance and recertification audits by our notified body and found to be in substantial compliance with GMP.

International sales of medical devices are subject to foreign government regulations and registration, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval/clearance, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2021. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be non-compliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure or operating without a required state license may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we are registered with Medicare to do business.  Loss or suspension of our Medicare enrollment may also affect any Medicare competitive bidding program contracts we may apply for in the future. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all applicable state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state until compliance is achieved.

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
•

purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs.

The Federal Anti-Kickback Statute applies to our arrangements with our United States sales representatives, customers and healthcare providers. Although we believe that we have structured such arrangements to comply with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the Federal Anti-Kickback Statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid or other federal healthcare programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes the Physician Self-Referral Law, commonly known as the “Stark Law,” which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member of the physician) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare or Medicaid, unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties and fees, and exclusion from Medicare, Medicaid or other federal healthcare programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, regulatory authorities may determine otherwise.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” or whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties of up to $0.023 million for each false claim, plus three times the amount of damages that the federal government sustained because of the act, can be assessed.

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

State fraud and abuse provisions

Many states have also adopted some form of anti-kickback and self-referral laws and false claims act that may apply to DMEPOS suppliers regardless of the payor source. We believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health, or HITECH, which, among other things, made HIPAA’s privacy and security standards directly applicable to business associates of covered entities effective February 17, 2010. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information in connection with recognized healthcare operations activities. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable standards. Moreover, HITECH created a requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. The 2013 final HITECH omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed public reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.18 million per year (or up to an aggregate of $1.177 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13485 certification is a voluntary standard. Quality systems that implement relevant harmonized standards establish the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005 and our EC-Certificate was issued on March 16, 2007. The final form of the European Medical Device Regulation, which will replace Europe’s Medical Device Directive, entered into force on May 25, 2017 and its full application is expected to be on May 26, 2021. The Medical Device Regulation will apply in parallel with the Medical Device Directive for a transition period of three years.

Inogen has sold products in Canada since 2006 when we obtained our Medical Device License after obtaining appropriate licensure, accreditation, and meeting ISO Standard 13485. As of January 1, 2019, Health Canada implemented the Medical Device Single Audit Program (MDSAP) as the sole mechanism for manufacturers to demonstrate compliance with the quality management system requirements of the Medical Device Regulations, replacing the Canadian Medical Devices Conformity Assessment System (CMDCAS) program. Inogen has been in compliance with the MDSAP since its implementation on January 1, 2019 and believes it is still in compliance with these regulations.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, public accountants, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One, Inogen At Home, or non-invasive ventilation systems, sell counterfeit versions of our products, or obtain and use information that we regard as proprietary.

Patents

As of December 31, 2020, we had twenty-nine pending patent applications and fifty-nine issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2019 acquisition of New Aera added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and New Aera include several categories.

Our patent portfolio contains four principal categories of patents and patent applications. One such category includes patents and patent applications directed to system and component designs that may be incorporated into Inogen’s oxygen therapy product line which includes the Inogen One G3, Inogen One G4, Inogen One G5, and the Inogen At Home oxygen concentrators. For example, U.S. patents 9,592,360 and 10,786,644 are directed to the Inogen One G3 design, U.S. patent 10,695,520 is directed to the design of the Inogen One G4, and U.S. patents 9,283,346; 10,004,869 and 10,869,986 are directed towards the Inogen at Home stationary oxygen concentrator. This category of patents expires in 2031 or later and may serve to deter competitors from reverse engineering or copying our design elements.

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

The fourth category of patents and patent applications is directed to the TAV and related products. For example, U.S. patent 10,384,028 is directed to the nasal interface of the TAV. Another example of a patent in this category is U.S. patent D851,767 which is directed to the design of the TAV. This category of patents expires in 2034 or later.

Trademarks

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Human capital

At Inogen, we believe our employees are critical to our success and our ability to focus on product quality, continuous improvement, and outstanding customer satisfaction. The unique demands of our industry, together with the challenges of running an enterprise focused on the development, manufacture and commercialization of innovative products, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific expertise to oversee and conduct research and development activities and complex manufacturing requirements for our products. We seek the best people we can find and support them to be productive and engaged. We strive to ensure our measures of safety, remuneration and employee engagement are competitive with those of leading companies in our industry.

Employees

As of December 31, 2020, we had 938 full and part-time employees worldwide, consisting of 505 employees in sales, marketing, clinical and client services, 242 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 164 employees in general administration and 27 employees in research and development. In addition, we had 105 temporary workers as of December 31, 2020, primarily in operations, to support spikes in demand. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

Employee culture

Inogen strives to instill a culture that values honesty and ethics, which is why integrity is one of Inogen’s five core values. We expect our employees to honor commitments and take ownership of mistakes and we expect our employees to always do the right thing not the easy thing. In addition, Inogen values self-responsibility, open communication, continuous improvement and service, which are all important components of our culture. All of our directors, officers, and employees are guided by our Code of Ethics and Conduct, which is published on the Investor Relations section of Inogen's website at: http://investor.inogen.com/.   The Code of Ethics and Conduct summarizes the compliance and ethical standards we expect of our employees and directors, the procedures for a suspected breach, and the consequences of any substantiated breach. The Code of Ethics and Conduct also constitutes Inogen’s Code of Ethics and Conduct under US law and the NASDAQ exchange’s listing standards. It deals with conflicts of interest, confidential information, fair dealing with customers, suppliers, competitors, and healthcare professionals, and compliance with financial reporting, insider trading, and other financial market regulation. In addition, we believe our commitment to environmental, social, and governance (ESG) initiatives is important to our customers, patients, employees, suppliers, and investors, and shows our commitment towards improved global health. Our ESG strategy is grounded in business sustainability, our Code of Ethics and Conduct, and our core values.

Talent acquisition and development

Inogen employees have specific career and development pathways, which are designed in consultation with the employee’s operational management and human resources. We encourage employees to take advantage of learning opportunities and we provide financial support through a tuition reimbursement program to help employees complete their college education and be prepared for higher level positions. As part of our commitment to career development and learning, we perform an annual affirmative action review by job role for all Inogen employees, and we have a policy to address identified pay or promotion discrepancies that are not based on experience or skill.

Diversity, equity and inclusion

Diversity, equity and inclusion are essential elements of Inogen’s business practices. We are committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that employees invest in their work represents a significant part of our culture as well as our reputation and achievements. We embrace employees’ diversity of background, experience, culture, and other characteristics that make employees unique. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events.

Inogen is committed to compliance with all applicable federal and state laws prohibiting discrimination in employment and, therefore, does not discriminate against its employees or applicants based on any legally-recognized “protected class”. Consistent with the Americans with Disabilities Act and similar state and local laws, we work with qualified employees and applicants with disabilities in order to identify and provide reasonable accommodations that can enable them to perform their jobs. Inogen’s equal employment opportunity philosophy applies to all aspects of employment with Inogen including recruiting, hiring, job assignment, training, promotion, job benefits, compensation, discipline, and dismissal. Inogen has implemented policies, procedures, and trainings to ensure that any reports of potential discrimination or harassment are appropriately investigated and corrected.

Health and safety

Our approach to health and safety uses both our management systems and our quality culture to minimize workplace incidents and maximize the care taken for employees who suffer from a workplace incident, per our health and safety policy.  Inogen also has a corporate wellness program to promote improved physical and emotional wellbeing. In response to the COVID-19 pandemic and related PHE and as part of our commitment to work to ensure the safety and well-being of our employees, our employees who are able and choose to work from home have done so since mid-March 2020. For employees returning to the workplace and the field, we have also taken additional safety measures, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, temperature screening and COVID-19 testing to access our workplaces.

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

Geographic information

During the years ended December 31, 2020, 2019, and 2018, substantially all of our long-lived assets were located within the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2020, 2019, and 2018, the sales revenue in the second quarter accounted for 23.4%, 28.1% and 27.4%, respectively, and the sales revenue in the third quarter accounted for 23.8%, 25.4% and 26.7%, respectively, of our total sales revenue.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 326 Bollay Drive, Goleta, California 93117. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any

amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Information about our executive officers

The following table identifies certain information about our executive officers as of February 19, 2021.

Name	Age	Position
Nabil Shabshab	56	Chief Executive Officer, President, and Director
Alison Bauerlein	39	Executive Vice President, Finance and Chief Financial
		Officer, Corporate Secretary and Corporate Treasurer
Bart Sanford	55	Executive Vice President, Operations
Brenton Taylor	39	Executive Vice President, Engineering
Byron Myers	41	Executive Vice President, Marketing
Arron Retterer	51	Executive Vice President, Sales

Nabil Shabshab has served as our President, Chief Executive Officer, and as a director since February 8, 2021.  Previously, Mr. Shabshab served as Worldwide President of Diabetes Care and Digital Health at Becton Dickinson and Company from August 2017 until January 2021 and served as its Chief Marketing Officer and Executive Vice President of Strategic Planning from August 2011 until May 2017. Previously, from 2006 to 2010, Mr. Shabshab served as EVP, Global Portfolio, Chief Marketing Officer and Head of RD&E of Diversey, Inc., a cleaning and sanitation solutions company. Prior to that, from 2004 to 2006, Mr. Shabshab served as Principal of The Zyman Group, a marketing consulting firm. From 2002 to 2004, Mr. Shabshab served as Vice President, Client Solutions and Consulting, of Symphony IRI, a consumer marketing firm. Prior to that, Mr. Shabshab served in various sales and marketing roles in pharmaceutical and consumer goods companies. Mr. Shabshab holds an MBA from Northwestern University Kellogg School of Management and a B.S. in Computer Sciences from American Lebanese University. The board of directors believes that Mr. Shabshab’s extensive industry experience qualifies him to serve on the board.

Alison Bauerlein is a co-founder of Inogen and has served as our Chief Financial Officer since 2009 and Executive Vice President, Finance since March 2014. Ms. Bauerlein has also served as Corporate Secretary and Corporate Treasurer since 2002. Ms. Bauerlein previously served as our Vice President, Finance from 2008 until March 2014. Prior to serving in these positions, Ms. Bauerlein also served as Controller with our company from 2008 to 2009 and 2001 to 2004, and the Director of Financial Planning and Analysis from 2004 to 2008. Ms. Bauerlein has over 19 years’ experience in treasury, finance, accounting, risk management as well as strategic and tactical cost analysis and forecasting. Ms. Bauerlein received a Bachelor of Arts degree in Economics/Mathematics with high honors from the University of California, Santa Barbara.

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

Brenton Taylor is a co-founder of Inogen and has served as our Executive Vice President, Engineering since March 2014. Prior to serving in this position, Mr. Taylor served as our Vice President, Engineering from 2008 until March 2014 and as the Director of Technology with our company from 2003 to 2008. Mr. Taylor is listed as an inventor on 33 of the Company’s issued patents related to portable oxygen concentrator development. Mr. Taylor received a Bachelor of Science degree in Microbiology from the University of California, Santa Barbara.

Byron Myers is a co-founder of Inogen and has served as our Executive Vice President, Marketing since August 2020. Previously, Mr. Myers served as our Executive Vice President, Sales and Marketing from January 1, 2017 until August 2020 and served as our Vice President, Marketing from 2011 to 2016. In his current role, Mr. Myers leads Inogen’s marketing, product management, and clinical operations. Prior to serving in these positions, Mr. Myers held various roles with our company, including: Product Manager from 2002 to 2006, Director of Marketing from 2006 to 2007 and 2008 to 2011, International Product Manager during 2007, and Director of International Product Management from 2007 to 2008. Mr. Myers received a Bachelor of Arts degree in Economics/Mathematics from the University of California, Santa Barbara and an MBA from the Rady School of Management at the University of California, San Diego.

Arron Retterer has served as our Executive Vice President, Sales since August 2020. Mr. Retterer was the Global Platform Leader for V. Mueller Surgical Instruments (Becton Dickinson) from June 2016 to October 2019. From October 2010 to May 2016, Arron served as the National Vice President, Sales, for several medical device divisions of BD/Carefusion, including V. Mueller/Snowden-Pencer Surgical Instruments, Airlife Respiratory and Inside Sales. From August 2000 to September 2010 Arron served in various escalating sales roles with the V. Mueller/Snowden-Pencer Surgical Instrument business. Mr. Retterer received a Master of Science from University of Oregon and a Bachelor of Science from the University of Arizona.

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

Risk factors include, but are not limited to, statements concerning the following:

Risks related to our business and strategy:

•	the intense international, national, regional and local competition we face in our industry;
•	our dependence on a limited number of customers for a significant portion of our sales revenue;
•	our reliance on a single source or a limited group of manufacturers or suppliers;
•	the need to continue to enhance our existing products and develop and market new products;
•	risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency (PHE);
•

the competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors, including recently enacted and potential future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs;

•	healthcare reform measures;
•	the complex and lengthy reimbursement process we depend upon for a significant portion of our revenue;
•	the lack of long-term supply contracts with many of our third-party suppliers;
•	the possibility our manufacturing facilities could become unavailable or inoperable and other potential manufacturing problems or delays;
•	our reliance upon a third-party contract manufacturer for certain manufacturing and repair operations;
•	potential failure to maintain or obtain new private payor contracts and future reductions in reimbursement rates from private payors;
•	our ability to manage our anticipated growth effectively;
•	potential acquisitions of, or investments in, other companies;
•	our international sales and manufacturing activities;
•	warranty or product liability claims or other litigation;
•	increases in our operating costs;
•	our dependence on the services of our senior executives and other key technical personnel;
•	variance in our financial condition and results of operations; and
•	the market opportunities for our products.

Risks related to the regulatory environment:

•	extensive federal and state regulation related to our business by numerous government agencies, including the U.S. Food and Drug Administration, or FDA;
•	the potential need to seek additional clearances or approvals for our products; and
•	potential FDA or state regulatory enforcement action.

Risks related to our intellectual property:

•	our ability to secure and maintain patent or other intellectual property protection for the intellectual property used in our products;
•	the possibility that any of our patents may be challenged, invalidated, circumvented or rendered unenforceable; and

•	patent and other intellectual property litigation if our products infringe or appear to infringe the intellectual property rights of others.

Risks related to being a public company:

•	increased costs as a result of operating as a public company and the substantial time our management will be required to devote to compliance initiatives and corporate governance practices; and
•	our ability to maintain effective internal controls.

Risks related to our common stock:

•	the volatility of the trading price of our common stock;
•	the publication of research reports by securities or industry analysts;
•	potential sales of a large number of shares of our common stock;
•	anti-takeover provisions in our charter documents and under Delaware law; and
•	our intention not to pay dividends for the foreseeable future.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Hill-Rom Holdings, Inc., Breas Medical, Ventec Life Systems, Medtronic, Nidek Medical, and 3B Medical. Additional competitors have also pre-announced upcoming product launches of POCs including SysMed and Bellascura. Given the relatively straightforward regulatory path in the oxygen therapy and non-invasive ventilator device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our increased focus on building out a physician sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Some of our competitors are large, well-capitalized companies with greater resources than we have. Consequently, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the years ended December 31, 2020, 2019, and 2018, sales revenue to our top 10 customers accounted for approximately 29.0%, 33.5% and 37.9%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the year ended December 31, 2020. No single customer represented more than 10% of our total revenue for year ended December 31, 2019, and one single customer represented more than 10% of our total revenue for the year ended December 31, 2018. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second, third, and fourth quarters of 2020, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems, our Inogen At Home systems, and our Tidal Assist® Ventilator (TAV®). For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. Our dependence on single-source suppliers of components may expose us to several risks, including, among other things:

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

•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;
•	our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 pandemic and related PHE;
•	we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we experienced issues with our suppliers sourcing certain components of our Inogen One G5 product in the fourth quarter of 2019 and the first quarter of 2020, which may recur in the future, and which led to orders not being filled in a timely manner. We were not able to obtain sufficient quantities of the required component and could not validate an alternative component in a timely manner. Therefore, we were required to delay manufacturing until additional supplies became available. In the future, we may face similar situations and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. Recently, the U.S. Food and Drug Administration (FDA) released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $14.1 million, $9.4 million and $7.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, Inc. (New Aera), through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed. In particular, it is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under Healthcare Common Procedure Coding System (HCPCS) code E0466. As discussed in the “Legal Proceedings” section of the Annual Report on Form 10-K, in September 2020, we filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of HHS, in his official capacity, Seema Verma, Administrator of CMS, in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s TAV, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick TAV and similar devices constitutes a violation of the procedural right provided under the Social Security Act, and Inogen’s due process rights. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals and could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with public health threats and epidemics, including the COVID-19 pandemic and related PHE.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, business-to-business demand declined in the second, third, and fourth quarters of 2020 due to physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs and temporary reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain European markets due to the COVID-19 pandemic and related PHE. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions has adversely effected our operating results and could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements. In addition, new variants of COVID-19 could prove to be deadlier or more transmittable, or the developed vaccines may be ineffective versus these new variants, which could negatively impact our business and financial results.

In addition, we have strived to follow recommended actions of government and health authorities to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. Employees whose tasks can be done offsite have been allowed to work from home and most of our total personnel continue to work from home. While we have worked closely with local and national officials and have thus far been able to keep our manufacturing facilities open due to the essential nature of our products, there can be no assurance that we will be able to keep such facilities open indefinitely during the COVID-19 pandemic and related PHE. We have thus far been able to keep our contract manufacturer capability and capacity available but there can be no assurance that we will be able to keep such facilities open indefinitely during COVID-19 pandemic and related PHE. We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned to mitigate risk to our employees and customers while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

The COVID-19 pandemic and related PHE continues to rapidly evolve. The COVID-19 pandemic and related PHE has already adversely effected our financial results and the extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise, and how quickly and to what extent normal economic and operating conditions can resume if and when the COVID-19 pandemic and related PHE subsides. While the extent of the impact of the COVID-19 pandemic and related PHE on our business and financial results is uncertain, we have already been negatively impacted and a continued and prolonged public health crisis could have a further material negative impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic and related PHE has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in this Annual Report on Form 10-K may be heightened.

While we have received funding from programs enacted under the CARES Act, due to the recent enactment of the CARES Act and related legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic and related PHE continues to evolve. HHS is still issuing additional guidance to providers and suppliers regarding the terms and conditions associated with the implementation of the CARES Act Provider Relief Fund. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We will continue to assess the potential impact of the COVID-19 pandemic and related PHE and government responses to the pandemic on our business, results of operations, financial condition and cash flows.

A significant majority of our rental patients who use our product have health coverage under the Medicare program, and recently enacted and future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs have affected and could continue to materially and adversely affect our business and operating results.

As a provider of oxygen equipment rentals, we depend heavily on Medicare reimbursement as a result of the higher proportion of elderly persons suffering from chronic long-term respiratory conditions. Medicare Part B, or Supplementary Medical Insurance Benefits, provides coverage to eligible beneficiaries that include items of durable medical equipment for use in the home, such as oxygen equipment and other respiratory devices. We believe that up to 48% of long-term oxygen therapy patients in the United States have primary coverage under traditional fee-for-service Medicare Part B. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 11.7% as of December 31, 2020 and 20.3% as of December 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

•

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes, among other things, face-to-face physician encounter requirements for certain durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices. As of January 1, 2017, Centers for Medicare and Medicaid Services (CMS) has decreased prices for durable medical equipment in non-competitive bidding areas to match competitive bidding prices.

•

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy and other durable medical equipment. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020 included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act also included a temporary elimination of the 2% Medicare sequestration reduction that went into effect in 2013. The CARES Act implemented the relief effective May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. In addition, the CARES Act established a provider relief fund of $100 billion, of which $30 billion was distributed on April 10, 2020, for Medicare providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE, and as a Medicare supplier we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provides additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion is additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which is in addition to the $100 billion approved in the CARES Act.

•

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived.

•

The Trump administration also issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS is waived when signatures cannot be collected during the COVID-19 PHE for dates of services within the PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and suspended medical review of claims. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Provider Burden Relief FAQs document that stated that effective August 3, 2020, CMS would resume full operations for the prior authorization program for certain DMEPOS and resume medical review of claims.

These legislative provisions as currently in effect have had and may continue to have a material and/or adverse effect on our business, financial condition and results of operations.

The HHS Office of Inspector General (OIG) has recommended that states review Medicaid reimbursement for durable medical equipment (DME) and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). This was effective beginning January 1, 2018.

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

The competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors could negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of HHS to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2020, approximately 81.5% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior three years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates were updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments. Competitive bidding contracts were scheduled to go into effect on January 1, 2021, however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 PHE. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

CMS also issued a proposed rule on November 4, 2020 (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the PHE, except for budget neutrality adjustments that typically occur annually each January but have not yet been announced.

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the

Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expect this rule to be finalized in the first half of 2021. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the average payment amounts in these regions for POCS (codes E1390 and E1392) would have been $157.60, which is significantly higher than the $110.07 per month being paid as of January 1, 2021.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018 through December 31, 2020, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be the 50/50 blended reimbursement rates based on an average of the pre-competitive reimbursement bidding rates and the current average reimbursement rates to account for higher servicing costs in these areas. We estimate that approximately 15% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2021. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2021	$136.24	$44.69
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2021.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2021	$103.18	$39.62
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

CMS is required to propose future rounds of competitive bidding, which could reduce reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 7.5% of our total revenue in the year ended December 31, 2020 and 4.8% in the year ended December 31, 2019.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2020 and December 31, 2019. Our capped patients as a percentage of total patients on service was approximately 11.7 % as of December 31, 2020 and 20.3% as of December 31, 2019. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

Our obligations to service Medicare patients over the rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and certificate of medical necessity form and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a recertification of the certificate of medical necessity from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

Average Medicare reimbursement rates for NIV HCPCS code E0466 are listed in the table below and were a monthly, non-capped rental. These rates exclude Puerto Rico, where rates have ranged from $1,786.16 to $1,847.38 over the periods presented.

Average Medicare reimbursement rates for NIV (excludes Puerto Rico)	E0466
As of January 1, 2021	$1,053.74
As of January 1, 2020	$1,051.64
As of January 1, 2019	$1,042.26
As of January 1, 2018	$1,018.83

While NIV has been removed from competitive bidding round 2021, NIV may be included in future rounds, which could reduce the reimbursement rates for these products. In addition, the Medicare Coverage Advisory Committee (MEDCAC) had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define patient selection and usage criteria for these items. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives.

It is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the PDAC Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466. However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to CMS, and in January 2020 our appeal was denied. In September 2020, we filed a lawsuit against Palmetto GBA, LLC and Alex Azar and Seema Verma in their official capacities at the Department of Health and Human Services and the Centers for Medicare and Medicaid Services, respectively. The lawsuit seeks to invalidate the retraction of a valid HCPCS code to Inogen’s TAV system and claims a violation of our procedural rights provided under the Social Security Act, the Administrative Procedure Act, and our due process rights due to CMS’ failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the TAV product. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals.

On May 15, 2019, H.R. 2771, a bi-partisan bill was introduced in the House of Representatives that would provide relief from competitive bidding in non-bid areas. As of February 5, 2021, there were 83 co-sponsors on this bill. If passed, the bill would provide retroactive relief to rural areas by making the 50/50 blended reimbursement rate in rural and noncontiguous areas to all items and services furnished with dates of service from June 1, 2018, with no end date, and by introducing a 75/25 blended reimbursement rate for areas other than rural or noncontiguous areas. The legislation also proposes to remedy a double-dip cut to oxygen payments caused by the misapplication of a 2006 budget neutrality offset balancing increased utilization for oxygen generating portable equipment with lower reimbursement for stationary equipment. There is no known timing on voting on this bill. As part of the CARES Act, portions of this bill including the 50/50 blended reimbursement rate in rural and noncontiguous areas and the 72/25 blended reimbursement rate for non-rural, non-competitive bidding areas were approved effective for claims after March 6, 2020 for the length of the COVID-19

PHE. The proposed rule CMS-1738-P would make the 50/50 blended rates in the non-contiguous and rural areas permanent but did not address the 75/25 blended reimbursement rates in certain areas or the budget neutrality adjustment.

In February 2020, the Trump administration sent Congress a 2021 budget proposal that included language on competitive bidding. Specifically, the proposal would eliminate the requirement under the competitive bidding program that CMS pay a single payment amount based on the median bid price, proposing instead that CMS pay winning suppliers at their own bid amounts beginning in 2024. Additionally, this proposal would expand competitive bidding to all areas of the country, including rural areas, which will be based on competition in those areas rather than on competition in urban areas. In addition to changes to competitive bidding, the 2021 budget proposal would allow on an annual basis through rulemaking for CMS to use retail price information to create DMEPOS fee schedule rates, which would not take into account associated services that Medicare DME suppliers offer. The proposal would also enable CMS not to impose the face-to-face requirement on all providers for durable medical equipment. Furthermore, the proposal seeks to address excessive billing of durable medical equipment that requires refills or serial claims. Specifically, Medicare would gain authority to test whether using a benefits manager for serial durable medical equipment claims would result in lower improper payments and reductions in inappropriate utilization. The benefits manager would be responsible for ensuring beneficiaries were receiving the correct quantity of supplies or service for the appropriate time period. Lastly, the proposal would expand prior authorization to additional items and services that are both high-cost and at high-risk for improper payments. These provisions were not included in the latest omnibus budget, so it is unclear if any of these proposals will be implemented. We believe additional cuts to reimbursement would continue to drive conversion to non-delivery technologies, including POCs; however, this could also exacerbate patient access issues for treatment.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and the December stimulus bill temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. Although the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, extended the suspension period of the sequestration to March 31, 2021, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2020, 2019 and 2018, approximately 9.2%, 5.9% and 6.2%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our TAV product is sold in some cases with a stationary concentrator produced by another oxygen concentrator manufacturer. Due to the COVID-19 pandemic and related PHE and related increased demand for stationary oxygen concentrators, we have limited supply of these stationary oxygen concentrators at this time. This has had and will continue to have an impact on TAV sales until supply is stabilized or we receive regulatory clearance or approval to use the TAV with another oxygen concentrator source. We may also be affected by other supply limitations during the COVID-19 pandemic and related PHE that could impact our ability to fulfill orders. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers or if our suppliers, in the near term or the long term, are not able to supply sufficient quantities of components or subassemblies needed for our products due to the COVID-19 pandemic and related PHE, we may be required to change suppliers which would be time consuming and disruptive and could adversely affect our business, financial condition and results of operations.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our products at our facilities in Richardson, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, the COVID-19 pandemic and related PHE related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we and our contract manufacturer have been able to keep our manufacturing facilities open thus far during the COVID-19 pandemic and related PHE, we cannot assure that we will be able to continue to do so indefinitely. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure and equip a new manufacturing facility on acceptable terms in a timely manner. The inability to manufacture our products, combined with delays in replacing parts inventory and manufacturing supplies and equipment, may result in the loss of customers and/or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we have insurance coverage for certain types of disasters and business interruptions which may help us recover some of the costs of damage to our property, costs of recovery and lost income from the disruption of our business, insurance coverage of certain perils may be limited or unavailable at cost effective rates and may therefore not be sufficient to cover any or all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we could not be able to manufacture, store, and ship our products in sufficient quantity or a cost effective or timely manner, which would adversely affect our business, financial condition and results of operations.

We rely upon a third-party contract manufacturer for certain manufacturing operations and our business and results of operations may be adversely affected by risks associated with their business, financial condition and the geography in which they operate.

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. In 2018, 2019, 2020, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2021. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

•	risks associated with our contract manufacturer’s ability to successfully undergo FDA and other regulatory authority quality inspections;
•	potential uncertainty regarding manufacturing yields and costs;
•	availability of manufacturing capability and capacity, particularly during periods of high demand and the COVID-19 pandemic and related PHE;
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

A portion of our rental revenue is derived from private payors. Based on our patient population, we estimate approximately 33% of potential customers have non-Medicare insurance coverage (including Medicare Advantage plans). Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and results of operations. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare reimbursement amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to maintain or obtain new private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial condition and results of operations.

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

Going forward, we plan to hire additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 pandemic and related PHE, it was also down at year-end 2020 compared to year-end 2019. Our growth expectations in direct-to-consumer sales are lower given the slowdown of hiring new sales representatives and lower productivity due to the impact of the COVID-19 pandemic and related PHE, including lower consumer travel and consumer confidence. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 pandemic and related PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations.

In addition, our sales expansion and productivity improvements for 2021 may continue to be negatively impacted due to the COVID-19 pandemic and related PHE. In connection with the COVID-19 pandemic and related PHE, we expect minimal sales representative headcount additions for the first half of 2021, and we expect the COVID-19 pandemic and related PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our physician-based sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

We also experienced increased demand for our products towards the end of the first quarter of 2020 and towards the end of the fourth quarter of 2020, since physicians may prescribe supplemental oxygen as a treatment for COVID-19. As a result, in these periods we saw increased demand for our products for applicable patients who may be treated in the home instead of an acute hospital setting. This demand is mostly being filled through our HME provider partners, who work closely with hospitals to discharge patients into a home treatment program. If this demand increase resumes and we cannot meet this demand, we may lose market share to competitors or lose customers, which may negatively affect our financial conditions and results of operations. In addition, even if we are able to meet any such increased demand, such an increase in business-to-business sales mix may negatively impact our gross margin as HME provider purchases have a significantly lower average selling price than direct-to-consumer purchases.

During 2019, we signed leases to expand our facilities located in Richardson, Texas and Goleta, California, which are expected to commence in 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators and perform product repairs, is expected to be sufficient to meet our manufacturing needs provided that these facilities remain operational. However, our anticipated growth may place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time-to-time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of MedSupport in 2017 and our acquisition of New Aera in 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

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

Our products are manufactured using complex parts and processes, sophisticated equipment and strict adherence to design specifications and quality standards. Any unforeseen manufacturing problems, such as disruption related to the COVID-19 pandemic and related PHE, contamination of our facility, equipment malfunction or miscalibration, supply chain shortages, regulatory findings, or failure to strictly follow procedures or meet design specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any such manufacturing issues could require substantial time and resources. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely and quality manner, our operating results could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. For example, in December 2019 through February 2020, we experienced unforeseen manufacturing challenges with respect to a column sub-assembly manufacturing supplier on the Inogen One G5, which led to a significant backlog of orders and some cancellation of orders. The ongoing servicing costs associated with these issues, or other manufacturing issues we may experience in the future may increase our cost of goods sold, adversely affect our operating results and harm our reputation. Additionally, regulators may disagree with our handling of any such incidents and take action. Also, although we believe we are addressing these issues, we may experience additional unexpected product defects or errors that could have adverse effects. In addition to these manufacturing issues, we also have experienced issues with our supply chain, as discussed in detail in the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $8.4 million and $7.0 million, respectively, as of December 31, 2020, and two customers each with an accounts receivable balance of $10.7 million and $5.2 million, respectively, as of December 31, 2019. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2020, 2019 and 2018, approximately 20.1%, 21.5% and 21.6%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period which expired on December 31, 2020.

In December 2020, the U.K. and the European Union agreed on a trade and cooperation agreement, under which the U.K. and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire European Union single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.

Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the year ended December 31, 2020 we experienced a net foreign currency gain of $0.6 million, and for the years ended December 31, 2019 and

December 31, 2018, we experienced net foreign currency losses of $0.2 million and $0.7 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2020. Additional information on our hedging arrangements is also contained in Note 4 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes in our consolidated financial statements in this Annual Report on Form 10-K.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, shipping delays associated with the COVID-19 pandemic and related PHE, or other factors could disrupt or delay shipping or offloading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

We leverage various third parties to sell our products and conduct our business abroad. We, our distributors and channel partners, and our other third-party intermediaries and manufacturer may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We provide training to all employees, including management, to ensure compliance with the FCPA. As such, we intend to continue to implement an FCPA/anti-corruption compliance program to ensure compliance with such laws, but we face the risk that individual actions of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we have to defend ourselves and may be ultimately held responsible.

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

We currently derive the majority of our revenue from rentals or sales generated from our own direct sales force. Failure to maintain or expand our direct sales force could adversely affect our financial condition and results of operations. Additionally, we use international distributors to augment our sales efforts, certain of which are exclusive distributors in certain foreign countries. We cannot assure you that we will be able to successfully retain or develop our relationships with third-party distributors internationally. In addition, we are subject to United States export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. In particular, we have secured annual export licenses from the U.S. Treasury Department’s Office of Foreign Assets Control to sell our products to a distributor and hospital and clinic end-

users in Iran. The use of this license requires us to observe strict conditions with respect to products sold, end-user limitations and payment requirements. Although we believe we have maintained compliance with license requirements, there can be no assurance that the license will not be revoked, be renewed in the future or that we will remain in compliance. More broadly, if we fail to comply with export control laws or successfully develop our relationship with international distributors, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products resulting in adverse results of operations.

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

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, and our Executive Vice President, Sales, Arron Retterer, joined us in August 2020. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

We and our vendors and service providers rely on information technology networks and systems, and if we are unable to protect against service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate our business; and to communicate within our company and with customers, suppliers, partners and other third parties. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cybersecurity risks, data security incidents, telecommunication failures, user errors or catastrophic events. Like other companies, we have experienced data security incidents before. For example, on April 13, 2018, we announced that messages within an employee email account were accessed by unknown persons outside of our company without authorization. Some of the messages and attached files in that email account contained personal information belonging to our rental customers. We immediately took steps to secure customer information and hired a leading forensics firm to investigate the incident and to bolster our security. The unauthorized access of the potentially impacted email account appears to have occurred between January 2, 2018 and March 14, 2018. We notified approximately 30,000 current and former rental customers of this incident as well as the applicable regulatory authorities. We also provided resources, including credit monitoring and an insurance reimbursement policy, to assist all potentially affected individuals. We have incurred remedial, legal and other costs in connection with this incident. We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents.

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

Due to the COVID-19 pandemic and related PHE, we have an increased number of employees working remotely. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. In addition, we are required under the GDPR to respond to customers' Subject Access Reports (SARs) within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could adversely affect our business, financial condition and results of operations.  Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance POC purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with pending legal matters; and fluctuations in foreign currency exchange rates. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income (loss) in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth and cost control, our operating results could suffer, and our stock price could decline, primarily because a significant amount of our expenses are fixed and would take additional time to reduce. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Our projections regarding (i) the size of the oxygen therapy and NIV markets, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market and NIV market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy and NIV patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy and NIV markets serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as POC penetration increases, (viii) the share of POCs as a percentage of the total oxygen therapy spend, (ix) the size of the early-stage COPD market and the interest and clinical benefit of NIV technology to this patient population, and (x) the impact of the COVID-19 pandemic and related PHE on our business and our markets generally are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy or NIV therapy, or the type of long-term oxygen therapy patients. The COVID-19 pandemic and related PHE may also reduce the number of oxygen therapy patients worldwide due to the higher risk of mortality of elderly patients with existing respiratory diseases if they are exposed to the virus. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

An adverse outcome of a sales and use tax audit or change in U.S. tax laws could have a material adverse effect on our results of operations and financial condition.

We operate in multiple taxing jurisdictions and certain revenue streams may be subject to sales and use tax. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to taxability of our revenue also materially impact our sales and use tax liabilities. The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales of concentrators and accessories may be subject to sales and use tax, but in other states they should be exempt from sales and use tax. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

The adoption and interpretation of new tax legislation, tax rulings, or exposure to additional tax liabilities, could materially affect our financial condition, results of operations, and cash flows.

We are subject to income and other taxes in the U.S. and other foreign jurisdictions in which we do business. As a result, our provision for income taxes is derived from a combination of applicable tax rates in the various places we operate. Significant judgment is required for calculating our income tax provision.

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax law or tax rulings, or changes in interpretations of existing law, could adversely affect our financial condition and results of operations. For example, changes to the U.S. tax laws enacted in December 2017 had a significant impact on our deferred tax assets, income tax provision and effective tax rate for the year ended December 31, 2017. The new Administration and Congress could make changes to existing tax law, including an increase in the corporate tax rate or the tax rate on foreign earnings. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. Changes to existing tax law in the U.S. or other foreign jurisdictions could adversely affect our financial condition and results of operations.

The Medicare Fee-For-Service (FFS) sequestration reduction has and may continue to negatively affect our revenue and profits.

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily eliminated the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. Once the sequestration reduction is reinstated, this could adversely affect our financial condition and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization.” The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen rentals (code E1390) was included on the master list, but it was later removed. On April 22, 2019, stationary oxygen rentals (E1390) was again added to the list of potential codes that could be subject to PA. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS will select a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements, instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. On April 6, 2020, an IFR was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE, and there was a comment period until June 30, 2020. Pursuant to a temporary regulatory waiver implemented by the administration, CMS has paused the national prior authorization program for certain DMEPOS. However, in July 2020, CMS released a COVID-19 Provider Burden Relief FAQs that stated that CMS would resume full operations for the national prior authorization program for certain DMEPOS effective August 3, 2020. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

Before we can market or sell a medical device in the United States, we must obtain either 510(k) clearance, clearance under the de novo process or approval of a pre-market approval application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing.

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

Approximately 20.1%, 21.5% and 21.6% of our total revenue was from sales outside of the United States for the years ended December 31, 2020, 2019, and 2018, respectively. We sell our products in 58 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2021 and will replace the existing directives on medical devices in the European Union. After May 2021, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive, may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that fail to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the Medical Device Directive may not be placed on the market in the European Union after May 2024.

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

We are subject to complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs, and our failure to comply with existing requirements, or changes in those requirements or interpretations thereof, could adversely affect our business, financial condition and results of operations.

We are subject to complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. We could experience a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, which could cause substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

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

The Physician Self-Referral Law, commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member of the physician) has a financial relationship, for the furnishing of certain designated health services (DHS) for which payment may be made by Medicare or Medicaid, unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other federal healthcare programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, regulatory authorities may determine otherwise.

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

The Patient Protection and Affordable Care Act also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for

Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $0.18 million per year (and up to an aggregate of $1.177 million per year for “knowing failures”), subject to an annual adjustment for inflation.

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

The Federal Civil Monetary Penalties Law grants authority to the HHS Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. This is commonly known as a beneficiary inducement. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, including the safe harbor regulation for discounts, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.022 million (subject to annual adjustment for inflation) for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

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

We sell our products in 58 countries outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of December 31, 2020, we have twenty-nine pending U.S. and international patent applications, forty-four issued U.S. patents, and fifteen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to respiratory therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement of a patent assigned to Breathe, that inventorship was incorrectly assigned and that Breathe has rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California Business and Professional Code section 17200. While we settled our lawsuit with Breathe, if we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages, injunctive relief, and loss of valuable intellectual property rights, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, and Europe (European Union registration). We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $3.0 million and $5.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and public accounting firms are subject to PCAOB compliance audits. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

In addition, the State of California has put regulations in place to prioritize board diversity. If we are unable to implement these requirements to find the level of talent and skills in diverse candidates within the timeframes of the regulation, we may face penalties, poor investor perception of the Company, or harm to our reputation.

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

The stock market in general and market prices for the securities of technology-based companies like ours in particular, have from time-to-time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock.

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

As of December 31, 2020, one holder of approximately 3.5 million shares, or approximately 16.0% of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of December 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 67.9% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we lease approximately 46,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under leases that expired in October 2020 which are being extended on a month-to-month basis; approximately 54,000 square feet of office space in Plano, Texas under a lease that expires in April 2031; approximately 60,000 square feet of manufacturing and repair space in Richardson, Texas under leases that expire in January 2022 and March 2022; and approximately 94,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; and Breukelen in the Netherlands with lease terms of 3 years. We also own land and office space in Manitowoc, Wisconsin. As of December 31,

2020, we have also entered into additional operating leases for our corporate headquarters in Goleta, California and industrial space in Plano, Texas that are each expected to be commenced in the first half 2021 with approximately 50,000 square feet and 100,000 square feet, respectively, of manufacturing and office space. We believe that our existing facilities and the facilities under the recent leases we have entered into to be commenced in 2021 are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). On August 17, 2020, the court in the N.D. Cal. Lawsuit ordered that Breathe’s claims be arbitrated, with the sole exception of the correction of inventorship claim, which the court ordered be stayed pending completion of the arbitration on the other claims. On September 4, 2020, Breathe filed a demand for arbitration with the American Arbitration Association, in which Breathe reiterated the claims it filed in the N.D. Cal. Lawsuit. On January 20, 2021, the Company entered into a comprehensive settlement agreement with Breathe, which has resolved all disputes in the two lawsuits and the arbitration filed by Breathe. As a result of the settlement agreement, the lawsuits and arbitration have been dismissed. The Company recorded a contingent liability for $8.0 million during the twelve months ended December 31, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of December 31, 2020.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020; that motion is currently pending. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, the Company filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s TAV, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick TAV and similar devices constitutes a violation of the procedural right provided under the Social Security Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights.

Other litigation

In the normal course of business, we are from time-to-time involved in various legal proceedings or potential legal proceedings, including matters involving employment, product liability and intellectual property. We carry insurance, subject to specified deductibles under our policies, to protect against losses from certain liabilities and costs. At this time, we do not anticipate that any of these proceedings arising in the normal course of business will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from December 31, 2015 to December 31, 2020. This graph assumes an investment of $100 on December 31, 2015 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

$500
$400
$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Inogen, Inc.
S & P Healthcare Equipment & Supplies^(1)
Russell 2000^(2)
NASDAQ Composite^(3)

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Inogen, Inc.	$100.00	$214.12	$386.74	$395.82	$216.29	$140.17
S & P Healthcare Equipment & Supplies^(1)	100.00	122.73	158.93	172.93	210.37	280.01
Russell 2000^(2)	100.00	112.65	127.46	111.94	138.14	164.36
NASDAQ Composite^(3)	100.00	113.66	145.76	140.10	188.89	271.75

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.

(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 16, 2021, there were 27 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued rapid spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and will likely continue to adversely impact our business operations, demand for our products, the manufacture or shipment of our products, and our financial condition and operating results.

Our priorities during the COVID-19 pandemic and related PHE include protecting the health and safety of our employees and supporting our patients and customers. Given the COVID-19 impact to the respiratory system, oxygen therapy is prescribed by healthcare professionals for treatment and recovery for certain patients with COVID-19. We also believe stationary oxygen concentrators, and, secondarily, portable oxygen concentrators (POCs) could provide relief to global hospital systems by allowing appropriate patients to be treated in the home, such as patients early in the disease progression or those in recovery post hospital discharge, thus making room for more severe patients who need treatment in the hospital.

However, the COVID-19 pandemic and related PHE adversely impacted our consolidated operating results in the second, third and fourth quarters of 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020 and through the fourth quarter of 2020. We believe the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence reduced direct-to-consumer sales. While there was an initial surge in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide early in the COVID-19 pandemic and related PHE, total business-to-business demand declined in the second, third and fourth quarters of 2020 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused and may continue to cause reduced demand for our products across all channels due to the global economic environment and reduced regular physician interactions and testing which could lead to a lower rate of diagnosis for long-term oxygen therapy. Additionally, while we initially planned for sales and marketing expansion in 2020, this was negatively impacted due to the COVID-19 pandemic and related PHE, which reduced the close rates on patients who contact us resulting in less efficient marketing spend, reduced the number of oxygen therapy patients who respond to our marketing campaigns, reduced the number of sales representatives hired, or impacted the timing of a pricing trial. Given these uncertainties, we have implemented cost savings by decreasing personnel hires, suspending our 401(k) match effective July 1, 2020, and reducing advertising spend, while also increasing rental setups to improve lead utilization.

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative operational impacts will in part depend on our ability to protect our employees and our supply chain. As the COVID-19 pandemic and related PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities. Employees whose tasks can be done offsite have been allowed to work from home and most of our total personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. During 2020, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 pandemic and related PHE. However, the COVID-19 pandemic and related PHE could result in an unforeseen disruption to our supply chain that could impact our operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative POCs used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Long-term oxygen therapy is defined as the provision of oxygen therapy for use at home in patients who have chronic low blood oxygen levels (hypoxemia). Traditionally, these patients have relied on stationary oxygen concentrator for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing as little as approximately 2.8 pounds with a single battery. Our Inogen One systems range from 2.6 to 6.5 hours of battery life with a single battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2020, the number of inside sales representatives decreased to 300 from 329 as of December 31, 2019. In 2021, we plan to restart our sales capacity expansion efforts, selectively hiring new sales representatives across all three of our facilities. However, we expect fewer hires in the first half of 2021 due to the continued impacts of the COVID-19 pandemic and related PHE. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to hire to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We also plan to expand our physician referral team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 24 sales representatives and 5 support personnel as of December 31, 2020. We have seen and believe we could continue to see a decline in sales in our direct-to-consumer channel until patient mobility and consumer confidence increases after the COVID-19 pandemic and related PHE ends. As this is a dynamic situation, we plan to continue to monitor the COVID-19 PHE and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  While we continued marketing efforts at a reduced level to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology, media and advertising costs declined to $34.2 million in 2020 compared to $40.3 million in 2019, primarily associated with reductions due to the COVID-19 pandemic and related PHE and an increased focus on new rental setups. We plan to increase marketing spend to drive consumer and physician awareness of our products in 2021; however, during the COVID-19 pandemic and related PHE we expect to have lower marketing spend than in a typical year due to the lower return on those investments. We also plan to perform a pricing trial in 2021 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers, however, these may be delayed due to the COVID-19 pandemic and related PHE. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.
•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2020, we expanded our rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2020 with 34 patient intake representatives and administrative personnel and plan to continue to scale the rental intake team in 2021, which we believe will lead to increased patients on service and growth in rental revenue in future periods. We also have increased focus on rentals from our direct-to-consumer inside and physician-based sales team, which should drive higher rental setups. Due to the COVID-19 PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second, third and fourth quarters of 2020. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

•

Expand our domestic HME provider and reseller sales.  We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, traditional HME providers, and charitable organizations. We offer patient-preferred, low service cost products and services to help providers convert their businesses to a non-delivery POC business model.

While HME providers have been adopting our products over time, recent growth has been challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and reimbursement rate changes.

However, supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there was an initial surge in demand for oxygen concentrators by our HME providers early in the COVID-19 pandemic and related PHE, domestic business-to-business demand declined in the second and third quarters of 2020 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Domestic HME provider demand increased in the fourth quarter of 2020, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the rapid increase in COVID-19 cases.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 58 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. As in the United States, while there was an initial surge in demand for oxygen concentrators by our international HME customers early in the COVID-19 pandemic, international demand declined in the second, third and fourth quarters of 2020 primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as the end of 2021 although this could be delayed due to regulatory clearance delays, other impacts of the COVID-19 pandemic or government actions, by the United States or China that impose barriers or restrictions that would impact our ability to access the Chinese market. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products.  We incurred $14.1 million, $9.4 million and $7.0 million in 2020, 2019 and 2018, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We launched our fifth-generation POC, the Inogen One G5, in our direct-to-consumer channel in 2019. Some international markets require additional regulatory or reimbursement clearances to release the product, and we are in the process of obtaining additional clearances to access additional markets. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3®

over the short-term. Manufacturing cost for our Inogen One G5 was at parity with our Inogen One G3 starting in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 69% of total domestic POC units sold in 2020, showing the strong demand for this product from both patients and providers.

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

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and FDA-cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2021, although we expect limited contributions to revenue in 2021. The COVID-19 pandemic and related PHE also had an impact on sales of this product in the second, third and fourth quarters of 2020, primarily due to lower retail demand. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market.

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

It is uncertain if the TAV product acquired from New Aera will be reimbursable in its current configuration under HCPCS code E0466. We requested confirmation on the assigned HCPCS codes for the TAV system from the Pricing, Data Analysis, and Coding (PDAC) Contractor in August 2019 following the closing of the New Aera transaction. In August 2019, we received positive confirmation that this product was assigned HCPCS code E0466.  However, in September 2019, we received a revised communication that the product was assigned HCPCS code E1390 and E1352, which was then revoked at our request in December 2019. In September 2019, we appealed to CMS, and in January 2020 our appeal was denied. On September 21, 2020, we filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to our TAV, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act. Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick TAV and similar devices constitutes a violation of the procedural right provided under the Social Security Act, and our due process rights. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals until revisions are made to the product to meet the coding requirements. In addition, the Medicare Coverage Advisory Committee (MEDCAC) had a meeting on July 22, 2020 to discuss home use of non-invasive positive pressure ventilation in patients with chronic respiratory failure consequent to COPD. CMS is seeking MEDCAC’s recommendations regarding the characteristics that define those patient selection and usage criteria. This request could signal forthcoming changes in Medicare coverage of these items, and possibly changes in HCPCS codes, which could impact our NIV business and growth initiatives. For a discussion of certain significant risks relating to the TAV reimbursement, see the risk factor entitled “The competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors could negatively affect our business and financial condition.”

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2020, we focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business, and expect to continue this focus in 2021.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the years ended December 31, 2020, 2019 and 2018, approximately 20.1%, 21.5% and 21.6%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 73.6%, 70.2% and 74.8% of the non-U.S. revenue for the years ended December 31, 2020, 2019 and 2018, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 58 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $308.5 million, $361.9 million and $358.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in total revenue in the year ended December 31, 2020 compared to the prior year was primarily due to a decline in direct-to-consumer sales and domestic and international business-to-business sales, primarily associated with the COVID-19 pandemic and related PHE, partially offset by an increase in rental revenue. We generated net income (loss) of $(5.8) million, $21.0 million and $51.8 million in the years ended December 31, 2020, 2019 and 2018, respectively. We generated Adjusted EBITDA of $21.6 million, $43.3 million and $61.3 million in the years ended December 31, 2020, 2019 and 2018, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2020, our retained earnings were $75.6 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, improving productivity, investing in consumer and physician awareness through increased sales and marketing efforts, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 pandemic and related PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 pandemic and related PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and potential changes in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

Our direct-to-consumer sales process involves numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen or NIV therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 pandemic and related PHE and we expect that such disruption will continue for the duration of the COVID-19 pandemic and related PHE. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-9% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen and NIV providers, our private label partner, resellers, and charitable organizations who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage or reimbursement rates, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net oxygen and NIV therapy patient populations, and is presently being impacted by the COVID-19 pandemic and related PHE. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 178,900 systems in 2020, 201,100 systems in 2019 and 198,600 systems in 2018. Management focuses on system sales as an indicator of current business success.

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

Rental revenue increased in 2020 compared to 2019, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, higher billable patients as a percent of total patients on service, and lower rental revenue adjustments. Medicare reimbursement rates for oxygen therapy increased 1.5% to 3.5%, effective January 1, 2020. In addition, as part of the CARES Act (discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily eliminated, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was also extended for the duration of the COVID-19 PHE, which could increase the rates in 2021 if the COVID-19 PHE continues. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness, and securing additional insurance contracts.

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

We had approximately 32,200, 25,300 and 26,900 oxygen rental patients as of December 31, 2020, 2019 and 2018, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K. For the years ended December 31, 2020, 2019 and 2018, approximately 81.5%, 81.1% and 78.0%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in 2020, primarily due to higher patients on service, higher billable patients as a percent of total patients on service, higher Medicare reimbursement rates, and lower revenue adjustments. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups.  In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including component materials, assembly labor and overhead, warranty expense, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, manufacturing engineering, and quality assurance employees and temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs and materials. Provisions for warranty obligations are included in cost of sales revenue and are provided for at the time of revenue recognition.

We continue to make progress towards reducing the average unit costs of our products as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields.

At the same time, recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2020 and 2019, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2021.

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

We expect rental gross margin percentage to increase over time, primarily associated with higher rental revenue per patient on service and lower costs per patient on service. We expect the average cost of rental revenue per patient on service to decline in future periods as a result of our ongoing efforts to reduce average unit cost of our systems as well as reductions in depreciation, service costs, and logistics costs.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development and engineering employees, facility costs, laboratory supplies, product development materials, consulting fees and related costs, clinical study costs, and testing costs for new product launches as well as enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products. Beginning in the third quarter of 2019, research and development expense also includes intangible amortization costs associated with the New Aera acquisition, which is expected to substantially increase our research and development expense in 2021 through 2028 by approximately $7.8 million per year and $4.9 million in 2029.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense decreased in 2020 compared to 2019, primarily associated with lower advertising expense. Our average direct-to-consumer sales representative headcount in 2020 was down sequentially from 2019 as attrition outpaced hiring in the period. We expect minimal direct-to-consumer sales representative hiring in the first half of 2021 due to the COVID-19 pandemic and related PHE, and plan to focus on sales representative efficiencies, including improved sales representative productivity and lead utilization, while we continue to monitor the impact of the COVID-19 pandemic and related PHE. Due to the COVID-19 pandemic and related PHE, we have also reduced and expect to continue to reduce marketing spend. However, we still expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team including our physician-based sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in 2021 associated with the expanded launch of the TAV product following the limited launch in 2020.

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

The accounting for stock-based compensation will increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the deductions taken on our U.S. tax return, which depends upon the stock price at the time of employee option exercise or award vesting. We recognize excess tax benefits or deficiencies on a discrete basis, and we anticipate our effective tax rate will vary from year-to-year depending on our stock price in each period.

Results of operations

Comparison of years ended December 31, 2020 and 2019

Revenue

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales revenue	$280,189	$340,546	$(60,357)	-17.7%	90.8%	94.1%
Rental revenue	28,298	21,397	6,901	32.3%	9.2%	5.9%
Total revenue	$308,487	$361,943	$(53,456)	-14.8%	100.0%	100.0%

Sales revenue decreased $60.4 million for the year ended December 31, 2020 from the year ended December 31, 2019, or a decrease of 17.7% from the comparable year. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced domestic and international business-to-business sales, primarily due to the impact of the COVID-19 pandemic and related PHE and Inogen One G5 supply constraints in the first quarter of 2020. We sold approximately 178,900 oxygen systems during the year ended December 31, 2020 compared to approximately 201,100 oxygen systems sold during the year ended December 31, 2019, or a decrease of 11.0%. The decrease in the number of systems sold resulted mainly from a decrease in sales across all channels primarily due to the COVID-19 pandemic and related PHE and the Inogen One G5 supply constraints in the first quarter of 2020.

Rental revenue increased $6.9 million for the year ended December 31, 2020 from the year ended December 31, 2019, or an increase of 32.3% from the comparable year. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, higher Medicare reimbursement rates, and lower rental revenue adjustments.

(amounts in thousands)	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
Revenue by region and category	2020	2019	$	%	2020	2019
Business-to-business domestic sales	$96,423	$106,428	$(10,005)	-9.4%	31.3%	29.4%
Business-to-business international sales	62,147	77,960	(15,813)	-20.3%	20.1%	21.5%
Direct-to-consumer domestic sales	121,619	156,158	(34,539)	-22.1%	39.4%	43.2%
Direct-to-consumer domestic rentals	28,298	21,397	6,901	32.3%	9.2%	5.9%
Total revenue	$308,487	$361,943	$(53,456)	-14.8%	100.0%	100.0%

Domestic business-to-business sales decreased 9.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to decreased demand from our HME partners for oxygen concentrators in response to the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions that traditionally have led to new oxygen patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. In addition, lower Inogen One G5 availability early in the year and uncertainty around competitive bidding Round 2021 for most of 2020 contributed to lower sales in the year.

International business-to-business sales decreased 20.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019, mostly driven by the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic and continued tender delays in certain European markets. In addition, like in the United States, HME providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in responses to the COVID-19 pandemic. In the year ended December 31, 2020, sales in Europe as a percentage of total international sales revenue decreased slightly to 85.8% versus 86.4% in the comparative period in 2019.

Domestic direct-to-consumer sales decreased 22.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the impact of the COVID-19 pandemic and related PHE on reduced consumer travel and mobility as well as lower consumer confidence, which decreased demand and associated sales representative productivity in the period compared to the same period in the prior year. In addition, sales declined associated with an approximate 4% decline in average direct-to-consumer sales representative headcount in the comparative periods.

Domestic direct-to-consumer rentals increased 32.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, increased Medicare reimbursement rates, and lower rental revenue adjustments.

Cost of revenue and gross profit

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Cost of sales revenue	$156,764	$175,974	$(19,210)	-10.9%	50.8%	48.6%
Cost of rental revenue	13,543	14,108	(565)	-4.0%	4.5%	3.9%
Total cost of revenue	$170,307	$190,082	$(19,775)	-10.4%	55.2%	52.5%

Gross profit - sales revenue	$123,425	$164,572	$(41,147)	-25.0%	40.0%	45.5%
Gross profit - rental revenue	14,755	7,289	7,466	102.4%	4.8%	2.0%
Total gross profit	$138,180	$171,861	$(33,681)	-19.6%	44.8%	47.5%

Gross margin percentage - sales revenue	44.1%	48.3%
Gross margin percentage - rental revenue	52.1%	34.1%
Total gross margin percentage	44.8%	47.5%

Cost of sales revenue decreased $19.2 million for the year ended December 31, 2020 from the year ended December 31, 2019, or a decrease of 10.9% from the comparable year. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs, partially offset by higher material and overhead cost per unit.

Cost of rental revenue decreased $0.6 million for the year ended December 31, 2020 from the year ended December 31, 2019, or a decrease of 4.0% from the comparable year. The decrease in cost of rental revenue was primarily attributable to reduced rental asset depreciation expense and servicing costs. Cost of rental revenue included $5.7 million of rental asset depreciation for the year ended December 31, 2020 compared to $6.3 million for the year ended December 31, 2019.

Sales revenue gross margin percentage decreased to 44.1% for the year ended December 31, 2020 from 48.3% for the year ended December 31, 2019.  The decrease was primarily related to lower average selling prices, increased domestic business-to-business sales mix which has a lower gross margin, and higher cost of goods sold associated with certain manufacturing inefficiencies in the period that contributed to higher material and labor and overhead costs per unit. Total worldwide business-to-business sales revenue accounted for 56.6% of total sales revenue in the year ended December 31, 2020 versus 54.1% in the year ended December 31, 2019.

Rental revenue gross margin percentage increased to 52.1% for the year ended December 31, 2020 from 34.1% for the year ended December 31, 2019, primarily due to higher Medicare reimbursement rates, higher billable patients as a percent of total patients on service, lower revenue adjustments and lower depreciation and servicing costs per patient on service.

Research and development expense

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Research and development expense	$14,080	$9,401	$4,679	49.8%	4.6%	2.6%

Research and development expense increased $4.7 million for the year ended December 31, 2020 from the year ended December 31, 2019, or an increase of 49.8% over the comparable period, primarily due to $4.9 million in intangible amortization costs primarily related to the New Aera acquisition, partially offset by a $0.4 million decrease in product development expenses.

Sales and marketing expense

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Sales and marketing expense	$97,520	$105,550	$(8,030)	-7.6%	31.6%	29.2%

Sales and marketing expense decreased $8.0 million for the year ended December 31, 2020 from the year ended December 31, 2019, or a decrease of 7.6% from the comparable period, primarily attributable to decreases of $6.1 million of advertising costs, $0.8 million of personnel-related expenses mainly associated with lower commissions and customer service expense, $0.8 million of credit card fees, $0.7 million in incentives and giveaways, and $0.5 million of travel and entertainment expenses, partially offset by an increase of $0.7 million in dues, fees, and license costs and $0.4 million in facilities costs. In the year ended December 31, 2020, we spent $34.2 million in media and advertising costs versus $40.3 million in the comparative period in 2019.

General and administrative expense

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
General and administrative expense	$38,605	$37,121	$1,484	4.0%	12.5%	10.2%

General and administrative expense increased $1.5 million for the year ended December 31, 2020 from the year ended December 31, 2019, or an increase of 4.0% from the comparable period. The increase was primarily attributable to $1.4 million in consulting fees, $0.4 million in facilities costs, $0.4 million in personnel-related expenses, and $0.4 million in directors and officers insurance costs, partially offset by $1.1 million in lower legal fees and $0.9 million reimbursement from the CARES Act Provider Relief Fund from the COVID-19 pandemic and related PHE.

Other income (expense)

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Interest income	$909	$4,712	$(3,803)	-80.7%	0.3%	1.3%
Other income (expense)	5,836	(229)	6,065	2648.5%	1.9%	-0.1%
Total other income, net	$6,745	$4,483	$2,262	50.5%	2.2%	1.2%

Total other income, net increased $2.3 million for the year ended December 31, 2020 from the year ended December 31, 2019, or an increase of 50.5% from the comparable period. The increase was primarily attributable to $5.3 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 pandemic and related PHE and a $0.7 million increase in net foreign currency gains, partially offset by a decrease of $3.8 million in interest income on marketable securities due to the lower interest rate environment and lower invested balances in marketable securities in 2020 compared to 2019.

Income tax expense

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Income tax expense	$549	$3,322	$(2,773)	-83.5%	0.2%	0.9%
Effective income tax rate	-10.4%	13.7%

Income tax expense decreased $2.8 million for the year ended December 31, 2020 from the year ended December 31, 2019, primarily resulting from a decrease in income before income tax expense, partially offset by the change in net tax expense (benefit) for research and development credits and the change in the shortfall related to stock-based compensation expense.

Our effective tax rate in the year ended December 31, 2020 decreased compared to the year ended December 31, 2019, primarily due to the increase in excess tax deficiencies recognized from stock-based compensation and state income taxes.

Net income (loss)

	Years ended December 31,		Change 2020 vs. 2019		% of Revenue
(amounts in thousands)	2020	2019	$	%	2020	2019
Net income (loss)	$(5,829)	$20,950	$(26,779)	-127.8%	-1.9%	5.8%

Net income (loss) decreased $26.8 million for the year ended December 31, 2020 from the year ended December 31, 2019, or a decrease of 127.8% from the comparable period. The decrease in net income (loss) was primarily related to lower sales revenue and gross margin, partially offset by lower operating expenses and other income from the CARES Act Provider Relief Fund.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. As more HME providers adopt portable oxygen concentrators in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

The following tables set forth our unaudited quarterly consolidated statements of comprehensive income (loss) data for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.  This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.  The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2020	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$88,489	$71,691	$74,329	$73,978
Gross profit	38,366	32,749	33,006	34,059
Income (loss) before provision (benefit) for income taxes	(1,687)	3,525	(1,913)	(5,205)
Provision (benefit) for income taxes	(98)	945	(214)	(84)
Net income (loss)	(1,589)	2,580	(1,699)	(5,121)
Net income (loss) per share attributable to
common stockholders:
Basic	$(0.07)	$0.12	$(0.08)	$(0.23)
Diluted (1)	$(0.07)	$0.12	$(0.08)	$(0.23)
Weighted-average number of shares used in
calculating net income (loss) per share attributable
to common stockholders:
Basic common shares	21,916,365	21,963,472	21,998,299	22,042,288
Diluted common shares	21,916,365	22,221,356	21,998,299	22,042,288

(1)	Due to net loss for periods Q1 March, Q3 September, and Q4 December, diluted loss per share is the same as basic.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2019	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$90,202	$101,063	$91,761	$78,917
Gross profit	44,409	50,215	43,315	33,922
Income (loss) before provision (benefit) for income taxes	6,072	13,684	8,753	(4,237)
Provision (benefit) for income taxes	770	3,524	1,890	(2,862)
Net income (loss)	5,302	10,160	6,863	(1,375)
Net income (loss) per share attributable to
common stockholders:
Basic	$0.24	$0.47	$0.31	$(0.06)
Diluted (2)	$0.24	$0.45	$0.31	$(0.06)
Weighted-average number of shares used in
calculating net income (loss) per share attributable
to common stockholders:
Basic common shares	21,750,305	21,815,634	21,840,473	21,878,004
Diluted common shares	22,534,885	22,359,679	22,191,688	21,878,004

(2)	Due to net loss for period Q4 December, diluted loss per share is the same as basic.

Comparison of years ended December 31, 2019 and 2018

A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2020, we had cash and cash equivalents of $212.0 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $19.3 million in available-for-sale corporate bonds, U.S. Treasury securities, and agency mortgage-backed securities, which had maturities greater than three months. For the years ended December 31, 2020, 2019 and 2018, we received $2.4 million, $5.9 million and $19.5 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the year ended December 31, 2020 consisted of capital expenditures of $17.6 million including additional rental equipment, other property, plant and equipment, and intangible assets.

The COVID-19 pandemic and related PHE did not yet materially impact our liquidity position to date, and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2020	2019	2018
Cash provided by operating activities	$37,013	$40,593	$59,977
Cash used in investing activities	(25,640)	(44,057)	(24,965)
Cash provided by financing activities	2,066	4,929	18,296
Effect of exchange rates on cash	486	(62)	373
Net increase in cash and cash equivalents	$13,925	$1,403	$53,681

(amounts in thousands)	December 31,
Working capital	2020	2019
Cash and cash equivalents	$211,962	$198,037
Marketable securities	19,257	11,057
Accounts receivable, net	29,717	34,325
Inventories, net	24,815	35,664
Income tax receivable	2,048	2,976
Prepaid expenses and other current assets	17,898	10,160
Total current assets	305,697	292,219

Accounts payable and accrued expenses	33,712	30,730
Accrued payroll	7,091	6,215
Warranty reserve - current	5,740	4,923
Operating lease liability - current	1,931	2,014
Deferred revenue - current	6,994	5,478
Income tax payable	1,242	821
Total current liabilities	56,710	50,181

Net working capital	$248,987	$242,038

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the year ended December 31, 2020 consisted primarily of our non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $18.6 million, provision for sales returns and doubtful accounts of $10.5 million, stock-based compensation expense of $8.2 million, provision for rental revenue adjustments of $2.6 million, provision for inventory obsolescence and other inventory losses of $1.3 million, change in fair value of earnout liability of $1.1 million, net loss on disposal of rental equipment and other fixed assets of $0.9 million and our net loss of $5.8 million. The net changes in operating assets and liabilities resulted in no effect on cash flows from operating activities.

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

For the year ended December 31, 2020, we invested $22.8 million in corporate bonds, U.S. Treasury securities and agency mortgage-backed securities with maturities greater than three months that were classified as marketable securities, partially offset by $14.5 million in maturities of available-for-sale investments. In addition, we invested $17.6 million in the production and purchase of rental assets and other property, equipment, and intangible assets.

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

For the year ended December 31, 2020, net cash provided by financing activities consisted of $2.4 million from purchases under our employee stock purchase program and the proceeds received from stock options that were exercised, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.4 million.

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

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2020 was $37.0 million compared to $40.6 million in the year ended December 31, 2019. As of December 31, 2020, we had cash and cash equivalents of $212.0 million.

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

We include EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, the impact of stock-based compensation expense and the impact of the change in fair value of the earnout liability. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2020	2019	2018
Net income (loss)	$(5,829)	$20,950	$51,845
Non-GAAP adjustments:
Interest income	(909)	(4,712)	(3,259)
Provision (benefit) for income taxes	549	3,322	(11,390)
Depreciation and amortization	18,581	13,834	11,295
EBITDA (non-GAAP)	12,392	33,394	48,491
Stock-based compensation	8,203	9,129	12,790
Change in fair value of earnout liability	1,053	810	—
Adjusted EBITDA (non-GAAP)	$21,648	$43,333	$61,281

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2020.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$11,150	$2,224	$5,274	$576	$3,076
Non-cancelable contractual obligations (2)	457	457	—	—	—
Purchase obligations (3)	60,200	60,200	—	—	—
Total	$71,807	$62,881	$5,274	$576	$3,076

(1)

We lease manufacturing and office space in Richardson, TX, Plano, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Cleveland, OH and Breukelen, Netherlands with terms that expire between 2021 and 2031 and miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2021 and 2025. This table does not include lease payments for additional operating leases for our new corporate headquarters in California, industrial space in Texas, and office equipment in Ohio that have not yet commenced as of December 31, 2020, which have combined total minimum lease payments of $21.4 million. These operating leases will commence in 2021 with a lease term of 10-11 years for the facilities and 5 years for the office equipment.

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

As of December 31, 2020, we had noncurrent deferred tax liabilities of $14.4 million which were netted in noncurrent deferred tax assets on the balance sheet. Additionally, as of December 31, 2020, we had gross unrecognized tax benefits of $1.9 million. The table does not include any payments related to liabilities recorded for uncertain tax positions as we cannot make a reasonably reliable estimate as to the timing of any other payments. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical accounting policies and estimates

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies and estimates include those related to:

●	revenue recognition;
●	product warranty; and
●	acquisitions and related acquired intangible assets and goodwill.

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

For a fixed price, we also offer a lifetime warranty for direct-to-consumer sales for our oxygen concentrators. The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. We have vendor-specific objective evidence of the selling price for our equipment. To determine the selling price of the lifetime warranty, we use the best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy.

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

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although product was delivered and revenue was earned. Upon determination that an account is uncollectable, it is written-

off and charged to the allowance. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed, and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable reimbursement rates. Rental revenue is earned for that month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim regardless of whether there is a change in condition or death after that date.  In the event that a third-party payor does not accept the claim for payment, the consumer is ultimately responsible for payment for the products and services. We have determined that the balances are collectable at the time of revenue recognition because the patient signs a notice of financial responsibility outlining their obligations.

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

Product Warranty

We generally provide a warranty against defects in material and workmanship. We provide a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. The TAV system has a 1-year and a 3-year warranty. We also offer a lifetime warranty for direct-to-consumer sales for our oxygen concentrators. For a fixed price, we agree to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from us and are non-transferable. Our products are subject to regulatory and quality standards. We establish an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. We evaluate the liability quarterly. Warranty costs are primarily estimated based on product return rates, historical warranty repair costs incurred and historical failure rates. We may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the product version has been sold and future expectations of performance based on new features and capabilities. Actual warranty costs could differ materially from the estimated amounts.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. No impairments were recorded as of December 31, 2020 and December 31, 2019.

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

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2020 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.6 million decline in revenue for the year ended December 31, 2020. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $212.0 million as of December 31, 2020, which consisted of highly liquid investments with a maturity of three months or less, and $19.3 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2020 and December 31, 2019. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the years ended December 31, 2020 or December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 24, 2021

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Monday, May 10, 2021, as a virtual meeting.  Holders of record at the close of business on Friday, March 12, 2021, will be entitled to vote at the meeting.

2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan “Evergreen” Determination

For 2021, our board of directors exercised its authority to not increase the shares available for issuance pursuant to the “evergreen” provisions under our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan in 2020. Refer to Note 8 – Stockholders’ Equity of the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of the annual share increase provisions of our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $17.1 million at December 31, 2020.

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

•

We evaluated the methodology used by management to develop the stand-alone selling price and independently estimated the stand-alone selling price selected by management. In performing these procedures, we compared the stand-alone selling price selected by management to the independent estimate, which utilized external evidence of similar term extended warranties for oxygen concentrators and the Company’s profit margins.

•

We evaluated the reasonableness of the deferred revenue service period by comparing to patient average life expectancy in medical and other industry publications. We further evaluated the realization of deferred revenue by evaluating the appropriateness of the underlying mortality data.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 24, 2021

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$211,962	$198,037
Marketable securities	19,257	11,057
Accounts receivable, net	29,717	34,325
Inventories, net	24,815	35,664
Income tax receivable	2,048	2,976
Prepaid expenses and other current assets	17,898	10,160
Total current assets	305,697	292,219
Property and equipment
Rental equipment, net	46,953	39,308
Manufacturing equipment and tooling	10,361	9,704
Computer equipment and software	7,356	7,266
Furniture and equipment	2,293	1,730
Leasehold improvements	4,592	4,388
Land and building	125	125
Construction in process	2,344	1,773
Total property and equipment	74,024	64,294
Less accumulated depreciation	(45,794)	(44,856)
Property and equipment, net	28,230	19,438
Goodwill	33,165	32,954
Intangible assets, net	68,797	77,533
Operating lease right-of-use asset	8,827	5,855
Deferred tax asset - noncurrent	14,467	14,452
Other assets	2,669	4,888
Total assets	$461,852	$447,339

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2020	2019
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$33,712	$30,730
Accrued payroll	7,091	6,215
Warranty reserve - current	5,740	4,923
Operating lease liability - current	1,931	2,014
Deferred revenue - current	6,994	5,478
Income tax payable	1,242	821
Total current liabilities	56,710	50,181
Long-term liabilities
Warranty reserve - noncurrent	8,654	7,648
Operating lease liability - noncurrent	8,078	4,702
Earnout liability - noncurrent	26,940	26,559
Deferred revenue - noncurrent	11,822	13,541
Deferred tax liability - noncurrent	25	87
Total liabilities	112,229	102,718
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 22,131,447 and 22,031,410 shares issued and outstanding as of December 31, 2020 and 2019, respectively	22	22
Additional paid-in capital	273,521	263,252
Retained earnings	75,605	81,434
Accumulated other comprehensive income (loss)	475	(87)
Total stockholders' equity	349,623	344,621
Total liabilities and stockholders' equity	$461,852	$447,339

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue
Sales revenue	$280,189	$340,546	$336,015
Rental revenue	28,298	21,397	22,096
Total revenue	308,487	361,943	358,111
Cost of revenue
Cost of sales revenue	156,764	175,974	163,989
Cost of rental revenue, including depreciation of $5,695, $6,253 and
$7,567, respectively	13,543	14,108	15,542
Total cost of revenue	170,307	190,082	179,531
Gross profit
Gross profit-sales revenue	123,425	164,572	172,026
Gross profit-rental revenue	14,755	7,289	6,554
Total gross profit	138,180	171,861	178,580
Operating expense
Research and development	14,080	9,401	7,029
Sales and marketing	97,520	105,550	95,641
General and administrative	38,605	37,121	38,018
Total operating expense	150,205	152,072	140,688
Income (loss) from operations	(12,025)	19,789	37,892
Other income (expense)
Interest income	909	4,712	3,259
Other income (expense)	5,836	(229)	(696)
Total other income, net	6,745	4,483	2,563
Income (loss) before provision (benefit) for income taxes	(5,280)	24,272	40,455
Provision (benefit) for income taxes	549	3,322	(11,390)
Net income (loss)	(5,829)	20,950	51,845
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	857	(123)	31
Change in net unrealized gains (losses) on foreign currency hedging	(82)	(1,566)	981
Less: reclassification adjustment for net (gains) losses included in net income	(207)	872	(577)
Total net change in unrealized gains (losses) on foreign currency hedging	(289)	(694)	404
Change in net unrealized gains (losses) on marketable securities	(6)	6	17
Total other comprehensive income (loss), net of tax	562	(811)	452
Comprehensive income (loss)	$(5,267)	$20,139	$52,297

Basic net income (loss) per share attributable to common stockholders (Note 2)	$(0.27)	$0.96	$2.44
Diluted net income (loss) per share attributable to common stockholders (Note 2)	$(0.27)	$0.94	$2.30
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,980,326	21,821,104	21,266,696
Diluted common shares	21,980,326	22,241,064	22,514,513

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2017	20,976,350	$21	$218,109	$8,639	$272	$227,041
Stock-based compensation	—	—	12,790	—	—	12,790
Employee stock purchases	25,532	—	2,348	—	—	2,348
Restricted stock awards issued	56,609	—	—	—	—	—
Vesting of restricted stock units	18,112	—	—	—	—	—
Shares withheld related to net restricted stock settlement	(6,290)	—	(1,208)	—	—	(1,208)
Stock options exercised	708,319	1	17,155	—	—	17,156
Net income	—	—	—	51,845	—	51,845
Other comprehensive income	—	—	—	—	452	452
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	9,129	—	—	9,129
Employee stock purchases	47,816	—	2,748	—	—	2,748
Restricted stock awards issued, net of forfeitures	82,677	—	—	—	—	—
Vesting of restricted stock units	28,115	—	(82)	—	—	(82)
Shares withheld related to net restricted stock settlement	(15,121)	—	(846)	—	—	(846)
Stock options exercised	109,291	—	3,109	—	—	3,109
Net income	—	—	—	20,950	—	20,950
Other comprehensive loss	—	—	—	—	(811)	(811)
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	8,203	—	—	8,203
Employee stock purchases	68,467	—	2,084	—	—	2,084
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	49,117	—	(19)	—	—	(19)
Shares withheld related to net restricted stock settlement	(8,444)	—	(331)	—	—	(331)
Stock options exercised	18,626	—	332	—	—	332
Net loss	—	—	—	(5,829)	—	(5,829)
Other comprehensive income	—	—	—	—	562	562
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(5,829)	$20,950	$51,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,581	13,834	11,295
Loss on rental assets and other fixed assets	864	568	1,160
Gain on sale of former rental assets	(94)	(68)	(416)
Provision for sales revenue returns and doubtful accounts	10,486	17,177	17,518
Provision for rental revenue adjustments	2,579	2,233	2,678
Provision for inventory losses	1,283	972	351
Stock-based compensation expense	8,203	9,129	12,790
Deferred income taxes	(82)	2,873	(11,595)
Change in fair value of earnout liability	1,053	810	—
Changes in operating assets and liabilities:
Accounts receivable	(8,177)	(16,707)	(25,963)
Inventories	7,591	(10,336)	(9,972)
Income tax receivable	928	(321)	(1,348)
Prepaid expenses and other current assets	31	(2,693)	(4,524)
Operating lease right-of-use asset	(2,970)	(5,856)	—
Other noncurrent assets	2,296	(2,064)	(1,626)
Accounts payable and accrued expenses	(5,830)	3,202	6,360
Accrued payroll	870	(5,188)	4,538
Warranty reserve	1,823	3,041	3,359
Deferred revenue	(203)	2,724	3,360
Income tax payable	319	429	64
Operating lease liability	3,291	6,716	—
Other noncurrent liabilities	—	(832)	103
Net cash provided by operating activities	37,013	40,593	59,977
Cash flows from investing activities
Purchases of marketable securities	(22,751)	(58,686)	(76,162)
Maturities of marketable securities	14,545	91,350	63,455
Investment in intangible assets	(255)	(254)	(350)
Investment in property and equipment	(4,385)	(3,143)	(8,043)
Production and purchase of rental equipment	(12,957)	(3,117)	(4,580)
Proceeds from sale of former assets	163	194	715
Payment for acquisition, net of cash acquired	—	(70,401)	—
Net cash used in investing activities	(25,640)	(44,057)	(24,965)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities
Proceeds from stock options exercised	332	3,109	17,156
Proceeds from employee stock purchases	2,084	2,748	2,348
Payment of employment taxes related to release of restricted stock	(350)	(928)	(1,208)
Net cash provided by financing activities	2,066	4,929	18,296
Effect of exchange rates on cash	486	(62)	373
Net increase in cash and cash equivalents	13,925	1,403	53,681
Cash and cash equivalents, beginning of period	198,037	196,634	142,953
Cash and cash equivalents, end of period	$211,962	$198,037	$196,634

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$(713)	$239	$1,653
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	25,749	—
Property and equipment in account payable and accrued liabilities	55	66	125

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 968,000 of its Inogen oxygen concentrators as of December 31, 2020.

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

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price (SSP) and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets and goodwill and fair value of earnout liabilities. Actual results could differ from these estimates.

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

For a fixed price, the Company also offers a lifetime warranty for direct-to-consumer sales for its oxygen concentrators. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. Lifetime warranties are considered to be a distinct performance obligation that are accounted for separately from its sale of oxygen concentrators with a standard warranty of three years.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the years ended December 31, 2020 and December 31, 2019 was primarily driven by $5,258 and $8,757, respectively, of payments received in advance of satisfying performance obligations, partially offset by $5,908 and $5,903 of revenues recognized that were included in the deferred revenue balances as of December 31, 2020 and December 31, 2019, respectively. Deferred revenue related to lifetime warranties was $17,078 and $17,728 as of December 31, 2020 and December 31, 2019, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

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

(amounts in thousands)	Years ended December 31,
Revenue by region and category	2020	2019	2018
Business-to-business domestic sales	$96,423	$106,428	$116,581
Business-to-business international sales	62,147	77,960	77,333
Direct-to-consumer domestic sales	121,619	156,158	142,101
Total sales revenue	$280,189	$340,546	$336,015

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2020 and December 31, 2019.

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

Rental revenue is recognized as earned, less estimated adjustments. Revenue not billed at the end of the period is reviewed for the likelihood of collections and accrued. The rental revenue stream is not guaranteed, and payment will cease if the patient no longer needs oxygen or returns the equipment. Revenue recognized is at full estimated allowable amounts; transfers to secondary insurances or patient responsibility have no net effect on revenue. Rental revenue is earned for that entire month if the patient is on service on the first day of the 30-day period commencing on the recurring date of service for a particular claim, regardless of whether there is a change in condition or death after that date.

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

Product Warranty

The Company generally provides a warranty against defects in material and workmanship. The Company provides a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. The Tidal Assist®  Ventilator (TAV®) system has a 1-year and a 3-year warranty. The Company also offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. The Company’s products are subject to regulatory and quality standards. The Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. The Company evaluates the liability quarterly. Warranty costs are primarily estimated based on product return rates, historical warranty repair costs incurred and historical failure rates. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the product version has been sold and future expectations of performance based on new features and capabilities. Actual warranty costs could differ materially from the estimated amounts.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains (losses)	Fair value	equivalents	securities
Cash	$52,812	$—	$52,812	$52,812	$—
Level 1:
Money market accounts	159,150	—	159,150	159,150	—

Level 2:
Corporate bonds	11,549	(1)	11,548	—	11,548
U.S. Treasury securities	4,107	—	4,107	—	4,107
Agency mortgage-backed securities	3,601	1	3,602	—	3,602
Total	$231,219	$—	$231,219	$211,962	$19,257

	As of December 31, 2019
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains (losses)	Fair value	equivalents	securities
Cash	$51,560	$—	$51,560	$51,560	$—
Level 1:
Money market accounts	146,477	—	146,477	146,477	—

Level 2:
Corporate bonds	2,011	2	2,013	—	2,013
U.S. Treasury securities	9,038	6	9,044	—	9,044
Total	$209,086	$8	$209,094	$198,037	$11,057

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

December 31,
(amounts in thousands)	2020
Due within one year	$19,257
Due in one year through five years	—
Total	$19,257

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $863 and $514 as of December 31, 2020 and 2019, respectively.

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

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2020
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)
Other comprehensive income (loss)	857	(6)	(289)	562
Balance as of December 31, 2020	$1,128	$—	$(653)	$475

	As of December 31, 2019
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains on	gains (losses)	other
	translation	marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2018	$394	$—	$330	$724
Other comprehensive income (loss)	(123)	6	(694)	(811)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of the acquisition date, December 31, 2019 and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	At acquisition	As of	As of
Simulation input	August 9, 2019	December 31, 2019	December 31, 2020
Revenue volatility	35.00%	35.00%	35.00%
WACC	12.50%	13.00%	12.00%
20-year risk free rate	2.03%	2.25%	1.45%
Market price of risk	9.00%	10.00%	8.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

(amounts in thousands)
Balance as of December 31, 2018	$—
Addition for acquisition	25,749
Change in fair value	810
Balance as of December 31, 2019	$26,559
Change in fair value	1,053
Balance as of December 31, 2020	$27,612

The Company recorded $672 and $0 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of December 31, 2020 and December 31, 2019, respectively.

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

Cash, cash equivalents, and marketable securities consist of the following:

(amounts in thousands)	December 31,
Cash and cash equivalents	2020	2019
Cash	$52,812	$51,560
Money market accounts	159,150	146,477
Total cash and cash equivalents	$211,962	$198,037
Marketable securities
Corporate bonds	11,548	2,013
U. S. Treasury securities	4,107	9,044
Agency mortgage-backed securities	3,602	—
Total marketable securities	$19,257	$11,057

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

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged; when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged; and when recording the allowances for rental reserve adjustments and doubtful accounts, the rental revenue adjustments account (contra rental revenue account) is charged. Prior to the adoption of ASC 842, the Company separately recorded an allowance for doubtful accounts by charging bad debt expense, which is now recorded as part of rental revenue adjustments during the years ended December 31, 2020 and December 31, 2019.

As of December 31, 2020 and December 31, 2019, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $459 and $590, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance. For the years ended December 31, 2020 and December 31, 2019, the Company had increases of $575 and $611, respectively, in the provision for bad debt and revenue adjustments related to prior years.

Gross accounts receivable balance concentrations by major category as of December 31, 2020 and December 31, 2019 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2020		December 31, 2019
Gross accounts receivable	$	%	$	%
Rental (1)	$4,190	13.6%	$3,003	8.3%
Business-to-business and other receivables (2)	26,717	86.4%	33,101	91.7%
Total gross accounts receivable	$30,907	100.0%	$36,104	100.0%

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2020 and December 31, 2019 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2020		December 31, 2019
Net accounts receivable	$	%	$	%
Rental (1)	$3,794	12.8%	$2,464	7.2%
Business-to-business and other receivables (2)	25,923	87.2%	31,861	92.8%
Total net accounts receivable	$29,717	100.0%	$34,325	100.0%

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

(2)

Business-to business receivables included one customer with a gross accounts receivable balance of $7,044 and $10,695 as of December 31, 2020 and December 31, 2019, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of December 31, 2020 and allocated up to $20,000 in coverage as of December 31, 2019 for this customer with a $400 deductible and 10% retention.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable (gross accounts receivable net of allowances) by aging category by invoice due date as of December 31, 2020 and December 31, 2019.

	As of		As of
(amounts in thousands)	December 31, 2020		December 31, 2019
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$298	1.0%	$294	0.8%
Aged 0-90 days	28,604	96.2%	33,427	97.4%
Aged 91-180 days	560	1.9%	343	1.0%
Aged 181-365 days	230	0.8%	261	0.8%
Aged over 365 days	25	0.1%	—	0.0%
Total net accounts receivable	$29,717	100.0%	$34,325	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2020 and December 31, 2019:

	As of		As of
(amounts in thousands)	December 31, 2020		December 31, 2019
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$52	0.2%	$205	0.6%
Rental revenue adjustments	396	1.3%	411	1.1%
Sales returns	742	2.4%	1,163	3.2%
Total allowances - accounts receivable	$1,190	3.9%	$1,779	4.9%

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2020. No single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2019. One single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2018. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $8,417 and $7,044, respectively, as of December 31, 2020, and $10,695 and $5,228, respectively, as of December 31, 2019.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2020, the Company’s three major vendors accounted for 20.7%, 11.7% and 9.3%, respectively, of total raw material purchases. For the year ended December 31, 2019, the Company’s three major vendors accounted for 23.2%, 13.9% and 9.4%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 73.6% and 70.2% of the non-U.S. revenue for the years ended December 31, 2020 and 2019, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2020, 2019 and 2018, respectively, is as follows:

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
U.S. revenue	$246,340	$283,983	$280,778
Non-U.S. revenue	62,147	77,960	77,333
Total revenue	$308,487	$361,943	$358,111

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,153 and $1,076 as of December 31, 2020 and 2019, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the years ended December 31, 2020, 2019 and 2018, $1,970, $1,043 and $1,187, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
(amounts in thousands)	2020	2019
Raw materials and work-in-progress	$22,318	$31,676
Finished goods	3,743	5,174
Less: reserves	(1,246)	(1,186)
Inventories, net	$24,815	$35,664

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $2,527, $2,854 and $2,289 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2020, 2019 and 2018, respectively.

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
Rental equipment	$5,695	$6,253	$7,567
Other property and equipment	3,882	3,421	2,463
Total depreciation and amortization	$9,577	$9,674	$10,030

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2020 and 2019, respectively.

(amounts in thousands)	December 31,
Property and equipment	2020	2019
Rental equipment, net of allowances of $575 and $395, respectively	$46,953	$39,308
Other property and equipment	27,071	24,986
Property and equipment	74,024	64,294

Accumulated depreciation
Rental equipment	30,283	30,984
Other property and equipment	15,511	13,872
Accumulated depreciation	45,794	44,856

Property and equipment, net
Rental equipment, net of allowances of $575 and $395, respectively	16,670	8,324
Other property and equipment	11,560	11,114
Property and equipment, net	$28,230	$19,438

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of December 31, 2020 or 2019.

Goodwill and intangible assets

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.  There were no accumulated impairment losses as of December 31, 2020 or 2019.

The Company will first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If, based on a review of qualitative factors, it is more likely than not that the fair value is less than its carrying amount, the Company will use a quantitative approach, and calculate the fair value and compare it to its carrying amount. If the fair value exceeds the carrying amount, there is no indication of impairment. If the carrying amount exceeds the fair value, an impairment loss is recorded equal to the difference.

The Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived assets were less than the carrying amount. As such, a quantitative analysis was not required to be performed as of December 31, 2020 or December 31, 2019.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology and customer relationships are amortized using the straight-line method.

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

Advertising costs

Advertising costs, which approximated $34,180, $40,251 and $30,755 during the years ended December 31, 2020, 2019 and 2018, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company accounts for uncertainties in income taxes in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties on taxes, if any, within its income tax provision (benefit) on its consolidated statements of comprehensive income (loss).

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

Government grants

The Company may receive cash payments from government grants during a public health emergency (PHE). The Company considers the nature and substance of the government grant and records the cash payment in accordance with the terms and conditions of the grant. Income is deferred until all considerations required for receiving the grant are met and is recognized in the consolidated statements of comprehensive income (loss) based on the nature of the terms and conditions of the grant. In 2020, the Company received a grant of $6,200 from the Public Health and Social Services Emergency Fund (Relief Fund), which was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES) Act signed into law on March 27, 2020. During 2020, the Company recorded $5,300 in other income, which was associated with lost revenues from the COVID-19 PHE, and a $900 benefit in general and administrative expense due to COVID-19 PHE related costs incurred in the period.

Earnings per share

Earnings (loss) per share (EPS) is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Basic earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2020	2019	2018
Numerator—basic and diluted:
Net income (loss)	$(5,829)	$20,950	$51,845

Denominator:
Weighted-average common shares - basic common stock (1)	21,980,326	21,821,104	21,266,696
Weighted-average common shares - diluted common stock	21,980,326	22,241,064	22,514,513

Net income (loss) per share - basic common stock	$(0.27)	$0.96	$2.44
Net income (loss) per share - diluted common stock (2)	$(0.27)	$0.94	$2.30

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	21,980,326	21,821,104	21,266,696
Stock options and other dilutive awards	64,471	419,960	1,247,817
Weighted-average common shares - diluted common stock	22,044,797	22,241,064	22,514,513
Shares excluded from diluted weighted-average shares:
Stock options	467,378	53,888	—
Restricted stock units and restricted stock awards	292,795	169,305	39,330
Shares excluded from diluted weighted-average shares	760,173	223,193	39,330

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

(2)	Due to a net loss for the year ended December 31, 2020, diluted loss per share is the same as basic.

The computations of diluted net income (loss) attributable to common stockholders excluded common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the year ended December 31, 2020.

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

4. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

(amounts in thousands)
Balance as of December 31, 2018	$2,257
Translation adjustment	(45)
Acquisition	30,742
Balance as of December 31, 2019	$32,954
Translation adjustment	211
Balance as of December 31, 2020	$33,165

As of December 31, 2020, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of December 31, 2020. Amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
Research and development expense	$7,800	$2,914	$—
Sales and marketing expense	204	175	144
General and administrative expense	1,000	1,071	1,121
Total	$9,004	$4,160	$1,265

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$10,684	$67,016
Licenses	10	185	174	11
Patents and websites	5	4,488	3,015	1,473
Customer relationships	4	1,474	1,351	123
Commercials	2-3	733	559	174
Total		$84,580	$15,783	$68,797

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2019	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$2,914	$74,786
Licenses	10	185	165	20
Patents and websites	5	4,274	2,308	1,966
Customer relationships	4	1,346	897	449
Commercials	2-3	777	465	312
Total		$84,282	$6,749	$77,533

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
(amounts in thousands)	2020
2021	$8,746
2022	8,423
2023	7,847
2024	7,831
2025	7,784
Thereafter	28,166
Total	$68,797

5. Current liabilities

Accounts payable and accrued expenses as of December 31, 2020 and 2019 consisted of the following:

	December 31,
(amounts in thousands)	2020	2019
Accounts payable	$12,520	$16,399
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,023	11,124
Accrued litigation settlement	8,000	—
Accrued purchasing card liability	2,468	1,675
Accrued franchise, sales and use taxes	449	713
Other accrued expenses	1,252	819
Accounts payable and accrued expenses	$33,712	$30,730

Accrued payroll as of December 31, 2020 and 2019 consisted of the following:

	December 31,
(amounts in thousands)	2020	2019
Accrued bonuses	$4	$87
Accrued wages and other payroll related items	3,796	3,158
Accrued vacation	2,642	2,169
Accrued employee stock purchase plan deductions	649	801
Accrued payroll	$7,091	$6,215

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

Rent expense, including short-term lease cost, was $2,864, $2,288, and $1,638 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company leases a property owned by a related party. Operating lease cost for the property was $33, $31, and $33 for the years ended December 31, 2020, 2019 and 2018, respectively, which was included in the total operating lease cost.

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

(amounts in thousands)	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Cash paid for operating lease liabilities	$2,342	$2,486
Operating lease cost	2,622	2,269
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	5,237	7,855
Weighted-average remaining lease term	2.8 years	2.6 years
Weighted-average discount rate	3.3%	3.8%

Maturities of lease liabilities due in the 12-month period ending December 31,
2021	$2,224
2022	1,897
2023	1,843
2024	1,534
2025	576
Thereafter	3,076
11,150
Less imputed interest	(1,141)
Total lease liabilities	$10,009

Operating lease liability - current	$1,931
Operating lease liability - noncurrent	8,078
Total lease liabilities	$10,009

As of December 31, 2020, the Company has additional operating leases for its corporate headquarters in California and industrial space in Texas that have not yet commenced, with total minimum lease payments of $21,446. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. Lease payments for the Company’s industrial space in Texas will increase annually by two and one-half percent (2.5%) at each annual adjustment date thereafter. These operating leases are estimated to commence in the first quarter of 2021 with a lease term of approximately 10 years. This table above excludes lease payments that were not fixed at commencement or modification.

7. Income taxes

The components of the Company’s income (loss) before provision (benefit) for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
United States	$(6,464)	$22,553	$40,245
Foreign	1,184	1,719	210
Income (loss) before provision (benefit) for income taxes	$(5,280)	$24,272	$40,455

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
Current tax expense (benefit)
Federal	$(74)	$(330)	$—
State	198	136	(40)
Foreign	381	560	171
Total current tax expense	505	366	131
Deferred tax expense (benefit)
Federal	309	3,497	(9,774)
State	(193)	(396)	(1,630)
Foreign	(72)	(145)	(117)
Total deferred tax expense (benefit)	44	2,956	(11,521)
Income tax expense (benefit)	$549	$3,322	$(11,390)

The components of deferred tax assets and liabilities consist of the following:

(amounts in thousands)	As of December 31,
Deferred tax assets (liabilities)	2020	2019
Accrued expenses	$8,346	$7,981
Net operating loss and credit carryforward	20,145	20,087
Allowance, reserves and other	1,381	1,984
Stock-based compensation	3,379	3,257
Lease liability	2,427	1,627
Deferred tax assets	35,678	34,936
Property, plant, and equipment	(4,805)	(2,961)
Intangible amortization	(14,292)	(16,192)
Right-of-use asset	(2,139)	(1,418)
Deferred tax liabilities	(21,236)	(20,571)
Total	$14,442	$14,365

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years ended December 31,
	2020	2019	2018
U.S. Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(3.86)	3.70	(3.73)
Stock-based compensation	(16.80)	(0.81)	(45.01)
R&D credit, net of reserve	(8.11)	(8.97)	(1.39)
Other	(2.62)	(1.24)	0.98
Effective income tax rate	(10.39)%	13.68%	(28.15)%

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2017 for federal and prior to 2016 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2020, the Company had $55,990 and $25,871 of federal and state net operating loss carryforwards, respectively, and $48,194 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. As of December 31, 2020, the Company had federal and California research and development credit carryforward of $4,050 and $3,913, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. As of December 31, 2020, the Company determined that it is more likely than not that deferred tax assets are realizable due to significant positive evidence of cumulative earnings. Accordingly, the Company did not record a valuation allowance as of December 31, 2020.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive income. No significant interest or penalties were recognized during the periods presented.

Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, were $1,932, $1,889 and $1,294, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(amounts in thousands)	December 31,
Reconciliation of liability for unrecognized tax benefits	2020	2019	2018
Balance at beginning of period	$1,889	$1,294	$1,062
Additions based on tax positions related to current year	70	595	232
Reductions based on tax positions related to prior year	(181)	—	—
Additions based on tax positions related to prior year	154	—	—
Balance at end of period	$1,932	$1,889	$1,294

8. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2020 and 2019, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2020, 2019 and 2018.

Stock incentive plans

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of December 31, 2020, options to purchase 333 shares of common stock remained outstanding under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of December 31, 2020, options to purchase 138,136 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2020, awards with respect to 1,185,760 shares of the Company’s common stock were outstanding, and 1,609,083 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For the year ended December 31, 2020, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the years ended December 31, 2020, 2019 and 2018 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2017	1,836,426	$0.60-$83.30	$30.77	4.58	$88.31
Exercised	(708,319)	0.60-58.95	24.22
Forfeited	(771)	24.52-44.19	28.24
Outstanding as of December 31, 2018	1,127,336	0.75-83.30	34.89	3.84	89.28
Vested and exercisable as of December 31, 2018	851,039	0.75-83.30	32.12	3.75	92.05
Vested and expected to vest as of December 31, 2018	1,109,280	0.75-83.30	34.75	3.84	89.42
Outstanding as of December 31, 2018	1,127,336	0.75-83.30	34.89	3.84	89.28
Exercised	(109,291)	0.75-58.95	28.45
Forfeited	(37,161)	38.54-58.95	44.58
Outstanding as of December 31, 2019	980,884	0.75-83.30	35.24	2.84	34.07
Vested and exercisable as of December 31, 2019	929,825	0.75-83.30	34.73	2.81	34.64
Vested and expected to vest as of December 31, 2019	977,589	0.75-83.30	35.21	2.84	34.11
Outstanding as of December 31, 2019	980,884	0.75-83.30	35.24	2.84	34.07
Exercised	(18,626)	1.17-44.19	17.81
Forfeited	(6,779)	44.19-56.72	48.23
Outstanding as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and exercisable as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and expected to vest as of December 31, 2020	955,479	$0.75-$83.30	$35.49	1.85	$11.81

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $494, $7,910, and $98,743, respectively. As of December 31, 2020, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the years ended December 31, 2020, 2019 and 2018 are summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2017 (1)	42,028	$13,109	55,137	$90.05
Granted	31,877	—	31,877	143.50
Vested	(13,742)	(4,370)	(18,112)	89.35
Forfeited/canceled	(1,574)	—	(1,574)	106.55
Unvested restricted stock units as of December 31, 2018 (1)	58,589	8,739	67,328	$115.16
Unvested and expected to vest restricted stock units outstanding as of December 31, 2018			62,504	$115.98
Unvested restricted stock units as of December 31, 2018	58,589	8,739	67,328	$115.16
Granted	87,902	—	87,902	75.56
Vested	(24,680)	(4,366)	(29,046)	123.53
Forfeited/canceled	(12,835)	(1,239)	(14,074)	102.89
Unvested restricted stock units as of December 31, 2019 (1)	108,976	3,134	112,110	$83.48
Unvested and expected to vest restricted stock units outstanding as of December 31, 2019			103,087	$83.22
Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	210,622	88,458	299,080	43.52
Vested	(49,636)	—	(49,636)	83.31
Forfeited/canceled	(24,500)	(3,134)	(27,634)	70.60
Unvested restricted stock units as of December 31, 2020 (1)	245,462	88,458	333,920	$49.29
Unvested and expected to vest restricted stock units outstanding as of December 31, 2020			246,420	$49.82

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2017 (1)	20,789	20,785	41,574	$91.52
Granted	22,645	33,964	56,609	130.89
Vested	(6,497)	(6,928)	(13,425)	91.52
Unvested restricted stock awards outstanding as of December 31, 2018 (1)	36,937	47,821	84,758	$115.80
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2018			65,773	$115.85
Unvested restricted stock awards outstanding as of December 31, 2018	36,937	47,821	84,758	$115.80
Granted	54,853	40,166	95,019	86.10
Vested	(13,627)	(15,732)	(29,359)	115.37
Forfeited/canceled	(7,093)	(9,627)	(16,720)	109.11
Unvested restricted stock awards outstanding as of December 31, 2019 (1)	71,070	62,628	133,698	$95.74
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2019			79,473	$90.31
Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Vested	(28,994)	—	(28,994)	89.37
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of December 31, 2020 (1)	42,076	33,355	75,431	$93.96
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2020			44,159	$85.90

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2020, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $13,154, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

As of December 31, 2020, a total of 630,165 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2020, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018, was as follows:

(amounts in thousands)	Years ended December 31,
Stock-based compensation expense by type of award:	2020	2019	2018
Stock option plan awards	$709	$2,977	$6,015
Restricted stock units and restricted stock awards	6,717	5,413	5,890
Employee stock purchase plan	777	739	885
Total stock-based compensation expense	$8,203	$9,129	$12,790

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3%, 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018 has been reduced for estimated forfeitures of restricted stock at a rate of 4.7%, 4.4% and 4.7%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2020, 2019 and 2018, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
(amounts in thousands)	2020	2019	2018
Cost of revenue	$698	$890	$1,060
Research and development	969	1,100	1,314
Sales and marketing	2,208	1,755	2,355
General and administrative	4,328	5,384	8,061
Total stock-based compensation expense	$8,203	$9,129	$12,790

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

Stock-based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model. During the years ended December 31, 2020, 2019 and 2018, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2020	2019	2018
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	0.12-1.75%	1.75-2.53%	1.63-2.46%
Expected dividend yield	None	None	None
Volatility	47.00-83.92%	44.00-47.00%	37.34-44.00%

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from

January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020. The Company contributed $455, $871, and $865, net of forfeitures, to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. At December 31, 2020, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable
contractual
(amounts in thousands)	obligations
2021	$457
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total	$457

Purchase obligations

The Company had approximately $60,200 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2020.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the twelve-month periods ended December 31, 2020, 2019 and 2018, respectively:

	December 31,
(amounts in thousands)	2020	2019	2018
Product warranty liability at beginning of period	$12,571	$9,530	$6,171
Accruals for warranties issued	9,462	8,131	7,693
Adjustments related to preexisting warranties (including changes in estimates)	(754)	1,433	90
Settlements made (in cash or in kind)	(6,885)	(6,523)	(4,424)
Product warranty liability at end of period	$14,394	$12,571	$9,530

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

Legal proceedings

Intellectual property lawsuit

On November 21, 2019, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against Inogen, Inc., New Aera, Inc., Silverbow Development, LLC, and Todd W. Allum in the United States District Court for the Northern District of California (N.D. Cal. Lawsuit). Breathe alleged: willful infringement of the ‘250 patent assigned to Breathe; that inventorship was incorrectly assigned and that Breathe owns rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC; breach of contract; inducing breach of contract; interference with contract; and violation of California Business and Professional Code Section 17200. The complaint seeks to correct inventorship of certain patents now owned by the Company, injunctive relief, compensatory and punitory damages in an unspecified amount including trebling of all damages awarded with respect to infringement of the ‘250 patent, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On March 31, 2020, Breathe filed a First Amended Complaint in which it dropped the patent infringement claims in the N.D. Cal. Lawsuit and added another claim for violation of California Business and Professional Code Section 17200. On the same day, Breathe re-filed the ‘250 patent infringement claims in the United States District Court for the Central District of California (C.D. Cal. Lawsuit). On August 17, 2020, the court in the N.D. Cal. Lawsuit ordered that Breathe’s claims be arbitrated, with the sole exception of the correction of inventorship claim, which the court ordered be stayed pending completion of the arbitration on the other claims. On September 4, 2020, Breathe filed a demand for arbitration with the American Arbitration Association, in which Breathe reiterated the claims it filed in the N.D. Cal. Lawsuit. On January 20, 2021, the Company entered into a comprehensive settlement agreement with Breathe, which has resolved all disputes in the two lawsuits and the arbitration filed by Breathe. As a result of the settlement agreement, the lawsuits and arbitration have been dismissed. The Company recorded a contingent liability of $8,000 during the year ended December 31, 2020. The related payable was recorded in accounts payable and accrued expenses and receivable from the New Aera acquisition escrow account in prepaid expenses and other current assets as of December 31, 2020.

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its salesforce, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020; that motion is currently pending. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, Inogen filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s Tidal Assist® Ventilator (TAV®), thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Social Security Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights.

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

10. Foreign currency exchange contracts and hedging

As of December 31, 2020 and December 31, 2019, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $0 and $16,303, respectively, and $3,396 and $35,708, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to twelve months. During the years ended December 31, 2020, 2019, and 2018, these contracts had, net of tax, an unrealized loss of $289, an unrealized loss of $694, and an unrealized gain of $404, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the years ended December 31, 2020, 2019 and 2018, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2020, the Company had seventeen designated hedges and no non-designated hedges. As of December 31, 2019, the Company had eleven designated hedges and one non-designated hedge.

11. Quarterly summary of information (unaudited)

The following table sets forth the Company’s unaudited quarterly statements of income data in dollars for each of the eight quarters in the period ended December 31, 2020. The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2020	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$88,489	$71,691	$74,329	$73,978
Gross profit	38,366	32,749	33,006	34,059
Income (loss) before provision (benefit) for income taxes	(1,687)	3,525	(1,913)	(5,205)
Provision (benefit) for income taxes	(98)	945	(214)	(84)
Net income (loss)	(1,589)	2,580	(1,699)	(5,121)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$0.12	$(0.08)	$(0.23)
Diluted (1)	$(0.07)	$0.12	$(0.08)	$(0.23)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,916,365	21,963,472	21,998,299	22,042,288
Diluted common shares	21,916,365	22,221,356	21,998,299	22,042,288

(1)	Due to net loss for periods Q1 March, Q3 September and Q4 December, diluted loss per share is the same as basic.

(amounts in thousands, except share and per share amounts)
Quarterly Results 2019	Q1 March	Q2 June	Q3 September	Q4 December
Total revenue	$90,202	$101,063	$91,761	$78,917
Gross profit	44,409	50,215	43,315	33,922
Income (loss) before provision (benefit) for income taxes	6,072	13,684	8,753	(4,237)
Provision (benefit) for income taxes	770	3,524	1,890	(2,862)
Net income (loss)	5,302	10,160	6,863	(1,375)
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.47	$0.31	$(0.06)
Diluted (2)	$0.24	$0.45	$0.31	$(0.06)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	21,750,305	21,815,634	21,840,473	21,878,004
Diluted common shares	22,534,885	22,359,679	22,191,688	21,878,004

(2)	Due to net loss for period Q4 December, diluted loss per share is the same as basic.

Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning				Balance at
(amounts in thousands)	of Year	Additions	Deletions	Adjustments	End of Year
Year ended December 31, 2020
Allowance for doubtful accounts (1)	$205	$187	$340	$—	$52
Allowance for sales returns (2)	1,163	10,299	10,720	—	742
Allowance for rental revenue adjustments (3)	411	2,579	2,594	—	396
Allowance for rental asset loss (4)	395	559	379	—	575
Year ended December 31, 2019
Allowance for doubtful accounts (1)	$693	$612	$1,100	$—	$205
Allowance for sales returns (2)	890	17,036	16,763	—	1,163
Allowance for rental revenue adjustments (3)	438	1,762	1,789	—	411
Allowance for rental asset loss (4)	594	188	387	—	395
Year ended December 31, 2018
Allowance for doubtful accounts (1)	$1,415	$1,685	$2,677	$270	$693
Allowance for sales returns (2)	904	15,834	15,848	—	890
Allowance for rental revenue adjustments (3)	947	2,678	2,917	(270)	438
Allowance for rental asset loss (4)	754	408	568	—	594

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20
3.2	Amended and Restated Bylaws of the Registrant.	10-K	3.2	02/25/20
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Amendment No. 2 to Ninth Amended and Restated Investor Rights Agreement, dated December 10, 2018.	10-K	4.3	02/26/19
4.4	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	10-K	10.11	02/28/17
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.14	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.16	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.17	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.18	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.19	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.20	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.21	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.22+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers.	10-K	10.28	02/28/17
10.23	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP.	8-K	10.1	11/10/15

10.24*	Private Label Distribution Agreement, effective as of November 12, 2014, between the Registrant and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	11/03/16
10.25*	Addendum to Private Label Distribution Agreement between the Company and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	05/09/17
10.26*	First Amendment to Private Label Distribution Agreement by and between the Company and Applied Home Healthcare Equipment, LLC, dated as of February 21, 2018.	10-Q	10.1	04/30/18
10.27*	Second Amendment to Private Label Distribution Agreement by and between the Company and OxyGo HQ, LLC, formerly known as Applied Home Healthcare Equipment, LLC, dated as of March 1, 2019.	10-Q	10.1	05/07/19
10.28	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017.	10-Q	10.1	08/07/18
10.29	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018.	10-Q	10.2	08/07/18
10.30	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018.	10-Q	10.3	08/07/18
10.31	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.32	Lease Agreement, dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19
10.33	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.34+	Transition Agreement and Release by and between the Company and Matthew Scribner, dated September 14, 2018.	8-K	10.1	09/17/18
10.35+	Employment and Severance Agreement, dated August 17, 2018, between the Registrant and Bart Sanford.	10-Q	10.2	11/06/18
10.36	Third Amendment to lease, dated July 14, 2020, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	08/04/20
10.37+	Employment and Severance Agreement, dated August 17, 2020, between the Company and Arron Retterer.	10-Q	10.1	11/04/20
10.38+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/22/21
10.39+	Transition Agreement and Release by and between the Company and Scott Wilkinson, dated January 22, 2021.	Filed Herewith
10.40	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	Filed Herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.
+	Indicates a management contract or compensatory plan.
*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

INOGEN, INC.
(Registrant)

	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer
President Director
(Principal Executive Officer)
Dated: February 24, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nabil Shabshab and Alison Bauerlein, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nabil Shabshab	Chief Executive Officer, President and Director	February 24, 2021
Nabil Shabshab	(Principal Executive Officer)

/s/ Alison Bauerlein	Chief Financial Officer	February 24, 2021
Alison Bauerlein	(Principal Accounting and Financial Officer)

/s/ Heath Lukatch, Ph.D.	Chairman of the Board	February 24, 2021
Heath Lukatch, Ph.D.

/s/ Benjamin Anderson-Ray	Director	February 24, 2021
Benjamin Anderson-Ray

/s/ Heather Rider	Director	February 24, 2021
Heather Rider

/s/ Loren McFarland	Director	February 24, 2021
Loren McFarland

/s/ R. Scott Greer	Director	February 24, 2021
R. Scott Greer

/s/ Raymond Huggenberger	Director	February 24, 2021
Raymond Huggenberger