Form 10-Q
period 2021-03-31
Inogen Inc
filed 2021-05-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Coromar Drive Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

As of April 30, 2021, the registrant had 22,395,360 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$220,014	$211,962
Marketable securities	13,136	19,257
Accounts receivable, net	38,425	29,717
Inventories, net	26,394	24,815
Income tax receivable	1,984	2,048
Prepaid expenses and other current assets	9,723	17,898
Total current assets	309,676	305,697
Property and equipment
Rental equipment, net	49,872	46,953
Manufacturing equipment and tooling	10,811	10,361
Computer equipment and software	7,454	7,356
Furniture and equipment	2,293	2,293
Leasehold improvements	4,592	4,592
Land and building	125	125
Construction in process	3,367	2,344
Total property and equipment	78,514	74,024
Less accumulated depreciation	(47,461)	(45,794)
Property and equipment, net	31,053	28,230
Goodwill	33,055	33,165
Intangible assets, net	66,557	68,797
Operating lease right-of-use asset	17,521	8,827
Deferred tax asset - noncurrent	15,994	14,467
Other assets	2,619	2,669
Total assets	$476,475	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$29,349	$33,712
Accrued payroll	9,191	7,091
Warranty reserve - current	5,701	5,740
Operating lease liability - current	2,475	1,931
Deferred revenue - current	7,492	6,994
Income tax payable	1,264	1,242
Total current liabilities	55,472	56,710
Long-term liabilities
Warranty reserve - noncurrent	9,213	8,654
Operating lease liability - noncurrent	16,435	8,078
Earnout liability - noncurrent	27,205	26,940
Deferred revenue - noncurrent	11,842	11,822
Deferred tax liability - noncurrent	24	25
Total liabilities	120,191	112,229
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,385,794 and 22,131,447 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	22	22
Additional paid-in capital	280,464	273,521
Retained earnings	74,873	75,605
Accumulated other comprehensive income	925	475
Total stockholders' equity	356,284	349,623
Total liabilities and stockholders' equity	$476,475	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2021	2020
Revenue
Sales revenue	$77,081	$83,140
Rental revenue	9,851	5,349
Total revenue	86,932	88,489
Cost of revenue
Cost of sales revenue	42,635	47,118
Cost of rental revenue, including depreciation of $1,888 and $1,299, respectively	4,424	3,005
Total cost of revenue	47,059	50,123
Gross profit
Gross profit-sales revenue	34,446	36,022
Gross profit-rental revenue	5,427	2,344
Total gross profit	39,873	38,366
Operating expense
Research and development	4,015	3,605
Sales and marketing	25,491	27,163
General and administrative	12,499	9,777
Total operating expense	42,005	40,545
Loss from operations	(2,132)	(2,179)
Other income (expense)
Interest income	57	552
Other expense	(310)	(60)
Total other income (expense), net	(253)	492
Loss before benefit for income taxes	(2,385)	(1,687)
Benefit for income taxes	(1,653)	(98)
Net loss	(732)	(1,589)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(457)	(158)
Change in net unrealized gains (losses) on foreign currency hedging	1,144	661
Less: reclassification adjustment for net (gains) losses included in net income	(241)	12
Total net change in unrealized gains (losses) on foreign currency hedging	903	673
Change in net unrealized gains (losses) on marketable securities	4	(6)
Total other comprehensive income, net of tax	450	509
Comprehensive loss	$(282)	$(1,080)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.03)	$(0.07)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.03)	$(0.07)
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	22,181,394	21,916,365
Diluted common shares	22,181,394	21,916,365

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2021 and March 31, 2020
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 30, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	2,784	—	—	2,784
Employee stock purchases	27,954	—	1,088	—	—	1,088
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	10,167	—	(7)	—	—	(7)
Shares withheld related to net restricted stock settlement	(3,609)	—	(166)	—	—	(166)
Stock options exercised	6,334	—	60	—	—	60
Net loss	—	—	—	(1,589)	—	(1,589)
Other comprehensive income	—	—	—	—	509	509
Balance, March 31, 2020	22,044,527	$22	$267,011	$79,845	$422	$347,300

Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	2,516	—	—	2,516
Employee stock purchases	37,699	—	927	—	—	927
Restricted stock awards issued, net of forfeitures	(21,509)	—	—	—	—	—
Vesting of restricted stock units	34,117	—	(275)	—	—	(275)
Shares withheld related to net restricted stock settlement	(1,713)	—	(91)	—	—	(91)
Stock options exercised	205,753	—	3,866	—	—	3,866
Net loss	—	—	—	(732)	—	(732)
Other comprehensive income	—	—	—	—	450	450
Balance, March 31, 2021	22,385,794	$22	$280,464	$74,873	$925	$356,284

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(732)	$(1,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,098	4,462
Loss on rental units and other fixed assets	158	130
Gain on sale of former rental assets	(24)	(37)
Provision for sales revenue returns and doubtful accounts	2,471	3,608
Provision for rental revenue adjustments	1,041	808
Provision for inventory losses	518	347
Stock-based compensation expense	2,516	2,784
Deferred income taxes	(1,527)	(200)
Change in fair value of earnout liability	265	(952)
Changes in operating assets and liabilities:
Accounts receivable	(12,418)	(10,511)
Inventories	(2,686)	(3,721)
Income tax receivable	64	213
Prepaid expenses and other current assets	8,171	(3,710)
Operating lease right-of-use asset	(8,696)	(2,262)
Other noncurrent assets	41	460
Accounts payable and accrued expenses	(3,526)	2,759
Accrued payroll	2,105	2,436
Warranty reserve	520	1,000
Deferred revenue	518	149
Income tax payable	80	103
Operating lease liability	8,903	4,263
Net cash provided by operating activities	2,860	540
Cash flows from investing activities
Maturities of marketable securities	6,125	11,051
Investment in intangible assets	(26)	—
Investment in property and equipment	(1,516)	(1,479)
Production and purchase of rental equipment	(3,643)	(735)
Proceeds from sale of former assets	46	62
Net cash provided by investing activities	986	8,899

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from financing activities
Proceeds from stock options exercised	3,866	60
Proceeds from employee stock purchases	927	1,088
Payment of employment taxes related to release of restricted stock	(366)	(173)
Net cash provided by financing activities	4,427	975
Effect of exchange rates on cash	(221)	(89)
Net increase in cash and cash equivalents	8,052	10,325
Cash and cash equivalents, beginning of period	211,962	198,037
Cash and cash equivalents, end of period	$220,014	$208,362

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$17	$—
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	77	38

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 1,023,000 of its Inogen oxygen concentrators as of March 31, 2021.

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

The results of operations for the three months ended March 31, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2021. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2021. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2021.

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

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The Company adopted this standard on January 1, 2021, and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$48,706	$—	$48,706	$48,706	$—
Level 1:
Money market accounts	171,308	—	171,308	171,308	—

Level 2:
Corporate bonds	5,477	(1)	5,476	—	5,476
U.S. Treasury securities	4,053	1	4,054	—	4,054
Agency mortgage-backed securities	3,603	3	3,606	—	3,606
Total	$233,147	$3	$233,150	$220,014	$13,136

	As of December 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$52,812	$—	$52,812	$52,812	$—
Level 1:
Money market accounts	159,150	—	159,150	159,150	—

Level 2:
Corporate bonds	11,549	(1)	11,548	—	11,548
U.S. Treasury securities	4,107	—	4,107	—	4,107
Agency mortgage-backed securities	3,601	1	3,602	—	3,602
Total	$231,219	$—	$231,219	$211,962	$19,257

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are recognized in the consolidated statements of comprehensive loss during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the consolidated statements of comprehensive loss. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $246 and payable of $863 as of March 31, 2021 and December 31, 2020, respectively.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2020	$1,128	$—	$(653)	$475
Other comprehensive income (loss)	(457)	4	903	450
Balance as of March 31, 2021	$671	$4	$250	$925

Comprehensive income is the total net earnings and all other non-owner changes in equity. Except for net loss and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as other comprehensive income (loss).

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of March 31, 2021 and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	As of	As of
Simulation input	March 31, 2021	December 31, 2020
Revenue volatility	35.00%	35.00%
WACC	12.50%	12.00%
20-year risk free rate	2.31%	1.45%
Market price of risk	9.00%	8.00%

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Three months ended
March 31,
2021
Balance at beginning of period	$27,612
Change in fair value	265
Balance at end of period	$27,877

The Company included $672 of preacquisition loss recoveries that can be withheld from any earnout amounts payable in the earnout liability as of March 31, 2021 and December 31, 2020, respectively.

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

Cash, cash equivalents, and marketable securities consist of the following:

	March 31,	December 31,
Cash and cash equivalents	2021	2020
Cash	$48,706	$52,812
Money market accounts	171,308	159,150
Total cash and cash equivalents	$220,014	$211,962
Marketable securities
Corporate bonds	$5,476	$11,548
U.S. Treasury securities	4,054	4,107
Agency mortgage-backed securities	3,606	3,602
Total marketable securities	$13,136	$19,257

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

As of March 31, 2021 and December 31, 2020, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $569 and $459, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
Gross accounts receivable	2021	2020
Rental (1)	$5,701	$4,190
Business-to-business and other receivables (2)	34,055	26,717
Total gross accounts receivable	$39,756	$30,907

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
Net accounts receivable	2021	2020
Rental (1)	$5,316	$3,794
Business-to-business and other receivables (2)	33,109	25,923
Total net accounts receivable	$38,425	$29,717

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $8,102 and $7,044 as of March 31, 2021 and December 31, 2020, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of March 31, 2021 and as of December 31, 2020 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
Allowances - accounts receivable	2021	2020
Doubtful accounts	$21	$52
Rental revenue adjustments	385	396
Sales returns	925	742
Total allowances - accounts receivable	$1,331	$1,190

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2021 and for the three months ended March 31, 2020. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $10,434 and $8,102, respectively, as of March 31, 2021, and $8,417 and $7,044, respectively, as of December 31, 2020.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2021, the Company’s three major vendors accounted for 19.9%, 10.8%, and 9.6%, respectively, of total raw material purchases. For the three months ended March 31, 2020, the Company’s three major vendors accounted for 23.6%, 15.2% and 9.4%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 79.3% and 68.7% of the non-U.S. revenue for the three months ended March 31, 2021 and March 31, 2020, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2021 and March 31, 2020, respectively, is as follows:

	Three months ended March 31,
	2021	2020
U.S. revenue	$71,212	$68,406
Non-U.S. revenue	15,720	20,083
Total revenue	$86,932	$88,489

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,145 and $1,153 as of March 31, 2021 and December 31, 2020, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the three months ended March 31, 2021 and March 31, 2020, $607 and $368, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flow. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials and work-in-progress	$24,210	$22,318
Finished goods	3,541	3,743
Less: reserves	(1,357)	(1,246)
Inventories, net	$26,394	$24,815

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $935 and $524 for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2021 and March 31, 2020, respectively.

	Three months ended March 31,
	2021	2020
Rental equipment	$1,888	$1,299
Other property and equipment	946	921
Total depreciation and amortization	$2,834	$2,220

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
Property and equipment	2021	2020
Rental equipment, net of allowances of $650 and $575, respectively	$49,872	$46,953
Other property and equipment	28,642	27,071
Property and equipment	78,514	74,024

Accumulated depreciation
Rental equipment	31,016	30,283
Other property and equipment	16,445	15,511
Accumulated depreciation	47,461	45,794

Property and equipment, net
Rental equipment, net of allowances of $650 and $575, respectively	18,856	16,670
Other property and equipment	12,197	11,560
Property and equipment, net	$31,053	$28,230

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of March 31, 2021 and March 31, 2020.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

Balance as of December 31, 2020	$33,165
Translation adjustment	(110)
Balance as of March 31, 2021	$33,055

As of March 31, 2021, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairments losses related to the Company’s intangible assets as of March 31, 2021 and March 31, 2020.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$12,626	$65,074
Licenses	10	185	176	9
Patents and websites	5	4,488	3,197	1,291
Customer relationships	4	1,407	1,378	29
Commercials	2-3	759	605	154
Total		$84,539	$17,982	$66,557

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$10,684	$67,016
Licenses	10	185	174	11
Patents and websites	5	4,488	3,015	1,473
Customer relationships	4	1,474	1,351	123
Commercials	2-3	733	559	174
Total		$84,580	$15,783	$68,797

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2021
Remaining 9 months of 2021	$6,488
2022	8,431
2023	7,856
2024	7,832
2025	7,784
Thereafter	28,166
$66,557

Current liabilities

Accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$14,606	$12,520
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,666	9,023
Accrued litigation settlement	—	8,000
Accrued purchasing card liability	4,051	2,468
Accrued franchise, sales and use taxes	482	449
Other accrued expenses	544	1,252
Accounts payable and accrued expenses	$29,349	$33,712

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued bonuses	$1,166	$4
Accrued wages and other payroll related items	4,873	3,796
Accrued vacation	2,970	2,642
Accrued employee stock purchase plan deductions	182	649
Accrued payroll	$9,191	$7,091

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

Rent expense, including short-term lease cost, was $987 and $751 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$554	$593
Operating lease cost	763	632
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	9,340	2,809
Weighted-average remaining lease term	3.0 years	2.5 years
Weighted-average discount rate	3.2%	3.7%

Maturities of lease liabilities due in the 12-month period ending March 31,
2022	$2,878
2023	2,781
2024	2,799
2025	2,213
2026	1,564
Thereafter	8,452
20,687
Less imputed interest	(1,777)
Total lease liabilities	$18,910

Operating lease liability - current	$2,475
Operating lease liability - noncurrent	$16,435
Total lease liabilities	$18,910

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2021, the Company has additional operating leases for its corporate headquarters in California that has not yet commenced, with total minimum lease payments of $11,359. Lease payments for its corporate headquarters will increase annually by the lesser of the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor or three and one-half percent (3.5%) at each annual adjustment date thereafter. The operating lease for its corporate headquarters is estimated to commence in the second quarter of 2021 with a lease term of approximately 10 years. The table above excludes lease payments that were not fixed at commencement or modification.

6. Earnings (loss) per share

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

The computation of EPS is as follows:

	Three months ended March 31,
	2021	2020
Numerator—basic and diluted:
Net loss	$(732)	$(1,589)

Denominator:
Weighted-average common shares - basic common stock (1)	22,181,394	21,916,365
Weighted-average common shares - diluted common stock	22,181,394	21,916,365

Net loss per share - basic common stock	$(0.03)	$(0.07)
Net loss per share - diluted common stock (2)	$(0.03)	$(0.07)

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	22,181,394	21,916,365
Stock options and other dilutive awards	341,716	327,891
Weighted-average common shares - diluted common stock	22,523,110	22,244,256
Shares excluded from diluted weighted-average shares:
Stock options	64,498	81,220
Restricted stock units and restricted stock awards	308,787	293,236
Shares excluded from diluted weighted-average shares	373,285	374,456

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

(2)	Due to a net loss for the three months ended March 31, 2021 and March 31, 2020, diluted loss per share is the same as basic.

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

The Company recognizes interest and penalties on taxes, if any, within its income tax provision (benefit) on its consolidated statements of comprehensive loss.

8. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of March 31, 2021, there are no remaining options to purchase shares of common stock under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan. The 2002 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2021, options to purchase 119,840 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2021, awards with respect to 1,146,603 shares of the Company’s common stock were outstanding, and 1,380,980 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2002 Plan, 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2002 Plan and 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2021, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans for the three months ended March 31, 2021 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2020	955,479	$0.75-$83.30	$35.49	1.85	$11.81
Exercised	(205,753)	0.75-46.66	18.79
Forfeited	—	—	—
Outstanding as of March 31, 2021	749,726	0.81-83.30	40.07	1.96	15.09
Vested and exercisable as of March 31, 2021	749,726	0.81-83.30	40.07	1.96	15.09
Vested and expected to vest as of March 31, 2021	749,726	$0.81-$83.30	$40.07	1.96	$15.09

The total intrinsic value of options exercised during the three months ended March 31, 2021 and March 31, 2020 was $6,504 and $239, respectively. As of March 31, 2021, all stock-based compensation expense for options granted under the Plans was recognized.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the three months ended March 31, 2021 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Granted	171,340	88,902	260,242	53.14
Vested	(39,293)	—	(39,293)	52.58
Forfeited/canceled	(3,742)	(29,485)	(33,227)	48.08
Unvested restricted stock units as of March 31, 2021 (1)	373,767	147,875	521,642	$50.95
Unvested and expected to vest restricted stock units outstanding as of March 31, 2021			411,867	$51.09

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Vested	(5,609)	—	(5,609)	90.24
Forfeited/canceled	—	(21,510)	(21,510)	118.41
Unvested restricted stock awards outstanding as of March 31, 2021 (1)	36,467	11,845	48,312	$86.52
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2021			38,978	$85.32

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2021, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $21,694, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.8 years.

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

As of March 31, 2021, a total of 592,466 shares of common stock were available for sale pursuant to the ESPP.

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

For 2021, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2021 and March 31, 2020, was as follows:

	Three months ended
	March 31,
	2021	2020
Stock-based compensation expense by type of award:
Stock option plan awards	$—	$525
Restricted stock units and restricted stock awards	2,330	2,083
Employee stock purchase plan	186	176
Total stock-based compensation expense	$2,516	$2,784

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

For the three months ended March 31, 2021 and March 31, 2020, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2021	2020
Cost of revenue	$238	$229
Research and development	298	320
Sales and marketing	612	612
General and administrative	1,368	1,623
Total stock-based compensation expense	$2,516	$2,784

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020. The Company contributed $0 and $252, net of forfeitures, to the 401(k) plan for the three months ended March 31, 2021 and March 31, 2020, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of March 31, 2021, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 9 months of 2021	$313
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$313

Purchase obligations

The Company had approximately $64,400 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2021.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Product warranty liability at beginning of period	$14,394	$12,571
Accruals for warranties issued	2,966	9,462
Adjustments related to preexisting warranties (including changes in estimates)	(330)	(754)
Settlements made (in cash or in kind)	(2,116)	(6,885)
Product warranty liability at end of period	$14,914	$14,394

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the three months ended March 31, 2021 was primarily driven by $1,604 of payments received in advance of satisfying performance obligations, partially offset by $1,375 of revenue recognized that was included in the deferred revenue balances as of December 31, 2020. Deferred revenue related to lifetime warranties was $17,307 and $17,078 as of March 31, 2021 and December 31, 2020, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

10. Foreign currency exchange contracts and hedging

As of March 31, 2021 and March 31, 2020, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $1,704 and $20,491, respectively, and $3,885 and $23,788, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to twelve months. During the three months ended March 31, 2021 and March 31, 2020, these contracts had, net of tax, unrealized gains of $903 and $673, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2021 and March 31, 2020, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of March 31, 2021, the Company had twenty-two designated hedges and two non-designated hedges. As of March 31, 2020, the Company had eight designated hedges and one non-designated hedge.

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

•

our expectations of the impact of the COVID-19 pandemic and related PHE on sales, productivity, hiring, media expenditures, physician-based sales team and physician referrals, worldwide demand for oxygen and NIV therapies, and our supply chain;

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

In this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiary.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies and estimates include those related to:

•	revenue recognition;
•	product warranty; and
•	acquisitions and related acquired intangible assets and goodwill.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and will likely continue to adversely impact our business operations, demand for our products, the manufacture or shipment of our products, and our financial condition and operating results.

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

However, the COVID-19 pandemic and related PHE adversely impacted our consolidated operating results starting in the second quarter of 2020 continuing through the first quarter of 2021. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020 and continuing through the first quarter of 2021; however, we did see increased consumer interest in the first quarter of 2021 compared to each of the last three quarters of 2020, which we believe was due to increased vaccination rates, increased interest in POCs to enable patient mobility, stimulus payments, and increased consumer confidence. While we observed this increase in consumer interest in the first quarter of 2021, we continue to believe the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence reduced direct-to-consumer sales. On the business-to-business side, while there was an initial surge in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide early in the COVID-19 pandemic and related PHE, total business-to-business demand declined in the second quarter of 2020 continuing through the first quarter of 2021 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused and may continue to cause reduced demand for our products across all channels due to the global economic environment and reduced regular physician interactions and testing which could lead to a lower rate of diagnosis for long-term oxygen therapy. Additionally, while we planned for sales and marketing expansion in 2021, we have seen lower hiring in our direct-to-consumer sales force, which did not offset attrition in the first quarter of 2021, and this trend may continue in the rest of 2021, primarily due to the COVID-19 pandemic and related PHE.

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

During 2020 and the first quarter of 2021, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 pandemic and related PHE. However, the COVID-19 pandemic and related PHE could result in an unforeseen disruption to our supply chain that could impact our operations.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2020, the number of inside sales representatives decreased to 300 from 329 as of December 31, 2019. In 2021, we expect hiring will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not plan to increase our sales force and instead hope to offset attrition with replacement hiring. In the first quarter of 2021, our direct-to-consumer hiring did not offset attrition, so sales representative headcount was down from 300 as of December 31, 2020. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We also plan to expand our physician sales team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 24 sales representatives and 5 support personnel as of December 31, 2020. We believe there was an increased demand in our products in the first quarter of 2021 as compared to the fourth quarter of 2020 associated with increased vaccination rates of our patient population and the relaxation of closure orders related to the COVID-19 pandemic and related PHE leading to increased ambulation, additional stimulus payments and improving consumer confidence. As a result, we have seen increased demand which led to improved sales representative productivity and increased average revenue per order in the first quarter of 2021 versus each of the last three quarters of 2020, which saw declines associated with the COVID-19 pandemic and related PHE. Sales representative productivity was flat and average revenue per order increased slightly in the first quarter of 2021 as compared to the first quarter of 2020. We plan to continue to monitor the COVID-19 pandemic and related PHE given the relatively short timeframe of these improved results and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  While we continued marketing efforts at a reduced level to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology, media and advertising costs declined to $7.6 million in the first quarter of 2021 compared to $10.0 million in the first quarter of 2020, primarily associated with a reduction in direct-to-consumer sales representatives, which were down approximately 18% in the comparative periods, reductions due to the COVID-19 pandemic and related PHE and an increased focus on new rental setups. We plan to increase marketing spend to drive consumer and physician awareness of our products in 2021; however, during the COVID-19 pandemic and related PHE we expect to have lower marketing spend than in a typical year due to the lower return on those investments. We also plan to perform a pricing trial in 2021 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers; however, these may be delayed due to the COVID-19 pandemic and related PHE. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2020, we expanded our rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2020 with 34 patient intake representatives and administrative personnel and plan to continue to improve the productivity of the rental intake team in 2021, which we believe will lead to increased patients on service and growth in rental revenue in future periods. In the first quarter of 2021, we saw improved rental intake team productivity compared to the fourth quarter of 2020 and versus the first quarter of 2020. We also have increased focus on rentals from our direct-to-consumer inside and physician-based sales team, which we believe will drive higher rental setups. Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the first quarter of 2021. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

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

•

While HME providers have been adopting our products over time, recent growth has been challenged due to difficulties in their ongoing efforts to restructure from the delivery business model to the non-delivery portable model, lack of access to available credit, provider capital expenditure constraints, and reimbursement rate changes.

•

However, supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there was an initial surge in demand for oxygen concentrators by our HME providers early in the COVID-19 pandemic and related PHE, domestic business-to-business demand declined in the second and third quarters of 2020 due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Domestic HME provider demand increased in the fourth quarter of 2020 and the first quarter of 2021, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 58 international countries and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. As in the United States, while there was an initial surge in demand for oxygen concentrators by our international HME customers early in the COVID-19 pandemic, international demand declined in the second quarter of 2020 continuing through the first quarter of 2021 primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as 2022 although this could be delayed due to regulatory clearance delays, other impacts of the COVID-19 pandemic or government actions, by the United States or China that impose barriers or restrictions that would impact our ability to access the Chinese market. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products and expand clinical evidence.  We incurred $14.1 million and $9.4 million in 2020 and 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $4.0 million and $3.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively, in research and development costs. We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the short-term. Manufacturing cost for our Inogen One G5 was at parity with our Inogen One G3 starting in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 81% of total domestic POC units sold in the three months ended March 31, 2021, showing the strong demand for this product from both patients and providers.

•

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

•

We plan to also invest in clinical studies to evaluate expected improvements in health and economic outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2021, and we expect limited contributions to revenue in 2021. The COVID-19 pandemic and related PHE also had an impact on sales of this product in the second quarter of 2020 continuing through the first quarter of 2021, primarily due to lower retail demand. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market. Device modifications to facilitate compatibility may require FDA premarket review before product commercialization.

•

In addition, we plan to use this technology as a platform to expand our total addressable market into the high-growth non-invasive ventilation (NIV) market, where we believe there is a significant worldwide untreated market opportunity. We believe this market could undergo disruption similar to oxygen given the immobile nature of legacy NIV product offerings. The monthly Medicare reimbursement rate is significantly higher for NIV products than oxygen therapy at a minimum of $934 a month. Also, effective January 1, 2019, a new Medicare HCPCS code was added to allow billing for a multi-function ventilator that includes both ventilation and oxygen.

•

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

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2021, we are focused on reducing the cost of our Inogen One G5 product, expanding manufacturing of the TAV product and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended March 31, 2021 and March 31, 2020, approximately 18.1% and 22.7%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 79.3% and 68.7% of the non-U.S. revenue for the three months ended March 31, 2021 and March 31, 2020, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 58 countries outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $86.9 million and $88.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in total revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decline in direct-to-consumer sales and international business-to-business sales, primarily associated with the COVID-19 pandemic and related PHE, partially offset by an increase in rental revenue and domestic business-to-business sales. We generated net losses of $0.7 million and $1.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We generated Adjusted EBITDA of $5.4 million and $4.1 million in the three months ended March 31, 2021 and March 31, 2020, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2021, our retained earnings were $74.9 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives, improving productivity, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 pandemic and related PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 pandemic and related PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and potential changes in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

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

We sold approximately 49,400 systems in the three months ended March 31, 2021 and 53,400 systems for the same period in 2020. Management focuses on system sales as an indicator of current business success.

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

Rental revenue increased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, and higher billable patients as a percent of total patients on service. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 while the COVID-19 PHE continues. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended for the duration of the COVID-19 PHE and has been proposed to be extended permanently as part of the proposed rule published on November 4, 2020, which is expected to be finalized by May 11, 2022. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 34,700 and 24,600 oxygen rental patients as of March 31, 2021 and March 31, 2020, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 11.3% and 6.0% of our total revenue in the three months ended March 31, 2021 and March 31, 2020, respectively, primarily due to decreased sales revenue, increased rental patients on service, and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2021 and March 31, 2020, approximately 83.9% and 78.2%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount was 50/50 blended reimbursement rates based on an average of the pre-competitive bidding reimbursement rates and the current average reimbursement rates to account for higher servicing costs in these areas. The Medicare reimbursement rates in rural areas is outlined in the table below, and include areas that are considered non-contiguous (Alaska, Hawaii, Puerto Rico, and the Virgin Islands). We estimate that approximately 20% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021, were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $136.24 for HCPCS code E1390 and $44.69 for HCPCS code E1392, which were increased to $136.84 and $44.99, respectively. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021 (retroactively revised March 1, 2021)	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021 were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $103.18 for HCPCS code E1390 and $39.62 for HCPCS code E1392, which were increased to $104.07 and $40.06, respectively. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include Coronavirus Aid, Relief, and Economic Security (CARES Act) increased rates due to the COVID-19 PHE, which may not be in place for all of 2021.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

There have been significant U.S. reimbursement and policy changes that impact oxygen therapy associated with the COVID-19 PHE declared by the U.S. Department of Health and Human Services (HHS) on January 31, 2020. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for home medical equipment (HME) in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act and the Consolidated Appropriations Act of 2021 also included a temporary pause of the 2% percent Medicare sequestration reduction that went into effect in 2013. The CARES Act implemented the relief effective May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. The CARES Act also extended the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension.

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

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expected this rule to be finalized in the first half of 2021. This may be delayed due to the fact that on April 26, 2021, CMS published a notice stating that the Biden Administration published a “Regulatory Freeze Pending Review” memorandum advising all agencies, unless otherwise excepted by the Director of Office of Management and Budget, not to issue any rule until an appointee by the new Administration reviews and approves the rule. Pending this review and approval, CMS is continuing the rules already in effect until May 11, 2022. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.

In April 2021, CMS announced a delay of the 2018 IFR final rule (CMS-1687-RCN) and the 2020 DMEPOS proposed rule (CMS-1738-P discussed above). CMS is required to publish a final rule no later than three years after the publication of a proposed or interim final rule, except under exceptional circumstances. The 2018 IFR that resumed the 50/50 blended rates in rural areas between June and December 2018 was published on May 11, 2018. In accordance with the requirement, CMS is required to publish the final rule to the 2018 IFR by May 11, 2021, but CMS announced that there will be a delay in the final rule publication, and they extended the 2018 IFR until May 11, 2022. In addition, in the 2020 DMEPOS proposed rule, CMS stated that they solicited comments on the 2018 IFR, but have not yet responded to the comments received, and will do so in the final rule, expected to be published by May 11, 2022.

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

We cannot guarantee that we will be offered contracts in any subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the three months ended March 31, 2021 and 4.7% in the three months ended March 31, 2020.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2021 and March 31, 2020. Our capped patients as a percentage of total patients on service was approximately 9.8% as of March 31, 2021 and 19.5% as of March 31, 2020. The decrease in percentage of capped patients in the comparative periods was primarily due to the increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Average Medicare reimbursement rates for NIV HCPCS code E0466 are listed in the table below and were a monthly non-capped rental. These rates exclude Puerto Rico, where rates have ranged from $1,786.16 to $1,847.38 over the periods presented.

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

As of March 31, 2021, we had 91 contracts with Medicaid, Medicare Advantage, government and private payors. These contracts qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Based on our patient population, we believe at least 42% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive loss.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

At the same time, recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2020 and the three months ended March 31, 2021, the impact of the Chinese tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2021.

We expect the TAV system to have a higher sales gross margin than our existing oxygen therapy products assuming we are successful in obtaining reimbursement coding under HCPCS code E0466.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs. Sales and marketing expense decreased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily associated with lower advertising expense. Our average direct-to-consumer sales representative headcount in the first quarter of 2021 was down from the first quarter of 2020 as attrition outpaced hiring in the periods, similar to the trends seen in 2020 compared to 2019. We expect minimal direct-to-consumer sales representative hiring in the first half of 2021 due to the COVID-19 pandemic and related PHE, and plan to focus on sales representative efficiencies, including improved sales representative productivity and lead utilization, while we continue to monitor the impact of the COVID-19 pandemic and related PHE. Due to the COVID-19 pandemic and related PHE, we have also reduced and expect to continue to reduce marketing spend. However, we still expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team including our physician-based sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases. We also expect increased sales and marketing costs in the remainder of 2021 associated with the expanded launch of the TAV product following the limited launch in 2020.

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

Results of operations

Comparison of three months ended March 31, 2021 and March 31, 2020

Revenue

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$77,081	$83,140	$(6,059)	-7.3%	88.7%	94.0%
Rental revenue	9,851	5,349	4,502	84.2%	11.3%	6.0%
Total revenue	$86,932	$88,489	$(1,557)	-1.8%	100.0%	100.0%

Sales revenue decreased $6.1 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or a decrease of 7.3% from the comparable period. The decrease was primarily attributable to reduced direct-to-consumer sales and reduced international business-to-business sales, primarily due to the impact of the COVID-19 pandemic and related PHE, partially offset by increased domestic business-to-business sales. We sold approximately 49,400 oxygen systems during the three months ended March 31, 2021 compared to approximately 53,400 oxygen systems sold during the three months ended March 31, 2020, or a decrease of 7.5%. The decrease in the number of systems sold resulted mainly from a decrease in sales in the direct-to-consumer and international business-to-business channels, primarily due to the COVID-19 pandemic and related PHE.

Rental revenue increased $4.5 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or an increase of 84.2% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	March 31,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$30,743	$27,554	$3,189	11.6%	35.4%	31.2%
Business-to-business international sales	15,720	20,083	(4,363)	-21.7%	18.1%	22.7%
Direct-to-consumer domestic sales	30,618	35,503	(4,885)	-13.8%	35.2%	40.1%
Direct-to-consumer domestic rentals	9,851	5,349	4,502	84.2%	11.3%	6.0%
Total revenue	$86,932	$88,489	$(1,557)	-1.8%	100.0%	100.0%

Domestic business-to-business sales increased 11.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to increased demand from our HME partners for oxygen concentrators in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge, partially offset by lower reseller demand. In addition, we believe the resolution of competitive bidding uncertainty in October 2020 also contributed to increased demand in our domestic business-to-business channel in the first quarter of 2021.

International business-to-business sales decreased 21.7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, mostly driven by the continued impact of the COVID-19 pandemic with intermittent lockdowns in many European countries, along with reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic. In the three months ended March 31, 2021, sales in Europe as a percentage of total international sales revenue increased to 86.5% versus 84.6% in the comparative period in 2020.

Domestic direct-to-consumer sales decreased 13.8% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower average inside sales representative headcount, which was down approximately 18% from the comparative period. However, there was increased demand for POCs in the first quarter of 2021 compared to the fourth quarter of 2020, which we believe was primarily due to higher vaccination rates within our patient population and the relaxation of closure orders related to the COVID-19 PHE leading to increased ambulation, additional stimulus payments, and improved consumer confidence. This led to improved sales representative productivity and increased average revenue per order versus each of the last three quarters in 2020 when these metrics declined associated with the COVID-19 pandemic. Compared to the first quarter of 2020, sales representative productivity was flat, and average revenue per order increased.

Domestic direct-to-consumer rentals increased 84.2% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, and increased Medicare reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$42,635	$47,118	$(4,483)	-9.5%	49.0%	53.2%
Cost of rental revenue	4,424	3,005	1,419	47.2%	5.1%	3.4%
Total cost of revenue	$47,059	$50,123	$(3,064)	-6.1%	54.1%	56.6%

Gross profit - sales revenue	$34,446	$36,022	$(1,576)	-4.4%	39.7%	40.8%
Gross profit - rental revenue	5,427	2,344	3,083	131.5%	6.2%	2.6%
Total gross profit	$39,873	$38,366	$1,507	3.9%	45.9%	43.4%

Gross margin percentage - sales revenue	44.7%	43.3%
Gross margin percentage- rental revenue	55.1%	43.8%
Total gross margin percentage	45.9%	43.4%

Cost of sales revenue decreased $4.5 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or a decrease of 9.5% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales and related bill of material costs, and lower material costs per unit.

Cost of rental revenue increased $1.4 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or an increase of 47.2% from the comparable period. The increase in cost of rental revenue was primarily attributable to increased rental asset depreciation expense and servicing costs resulting from a 41.1% increase in the number of patients on service. Cost of rental revenue included $1.9 million of rental asset depreciation for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020.

Sales revenue gross margin percentage increased to 44.7% for the three months ended March 31, 2021 from 43.3% for the three months ended March 31, 2020. The increase was primarily related to lower manufacturing cost per unit versus certain manufacturing inefficiencies we experienced in the comparable period of 2020. These increases were partially offset by lower average selling prices due to an increased mix of domestic business-to-business sales, which have a lower gross margin than our direct-to-consumer sales. Total worldwide business-to-business sales revenue accounted for 60.3% of total sales revenue in the three months ended March 31, 2021 versus 57.3% in the three months ended March 31, 2020.

Rental revenue gross margin percentage increased to 55.1% for the three months ended March 31, 2021 from 43.8% for the three months ended March 31, 2020, primarily due to higher billable patients as a percent of total patients on service and higher Medicare reimbursement rates, partially offset by higher service expense per patient on service.

Research and development expense

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$4,015	$3,605	$410	11.4%	4.6%	4.1%

Research and development expense increased $0.4 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or an increase of 11.4% over the comparable period, primarily due to a $0.3 million increase in product development expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$25,491	$27,163	$(1,672)	-6.2%	29.3%	30.7%

Sales and marketing expense decreased $1.7 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or a decrease of 6.2% from the comparable period, primarily attributable to a decrease of $2.5 million of media and advertising costs, partially offset by an increase of $1.2 million in personnel-related expenses. In the three months ended March 31, 2021, we spent $7.6 million in media and advertising costs versus $10.0 million in the comparative period in 2020.

General and administrative expense

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$12,499	$9,777	$2,722	27.8%	14.4%	11.0%

General and administrative expense increased $2.7 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or an increase of 27.8% from the comparable period. The increase was primarily attributable to $1.8 million in CEO transition costs and $1.2 million in the fair value of the New Aera earnout liability, partially offset by $0.5 million in lower consulting fees.

Other income (expense)

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$57	$552	$(495)	-89.7%	0.1%	0.6%
Other expense	(310)	(60)	(250)	416.7%	-0.4%	-0.1%
Total other income (expense), net	$(253)	$492	$(745)	-151.4%	-0.3%	0.5%

Total other income (expense), net decreased $0.7 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or a decrease of 151.4% from the comparable period. The decrease was primarily attributable to a decrease of $0.5 million in interest income on marketable securities due to the lower interest rate environment and lower invested balances in marketable securities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and by a $0.3 million increase in net foreign currency losses.

Benefit for income taxes

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Benefit for income taxes	$(1,653)	$(98)	$(1,555)	1586.7%	-1.9%	-0.1%
Effective income tax rate	69.3%	5.8%

Benefit for income taxes increased $1.6 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, primarily resulting from the increase in excess tax benefits recognized from stock-based compensation, and an increase in loss before benefit for income taxes.

Our effective tax rate in the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to the increase in excess tax benefits recognized from stock-based compensation.

Net loss

	Three months ended
	March 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net loss	$(732)	$(1,589)	$857	-53.9%	-0.8%	-1.8%

Net loss decreased $0.9 million for the three months ended March 31, 2021 from the three months ended March 31, 2020, or a decrease of 53.9% from the comparable period. The decrease in net loss was primarily related to an increase in gross profit and an increase in excess tax benefits recognized from stock-based compensation, partially offset by higher operating expenses.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2021, we had purchase obligations with outside vendors and suppliers of approximately $64.4 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

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

Liquidity and capital resources

As of March 31, 2021, we had cash and cash equivalents of $220.0 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $13.1 million in available-for-sale corporate bonds, U.S. Treasury securities, and agency mortgage-backed securities, which had maturities greater than three months. For the three months ended March 31, 2021 and March 31, 2020, we received $4.8 million and $1.1 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2021 consisted of capital expenditures of $5.2 million including additional rental equipment, other property, plant and equipment, and intangible assets.

The COVID-19 pandemic and related PHE has not materially impacted our liquidity position to date, and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2021 vs. 2020
Summary of consolidated cash flows	2021	2020	$	%
Cash provided by operating activities	$2,860	$540	$2,320	429.6%
Cash provided by investing activities	986	8,899	(7,913)	-88.9%
Cash provided by financing activities	4,427	975	3,452	354.1%
Effect of exchange rates on cash	(221)	(89)	(132)	148.3%
Net increase in cash and cash equivalents	$8,052	$10,325	$(2,273)	-22.0%

(amounts in thousands)	March 31,	December 31,
Working capital	2021	2020
Cash and cash equivalents	$220,014	$211,962
Marketable securities	13,136	19,257
Accounts receivable, net	38,425	29,717
Inventories, net	26,394	24,815
Income tax receivable	1,984	2,048
Prepaid expenses and other current assets	9,723	17,898
Total current assets	309,676	305,697

Accounts payable and accrued expenses	29,349	33,712
Accrued payroll	9,191	7,091
Warranty reserve – current	5,701	5,740
Operating lease liability – current	2,475	1,931
Deferred revenue – current	7,492	6,994
Income tax payable	1,264	1,242
Total current liabilities	55,472	56,710

Net working capital	$254,204	$248,987

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the three months ended March 31, 2021 consisted primarily of our non-cash expense items, such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $5.1 million, provision for sales returns and doubtful accounts of $2.5 million, stock-based compensation expense of $2.5 million, provision for rental revenue adjustments of $1.0 million, provision for inventory obsolescence and other inventory losses of $0.5 million, change in fair value of earnout liability of $0.3 million, net loss on disposal of rental equipment and other fixed assets of $0.2 million; partially offset by the net changes in operating assets and liabilities of $6.9 million, $1.5 million increase in deferred tax assets and our net loss of $0.7 million.

Net cash provided by operating activities for the three months ended March 31, 2020 consisted primarily of our non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $4.5 million, provision for sales returns and doubtful accounts of $3.6 million, stock-based compensation expense of $2.8 million, provision for rental revenue adjustments of $0.8 million, and provision for inventory obsolescence and other inventory losses of $0.3 million; partially offset by the net changes in operating assets and liabilities of $8.8 million, our net loss of $1.6 million, change in fair value of the earnout liability of $1.0 million and a $0.2 million increase in deferred tax assets.

Investing activities

Net cash provided by investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net (purchases) maturities of marketable securities.

For the three months ended March 31, 2021, we received $6.1 million in maturities of marketable securities. In addition, we invested $5.2 million in the production and purchase of rental assets and other property, equipment, and intangible assets.

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

For the three months ended March 31, 2021, net cash provided by financing activities consisted of $4.8 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.4 million.

For the three months ended March 31, 2020, net cash provided by financing activities consisted of $1.1 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.2 million.

Sources of funds

Our cash provided by operating activities in the three months ended March 31, 2021 was $2.9 million compared to $0.5 million in the three months ended March 31, 2020. As of March 31, 2021, we had cash and cash equivalents of $220.0 million.

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation and change in fair value of earnout liability. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2021	2020
Net loss	$(732)	$(1,589)
Non-GAAP adjustments:
Interest income	(57)	(552)
Benefit for income taxes	(1,653)	(98)
Depreciation and amortization	5,098	4,462
EBITDA (non-GAAP)	2,656	2,223
Stock-based compensation	2,516	2,784
Change in fair value of earnout liability	265	(952)
Adjusted EBITDA (non-GAAP)	$5,437	$4,055

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2021 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.2 million decline in revenue for the three months ended March 31, 2021. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $220.0 million as of March 31, 2021, which consisted of highly-liquid investments with a maturity of three months or less, and $13.1 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2021 and March 31, 2020. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three months ended March 31, 2021 or March 31, 2020.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended March 31, 2021 and March 31, 2020, sales revenue to our top 10 customers accounted for approximately 33.4% and 32.4%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the three months ended March 31, 2021, and for the three months ended March 31, 2020. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020 and continuing through the first quarter of 2021, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

•

suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the performance or safety of our products, cause delays in supplying of our products to our customers, or result in regulatory enforcement against us or our suppliers;

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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we experienced issues with our suppliers sourcing certain components of our Inogen One G5 product in the fourth quarter of 2019 and the first quarter of 2020, which may recur in the future, and which led to orders not being filled in a timely manner. We were not able to obtain sufficient quantities of the required component and could not validate an alternative component in a timely manner. Therefore, we were required to delay manufacturing until additional supplies became available. In addition, we have seen supply chain challenges tied to the COVID-19 pandemic and related PHE in printed circuit boards, corrugated boxes, aluminum machined parts, plastic molded parts, and batteries. While we have been able to coordinate with our suppliers to minimize disruption to our business, we may not be able to do so in the future. We may also face similar situations in the future and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. Recently, the U.S. Food and Drug Administration (FDA) released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing during the COVID-19 PHE that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products and develop new innovative products. Product development requires significant financial, technological and other resources. While we expended $4.0 million and $3.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV, the newly acquired technology from New Aera, Inc. (New Aera), through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including the TAV, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, including the TAV, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed. In particular, it is uncertain if the current TAV product acquired from New Aera, will be reimbursable in its current configuration under Healthcare Common Procedure Coding System (HCPCS) code E0466. As discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q, in September 2020, we filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of HHS, in his official capacity, Seema Verma, Administrator of Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s TAV, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick TAV and similar devices constitutes a violation of the procedural right provided under the Social Security Act, and Inogen’s due process rights. If we do not receive revised coding, it could limit this product’s adoption by HME providers and also our direct rentals and could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with public health threats and epidemics, including the COVID-19 pandemic and related PHE.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, total business-to-business demand declined in the second quarter of 2020 continuing through the first quarter of 2021 due to physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs and temporary reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain European markets due to the COVID-19 pandemic and related PHE. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions has adversely effected our operating results and could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements. In addition, new variants of COVID-19 could prove to be deadlier or more transmittable, or the developed vaccines may be ineffective versus these new variants, which could negatively impact our business and financial results.

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

While we have received funding from programs enacted under the CARES Act, due to the enactment of the CARES Act and related legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic and related PHE continues to evolve. HHS is still issuing additional guidance to providers and suppliers regarding the terms and conditions associated with the implementation of the CARES Act Provider Relief Fund. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We will continue to assess the potential impact of the COVID-19 pandemic and related PHE and government responses to the pandemic on our business, results of operations, financial condition and cash flows.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 9.8% as of March 31, 2021 and 19.5% as of March 31, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy and other durable medical equipment. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020 included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act and the Consolidated Appropriations Act of 2021 also included a temporary pause of the 2% Medicare sequestration reduction that went into effect in 2013. The CARES Act implemented the relief effective May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. In addition, the CARES Act established a provider relief fund of $100 billion, of which $30 billion was distributed on April 10, 2020, for Medicare providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE, and as a Medicare supplier we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provides additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion is additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which is in addition to the $100 billion approved in the CARES Act.

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

•

CMS also issued a proposed rule on November 4, 2020 (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and budget neutrality adjustments, as outlined above.

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expect this rule to be finalized in the first half of 2021. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.

•

In April 2021, CMS announced a delay of the 2018 IFR final rule (CMS-1687-RCN) and the 2020 DMEPOS proposed rule (CMS-1738-P discussed above). CMS is required to publish a final rule no later than three years after the publication of a proposed or interim final rule, except under exceptional circumstances. The 2018 IFR that resumed the 50/50 blended rates in rural areas between June and December 2018 was published on May 11, 2018. In accordance with the requirement, CMS is required to publish the final rule to the 2018 IFR by May 11, 2021, but CMS announced that there will be a delay in the final rule publication, and they extended the 2018 IFR until May 11, 2022. In addition, in the 2020 DMEPOS proposed rule, CMS stated that they solicited comments on the 2018 IFR, but have not yet responded to the comments received, and will do so in the final rule, expected to be published by May 11, 2022.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2021 and March 31, 2020, approximately 83.9% and 78.2%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments, but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

CMS also issued a proposed rule on November 4, 2020 (CMS-1738-P) to establish payment amounts going forward for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the PHE, except for budget neutrality adjustments that typically occur annually each January but have not yet been announced.

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expected this rule to be finalized in the first half of 2021. This may be delayed due to the fact that on April 26, 2021, CMS published a notice stating that the Biden Administration published a “Regulatory Freeze Pending Review” memorandum advising all agencies, unless otherwise excepted by the Director of Office of Management and Budget, not to issue any rule until an appointee by the new Administration reviews and approves the rule. Pending this review and approval, CMS is continuing the rules already in effect until May 11, 2022. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the average payment amounts in these regions for POCS (codes E1390 and E1392) would have been $157.60, which is significantly higher than the $110.07 per month being paid as of January 1, 2021.

In addition to regional pricing, CMS imposed different pricing on “frontier states” and rural areas. CMS defines frontier states as states where more than 50% of the counties in the state have a population density of 6 people or less per square mile and rural states are defined as states where more than 50% of the population lives in rural areas per census data. Current frontier states include MT, ND, SD and WY; rural states include ME, MS, VT and WV; and non-contiguous United States areas include AK, HI, Guam and Puerto Rico. Effective June 1, 2018, for frontier and rural states, frontier and rural zip codes in non-frontier/rural states and non-contiguous United States areas, the single payment amount will be the 50/50 blended reimbursement rates based on an average of the pre-competitive reimbursement bidding rates and the current average reimbursement rates to account for higher servicing costs in these areas. We estimate that approximately 20% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021 were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $136.24 for HCPCS code E1390 and $44.69 for HCPCS code E1392, which were increased to $136.84 and $44.99, respectively. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act.  See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021 (retroactively revised March 1, 2021)	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021 were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $103.18 for HCPCS code E1390 and $39.62 for HCPCS code E1392, which were increased to $104.07 and $40.06, respectively. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2021.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

In April 2021, CMS announced a delay of the 2018 IFR final rule (CMS-1687-RCN) and the 2020 DMEPOS proposed rule (CMS-1738-P discussed above). CMS is required to publish a final rule no later than three years after the publication of a proposed or interim final rule, except under exceptional circumstances. The 2018 IFR that resumed the 50/50 blended rates in rural areas between June and December 2018 was published on May 11, 2018. In accordance with the requirement, CMS is required to publish the final rule to the 2018 IFR by May 11, 2021, but CMS announced that there will be a delay in the final rule publication, and they extended the 2018 IFR until May 11, 2022. In addition, in the 2020 DMEPOS proposed rule, CMS stated that they solicited comments on the 2018 IFR, but have not yet responded to the comments received, and will do so in the final rule, expected to be published by May 11, 2022.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the three months ended March 31, 2021 and 4.7% in the three months ended March 31, 2020.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of March 31, 2021 and March 31, 2020. Our capped patients as a percentage of total patients on service was approximately 9.8% as of March 31, 2021 and 19.5% as of March 31, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and the December stimulus bill temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. Although the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, extended the suspension period of the sequestration to March 31, 2021, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2021 and March 31, 2020, approximately 11.3% and 6.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. In 2018, 2019, 2020 and the three months ended March 31, 2021, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2021. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

Going forward, we plan to hire additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 pandemic and related PHE, it was also down at year-end 2020 compared to year-end 2019 and continued down in the first quarter of 2021 compared to year-end 2020. Our growth expectations in direct-to-consumer sales are lower given the slowdown of hiring new sales representatives that has not offset sales representative attrition and the COVID-19 pandemic and related PHE that has lowered sales representative productivity. In addition, our growth expectations have been impacted by lower consumer travel and consumer confidence as a result of the COVID-19 pandemic and related PHE. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 pandemic and related PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations.

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

We also experienced increased demand for our products towards the end of the first quarter of 2020 and towards the end of the fourth quarter of 2020 and in the first quarter of 2021, since physicians may prescribe supplemental oxygen as a treatment for COVID-19. As a result, in these periods we saw increased demand for our products for applicable patients who may be treated in the home instead of an acute hospital setting. This demand is mostly being filled through our HME provider partners, who work closely with hospitals to discharge patients into a home treatment program. If this demand increase resumes and we cannot meet this demand, we may lose market share to competitors or lose customers, which may negatively affect our financial conditions and results of operations. In addition, even if we are able to meet any such increased demand, such an increase in business-to-business sales mix may negatively impact our gross margin as HME provider purchases have a significantly lower average selling price than direct-to-consumer purchases.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $10.4 million and $8.1 million, respectively, as of March 31, 2021, and two customers each with an accounts receivable balance of $8.4 million and $7.0 million, respectively, as of December 31, 2020. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2021,and March 31, 2020, approximately 18.1% and 22.7%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2021 and March 31, 2020, we experienced net foreign currency losses of $0.3 million and $0.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes in our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, and our Executive Vice President, Chief Commercial Officer, George Parr, joined us in April 2021. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

Following the GDPR, a number of states in the U.S. have introduced bills, which, if passed, would impose operational requirements on U.S. companies similar to the requirements reflected in the GDPR. In 2018, California passed the California Consumer Privacy Act (CCPA) and in 2021, Virginia passed the Consumer Data Protection Act (CDPA), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA and CDPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced significant privacy bills and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. Once the sequestration reduction is reinstated, this could adversely affect our financial condition and results of operations.

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

The FDA issued a new Final Guidance titled Enforcement Policy for Ventilators and Accessories and Other Respiratory Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency (PHE) in March 2020. The intent of the guidance is to help address the urgent COVID-19 PHE. It may expand the availability of devices that support patients with respiratory insufficiency due to COVID-19. The guidance allows certain modifications to applicable FDA-cleared respiratory devices without requiring compliance with the pre-market requirements such as submitting a new 510(k). Manufacturers must ensure the device is safe and effective prior to placing the modified device on the market. This guidance and any future guidance or enforcement policy be the FDA may introduce new competitive products that could compete with our products with an easier regulatory pathway which could harm our business, financial condition and results of operations. If Inogen uses this guidance to commercialize devices that do not have the FDA clearance, these products will have to go through FDA 510(k) clearance in the future, and may not be granted such clearance, which would mean we would have to withdraw these products from the market when the FDA terminates or revokes such guidance or enforcement policy, which could harm our business, financial condition and results of operations.

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

Approximately 18.1% and 22.7% of our total revenue was from sales outside of the United States for the three months ended March 31, 2021 and March 31, 2020, respectively. We sell our products in 58 countries outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

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

If the FDA disagrees with us that certain of our data collection and analysis methods do not constitute clinical trials, our business may be harmed.

We gather and analyze certain de-identified retrospective patient data as part of our product development and improvement. We believe that these data collection methods do not constitute clinical trials and, therefore, typically do not pursue or obtain regulatory permission from the FDA or institutional review boards (IRBs) before collecting or analyzing such data. If the FDA disagrees with our interpretation, we may be subject to regulatory enforcement including warning letters, fines, injunctions, consent decrees and civil penalties. In addition, we may be required to collect these types of data under the clinical trial regulatory framework.

Clinical development is a long, expensive, and uncertain process and is subject to delays and the risk that products may ultimately prove unsafe or ineffective in treating the indications for which they are designed. Completion of clinical trials may take several years or more. We may experience numerous unforeseen events in relation to a clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products or modifications of existing products, including new indications for existing products, including:

•	delays or failure in obtaining approval of our clinical trial protocols from the FDA, other regulatory authorities, or IRBs;
•

we, the applicable IRBs, the Data Safety Monitoring Board for such trial, or the FDA or other applicable regulatory authorities may require that we or our investigators suspend or terminate our data collection for various reasons, including, among others (i) failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (GCP), regulations, or our clinical protocols, (ii) by the FDA or other applicable regulatory authority resulting in the imposition of a clinical hold, or (iii) lack of adequate patient informed consent; and

•

delays if the FDA concludes that our financial relationships with our data collection partners result in a perceived or actual conflict of interest that may have affected the interpretation or integrity of the data collected. If these relationships and any related compensation to or ownership interest by our data collection partners carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the data, the integrity of the data collected or analyzed may be questioned and the utility of the data itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

Any delays in completing our data collection and analysis will increase our costs, slow down our product development and regulatory authorization process and jeopardize our ability to commence sales and generate associated revenue with respect to the applicable product. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

As of March 31, 2021, we have twenty-nine pending U.S. and international patent applications, forty-four issued U.S. patents, and sixteen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our non-invasive ventilator, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy or non-invasive ventilation therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Our competitors hold a significant number of patents relating to respiratory therapy devices and products. Third parties have in the past asserted and may in the future assert that we are employing their proprietary technology without authorization. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement of a patent assigned to Breathe, that inventorship was incorrectly assigned and that Breathe has rights to certain patents filed by New Aera, Inc. and Silverbow Development LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California Business and Professional Code section 17200. While we settled our lawsuit with Breathe in January 2021, if we fail in defending against lawsuits or claims brought against us in the future, we could be subject to substantial monetary damages, injunctive relief, and loss of valuable intellectual property rights, and we cannot predict the outcome of any lawsuit. An adverse determination or protracted defense costs of such lawsuits could have a material effect on our business and operating results.

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

Some of our employees and consultants, including employees who joined us following our acquisition of New Aera, were previously employed by or contracted with other medical device companies focused on the development of oxygen therapy and non-invasive ventilation products, including our competitors. We may be subject to claims that these employees or agents have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. For example, Breathe Technologies, Inc. (Breathe), a subsidiary of Hill-Rom Holdings, filed a lawsuit against us, New Aera, Inc., Silverbow Development, LLC, and one of our employees on November 21, 2019 in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, willful infringement on certain patents, declared that inventorship was incorrectly assigned and their rights to certain patents filed by New Aera, Inc. and Silverbow Development, LLC, breach of contract, inducing breach of contract, interference with contract, and violation of California Business and Professional Code section 17200. While we settled our lawsuit with Breathe, if we fail in defending against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and may be enjoined from using valuable technology in our products. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

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

As of March 31, 2021, one holder of approximately 2.7 million shares, or approximately 12.3% of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 64.8% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2021 and March 31, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021	8-K	10.1	01/25/21

10.2	Transition Agreement and Release by and between the Company and Scott Wilkinson, dated January 22, 2021	10-K	10.39	02/24/21

10.3	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021	10-K	10.40	02/24/21

10.4	Transition Agreement and Release by and between the Company and Arron Retterer, dated April 5, 2021	8-K	10.1	04/07/21

10.5	Transition Agreement and Release by and between the Company and Byron Myers, dated April 5, 2021	8-K	10.2	04/07/21

10.6	Employment and Severance Agreement between the Company and George Parr, dated April 12, 2021	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 4, 2021	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 4, 2021	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Secretary and Treasurer (Principal Financial and Accounting Officer)