Form 10-Q
period 2021-06-30
Inogen Inc
filed 2021-08-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 22,610,929 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$238,850	$211,962
Marketable securities	11,106	19,257
Accounts receivable, net	36,946	29,717
Inventories, net	27,225	24,815
Income tax receivable	1,982	2,048
Prepaid expenses and other current assets	11,457	17,898
Total current assets	327,566	305,697
Property and equipment
Rental equipment, net	52,507	46,953
Manufacturing equipment and tooling	10,903	10,361
Computer equipment and software	7,911	7,356
Furniture and equipment	3,016	2,293
Leasehold improvements	5,004	4,592
Land and building	125	125
Construction in process	3,512	2,344
Total property and equipment	82,978	74,024
Less accumulated depreciation	(48,948)	(45,794)
Property and equipment, net	34,030	28,230
Goodwill	33,085	33,165
Intangible assets, net	64,424	68,797
Operating lease right-of-use asset	26,637	8,827
Deferred tax asset - noncurrent	9,171	14,467
Other assets	3,261	2,669
Total assets	$498,174	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$31,543	$33,712
Accrued payroll	12,108	7,091
Warranty reserve - current	6,210	5,740
Operating lease liability - current	3,562	1,931
Deferred revenue - current	8,013	6,994
Income tax payable	404	1,242
Total current liabilities	61,840	56,710
Long-term liabilities
Warranty reserve - noncurrent	9,128	8,654
Operating lease liability - noncurrent	24,911	8,078
Earnout liability - noncurrent	19,165	26,940
Deferred revenue - noncurrent	12,189	11,822
Deferred tax liability - noncurrent	25	25
Total liabilities	127,258	112,229
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,578,696 and 22,131,447 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	23	22
Additional paid-in capital	289,615	273,521
Retained earnings	79,975	75,605
Accumulated other comprehensive income	1,303	475
Total stockholders' equity	370,916	349,623
Total liabilities and stockholders' equity	$498,174	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Sales revenue	$90,304	$65,612	$167,385	$148,752
Rental revenue	11,259	6,079	21,110	11,428
Total revenue	101,563	71,691	188,495	160,180
Cost of revenue
Cost of sales revenue	46,565	36,082	89,200	83,200
Cost of rental revenue, including depreciation of $2,054 and $1,221, for the three months ended and $3,942 and $2,520 for the six months ended, respectively	4,663	2,860	9,087	5,865
Total cost of revenue	51,228	38,942	98,287	89,065
Gross profit
Gross profit-sales revenue	43,739	29,530	78,185	65,552
Gross profit-rental revenue	6,596	3,219	12,023	5,563
Total gross profit	50,335	32,749	90,208	71,115
Operating expense
Research and development	4,123	3,290	8,138	6,895
Sales and marketing	29,317	22,086	54,808	49,249
General and administrative	5,224	9,724	17,723	19,501
Total operating expense	38,664	35,100	80,669	75,645
Income (loss) from operations	11,671	(2,351)	9,539	(4,530)
Other income (expense)
Interest income	29	176	86	728
Other income (expense)	304	5,700	(6)	5,640
Total other income, net	333	5,876	80	6,368
Income before provision for income taxes	12,004	3,525	9,619	1,838
Provision for income taxes	6,902	945	5,249	847
Net income	5,102	2,580	4,370	991
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	123	178	(334)	20
Change in net unrealized gains (losses) on foreign currency hedging	390	(417)	1,534	244
Less: reclassification adjustment for net (gains) losses included in net income	(132)	134	(373)	146
Total net change in unrealized gains (losses) on foreign currency hedging	258	(283)	1,161	390
Change in net unrealized gains (losses) on marketable securities	(3)	1	1	(5)
Total other comprehensive income (loss), net of tax	378	(104)	828	405
Comprehensive income	$5,480	$2,476	$5,198	$1,396

Basic net income per share attributable to common stockholders (Note 6)	$0.23	$0.12	$0.20	$0.05
Diluted net income per share attributable to common stockholders (Note 6)	$0.22	$0.12	$0.19	$0.04
Weighted-average number of shares used in calculating net income per share attributable to common stockholders:
Basic common shares	22,444,246	21,963,472	22,313,546	21,939,919
Diluted common shares	22,874,321	22,221,356	22,734,079	22,229,744

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2021 and June 30, 2020
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, March 31, 2020	22,044,527	$22	$267,011	$79,845	$422	$347,300
Stock-based compensation	—	—	1,277	—	—	1,277
Vesting of restricted stock units	20,049	—	(4)	—	—	(4)
Shares withheld related to net restricted stock settlement	(1,605)	—	(61)	—	—	(61)
Stock options exercised	2,990	—	126	—	—	126
Net income	—	—	—	2,580	—	2,580
Other comprehensive loss	—	—	—	—	(104)	(104)
Balance, June 30, 2020	22,065,961	$22	$268,349	$82,425	$318	$351,114

Balance, March 31, 2021	22,385,794	$22	$280,464	$74,873	$925	$356,284
Stock-based compensation	—	—	3,239	—	—	3,239
Employee stock purchases	—	—	—	—	—	—
Restricted stock awards issued, net of forfeitures	(19,835)	—	—	—	—	—
Vesting of restricted stock units	42,804	—	(82)	—	—	(82)
Shares withheld related to net restricted stock settlement	(1,615)	—	(97)	—	—	(97)
Stock options exercised	171,548	1	6,091	—	—	6,092
Net income	—	—	—	5,102	—	5,102
Other comprehensive income	—	—	—	—	378	378
Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916

	Six months ended June 30, 2021 and June 30, 2020
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	4,061	—	—	4,061
Employee stock purchases	27,954	—	1,088	—	—	1,088
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	30,216	—	(11)	—	—	(11)
Shares withheld related to net restricted stock settlement	(5,214)	—	(227)	—	—	(227)
Stock options exercised	9,324	—	186	—	—	186
Net income	—	—	—	991	—	991
Other comprehensive income	—	—	—	—	405	405
Balance, June 30, 2020	22,065,961	$22	$268,349	$82,425	$318	$351,114

Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	5,755	—	—	5,755
Employee stock purchases	37,699	—	927	—	—	927
Restricted stock awards issued, net of forfeitures	(41,344)	—	—	—	—	—
Vesting of restricted stock units	76,921	—	(357)	—	—	(357)
Shares withheld related to net restricted stock settlement	(3,328)	—	(188)	—	—	(188)
Stock options exercised	377,301	1	9,957	—	—	9,958
Net income	—	—	—	4,370	—	4,370
Other comprehensive income	—	—	—	—	828	828
Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$4,370	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,339	8,942
Loss on rental units and other fixed assets	601	279
Gain on sale of former rental assets	(40)	(74)
Provision for sales revenue returns and doubtful accounts	5,266	5,694
Provision for rental revenue adjustments	2,065	1,548
Provision for inventory losses	888	626
Stock-based compensation expense	5,755	4,061
Deferred income taxes	5,297	684
Change in fair value of earnout liability	(7,775)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(14,691)	(1,399)
Inventories	(4,644)	(3,327)
Income tax receivable	66	(8)
Prepaid expenses and other current assets	6,447	(6,385)
Operating lease right-of-use asset	(17,811)	(3,599)
Other noncurrent assets	68	1,509
Accounts payable and accrued expenses	(1,071)	(1,124)
Accrued payroll	5,021	190
Warranty reserve	944	1,237
Deferred revenue	1,386	282
Income tax payable	(817)	163
Operating lease liability	18,465	3,800
Net cash provided by operating activities	20,129	14,070
Cash flows from investing activities
Purchases of marketable securities	—	(4,554)
Maturities of marketable securities	8,152	11,057
Investment in intangible assets	(101)	(215)
Investment in property and equipment	(3,594)	(2,329)
Production and purchase of rental equipment	(7,957)	(3,227)
Proceeds from sale of former assets	78	119
Net cash (used in) provided by investing activities	(3,422)	851

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from financing activities
Proceeds from stock options exercised	9,958	186
Proceeds from employee stock purchases	927	1,088
Payment of employment taxes related to release of restricted stock	(545)	(238)
Net cash provided by financing activities	10,340	1,036
Effect of exchange rates on cash	(159)	92
Net increase in cash and cash equivalents	26,888	16,049
Cash and cash equivalents, beginning of period	211,962	198,037
Cash and cash equivalents, end of period	$238,850	$214,086

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$1,057	$132
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	68	146

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 1,080,000 of its Inogen oxygen concentrators as of June 30, 2021.

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

The results of operations for the three months and six months ended June 30, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2021. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2021. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2021.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$57,496	$—	$57,496	$57,496	$—
Level 1:
Money market accounts	181,354	—	181,354	181,354	—

Level 2:
Corporate bonds	3,499	1	3,500	—	3,500
U.S. Treasury securities	4,054	—	4,054	—	4,054
Agency mortgage-backed securities	3,552	—	3,552	—	3,552
Total	$249,955	$1	$249,956	$238,850	$11,106

	As of December 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$52,812	$—	$52,812	$52,812	$—
Level 1:
Money market accounts	159,150	—	159,150	159,150	—

Level 2:
Corporate bonds	11,549	(1)	11,548	—	11,548
U.S. Treasury securities	4,107	—	4,107	—	4,107
Agency mortgage-backed securities	3,601	1	3,602	—	3,602
Total	$231,219	$—	$231,219	$211,962	$19,257

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $774 and a related payable $863 as of June 30, 2021 and December 31, 2020, respectively.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2020	$1,128	$—	$(653)	$475
Other comprehensive income (loss)	(334)	1	1,161	828
Balance as of June 30, 2021	$794	$1	$508	$1,303

Comprehensive income is the total net earnings and all other non-owner changes in equity. Except for net income and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as other comprehensive income (loss).

Earnout liability

The Company has obligations to pay up to $31,400 in earnout payments in cash if certain future financial results are met. The earnout liability was valued using Level 3 inputs. The fair value of the earnout was determined by employing a Monte Carlo simulation in a risk-neutral framework. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted-average cost of capital (WACC) less the long-term risk-free rate. The earnout period for recognized revenue is each calendar year beginning with calendar year 2019 and ending on the calendar year in which the earnout consideration equals the earnout cap.

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of June 30, 2021 and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement:

	As of	As of
Simulation input	June 30, 2021	December 31, 2020
Revenue volatility	25.00%	35.00%
WACC	12.50%	12.00%
20-year risk free rate	2.00%	1.45%
Market price of risk	6.00%	8.00%

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Balance at beginning of period	$27,877	$27,612
Change in fair value	(8,082)	(7,817)
Balance at end of period	$19,795	$19,795

The Company included $630 and $672 of preacquisition loss recoveries that can be withheld from any earnout amounts payable in the earnout liability as of June 30, 2021 and December 31, 2020, respectively.

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

Cash, cash equivalents, and marketable securities consist of the following:

	June 30,	December 31,
Cash and cash equivalents	2021	2020
Cash	$57,496	$52,812
Money market accounts	181,354	159,150
Total cash and cash equivalents	$238,850	$211,962
Marketable securities
Corporate bonds	$3,500	$11,548
U.S. Treasury securities	4,054	4,107
Agency mortgage-backed securities	3,552	3,602
Total marketable securities	$11,106	$19,257

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

As of June 30, 2021 and December 31, 2020, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $785 and $459, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Gross accounts receivable balance concentrations by major category as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
Gross accounts receivable	2021	2020
Rental (1)	$5,333	$4,190
Business-to-business and other receivables (2)	33,144	26,717
Total gross accounts receivable	$38,477	$30,907

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
Net accounts receivable	2021	2020
Rental (1)	$4,813	$3,794
Business-to-business and other receivables (2)	32,133	25,923
Total net accounts receivable	$36,946	$29,717

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $7,800 and $7,044 as of June 30, 2021 and December 31, 2020, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of June 30, 2021 and December 31, 2020 for this customer with a $400 deductible and 10% retention.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables set forth the accounts receivable allowances as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
Allowances - accounts receivable	2021	2020
Doubtful accounts	$47	$52
Rental revenue adjustments	520	396
Sales returns	964	742
Total allowances - accounts receivable	$1,531	$1,190

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2021 and for the six months ended June 30, 2020. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $10,309 and $7,800, respectively, as of June 30, 2021, and $8,417 and $7,044, respectively, as of December 31, 2020.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2021, the Company’s three major vendors accounted for 16.3%, 14.1% and 11.7%, respectively, of total raw material purchases. For the six months ended June 30, 2020, the Company’s three major vendors accounted for 21.4%, 10.6% and 10.4%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 67.4% and 77.2% of the non-U.S. revenue for the three months ended June 30, 2021 and June 30, 2020, respectively, were invoiced in Euros. Approximately 72.4% and 72.2% of the non-U.S. revenue for the six months ended June 30, 2021 and June 30, 2020, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2021 and June 30, 2020, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. revenue	$79,740	$57,817	$150,952	$126,223
Non-U.S. revenue	21,823	13,874	37,543	33,957
Total revenue	$101,563	$71,691	$188,495	$160,180

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,814 and $1,153 as of June 30, 2021 and December 31, 2020, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the six months ended June 30, 2021 and June 30, 2020, $706 and $1,193, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Raw materials and work-in-progress	$22,348	$22,318
Finished goods	6,480	3,743
Less: reserves	(1,603)	(1,246)
Inventories, net	$27,225	$24,815

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $739 and $598 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $1,674 and $1,123 for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rental equipment	$2,054	$1,221	$3,942	$2,520
Other property and equipment	984	1,009	1,930	1,930
Total depreciation and amortization	$3,038	$2,230	$5,872	$4,450

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
Property and equipment	2021	2020
Rental equipment, net of allowances of $955 and $575, respectively	$52,507	$46,953
Other property and equipment	30,471	27,071
Property and equipment	82,978	74,024

Accumulated depreciation
Rental equipment	31,721	30,283
Other property and equipment	17,227	15,511
Accumulated depreciation	48,948	45,794

Property and equipment, net
Rental equipment, net of allowances of $955 and $575, respectively	20,786	16,670
Other property and equipment	13,244	11,560
Property and equipment, net	$34,030	$28,230

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. During the three months ended June 30, 2021, the Company determined that an impairment indicator was present as a result of the court order to dismiss the Company’s preliminary injunction related to the Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit. The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value.  Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. The Company concluded that its definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed. No impairments were recorded as of June 30, 2021 and June 30, 2020.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

Balance as of December 31, 2020	$33,165
Translation adjustment	(80)
Balance as of June 30, 2021	$33,085

As of June 30, 2021, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairments losses related to the Company’s intangible assets as of June 30, 2021 and December 31, 2020.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$14,569	$63,131
Licenses	10	185	179	6
Patents and websites	5	4,488	3,378	1,110
Customer relationships	4	1,425	1,425	—
Commercials	2-3	834	657	177
Total		$84,632	$20,208	$64,424

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$10,684	$67,016
Licenses	10	185	174	11
Patents and websites	5	4,488	3,015	1,473
Customer relationships	4	1,474	1,351	123
Commercials	2-3	733	559	174
Total		$84,580	$15,783	$68,797

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2021
Remaining 6 months of 2021	$4,303
2022	8,469
2023	7,870
2024	7,832
2025	7,784
Thereafter	28,166
$64,424

Current liabilities

Accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$15,560	$12,520
Accrued inventory (in-transit and unvouchered receipts) and trade payables	11,228	9,023
Accrued litigation settlement	—	8,000
Accrued purchasing card liability	3,539	2,468
Accrued franchise, sales and use taxes	484	449
Other accrued expenses	732	1,252
Accounts payable and accrued expenses	$31,543	$33,712

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued bonuses	$4,161	$4
Accrued wages and other payroll related items	4,118	3,796
Accrued vacation	3,071	2,642
Accrued employee stock purchase plan deductions	758	649
Accrued payroll	$12,108	$7,091

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

Rent expense, including short-term lease cost, was $1,105 and $757 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $2,093 and $1,508 for the six months ended June 30, 2021 and June 30, 2020, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2021	2020
Cash paid for operating lease liabilities	$1,206	$1,183
Operating lease cost	1,802	1,344
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	19,340	4,667
Weighted-average remaining lease term	3.0 years	2.9 years
Weighted-average discount rate	3.1%	3.7%

Maturities of lease liabilities due in the 12-month period ending June 30,
2022	$4,149
2023	3,925
2024	3,944
2025	3,050
2026	2,691
Thereafter	13,457
31,216
Less imputed interest	(2,743)
Total lease liabilities	$28,473

Operating lease liability - current	$3,562
Operating lease liability - noncurrent	$24,911
Total lease liabilities	$28,473

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator—basic and diluted:
Net income	$5,102	$2,580	$4,370	$991

Denominator:
Weighted-average common shares - basic common stock (1)	22,444,246	21,963,472	22,313,546	21,939,919
Weighted-average common shares - diluted common stock	22,874,321	22,221,356	22,734,079	22,229,744

Net income per share - basic common stock	$0.23	$0.12	$0.20	$0.05
Net income per share - diluted common stock	$0.22	$0.12	$0.19	$0.04

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	22,444,246	21,963,472	22,313,546	21,939,919
Stock options and other dilutive awards	430,075	257,884	420,533	289,825
Weighted-average common shares - diluted common stock	22,874,321	22,221,356	22,734,079	22,229,744
Shares excluded from diluted weighted-average shares:
Stock options	64,498	476,385	64,498	252,842
Restricted stock units and restricted stock awards	50,203	224,860	63,677	47,870
Shares excluded from diluted weighted-average shares	114,701	701,245	128,175	300,712

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

8. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of June 30, 2021, there are no remaining options to purchase shares of common stock under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2021, options to purchase 86,502 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2021, awards with respect to 896,995 shares of the Company’s common stock were outstanding, and 1,460,709 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans for the six months ended June 30, 2021 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2020	955,479	$0.75-$83.30	$35.49	1.85	$11.81
Exercised	(377,301)	0.75-46.66	26.39
Outstanding as of June 30, 2021	578,178	0.81-83.30	41.43	1.73	25.77
Vested and exercisable as of June 30, 2021	578,178	0.81-83.30	41.43	1.73	25.77
Vested and expected to vest as of June 30, 2021	578,178	$0.81-$83.30	$41.43	1.73	$25.77

The total intrinsic value of options exercised during the six months ended June 30, 2021 and June 30, 2020 was $11,402 and $269, respectively. As of June 30, 2021, all stock-based compensation expense for options granted under the Plans was recognized.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the six months ended June 30, 2021 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Granted	214,950	88,902	303,852	55.18
Vested	(83,458)	—	(83,458)	49.99
Forfeited/canceled	(62,516)	(69,276)	(131,792)	45.59
Unvested restricted stock units as of June 30, 2021 (1)	314,438	108,084	422,522	$54.42
Unvested and expected to vest restricted stock units outstanding as of June 30, 2021			366,549	$54.43

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Vested	(10,635)	—	(10,635)	92.84
Forfeited/canceled	(13,945)	(27,399)	(41,344)	100.89
Unvested restricted stock awards outstanding as of June 30, 2021 (1)	17,496	5,956	23,452	$84.10
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2021			22,585	$86.72

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2021, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $18,770, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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

As of June 30, 2021, a total of 592,466 shares of common stock were available for sale pursuant to the ESPP.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2021, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2021 and June 30, 2020, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock option plan awards	$—	$184	$—	$709
Restricted stock units and restricted stock awards	3,053	892	5,383	2,975
Employee stock purchase plan	186	201	372	377
Total stock-based compensation expense	$3,239	$1,277	$5,755	$4,061

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

For the three and six months ended June 30, 2021 and June 30, 2020, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$319	$97	$557	$326
Research and development	382	173	680	493
Sales and marketing	668	459	1,280	1,071
General and administrative	1,870	548	3,238	2,171
Total stock-based compensation expense	$3,239	$1,277	$5,755	$4,061

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020; however, matching contributions were reinstated on June 21, 2021. The Company contributed $52 and $459, net of forfeitures, to the 401(k) plan for the six months ended June 30, 2021 and June 30, 2020, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of June 30, 2021, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 6 months of 2021	$168
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$168

Purchase obligations

The Company had approximately $65,100 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2021.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Product warranty liability at beginning of period	$14,394	$12,571
Accruals for warranties issued	5,529	9,462
Adjustments related to preexisting warranties (including changes in estimates)	(530)	(754)
Settlements made (in cash or in kind)	(4,055)	(6,885)
Product warranty liability at end of period	$15,338	$14,394

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the six months ended June 30, 2021 was primarily driven by $3,680 of payments received in advance of satisfying performance obligations, partially offset by $2,814 of revenue recognized that was included in the deferred revenue balances as of December 31, 2020. Deferred revenue related to lifetime warranties was $17,944 and $17,078 as of June 30, 2021 and December 31, 2020, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

Legal proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its sales force, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020; that motion is currently pending. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, Inogen filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s Tidal Assist® Ventilator (TAV®), thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick Tidal Assist Ventilator and similar devices constitutes a violation of the procedural right provided under the Social Security Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights. On June 17, 2021, the United States District Court for the District of Columbia issued an order to deny the Company’s motion for a preliminary injunction and dismissed the complaint stating that the Company had failed to present its claim to CMS and exhaust its administrative remedies. The Company does not intend to appeal the court order or pursue additional alternatives to meet the Medicare reimbursement coding requirements. Therefore, the Company adjusted its recognized revenue estimates for the fair value of the earnout liability and evaluated the relevant long-lived asset grouping for impairment.

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

10. Foreign currency exchange contracts and hedging

As of June 30, 2021 and June 30, 2020, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,353 and $38,516, respectively, and $3,152 and $12,278, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to eighteen months. During the six months ended June 30, 2021 and June 30, 2020, these contracts had, net of tax, unrealized gains of $1,161 and $390, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2021 and June 30, 2020, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of June 30, 2021, the Company had twenty-eight designated hedges and three non-designated hedges. As of June 30, 2020, the Company had five designated hedges and one non-designated hedge.

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
•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS proposed changes to Home Use of Oxygen national coverage determination, and future changes in rental revenue;

•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products, including the integration of TAV technology into our existing products;
•

our expectations of the impact of the COVID-19 pandemic and related PHE on sales, productivity, hiring, media expenditures, physician-based sales team and physician referrals, worldwide demand for oxygen therapies, and our supply chain, including supply constraints and cost inflation related to semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators;

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, South Africa and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and will likely continue to adversely impact our business operations, demand for our products, the manufacture, shipment, or cost of our products, and our financial condition and operating results.

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

However, the COVID-19 pandemic and related PHE adversely impacted our consolidated operating results starting in the second quarter of 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020, which we believe was primarily associated with the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence. Starting in the first quarter of 2021 and continuing into the second quarter of 2021, consumer demand for our products improved, which we believe was due to increased vaccination rates, increased interest in POCs to enable patient mobility, stimulus payments, and increased consumer confidence. While we observed this increase in consumer demand in the first half of 2021, we continue to believe that future shelter-in-place orders, reduced travel, lower consumer confidence, or the impacts of new variants could reduce consumer demand in future periods.

In the business-to-business channel, there have been certain surges in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates. However, overall business-to-business demand has been lower because of the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic. However, in the second quarter of 2021, business-to-business sales improved versus the comparative period in the prior year due to a smaller impact of the COVID-19 pandemic and related PHE as consumer confidence, vaccination rates, and COPD patient referral volumes improved in our core markets of the United States and Europe.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused and may continue to cause reduced demand for our products across all channels due to the global economic environment and reduced regular physician interactions and testing which could lead to a lower rate of diagnosis for long-term oxygen therapy. Additionally, while we planned for sales and marketing expansion in 2021, we have seen lower hiring in our direct-to-consumer sales force primarily due to increased competition for sales professionals in 2021, along with reduced hiring of new sales representatives in 2020 due to the COVID-19 pandemic. The labor shortage trend for sales professionals may continue in the rest of 2021, limiting our ability to grow in future periods.

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

During 2020 and the first and second quarters of 2021, we were able to broadly maintain our operations. We intend to continue to follow government and public health authorities’ guidelines and implement our employee safety measures to help ensure that we are able to continue manufacturing and shipping our products during the COVID-19 pandemic and related PHE. However, the COVID-19 pandemic and related PHE have caused and could continue to cause disruption to our supply chain that could impact our operations, reduce our growth, and increase our cost of goods sold.

For example, we have seen and expect to continue to see higher semiconductor chip demand and reduced semiconductor chip availability in 2021 and into 2022, which have and we expect will continue to impact our ability to produce and sell systems and batteries, which we expect will have an impact on our revenue and profitability in those periods. This semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product as these chips are used across all of our portable oxygen concentrators, in both our batteries and printed circuit boards. We are continuing to work with our OEM partners and exploring other open-market avenues to procure necessary semiconductor chips, but it is a product in extremely high demand, so we expect increasing challenges in terms of supply constraint and pricing inflation moving forward. The acquisition costs for these chips from third parties has trended significantly higher in the third quarter of 2021 than the standard purchase price and is expected to continue to increase for any available supply if and to the extent supply continues to be limited. As a result, we expect these increased costs will increase our cost of goods sold starting in the third quarter of 2021 and continuing until chip supply meets demand. We believe based on our assessment and industry feedback that the supply constraints may continue through the second quarter of 2022. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products, which we expect to negatively impact our total revenue and cost of goods sold during such period. To partially offset these rising costs, we are planning to implement price increases across our products which will be effective as of September 1, 2021.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and physician-based sales teams and increase productivity.  During the year ended December 31, 2020, the number of inside sales representatives decreased to 300 from 329 as of December 31, 2019. In 2021, we expect hiring will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not plan to increase our sales force and instead hope to offset attrition with replacement hiring. We continue to look to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Our rate of hiring increased in the second quarter of 2021, with headcount up slightly as of June 30, 2021 as compared to December 31, 2020. We expect minimal net new hires in the near term due to the size and quality of the candidate pool. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We also plan to expand our physician sales team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 24 sales representatives and 5 support personnel as of December 31, 2020. We believe there was an increased demand in our products in the first half of 2021 as compared to the fourth quarter of 2020 associated with increased vaccination rates of our patient population and the relaxation of closure orders related to the COVID-19 pandemic and related PHE leading to increased ambulation, additional stimulus payments and improving consumer confidence. As a result, we have seen increased demand which led to improved sales representative productivity and increased average revenue per order in the first half of 2021 versus each of the last three quarters of 2020, which saw declines associated with the COVID-19 pandemic and related PHE. Sales representative productivity and average revenue per order increased in the second quarter of 2021 as compared to the second quarter of 2020, when we saw a significant impact to our business associated with the COVID-19 pandemic and related PHE. We plan to continue to monitor the COVID-19 pandemic and related PHE given the relatively short timeframe of these improved results and may adjust our sales plans accordingly.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  We increased marketing efforts to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as patient interest increased, so media and advertising costs increased to $8.7 million in the second quarter of 2021 compared to $7.2 million in the second quarter of 2020. While there was an approximate 18% reduction in average direct-to-consumer sales representatives in the second quarter of 2021 as compared to the same period in the prior year, lead utilization and pricing both increased in the comparative periods as consumer interest and ambulation increased. We plan to increase marketing spend to drive consumer and physician awareness of our products in 2021. To partially offset rising product costs, we are planning to implement price increases across our products which is expected to be effective as of September 1, 2021. We also plan to perform a pricing trial in 2022 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers; however, these may be delayed due to the COVID-19 pandemic and related PHE. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our rental revenues through a dedicated rental intake team.  During the year ended December 31, 2020, we expanded our rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2020 with 34 patient intake representatives and administrative personnel and plan to continue to improve the productivity of the rental intake team in 2021, which we believe will lead to increased patients on service and growth in rental revenue in future periods. In the second quarter of 2021, we saw improved rental intake team productivity compared to the second quarter of 2020. We also have increased focus on rentals from our direct-to-consumer inside and physician-based sales team, which we believe will drive higher rental setups. Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the second quarter of 2021. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has proposed additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below. These proposed changes may reduce the administrative burden and increase patient access to our products.

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

Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there have been surges in demand for oxygen concentrators by our HME providers during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates, domestic business-to-business demand in 2020 was lower because of the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Domestic HME provider demand increased in the fourth quarter of 2020 and the first half of 2021, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases and increased patient ambulation and consumer confidence.

However, in spite of the increased demand, we expect supply constraints associated with the semiconductor chip shortage to continue to limit growth in this channel in the near-term.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a large international market opportunity. In order to take advantage of these international markets, we have built out an infrastructure over the past few years, which includes sales in 58 international countries or overseas regions and a contract manufacturing partner, Foxconn, located in the Czech Republic to support European sales volumes. As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 continuing through the first quarter of 2021 primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand during the second quarter of 2021, which we believe is due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in India associated with the spike in COVID-19 cases in that market. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets. We expect to begin sales in the Chinese market as early as 2022 although this could be delayed due to regulatory clearance delays, other impacts of the COVID-19 pandemic or government actions, by the United States or China that impose barriers or restrictions that would impact our ability to access the Chinese market. Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment exists today. However, growth may also be limited by currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products and expand clinical evidence.  We incurred $14.1 million and $9.4 million in 2020 and 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $4.1 million and $3.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $8.1 million and $6.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively, in research and development costs. We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the short-term. Manufacturing cost for our Inogen One G5 was at parity with our Inogen One G3 starting in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 80% of total domestic POC units sold in the six months ended June 30, 2021, showing the strong demand for this product from both patients and providers.

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

•

Expand our product offerings.  In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2021, and we expect limited contributions to revenue in 2021. The COVID-19 pandemic and related PHE also had an impact on sales of this product in the second quarter of 2020 continuing through the second quarter of 2021, primarily due to lower retail demand. We plan to incorporate the TAV technology directly into our Inogen One POCs and make the TAV product compatible with our Inogen At Home stationary concentrators to continue to advance patient preference and maintain our technology leadership position in the long-term oxygen therapy market. Device modifications to facilitate compatibility may require FDA premarket review before product commercialization.

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

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. We believe that maintaining a single source of supply allows us to control production costs and inventory levels and to manage component quality. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, any reduction or halt in supply from one of these single-source suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended June 30, 2021 and June 30, 2020, approximately 21.5% and 19.3%, respectively, and 19.9% and 21.2% for the six months ended June 30, 2021 and June 30, 2020, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 67.4% and 77.2% of the non-U.S. revenue for the three months ended June 30, 2021 and June 30, 2020, respectively, and 72.4% and 72.2% for the six months ended June 30, 2021 and June 30, 2020, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 58 international countries or overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $101.6 million and $71.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $188.5 million and $160.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in total revenue in the three months and six months ended June 30, 2021 compared to the three months and six months ended June 30, 2020 was primarily due to an increase in direct-to-consumer sales and worldwide business-to-business sales, primarily associated with reduced impact of the COVID-19 pandemic and related PHE, and an increase in rental revenue. We generated net income of $5.1 million and $2.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, $4.4 million and $1.0 million for the six months ended June 30, 2021 and June 30,2020, respectively. We generated Adjusted EBITDA of $12.4 million and $10.0 million in the three months ended June 30, 2021 and June 30, 2020, respectively, and $17.8 million and $14.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of June 30, 2021, our retained earnings were $80.0 million.

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

Our direct-to-consumer sales process involves numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 pandemic and related PHE and we expect that such disruption will continue for the duration of the COVID-19 pandemic and related PHE. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-10% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner, resellers, and charitable organizations who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage or reimbursement rates, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net oxygen therapy patient populations, and is presently being impacted by the COVID-19 pandemic and related PHE. Products are shipped freight on board (FOB) Inogen dock domestically, and based on financial history and profile, businesses may either prepay or receive extended payment terms. Products are shipped both FOB Inogen dock and Delivery Duty Paid (DDP) for certain international shipments depending on the shipper used. DDP shipments are Inogen’s property until title has transferred which is upon duty being paid and delivered to the customer. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 52,400 systems in the three months ended June 30, 2021 and 42,500 systems for the same period in 2020. We sold approximately 101,800 systems in the six months ended June 30, 2021 compared to 95,900 systems for the same period in 2020. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing as well as a Certificate of Medical Necessity for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. However, due to the COVID-19 PHE, CMS has reduced the paperwork requirements for Medicare oxygen therapy patients, as discussed in more detail in the Reimbursement section below, effective in early March 2020. CMS has also proposed additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below, which may reduce the administrative burden and increase patient access to our products.

Rental revenue increased in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, and higher billable patients as a percent of total patients on service. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 while the COVID-19 PHE continues. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended for the duration of the COVID-19 PHE and has been proposed to be extended permanently as part of the proposed rule published on November 4, 2020, which is expected to be finalized by May 11, 2022. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and physician-based sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 37,100 and 26,400 oxygen rental patients as of June 30, 2021 and June 30, 2020, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 11.1% and 8.5% of our total revenue in the three months ended June 30, 2021 and June 30, 2020, respectively, and 11.2% and 7.1% in the six months ended June 30, 2021 and June 30, 2020, respectively. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service, and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended June 30, 2021 and June 30, 2020, approximately 82.5% and 80.0%, respectively, and for the six months ended June 30, 2021 and June 30, 2020, approximately 83.1% and 79.2%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

On April 6, 2020, an Interim Final Rule (IFR) was published in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, is waived. In addition, the administration has issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. However, in July 2020, CMS released a COVID-19 Provider Burden Relief FAQs document that stated that CMS would resume full operations for the prior authorization program for certain DMEPOS effective August 3, 2020.

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

In July 2021, CMS announced a proposed change to the Home Use of Oxygen national coverage determination and proposed removing the national coverage determination for Home Oxygen Use to Treat Cluster Headaches.  If approved, this would allow the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also proposed to expand patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removing the requirements for alternative treatment measures before dispensing of oxygen therapy, and removing the limited list of conditions for which oxygen may be covered to respiratory-related diseases, and allow the physician flexibility to make that determination. In addition, CMS proposes to define exercise more broadly to include functional performance of the patient and to give more flexibility on pulse oximetry readings to reduce racial disparities in care. Lastly, CMS proposed to reduce provider burden by removing the oxygen certificate of medical necessity requirement. CMS is seeking comments to their proposed decisions and will respond to public comments in the final decision memorandum. We believe these proposed changes would both expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we cannot guarantee these changes will be finalized, and do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.1% and 6.8% of our total revenue in the three months ended June 30, 2021 and June 30, 2020, respectively, and 9.3% and 5.6% of our total revenue in the six months ended June 30, 2021 and June 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and six months ended June 30, 2021 and June 30, 2020, respectively. Our capped patients as a percentage of total patients on service was approximately 8.7% as of June 30, 2021 and 17.2% as of June 30, 2020. The decrease in percentage of capped patients in the comparative periods was primarily due to the significant increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 91 contracts as of June 30, 2021. Based on our patient population, we believe at least 42% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years. We also expect the semiconductor chip shortage to negatively impact our total revenue during such period. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily due to higher patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-

consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

We continue to make progress towards reducing the average unit costs of our products as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. However, we have experienced and expect to continue experiencing supply chain disruptions in 2021, primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators. The acquisition costs for these chips from third parties has trended significantly higher in the third quarter of 2021 than the standard purchase price and is expected to continue to increase for any available supply if and to the extent supply continues to be limited.  As a result, we expect these increased costs will increase our cost of goods sold starting in the third quarter of 2021 and continuing until chip supply meets demand. We believe based on our assessment and industry feedback that the supply constraints may continue through the second quarter of 2022. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2020 and the six months ended June 30, 2021, the impact of the Chinese tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2021.

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

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with the New Aera acquisition to incorporate the TAV technology into our oxygen concentrator as well as intangible amortization costs.

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

Sales and marketing expense increased in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily associated with higher personnel-related expense and higher advertising expense. Our average direct-to-consumer sales representative headcount was down approximately 18% in the three months ended June 30, 2021 from the comparative period in the prior year as attrition outpaced hiring, primarily due to increased competition for skilled labor and sales professionals in 2021, along with the reduced hiring of new sales representatives in 2020 due to the COVID-19 pandemic. We continue to look to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Our rate of hiring increased in the second quarter of 2021, with headcount up slightly as of June 30, 2021 as compared to December 31, 2020. We expect minimal net new hires in the near term due to the size and quality of the candidate pool and plan to focus on sales representative efficiencies, including improved sales representative productivity and lead utilization, while we continue to monitor the impact of the COVID-19 pandemic and related PHE. We still expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team which includes our physician-based sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory and clinical affairs, legal, human resources, and information technology (IT) departments as well as facilities costs, sales bad debt expense, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. In addition, general and administrative expense includes changes in the fair value of the New Aera earnout liability, as discussed below.

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We expect general and administrative expense to increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company. Those costs include increases in our regulatory and clinical affairs, legal, accounting, medical billing, human resources, and IT personnel, as well as increases in additional consulting, legal and accounting fees, facilities costs, insurance costs, and board of directors’ compensation.

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

Results of operations

Comparison of three months ended June 30, 2021 and June 30, 2020

Revenue

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$90,304	$65,612	$24,692	37.6%	88.9%	91.5%
Rental revenue	11,259	6,079	5,180	85.2%	11.1%	8.5%
Total revenue	$101,563	$71,691	$29,872	41.7%	100.0%	100.0%

Sales revenue increased $24.7 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 37.6% from the comparable period. The increase was primarily attributable to increased direct-to-consumer sales and increased worldwide business-to-business sales, primarily due to increased consumer demand and the reduced impact of the COVID-19 pandemic and related PHE. We sold approximately 52,400 oxygen systems during the three months ended June 30, 2021 compared to approximately 42,500 oxygen systems sold during the three months ended June 30, 2020, or an increase of 23.3%. The increase in the number of systems sold resulted mainly from an increase in sales in the direct-to-consumer and worldwide business-to-business channels, primarily due to the reduced impact of the COVID-19 pandemic and related PHE.

Rental revenue increased $5.2 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 85.2% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	June 30,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$27,558	$21,564	$5,994	27.8%	27.1%	30.1%
Business-to-business international sales	21,823	13,874	7,949	57.3%	21.5%	19.3%
Direct-to-consumer domestic sales	40,923	30,174	10,749	35.6%	40.3%	42.1%
Direct-to-consumer domestic rentals	11,259	6,079	5,180	85.2%	11.1%	8.5%
Total revenue	$101,563	$71,691	$29,872	41.7%	100.0%	100.0%

Domestic business-to-business sales increased 27.8% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to greater demand for portable oxygen concentrators (POCs) for both traditional long-term oxygen therapy patients and COVID-19 patients upon hospital discharge, as well as higher reseller demand.

International business-to-business sales increased 57.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by improving COVID-19 vaccination rates and increased ambulation of patients in Europe and the increased operational capacity of certain European respiratory assessment centers. In addition, the international business-to-business sales in the second quarter of 2021 included $2.0 million in sales to our distributor in India, versus no sales in the second quarter of 2020. In the three months ended June 30, 2021, sales in Europe as a percentage of total international sales revenue decreased to 81.3% versus 87.2% in the comparative period in 2020.

Domestic direct-to-consumer sales increased 35.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increased demand for POCs due to higher COVID-19 vaccination rates within our patient population and the relaxation of closure orders related to the COVID-19 PHE leading to increased ambulation, and improved consumer confidence. This increased demand was partially offset by lower average inside sales representative headcount, which was down approximately 18.0% from the comparative period primarily due to increased competition for skilled labor and sales professionals in 2021, along with the reduced hiring of new sales representatives in 2020 due to the COVID-19 pandemic.

Domestic direct-to-consumer rentals increased 85.2% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, and increased Medicare reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$46,565	$36,082	$10,483	29.1%	45.8%	50.3%
Cost of rental revenue	4,663	2,860	1,803	63.0%	4.6%	4.0%
Total cost of revenue	$51,228	$38,942	$12,286	31.5%	50.4%	54.3%

Gross profit - sales revenue	$43,739	$29,530	$14,209	48.1%	43.1%	41.2%
Gross profit - rental revenue	6,596	3,219	3,377	104.9%	6.5%	4.5%
Total gross profit	$50,335	$32,749	$17,586	53.7%	49.6%	45.7%

Gross margin percentage - sales revenue	48.4%	45.0%
Gross margin percentage- rental revenue	58.6%	53.0%
Total gross margin percentage	49.6%	45.7%

Cost of sales revenue increased $10.5 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 29.1% from the comparable period. The increase in cost of sales revenue was primarily attributable to increased sales and related bill of material costs, and higher labor and overhead costs per unit and material costs per unit.

Cost of rental revenue increased $1.8 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 63.0% from the comparable period. The increase in cost of rental revenue was primarily attributable to increased rental asset depreciation expense and servicing costs resulting from a 40.5% increase in the number of patients on service. Cost of rental revenue included $2.1 million of rental asset depreciation for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020.

Sales revenue gross margin percentage increased to 48.4% for the three months ended June 30, 2021 from 45.0% for the three months ended June 30, 2020. The increase was primarily related to higher average selling pricings due to an increased mix of domestic direct-to-consumer sales, which have a higher gross margin than our business-to-business sales. These increases were partially offset by higher labor and overhead costs and bill of material costs per unit. Total worldwide business-to-business sales revenue accounted for 54.7% of total sales revenue in the three months ended June 30, 2021 versus 54.0% in the three months ended June 30, 2020.

Rental revenue gross margin percentage increased to 58.6% for the three months ended June 30, 2021 from 53.0% for the three months ended June 30, 2020, primarily due to higher billable patients as a percent of total patients on service and higher Medicare reimbursement rates, partially offset by higher service and depreciation expense per patient on service.

Research and development expense

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$4,123	$3,290	$833	25.3%	4.1%	4.6%

Research and development expense increased $0.8 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 25.3% over the comparable period, primarily due to a $0.7 million increase in personnel-related expense.

Sales and marketing expense

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$29,317	$22,086	$7,231	32.7%	28.9%	30.8%

Sales and marketing expense increased $7.2 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 32.7% from the comparable period, primarily attributable to increases of $4.0 million in personnel-related expense, $1.5 million in advertising costs, $0.8 million in credit card fees, and $0.4 million in other marketing expenses. In the three months ended June 30, 2021, we spent $8.7 million in media and advertising costs versus $7.2 million in the comparative period in 2020.

General and administrative expense

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$5,224	$9,724	$(4,500)	-46.3%	5.1%	13.6%

General and administrative expense decreased $4.5 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or a decrease of 46.3% from the comparable period. The decrease was primarily attributable to a $9.0 million decrease in the change in fair value of the New Aera earnout liability and $1.1 million in lower consulting fees, partially offset by increases of $3.0 million in personnel-related expense, $0.8 million in officer transition costs, $0.6 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE in the comparable period, and $0.5 million in legal fees. The change in fair value of the New Aera earnout liability was a benefit of $8.1 million in the second quarter of 2021 compared to an expense of $0.9 million in the second quarter of 2020. The reduction in fair value of the earnout liability in the second quarter of 2021 was associated with the reduced expected revenue from the TAV technology due to the negative Medicare reimbursement coding outlook based on the recent court decision to dismiss our legal case against CMS with regards to non-invasive ventilation coding.

Other income (expense)

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$29	$176	$(147)	-83.5%	0.0%	0.2%
Other income	304	5,700	(5,396)	-94.7%	0.3%	8.0%
Total other income, net	$333	$5,876	$(5,543)	-94.3%	0.3%	8.2%

Total other income, net decreased $5.5 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or a decrease of 94.3% from the comparable period. The decrease was primarily attributable to $5.6 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE received in the second quarter of 2020 and not received in the second quarter of 2021.

Income tax expense

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Income tax expense	$6,902	$945	$5,957	630.4%	6.8%	1.3%
Effective income tax rate	57.5%	26.8%

Income tax expense increased $6.0 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, primarily resulting from the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Our effective tax rate in the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020, primarily due to the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Net income

	Three months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net income	$5,102	$2,580	$2,522	97.8%	5.0%	3.6%

Net income increased $2.5 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, or an increase of 97.8% from the comparable period. The increase in net income was primarily related to an increase in gross profit and the reduction in the fair value of the New Aera earnout liability, partially offset by higher operating expense.

Comparison of six months ended June 30, 2021 and June 30, 2020

Revenue

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$167,385	$148,752	$18,633	12.5%	88.8%	92.9%
Rental revenue	21,110	11,428	9,682	84.7%	11.2%	7.1%
Total revenue	$188,495	$160,180	$28,315	17.7%	100.0%	100.0%

Sales revenue increased $18.6 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 12.5% from the comparable period. The increase was primarily attributable to increased direct-to-consumer sales and worldwide business-to-business sales, primarily due to increased consumer demand and the reduced impact of the COVID-19 pandemic and related PHE. We sold approximately 101,800 oxygen systems during the six months ended June 30, 2021 compared to approximately 95,900 oxygen systems sold during the six months ended June 30, 2020, or an increase of 6.2%. The increase in the number of systems sold resulted mainly from an increase in sales in the direct-to-consumer and worldwide business-to-business channels, primarily due to the COVID-19 pandemic and related PHE.

Rental revenue increased $9.7 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 84.7% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates.

	Six months ended
(amounts in thousands)	June 30,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$58,301	$49,118	$9,183	18.7%	30.9%	30.7%
Business-to-business international sales	37,543	33,957	3,586	10.6%	19.9%	21.2%
Direct-to-consumer domestic sales	71,541	65,677	5,864	8.9%	38.0%	41.0%
Direct-to-consumer domestic rentals	21,110	11,428	9,682	84.7%	11.2%	7.1%
Total revenue	$188,495	$160,180	$28,315	17.7%	100.0%	100.0%

Domestic business-to-business sales increased 18.7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to increased demand from our HME partners for oxygen concentrators for both traditional long-term oxygen therapy patients and in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge.

International business-to-business sales increased 10.6% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, mostly driven by the reduced impact of the COVID-19 pandemic with increased vaccination rates and increased operating capacity of certain European respiratory assessment centers, and in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge in certain markets with high case rates of COVID-19 like India. In the six months ended June 30, 2021, sales in Europe as a percentage of total international sales revenue decreased to 83.5% versus 85.6% in the comparative period in 2020.

Domestic direct-to-consumer sales increased 8.9% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increased demand for POCs which we believe was primarily due to higher vaccination rates within our patient population and the relaxation of closure orders related to the COVID-19 PHE leading to increased ambulation, additional stimulus payments, and improved consumer confidence. This led to improved sales representative productivity and increased average revenue per order in the comparative periods. This was partially offset by lower average inside sales representative headcount, which was down approximately 18.0% from the comparative period in 2020.

Domestic direct-to-consumer rentals increased 84.7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, and increased Medicare reimbursement rates.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$89,200	$83,200	$6,000	7.2%	47.3%	52.0%
Cost of rental revenue	9,087	5,865	3,222	54.9%	4.8%	3.6%
Total cost of revenue	$98,287	$89,065	$9,222	10.4%	52.1%	55.6%

Gross profit - sales revenue	$78,185	$65,552	$12,633	19.3%	41.5%	40.9%
Gross profit - rental revenue	12,023	5,563	6,460	116.1%	6.4%	3.5%
Total gross profit	$90,208	$71,115	$19,093	26.8%	47.9%	44.4%

Gross margin percentage - sales revenue	46.7%	44.1%
Gross margin percentage- rental revenue	57.0%	48.7%
Total gross margin percentage	47.9%	44.4%

Cost of sales revenue increased $6.0 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 7.2% from the comparable period. The increase in cost of sales revenue was primarily attributable to higher sales and related bill of material costs, and higher labor and overhead per unit and material cost per unit.

Cost of rental revenue increased $3.2 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 54.9% from the comparable period. The increase in cost of rental revenue was primarily attributable to increased rental asset depreciation expense and servicing costs resulting from a 40.5% increase in the number of patients on service. Cost of rental revenue included $3.9 million of rental asset depreciation for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020.

Sales revenue gross margin percentage increased to 46.7% for the six months ended June 30, 2021 from 44.1% for the six months ended June 30, 2020. The increase was primarily related to higher average selling prices due to an increased mix of domestic direct-to-consumer sales, which have a higher gross margin than our business-to-business sales. This increase was partially offset by higher labor and overhead per unit and material cost per unit due to higher component cost in the comparative periods. Total worldwide business-to-business sales revenue accounted for 57.3% of total sales revenue in the six months ended June 30, 2021 versus 55.8% in the six months ended June 30, 2020.

Rental revenue gross margin percentage increased to 57.0% for the six months ended June 30, 2021 from 48.7% for the six months ended June 30, 2020, primarily due to higher billable patients as a percent of total patients on service and higher Medicare reimbursement rates, partially offset by higher service expense per patient on service.

Research and development expense

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$8,138	$6,895	$1,243	18.0%	4.3%	4.3%

Research and development expense increased $1.2 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 18.0% over the comparable period, primarily due to a $0.8 million increase in personnel-related expenses and $0.3 million in product development expenses.

Sales and marketing expense

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$54,808	$49,249	$5,559	11.3%	29.1%	30.7%

Sales and marketing expense increased $5.6 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 11.3% from the comparable period, primarily attributable to an increase of $5.1 million of personnel-related expenses, $0.9 million in credit card fees, and $0.4 million of other marketing expenses, partially offset by a decrease of $0.9 million in media and advertising costs. In the six months ended June 30, 2021, we spent $16.3 million in media and advertising costs versus $17.2 million in the comparative period in 2020.

General and administrative expense

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$17,723	$19,501	$(1,778)	-9.1%	9.4%	12.2%

General and administrative expense decreased $1.8 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or a decrease of 9.1% from the comparable period. The decrease was primarily attributable to a $7.8 million decrease in the change in fair value of the New Aera earnout liability and $1.5 million in lower consulting fees, partially offset by increases of $2.7 million in personnel-related expenses, $2.0 million in CEO transition costs, $0.8 million in officer transition costs, $0.7 million in legal fees, $0.6 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE received in the comparable period, and $0.3 million in dues, fees and licenses.

Other income (expense)

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$86	$728	$(642)	-88.2%	0.0%	0.4%
Other income (expense)	(6)	5,640	(5,646)	-100.1%	0.0%	3.5%
Total other income, net	$80	$6,368	$(6,288)	-98.7%	0.0%	3.9%

Total other income, net decreased $6.3 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or a decrease of 98.7% from the comparable period. The decrease was primarily attributable to $5.6 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE received in the comparable period last year and not received this year, and a decrease of $0.5 million in interest income on marketable securities due to the lower interest rate environment and lower invested balances in marketable securities in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Income tax expense

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Income tax expense	$5,249	$847	$4,402	519.7%	2.8%	0.5%
Effective income tax rate	54.6%	46.1%

Income tax expense increased $4.4 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, primarily resulting from the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Our effective tax rate in the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020, primarily due to the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Net income

	Six months ended
	June 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net income	$4,370	$991	$3,379	341.0%	2.3%	0.6%

Net income increased $3.4 million for the six months ended June 30, 2021 from the six months ended June 30, 2020, or an increase of 341.0% from the comparable period. The increase in net income was primarily related to an increase in gross profit and the reduction in the fair value of the New Aera earnout liability, partially offset by higher operating expense.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2021, we had purchase obligations with outside vendors and suppliers of approximately $65.1 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of June 30, 2021, we had cash and cash equivalents of $238.9 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $11.1 million in available-for-sale corporate bonds, U.S. Treasury securities, and agency mortgage-backed securities, which had maturities greater than three months. For the six months ended June 30, 2021 and June 30, 2020, we received $10.9 million and $1.3 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2021 consisted of capital expenditures of $11.7 million including additional rental equipment, other property, plant and equipment, and intangible assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2021 vs. 2020
Summary of consolidated cash flows	2021	2020	$	%
Cash provided by operating activities	$20,129	$14,070	$6,059	43.1%
Cash (used in) provided by investing activities	(3,422)	851	(4,273)	-502.1%
Cash provided by financing activities	10,340	1,036	9,304	898.1%
Effect of exchange rates on cash	(159)	92	(251)	-272.8%
Net increase in cash and cash equivalents	$26,888	$16,049	$10,839	67.5%

(amounts in thousands)	June 30,	December 31,
Working capital	2021	2020
Cash and cash equivalents	$238,850	$211,962
Marketable securities	11,106	19,257
Accounts receivable, net	36,946	29,717
Inventories, net	27,225	24,815
Income tax receivable	1,982	2,048
Prepaid expenses and other current assets	11,457	17,898
Total current assets	327,566	305,697

Accounts payable and accrued expenses	31,543	33,712
Accrued payroll	12,108	7,091
Warranty reserve – current	6,210	5,740
Operating lease liability – current	3,562	1,931
Deferred revenue – current	8,013	6,994
Income tax payable	404	1,242
Total current liabilities	61,840	56,710

Net working capital	$265,726	$248,987

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the six months ended June 30, 2021 consisted primarily of our net income of $4.4 million as well as non-cash expense items, such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $10.3 million, stock-based compensation expense of $5.8 million, provision for sales returns and doubtful accounts of

$5.3 million, decrease in deferred tax assets of $5.3 million, provision for rental revenue adjustments of $2.1 million, provision for inventory obsolescence and other inventory losses of $0.9 million, and net loss on disposal of rental equipment and other fixed assets of $0.6 million; partially offset by the change in fair value of earnout liability of $7.8 million and net changes in operating assets and liabilities resulting in a net use of cash of $6.6 million.

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

Investing activities

Net cash (used in) provided by investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net maturities of marketable securities.

For the six months ended June 30, 2021, we invested $11.7 million in the production and purchase of rental assets and other property, equipment, and intangible assets, partially offset by $8.2 million we received in maturities of marketable securities.

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

For the six months ended June 30, 2021, net cash provided by financing activities consisted of $10.9 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

For the six months ended June 30, 2020, net cash provided by financing activities consisted of $1.3 million from purchases under our employee stock purchase program and the proceeds received from stock options that were exercised, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.2 million.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2021 was $20.1 million compared to $14.1 million in the six months ended June 30, 2020. As of June 30, 2021, we had cash and cash equivalents of $238.9 million.

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

In evaluating EBITDA and Adjusted EBITDA, we anticipate that in the future we will incur expenses within these categories similar to this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by certain expenses. When evaluating our financial results, EBITDA and Adjusted EBITDA should be considered alongside other financial performance measures, including U.S. GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2021	2020	2021	2020
Net income	$5,102	$2,580	$4,370	$991
Non-GAAP adjustments:
Interest income	(29)	(176)	(86)	(728)
Provision for income taxes	6,902	945	5,249	847
Depreciation and amortization	5,241	4,480	10,339	8,942
EBITDA (non-GAAP)	17,216	7,829	19,872	10,052
Stock-based compensation	3,239	1,277	5,755	4,061
Change in fair value of earnout liability	(8,082)	932	(7,817)	(20)
Adjusted EBITDA (non-GAAP)	$12,373	$10,038	$17,810	$14,093

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2021 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.7 million decline in revenue for the six months ended June 30, 2021. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $238.9 million as of June 30, 2021, which consisted of highly-liquid investments with a maturity of three months or less, and $11.1 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2021 and June 30, 2020. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or six months ended June 30, 2021 or June 30, 2020.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its sales force, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020; that motion is currently pending. The Company intends to vigorously defend itself against these allegations.

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

Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit

On September 21, 2020, the Company filed a lawsuit against defendants, Alex M. Azar, Secretary of the Department of Health and Human Services (HHS), in his official capacity, Seema Verma, Administrator of the Centers for Medicare and Medicaid Services (CMS), in her official capacity and Palmetto GBA, LLC. The lawsuit seeks to invalidate the defendants’ arbitrary and capricious decision to retract a valid HCPCS code to Inogen’s TAV, thereby eliminating reimbursements for the ventilator, in violation of the Administrative Procedures Act (5 U.S.C. §§ 551, et seq.).  Further, CMS’s failure to provide notice and the opportunity to comment on a change in HCPCS code verification for the Sidekick TAV and similar devices constitutes a violation of the procedural right provided under the Social Security Act (42 U.S.C. §§ 1395hh(a)(2)), and Inogen’s due process rights. On June 17, 2021, the United States District Court for the District of Columbia issued an order to deny our motion for a preliminary injunction and dismissed the complaint stating that we had failed to present its claim to CMS and exhaust our administrative remedies. We do not intend to appeal the court order or pursue additional alternatives to meet the Medicare reimbursement coding requirements. Therefore, we adjusted our recognized revenue estimates for the fair value of the earnout liability and evaluated the relevant long-lived asset grouping for impairment.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Resmed, Gas Control Equipment (subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, and Belluscura. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended June 30, 2021 and June 30, 2020, sales revenue to our top 10 customers accounted for approximately 29.8% and 28.5%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the three months ended June 30, 2021 and June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, sales revenue to our top 10 customers accounted for approximately 30.7% and 30.1%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the six months ended June 30, 2021 and June 30, 2020. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020 and continuing through the first quarter of 2021, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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

•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from us or their other customers;
•	our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 pandemic and related PHE;
•	our suppliers or their component sub-suppliers may be unable to meet demands due to global supply chain disruptions;
•	we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in 2021, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators.  This semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. While we have been hard at work to mitigate the impact of this supply shortage, it has and will likely have an increased negative impact our ability to manufacture products as these chips are used across all of our portable oxygen concentrators in its batteries and printed circuit boards.  We are continuing to work with our OEM partners and exploring other open-market avenues to purchase necessary semiconductor chips, but with these products facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward. The acquisition costs for these chips from third parties has trended significantly higher in the third quarter of 2021 than the standard purchase price and is expected to continue to increase for any available supply if and to the extent supply continues to be limited.  As a result, we expect these higher costs will increase our cost of goods sold starting in the third quarter of 2021 and continuing until supply meets demand. We believe based on our assessment and industry feedback that these supply shortages may continue through the second quarter of 2022. While we expect to be supply constrained and unable to meet full customer demand for our products in the interim, we are planning on partially offsetting these rising costs by implementing price increases across our products as of September 1, 2021.

In addition, we have seen supply chain challenges tied to the COVID-19 pandemic and related PHE in printed circuit boards, corrugated boxes, aluminum machined parts, plastic molded parts, and batteries. While we have been able to coordinate with our suppliers to minimize disruption to our business, we may not be able to do so in the future. We may also face similar situations in the future and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. Recently, the FDA released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing during the COVID-19 PHE that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.

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

If we are unable to continue to enhance our existing products and develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $4.1 million and $3.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $8.1 million and $6.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV products acquired from the New Aera acquisition, through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

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
•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 8.7% as of June 30, 2021 and 17.2% as of June 30, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021 for informational purposes only as part of its effort to increase transparency into the DMEPOS Competitive Bidding Program. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.

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

•

In July 2021, CMS announced a proposed change to the Home Use of Oxygen national coverage determination and proposed removing the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. If approved, this would allow the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also proposed to expand patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removing the requirements for alternative treatment measures before dispensing of oxygen therapy, and removing the limited list of conditions for which oxygen may be covered to respiratory-related diseases, and allow the physician flexibility to make that determination. In addition, CMS proposes to define exercise more broadly to include functional performance of the patient and to give more flexibility on pulse oximetry readings to reduce racial disparities in care. Lastly, CMS proposed to reduce provider burden by removing the oxygen certificate of medical necessity requirement. CMS is seeking comments to their proposed decisions and will respond to public comments in the final decision memorandum. We believe these proposed changes would both expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we cannot guarantee these changes will be finalized, and do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended June 30, 2021 and June 30, 2020, approximately 82.5% and 80.0%, respectively, and approximately 83.1% and 79.2% for the six months ended June 30, 2021 and June 30, 2020, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates will be adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

In July 2021, CMS announced a proposed change to the Home Use of Oxygen national coverage determination and proposed removing the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. If approved, this would allow the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also proposed to expand patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removing the requirements for alternative treatment measures before dispensing of oxygen therapy, and removing the limited list of conditions for which oxygen may be covered to respiratory-related diseases, and allow the physician flexibility to make that determination. In addition, CMS proposes to define exercise more broadly to include functional performance of the patient and to give more flexibility on pulse oximetry readings to reduce racial disparities in care. Lastly, CMS proposed to reduce provider burden by removing the oxygen certificate of medical necessity requirement. CMS is seeking comments to their proposed decisions and will respond to public comments in the final decision memorandum. We believe these proposed changes would both expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we cannot guarantee these changes will be finalized, and do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.1% and 6.8% of our total revenue in the three months ended June 30, 2021 and June 30, 2020, respectively, and 9.3% and 5.6% in the six months ended June 30, 2021 and June 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of June 30, 2021 and June 30, 2020. Our capped patients as a percentage of total patients on service was approximately 8.7% and 17.2% as of June 30, 2021 and June 30, 2020, respectively. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended June 30, 2021 and June 30, 2020, approximately 11.1% and 8.5%, respectively, and for the six months ended June 30, 2021 and June 30, 2020, approximately 11.2% and 7.1%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our batteries are sourced from a single source supplier, and sub-components of the battery are also sourced from single source suppliers. While our printed circuit boards are sourced from dual sources, the sub-components of these boards are sourced from single source suppliers. We are experiencing limited availability of certain semiconductor chip components for our Inogen One portable oxygen concentrators in both its batteries and printed circuit boards, and we do not have long-term supply contracts that would guarantee our supply during these periods of higher demand and lower availability of these sub-components. This has led to orders not being filled in a timely manner and is expected to lead to increased costs for components and limited supply availability. Therefore, we were unable to meet full customer demand for our products and expect these supply constraints to continue into the first half of 2022.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. In 2018, 2019, 2020 and the six months ended June 30, 2021, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2021. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

Going forward, we plan to hire additional sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 pandemic and related PHE, it was also down at year-end 2020 compared to year-end 2019. Our rate of hiring increased in the second quarter of 2021, with headcount up slightly as of June 30, 2021 compared to December 31, 2020. In 2021, we expect hiring will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not expect to increase our sales force and instead expect to offset attrition with replacement hiring. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 pandemic and related PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations.

In addition, our sales expansion and productivity improvements for 2021 may continue to be negatively impacted due to the COVID-19 pandemic and related PHE. In connection with the COVID-19 pandemic and related PHE, we expect minimal sales representative headcount additions for the second half of 2021, and we expect the COVID-19 pandemic and related PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our physician-based sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

We also have experienced increased demand for our products in various markets associated with rising rates of COVID-19, since physicians may prescribe supplemental oxygen as a treatment for COVID-19. As a result, in these periods we saw increased demand for our products for applicable patients who may be treated in the home instead of an acute hospital setting. This demand is mostly being filled through our HME provider partners, who work closely with hospitals to discharge patients into a home treatment program. If this demand increase resumes and we cannot meet this demand, we may lose market share to competitors or lose customers, which may negatively affect our financial conditions and results of operations. In addition, even if we are able to meet any such increased demand, such an increase in business-to-business sales mix may negatively impact our gross margin as HME provider purchases have a significantly lower average selling price than direct-to-consumer purchases.

During 2019, we signed leases to expand our facilities located in Richardson, Texas and Goleta, California, which commenced in 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators and perform product repairs, is expected to be sufficient to meet our manufacturing needs provided that these facilities remain operational. However, our anticipated growth may place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019 and completed our integration process. We made certain assumptions relating to the New Aera acquisition, which assumptions may have been inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating costs, and general economic and business conditions that adversely affect the combined company following the acquisition. After integration of New Aera, and partially as a result of the negative litigation outcome in our case against the Department of Health and Human Services, more fully described in Part II, Item 1 “Litigation” above, we believe that our assumptions regarding New Aera will not be fully realized. We believe that there are still many risks associated with the TAV product, including whether we will be able to successfully incorporate TAV into our existing products, what sort of competition there may be for the TAV product, and the other risks identified in this Quarterly Report on Form 10-Q. These unrealized synergies may be beneficial to short-term operating results, but we believe may be harmful to our long-term term operating results.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $10.3 million and $7.8 million, respectively, as of June 30, 2021, and two customers each with an accounts receivable balance of $8.4 million and $7.0 million, respectively, as of December 31, 2020. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the six months ended June 30, 2021,and June 30, 2020, approximately 19.9% and 21.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial results. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2021 and June 30, 2020, we experienced net foreign currency losses of less than $0.1 million and net foreign currency gains of less than $0.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes in our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than fifty-nine countries around the world where we conduct activities and sell our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage.

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

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid, and are likely to be set, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products, as these inflation adjustments are subject to annual approval outside of our control. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs, which we have seen in 2021 as the labor market has tightened and there is increased competition for certain roles. As a result, increases in our operating costs including personnel-related costs could adversely affect our financial condition and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, our Executive Vice President, Chief Commercial Officer, George Parr, joined us in April 2021, our Executive Vice President, Chief Medical Officer, Stanislav Glezer, joined us in June 2021, and our Executive Vice President, General Counsel, Jason Somer, joined us in July 2021. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy market serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as POC penetration increases, (viii) the share of POCs as a percentage of the total oxygen therapy spend, and (ix) the impact of the COVID-19 pandemic and related PHE on our business and our markets generally are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy, or the type of long-term oxygen therapy patients. The COVID-19 pandemic and related PHE may also reduce the number of oxygen therapy patients worldwide due to the higher risk of mortality of elderly patients with existing respiratory diseases if they are exposed to the virus. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

An adverse outcome of a sales and use tax audit or change in U.S. tax laws could have a material adverse effect on our results of operations and financial condition.

We operate in multiple taxing jurisdictions and certain revenue streams may be subject to sales and use tax. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to taxability of our revenue also materially impact our sales and use tax liabilities. The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales of concentrators and accessories may be subject to sales and use tax, in certain other states, but that there are exemptions from sales and use tax in most states. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, but would increase the fiscal year 2030 sequestration cuts. Once the sequestration reduction is reinstated, this could adversely affect our financial condition and results of operations.

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

We are subject to significant regulation by numerous government agencies, including the U.S. Food and Drug Administration, or FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals and such approvals may be revoked or revised if an agency like the FDA believes it necessary.

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

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which, depending on the specific action, could cause the majority of our sales to decline or cease altogether. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices subject to pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), de novo application or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products or do so in a timely fashion.

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

Approximately 21.5% and 19.3% of our total revenue was from sales outside of the United States for the three months ended June 30, 2021 and June 30, 2020, respectively, and 19.9% and 21.2% for the six months ended June 30, 2021 and June 30, 2020, respectively. We sell our products in 58 international countries or overseas regions outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2021 and will replace the existing directives on medical devices in the European Union. After May 2021, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive, may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that fail to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the Medical Device Directive may not be placed on the market in the European Union after May 2024.

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

We sell our products in 58 international countries or overseas regions outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of June 30, 2021, we have twenty-eight pending U.S. and international patent applications, forty-two issued U.S. patents, and seventeen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our TAV product, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, and Switzerland. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, South Africa, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As of June 30, 2021, one holder of approximately 2.1 million shares, or approximately 9.2% of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 60.5% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or six months ended June 30, 2021 and June 30, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Employment and Severance Agreement between the Company and Stanislav Glezer, dated June 21, 2021	Filed herewith

10.2	Employment and Severance Agreement between the Company and Jason M. Somer, dated July 12, 2021	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 4, 2021	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 4, 2021	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Treasurer (Principal Financial and Accounting Officer)