Form 10-Q
period 2021-09-30
Inogen Inc
filed 2021-11-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 22,724,098 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$241,576	$211,962
Marketable securities	3,552	19,257
Accounts receivable, net	32,905	29,717
Inventories, net	31,785	24,815
Income tax receivable	1,787	2,048
Prepaid expenses and other current assets	24,226	17,898
Total current assets	335,831	305,697
Property and equipment
Rental equipment, net	55,612	46,953
Manufacturing equipment and tooling	11,811	10,361
Computer equipment and software	8,375	7,356
Furniture and equipment	3,033	2,293
Leasehold improvements	6,682	4,592
Land and building	125	125
Construction in process	1,826	2,344
Total property and equipment	87,464	74,024
Less accumulated depreciation	(50,398)	(45,794)
Property and equipment, net	37,066	28,230
Goodwill	33,028	33,165
Intangible assets, net	62,299	68,797
Operating lease right-of-use asset	25,830	8,827
Deferred tax asset - noncurrent	15,481	14,467
Other assets	3,322	2,669
Total assets	$512,857	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$29,223	$33,712
Accrued payroll	12,223	7,091
Warranty reserve - current	6,310	5,740
Operating lease liability - current	3,518	1,931
Deferred revenue - current	8,424	6,994
Income tax payable	235	1,242
Total current liabilities	59,933	56,710
Long-term liabilities
Warranty reserve - noncurrent	8,606	8,654
Operating lease liability - noncurrent	24,121	8,078
Earnout liability - noncurrent	17,118	26,940
Deferred revenue - noncurrent	12,135	11,822
Deferred tax liability - noncurrent	24	25
Total liabilities	121,937	112,229
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,721,619 and 22,131,447 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	23	22
Additional paid-in capital	297,097	273,521
Retained earnings	92,149	75,605
Accumulated other comprehensive income	1,651	475
Total stockholders' equity	390,920	349,623
Total liabilities and stockholders' equity	$512,857	$461,852

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Sales revenue	$80,974	$66,809	$248,359	$215,561
Rental revenue	12,131	7,520	33,241	18,948
Total revenue	93,105	74,329	281,600	234,509
Cost of revenue
Cost of sales revenue	40,437	37,714	129,637	120,914
Cost of rental revenue, including depreciation of $2,315 and $1,475, for the three months ended and $6,257 and $3,995 for the nine months ended, respectively	4,981	3,609	14,068	9,474
Total cost of revenue	45,418	41,323	143,705	130,388
Gross profit
Gross profit-sales revenue	40,537	29,095	118,722	94,647
Gross profit-rental revenue	7,150	3,911	19,173	9,474
Total gross profit	47,687	33,006	137,895	104,121
Operating expense
Research and development	3,754	3,511	11,892	10,406
Sales and marketing	28,301	22,882	83,109	72,131
General and administrative	9,258	8,586	26,981	28,087
Total operating expense	41,313	34,979	121,982	110,624
Income (loss) from operations	6,374	(1,973)	15,913	(6,503)
Other income (expense)
Interest income	21	114	107	842
Other income (expense)	(466)	(54)	(472)	5,586
Total other income (expense), net	(445)	60	(365)	6,428
Income (loss) before provision (benefit) for income taxes	5,929	(1,913)	15,548	(75)
Provision (benefit) for income taxes	(6,245)	(214)	(996)	633
Net income (loss)	12,174	(1,699)	16,544	(708)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(251)	385	(585)	405
Change in net unrealized gains (losses) on foreign currency hedging	494	(82)	2,028	162
Less: reclassification adjustment for net (gains) losses included in net income	106	(213)	(267)	(67)
Total net change in unrealized gains (losses) on foreign currency hedging	600	(295)	1,761	95
Change in net unrealized gains (losses) on marketable securities	(1)	(1)	—	(6)
Total other comprehensive income, net of tax	348	89	1,176	494
Comprehensive income (loss)	$12,522	$(1,610)	$17,720	$(214)

Basic net income (loss) per share attributable to common stockholders (Note 6)	$0.54	$(0.08)	$0.74	$(0.03)
Diluted net income (loss) per share attributable to common stockholders (Note 6)	$0.53	$(0.08)	$0.73	$(0.03)
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	22,619,272	21,998,299	22,416,575	21,959,521
Diluted common shares	22,854,229	21,998,299	22,803,355	21,959,521

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2021 and September 30, 2020
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, June 30, 2020	22,065,961	$22	$268,349	$82,425	$318	$351,114
Stock-based compensation	—	—	2,050	—	—	2,050
Employee stock purchases	40,513	—	996	—		996
Vesting of restricted stock units	11,431	—	(3)	—	—	(3)
Shares withheld related to net restricted stock settlement	(1,614)	—	(47)	—	—	(47)
Net loss	—	—	—	(1,699)	—	(1,699)
Other comprehensive income	—	—	—	—	89	89
Balance, September 30, 2020	22,116,291	$22	$271,345	$80,726	$407	$352,500

Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916
Stock-based compensation	—	—	2,792	—	—	2,792
Employee stock purchases	22,600	—	1,021	—	—	1,021
Vesting of restricted stock units	12,131	—	(39)	—	—	(39)
Shares withheld related to net restricted stock settlement	(545)	—	(33)	—	—	(33)
Stock options exercised	108,737	—	3,741	—	—	3,741
Net income	—	—	—	12,174	—	12,174
Other comprehensive income	—	—	—	—	348	348
Balance, September 30, 2021	22,721,619	$23	$297,097	$92,149	$1,651	$390,920

	Nine months ended September 30, 2021 and September 30, 2020
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	6,111	—	—	6,111
Employee stock purchases	68,467	—	2,084	—	—	2,084
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	41,647	—	(14)	—	—	(14)
Shares withheld related to net restricted stock settlement	(6,828)	—	(274)	—	—	(274)
Stock options exercised	9,324	—	186	—	—	186
Net loss	—	—	—	(708)	—	(708)
Other comprehensive income	—	—	—	—	494	494
Balance, September 30, 2020	22,116,291	$22	$271,345	$80,726	$407	$352,500

Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	8,547	—	—	8,547
Employee stock purchases	60,299	—	1,948	—	—	1,948
Restricted stock awards issued, net of forfeitures	(41,344)	—	—	—	—	—
Vesting of restricted stock units	89,052	—	(396)	—	—	(396)
Shares withheld related to net restricted stock settlement	(3,873)	—	(221)	—	—	(221)
Stock options exercised	486,038	1	13,698	—	—	13,699
Net income	—	—	—	16,544	—	16,544
Other comprehensive income	—	—	—	—	1,176	1,176
Balance, September 30, 2021	22,721,619	$23	$297,097	$92,149	$1,651	$390,920

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$16,544	$(708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,861	13,654
Loss on rental units and other fixed assets	952	502
Gain on sale of former rental assets	(59)	(84)
Provision for sales revenue returns and doubtful accounts	8,248	8,341
Provision for rental revenue adjustments	3,543	2,115
Provision for inventory losses	1,452	720
Stock-based compensation expense	8,547	6,111
Deferred income taxes	(1,014)	369
Change in fair value of earnout liability	(9,822)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(15,232)	(7,716)
Inventories	(9,935)	2,597
Income tax receivable	261	(129)
Prepaid expenses and other current assets	(6,323)	(8,695)
Operating lease right-of-use asset	(17,005)	(3,463)
Other noncurrent assets	73	2,105
Accounts payable and accrued expenses	(3,015)	(1,495)
Accrued payroll	5,141	1,017
Warranty reserve	522	1,356
Deferred revenue	1,743	375
Income tax payable	(979)	265
Operating lease liability	17,632	3,744
Net cash provided by operating activities	17,135	20,815
Cash flows from investing activities
Purchases of marketable securities	—	(6,531)
Maturities of marketable securities	15,705	11,057
Investment in intangible assets	(132)	(215)
Investment in property and equipment	(4,807)	(3,352)
Production and purchase of rental equipment	(13,156)	(8,217)
Proceeds from sale of former assets	122	140
Net cash used in investing activities	(2,268)	(7,118)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from financing activities
Proceeds from stock options exercised	13,699	186
Proceeds from employee stock purchases	1,948	2,084
Payment of employment taxes related to release of restricted stock	(617)	(288)
Net cash provided by financing activities	15,030	1,982
Effect of exchange rates on cash	(283)	268
Net increase in cash and cash equivalents	29,614	15,947
Cash and cash equivalents, beginning of period	211,962	198,037
Cash and cash equivalents, end of period	$241,576	$213,984

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$1,284	$158
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	333	32

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

Since adopting the Company’s direct-to-consumer rental strategy in 2009, the Company has directly sold or rented more than 1,131,000 of its Inogen oxygen concentrators as of September 30, 2021.

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

The results of operations for the three months and nine months ended September 30, 2021 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2021. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2021. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2021.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$38,653	$—	$38,653	$38,653	$—
Level 1:
Money market accounts	202,923	—	202,923	202,923	—

Level 2:
Agency mortgage-backed securities	3,552	—	3,552	—	3,552
Total	$245,128	$—	$245,128	$241,576	$3,552

	As of December 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$52,812	$—	$52,812	$52,812	$—
Level 1:
Money market accounts	159,150	—	159,150	159,150	—

Level 2:
Corporate bonds	11,549	(1)	11,548	—	11,548
U.S. Treasury securities	4,107	—	4,107	—	4,107
Agency mortgage-backed securities	3,601	1	3,602	—	3,602
Total	$231,219	$—	$231,219	$211,962	$19,257

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other expense, net in the consolidated statements of comprehensive income (loss). The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $1,536 and a related payable $863 as of September 30, 2021 and December 31, 2020, respectively.

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

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2020	$1,128	$—	$(653)	$475
Other comprehensive income (loss)	(585)	—	1,761	1,176
Balance as of September 30, 2021	$543	$—	$1,108	$1,651

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of September 30, 2021 and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement:

	As of	As of
Simulation input	September 30, 2021	December 31, 2020
Revenue volatility	30.00%	35.00%
WACC	12.50%	12.00%
20-year risk free rate	2.02%	1.45%
Market price of risk	5.00%	8.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Balance at beginning of period	$19,795	$27,612
Change in fair value	(2,052)	(9,869)
Balance at end of period	$17,743	$17,743

The Company included $625 and $672 of preacquisition loss recoveries that can be withheld from any earnout amounts payable in the earnout liability as of September 30, 2021 and December 31, 2020, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Cash, cash equivalents, and marketable securities consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2021	2020
Cash	$38,653	$52,812
Money market accounts	202,923	159,150
Total cash and cash equivalents	$241,576	$211,962
Marketable securities
Corporate bonds	$—	$11,548
U.S. Treasury securities	—	4,107
Agency mortgage-backed securities	3,552	3,602
Total marketable securities	$3,552	$19,257

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

As of September 30, 2021 and December 31, 2020, included in accounts receivable on the consolidated balance sheets were earned but unbilled receivables of $1,400 and $459, respectively. These balances reflect gross unbilled receivables prior to any allowances for adjustments and write-offs. The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of the allowance.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Gross accounts receivable balance concentrations by major category as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
Gross accounts receivable	2021	2020
Rental (1)	$6,368	$4,190
Business-to-business and other receivables (2)	28,284	26,717
Total gross accounts receivable	$34,652	$30,907

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
Net accounts receivable	2021	2020
Rental (1)	$5,417	$3,794
Business-to-business and other receivables (2)	27,488	25,923
Total net accounts receivable	$32,905	$29,717

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)

Business-to-business receivables included one customer with a gross accounts receivable balance of $6,674 and $7,044 as of September 30, 2021 and December 31, 2020, respectively. This customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of September 30, 2021 and December 31, 2020 for this customer with a $400 deductible and 10% retention.

The following tables set forth the accounts receivable allowances as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
Allowances - accounts receivable	2021	2020
Doubtful accounts	$47	$52
Rental revenue adjustments	951	396
Sales returns	749	742
Total allowances - accounts receivable	$1,747	$1,190

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. One single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2021 and for the nine months ended September 30, 2020. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $6,674 and $5,513, respectively, as of September 30, 2021, and $8,417 and $7,044, respectively, as of December 31, 2020.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2021, the Company’s three major vendors accounted for 17.0%, 12.6% and 10.8%, respectively, of total raw material purchases. For the nine months ended September 30, 2020, the Company’s three major vendors accounted for 20.7%, 11.1% and 9.7%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 71.0% and 83.4% of the non-U.S. revenue for the three months ended September 30, 2021 and September 30, 2020, respectively, were invoiced in Euros. Approximately 71.9% and 75.6% of the non-U.S. revenue for the nine months ended September 30, 2021 and September 30, 2020, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S. revenue	$71,271	$59,748	$222,223	$185,971
Non-U.S. revenue	21,834	14,581	59,377	48,538
Total revenue	$93,105	$74,329	$281,600	$234,509

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,879 and $1,153 as of September 30, 2021 and December 31, 2020, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company prepaid for raw materials of $12,126 as of September 30, 2021 that are classified in prepaid expenses and other current assets.  During the nine months ended September 30, 2021 and September 30, 2020, $817 and $1,795, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials and work-in-progress	$25,354	$22,318
Finished goods	8,171	3,743
Less: reserves	(1,740)	(1,246)
Inventories, net	$31,785	$24,815

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $858 and $653 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $2,531 and $1,776 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rental equipment	$2,315	$1,475	$6,257	$3,995
Other property and equipment	1,052	982	2,982	2,912
Total depreciation and amortization	$3,367	$2,457	$9,239	$6,907

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
Property and equipment	2021	2020
Rental equipment, net of allowances of $1,100 and $575, respectively	$55,612	$46,953
Other property and equipment	31,852	27,071
Property and equipment	87,464	74,024

Accumulated depreciation
Rental equipment	32,178	30,283
Other property and equipment	18,220	15,511
Accumulated depreciation	50,398	45,794

Property and equipment, net
Rental equipment, net of allowances of $1,100 and $575, respectively	23,434	16,670
Other property and equipment	13,632	11,560
Property and equipment, net	$37,066	$28,230

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. During the three months ended June 30, 2021, the Company determined that an impairment indicator was present as a result of the court order to dismiss the Company’s preliminary injunction related to the Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit. The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value.  Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. The Company concluded that its definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed. No impairments were recorded as of September 30, 2021 and September 30, 2020.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

Balance as of December 31, 2020	$33,165
Translation adjustment	(137)
Balance as of September 30, 2021	$33,028

As of September 30, 2021, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of September 30, 2021 and December 31, 2020.

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$16,511	$61,189
Licenses	10	185	180	5
Patents and websites	5	4,488	3,560	928
Customer relationships	4	1,391	1,391	—
Commercials	2-3	865	688	177
Total		$84,629	$22,330	$62,299

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$10,684	$67,016
Licenses	10	185	174	11
Patents and websites	5	4,488	3,015	1,473
Customer relationships	4	1,474	1,351	123
Commercials	2-3	733	559	174
Total		$84,580	$15,783	$68,797

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2021
Remaining 3 months of 2021	$2,152
2022	8,484
2023	7,881
2024	7,832
2025	7,784
Thereafter	28,166
$62,299

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Current liabilities

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$15,939	$12,520
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,838	9,023
Accrued litigation settlement	—	8,000
Accrued purchasing card liability	2,269	2,468
Accrued franchise, sales and use taxes	488	449
Other accrued expenses	689	1,252
Accounts payable and accrued expenses	$29,223	$33,712

Accrued payroll as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued bonuses	$5,548	$4
Accrued wages and other payroll related items	3,448	3,796
Accrued vacation	3,049	2,642
Accrued employee stock purchase plan deductions	178	649
Accrued payroll	$12,223	$7,091

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 2 years to 11 years, some of which include options to extend the leases for up to 5 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably certain that the Company will exercise the extension options. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

Rent expense, including short-term lease cost, was $1,007 and $675 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $3,099 and $2,183 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2021	2020
Cash paid for operating lease liabilities	$2,273	$1,803
Operating lease cost	2,842	2,045
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	19,417	5,234
Weighted-average remaining lease term	3.0 years	2.9 years
Weighted-average discount rate	3.0%	3.3%

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Maturities of lease liabilities due in the 12-month period ending September 30,
2022	$4,083
2023	3,957
2024	3,976
2025	2,731
2026	2,699
Thereafter	12,783
30,229
Less imputed interest	(2,590)
Total lease liabilities	$27,639

Operating lease liability - current	$3,518
Operating lease liability - noncurrent	$24,121
Total lease liabilities	$27,639

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator—basic and diluted:
Net income (loss)	$12,174	$(1,699)	$16,544	$(708)

Denominator:
Weighted-average common shares - basic common stock (1)	22,619,272	21,998,299	22,416,575	21,959,521
Weighted-average common shares - diluted common stock	22,854,229	21,998,299	22,803,355	21,959,521

Net income (loss) per share - basic common stock	$0.54	$(0.08)	$0.74	$(0.03)
Net income (loss) per share - diluted common stock (2)	$0.53	$(0.08)	$0.73	$(0.03)

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	22,619,272	21,998,299	22,416,575	21,959,521
Stock options and other dilutive awards	234,957	206,274	386,780	252,096
Weighted-average common shares - diluted common stock	22,854,229	22,204,573	22,803,355	22,211,617
Shares excluded from diluted weighted-average shares:
Stock options	88,391	655,953	54,498	473,390
Restricted stock units and restricted stock awards	67,374	395,395	69,062	218,080
Shares excluded from diluted weighted-average shares	155,765	1,051,348	123,560	691,470

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

(2)	Due to a net loss for the three and nine months ended September 30, 2020, diluted loss per share is the same as basic.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

In determining the interim provision for income taxes, the Company has historically calculated its income tax provision by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the reporting period.  For the three and nine months ended September 30, 2021, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270 — Income Taxes – Interim Reporting. Given the significant uncertainty with respect to the impact of the COVID-19 pandemic and related public health emergency on its supply chain and the developments during the three months ended September 30, 2021 in its ability to forecast the supply and cost of semiconductor chips, the Company was not able to reliably estimate its annual effective income tax rate for the year ending December 31, 2021. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.

8. Stockholders’ equity

The Company has a 2002 Stock Incentive Plan (2002 Plan) as amended, under which the Company granted options to purchase shares of its common stock. As of September 30, 2021, there are no remaining options to purchase shares of common stock under the 2002 Plan. The 2002 Plan was terminated in March 2012 in connection with the adoption of the 2012 Plan, and, accordingly, no new options are available for issuance under this plan.

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2021, options to purchase 71,452 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2021, awards with respect to 799,150 shares of the Company’s common stock were outstanding, and 1,450,669 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans for the nine months ended September 30, 2021 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2020	955,479	$0.75-$83.30	$35.49	1.85	$11.81
Exercised	(486,038)	0.75-46.66	28.19
Forfeited	(10,000)	83.30	83.30
Outstanding as of September 30, 2021	459,441	1.17-83.30	42.18	1.61	6.29
Vested and exercisable as of September 30, 2021	459,441	1.17-83.30	42.18	1.61	6.29
Vested and expected to vest as of September 30, 2021	459,441	$1.17-$83.30	$42.18	1.61	$6.29

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and September 30, 2020 was $14,524 and $269, respectively. As of September 30, 2021, all stock-based compensation expense for options granted under the Plans was recognized.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Stock Awards activity for the nine months ended September 30, 2021 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Granted	240,044	88,902	328,946	56.01
Vested	(96,230)	—	(96,230)	52.07
Forfeited/canceled	(66,384)	(69,276)	(135,660)	45.92
Unvested restricted stock units as of September 30, 2021 (1)	322,892	108,084	430,976	$54.72
Unvested and expected to vest restricted stock units outstanding as of September 30, 2021			373,163	$54.80

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Vested	(13,247)	—	(13,247)	91.84
Forfeited/canceled	(13,945)	(27,399)	(41,344)	100.89
Unvested restricted stock awards outstanding as of September 30, 2021 (1)	14,884	5,956	20,840	$83.60
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2021			20,081	$86.50

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2021, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $17,481, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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

As of September 30, 2021, a total of 569,866 shares of common stock were available for sale pursuant to the ESPP.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2021, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and September 30, 2020, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock option plan awards	$—	$—	$—	$709
Restricted stock units and restricted stock awards	2,631	1,878	8,014	4,853
Employee stock purchase plan	161	172	533	549
Total stock-based compensation expense	$2,792	$2,050	$8,547	$6,111

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

For the three and nine months ended September 30, 2021 and September 30, 2020, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$269	$185	$826	$511
Research and development	264	233	944	726
Sales and marketing	695	516	1,975	1,587
General and administrative	1,564	1,116	4,802	3,287
Total stock-based compensation expense	$2,792	$2,050	$8,547	$6,111

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020; however, matching contributions were reinstated on June 21, 2021. The Company contributed $212 and $455, net of forfeitures, to the 401(k) plan for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Non-cancelable contractual obligations

The Company enters into non-cancelable contractual obligations for software licenses and maintenance agreements. As of September 30, 2021, the minimum aggregate payments due under specified non-cancelable contractual obligations are summarized as follows:

Non-cancelable contractual obligations
Remaining 3 months of 2021	$24
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$24

Purchase obligations

The Company had approximately $65,700 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2021.

Warranty obligations

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Product warranty liability at beginning of period	$14,394	$12,571
Accruals for warranties issued	7,770	9,462
Adjustments related to preexisting warranties (including changes in estimates)	(522)	(754)
Settlements made (in cash or in kind)	(6,726)	(6,885)
Product warranty liability at end of period	$14,916	$14,394

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the nine months ended September 30, 2021 was primarily driven by $5,339 of payments received in advance of satisfying performance obligations, partially offset by $4,319 of revenue recognized that was included in the deferred revenue balances as of December 31, 2020. Deferred revenue related to lifetime warranties was $18,098 and $17,078 as of September 30, 2021 and December 31, 2020, respectively, and is classified within deferred revenue – current and deferred revenue – noncurrent in the consolidated balance sheet.

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

Legal proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of the Company’s securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of the Company’s common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its sales force, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. The Company filed its motion to dismiss on October 28, 2020. On August 13, 2021, the court granted Defendants’ motion to dismiss, and on September 27, 2021, the court entered judgment dismissing the action in its entirety.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig. The parties are currently engaged in discussions regarding future proceedings in this action.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to the Company’s corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On May 15, 2020, the court consolidated the two derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 1:19-cv-01723-MN-JLH. On July 8, 2020, the court ordered that the consolidated action be stayed pending the resolution of the motion to dismiss in the securities class action, In re Inogen, Inc., Sec. Litig. On November 3, 2021, the court approved the parties’ stipulation to voluntarily dismiss the Delaware derivative action without prejudice.

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

10. Foreign currency exchange contracts and hedging

As of September 30, 2021 and September 30, 2020, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,772 and $31,118, respectively, and $2,221 and $1,176, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to fifteen months. During the nine months ended September 30, 2021 and September 30, 2020, these contracts had, net of tax, unrealized gains of $1,761 and $95, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2021 and September 30, 2020, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of September 30, 2021, the Company had twenty-one designated hedges and three non-designated hedges. As of September 30, 2020, the Company had nineteen designated hedges and one non-designated hedge.

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
•

our expectations of the impact of the COVID-19 pandemic and related public health emergency (PHE) on sales, productivity, hiring, media expenditures, prescriber sales team and physician referrals, worldwide demand for oxygen therapies, and our supply chain, including supply constraints and cost inflation related to semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators;

•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS proposed changes to Home Use of Oxygen national coverage determination, and future changes in rental revenue;

•	our expectations regarding regulatory approvals and government and third-party payor coverage and reimbursement;
•	our ability to develop new products, improve our existing products and increase the value of our products, including the potential integration of TAV technology into our existing products;
•	our expectations regarding the timing of new products and product improvement launches, as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business and enter new markets;
•

our expectations regarding the average selling prices and manufacturing costs of our products, including our expectations related to the impact of supply chain disruptions on our manufacturing costs and our ongoing efforts to reduce average unit costs for our systems;

•

our expectations regarding our sales and marketing channels including expectations related to our prescriber sales team, including the expansion of the sales team and implementation of healthcare intelligence platforms and tools through our partnership with Ashfield Healthcare, LLC (Ashfield) and its impact on clinician awareness, POC penetration, and sale team productivity;

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and will likely continue to adversely impact demand for our products, our business operations, including manufacturing due to supply chain constraints, hiring and continued employment of our employees and contractors, shipment, cost of our products, and our financial condition and operating results.

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

However, the COVID-19 pandemic and related PHE adversely impacted our consolidated operating results starting in the second quarter of 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020, which we believe was primarily associated with the social distancing, self-quarantine and related mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence. Starting in the first quarter of 2021 and continuing into the second quarter of 2021, consumer demand for our products improved, which we believe was due to increased vaccination rates, increased interest in POCs to enable patient mobility, stimulus payments, and increased consumer confidence. While we observed this increase in consumer demand in the first half of 2021, we saw consumer demand slightly decline in the third quarter of 2021 compared to the second quarter of 2021, which we believe was primarily associated with traditional seasonality in consumer buying patterns and the impact of the delta variant, and we continue to believe that future shelter-in-place orders, reduced travel, lower consumer confidence, or the impacts of new variants could reduce consumer demand in future periods.

In the business-to-business channel, there have been certain surges in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates. However, overall business-to-business demand has been lower because of the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions for chronic obstructive pulmonary disease (COPD) patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined associated with the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic. In the second quarter of 2021, business-to-business sales improved versus the comparative period in the prior year due to a smaller impact of the COVID-19 pandemic and related PHE as consumer confidence, vaccination rates, and COPD patient referral volumes improved in our core markets of the United States and Europe. In the third quarter of 2021, business-to-business demand remained high versus the comparative period in the prior year for the same reasons as experienced in the second quarter of 2021, but supply constraints, primarily due to limited semiconductor chip availability, negatively impacted sales mainly in the domestic business-to-business channel, as discussed in more detail below.

During 2020 and through the nine months ended September 30, 2021, we were able to broadly maintain our operations. However, the COVID-19 pandemic and related PHE have caused and could continue to cause disruption to our supply chain that could impact our operations, limit our growth, and increase our cost of goods sold.

For example, we have seen higher semiconductor chip demand and reduced semiconductor chip availability in 2021, which has impacted our ability to produce and sell systems and batteries. We expect availability issues to continue for the remainder of 2021 and into 2022, which has impacted and will continue to impact our ability to produce and sell systems and batteries until resolved. The semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product as these chips are used across all of our portable oxygen concentrators, in both our batteries and printed circuit boards and, if we are not able to obtain sufficient components, we could be forced to further slowdown or temporarily halt production. We are continuing to work with our Original Equipment Manufacturer (OEM) partners and exploring other open-market avenues to procure necessary semiconductor chips, but it is a product in extremely high demand, so we expect increasing challenges in terms of supply constraint and pricing inflation moving forward.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the third quarter of 2021, and we expect this to have an increased impact on our material costs in the fourth quarter of 2021 and continuing into 2022 until supply and demand get closer to equilibrium. Even though we paid significant costs in the third quarter of 2021 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. We believe based on our assessment and industry feedback that these supply shortages and increased costs are likely to continue through the second quarter of 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products albeit to a lower degree. Thus far, we have been able to manage through these challenges with increased inventory levels and heightened supplier management and communications, but we cannot be certain we will be able to continue to do so through the remainder of the shortages.

As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products, which we expect to negatively impact our total revenue and cost of goods sold for the duration of these supply shortages. To partially offset these rising costs, we implemented a price increase across our products which was effective as of September 1, 2021.

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees. We expect that these hiring and retention challenges, as well as challenges related to maintaining our current workforce, will continue throughout the remainder of 2021 and into 2022. These hiring and retention challenges may negatively affect our ability to grow our business and keep our best employees. In response to these challenges, we have implemented more relaxed workplace requirements depending on the role, such as increasing ability for remote work, but we still expect to be negatively impacted by the macro-economic employment environment.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused demand to fluctuate for our products across all channels due to the global economic environment and changes to regular physician interactions and testing requirements. Additionally, while we planned for sales and marketing expansion in 2021, we have seen lower hiring in our direct-to-consumer sales force primarily due to increased competition for sales professionals in 2021, along with reduced hiring of new sales representatives in 2020 due to the COVID-19 pandemic. The labor shortage trend for sales professionals may continue in the rest of 2021, limiting our ability to grow in future periods.

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative operational impacts will in part depend on our ability to protect our employees and our supply chain. As the COVID-19 pandemic and related PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities. Employees whose tasks can be done offsite have been allowed to work from home and most of our total personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. We believe that the recent “Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors” applies to Inogen, due to our Medicare and Medicaid contracts, and that we therefore are required to implement a COVID vaccine mandate across our workforce. This mandate policy, requiring all employees to be vaccinated, will continue our policy of keeping our people, families, patients and others safe, but may negatively affect our business if a substantial number of employees decide not to get vaccinated and are subsequently terminated either voluntarily or involuntarily.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and prescriber sales teams and increase productivity.  We expect minimal net new inside sales hires in the near term due to the size and quality of the candidate pool and expected attrition, but as part of our growth plans, we are increasing our focus on improving productivity of our existing sales force. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales tools and lead distribution systems, and improved training. We saw increased demand in the second and third quarters of 2021 versus the comparative periods in 2020, which led to improved sales representative productivity and increased average revenue per order in the period versus each of the last three quarters of 2020, which saw declines associated with the COVID-19 pandemic and related PHE.

During the year ended December 31, 2020, the number of inside sales representatives decreased to 300 from 329 as of December 31, 2019. Thus far in 2021, hiring has been and we expect it will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not plan to increase our sales force and instead hope to offset attrition with replacement hiring. We continue to look to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Headcount was up slightly as of September 30, 2021 compared to December 31, 2020.

We also plan to expand our prescriber sales team to drive increased physician referrals for rental patients and direct-to-consumer sales. This specialized sales team consisted of 24 sales representatives and 5 support personnel as of December 31, 2020. In addition, we are using a third-party contract sales organization, Ashfield, to enhance our go-to-market capabilities in the U.S. They plan to add approximately 20 dedicated sales representatives to our prescriber sales team. Additionally, Ashfield will provide access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. We expect to have these sales representatives hired and training completed during the first half of 2022, including the roll-out of new and enhanced sales processes, tools, and a field support team across our entire prescriber sales organization to help drive productivity and efficiency. The combined sales organization will benefit from access to Ashfield’s comprehensive offering of analytics tools, sales operations support, and personalized concierge services that will help drive productivity and efficiency.

•

Expand our domestic direct-to-consumer marketing, drive better lead utilization, and optimize pricing.  We increased marketing efforts to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as patient interest increased, so media and advertising costs increased to $9.4 million in the third quarter of 2021 compared to $7.7 million in the third quarter of 2020. While there was an approximate 8% reduction in average direct-to-consumer sales representatives in the third quarter of 2021 compared to the same period in the prior year, lead utilization and pricing both increased in the comparative periods as we raised prices 10% as of September 1, 2021 to partially offset rising product costs and consumer interest and ambulation increased. We plan to increase and optimize marketing spend to drive consumer and physician awareness of our products in 2021 and beyond. We also plan to perform a pricing trial in 2022 to optimize pricing in our direct-to-consumer sales channel as well as look for opportunities to improve the close rate of leads through product offerings, pricing, and partnerships with HME providers; however, these may be delayed due to the COVID-19 pandemic and related PHE. As this is a dynamic situation, we plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our rental revenues.  During the year ended December 31, 2020, we expanded our rental intake team to focus exclusively on new rental additions to drive overall sales productivity and simplify training. We ended 2020 with 34 patient intake representatives and administrative personnel and plan to continue to improve the productivity of the rental intake team in 2021, which we believe will lead to increased patients on service and growth in rental revenue in future periods. In the nine months ended September 30, 2021, we saw improved rental intake team productivity compared to the same period in the prior year. We also have increased focus on rentals from our direct-to-consumer inside and prescriber sales team, which we believe will drive higher rental setups.

Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the third quarter of 2021. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has finalized additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below. These changes may reduce the administrative burden and increase patient access to our products; however, we still need additional clarity on how it will be implemented.

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

Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with COVID-19. While there have been surges in demand for oxygen concentrators by our HME providers during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates, domestic business-to-business demand in 2020 was lower because of the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Domestic HME provider demand increased in the fourth quarter of 2020 and in the nine months ended September 30, 2021, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases and increased patient ambulation and consumer confidence.

However, in spite of the increased demand, in the third quarter we saw supply constraints associated with the semiconductor chip shortage to continue to limit growth in this channel and expect this to continue in the near-term.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a sizable international market opportunity, particularly in Europe where there is existing oxygen reimbursement for respiratory conditions. In order to take advantage of these international markets, we have partnered with distributors who serve those markets and key customers in them. We additionally have an Inogen base of operations for sales and customer service in the Netherlands, and use a contract manufacturer, Foxconn, located in the Czech Republic to support the majority of our European sales volumes. We have sales in 59 international countries or overseas regions.

As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 continuing through the first quarter of 2021 primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand during the second and third quarters of 2021, which we believe was due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in certain markets associated with spikes in COVID-19 cases in such instances. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets.

Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in emerging markets, where limited oxygen therapy treatment and reimbursement exists today. However, growth may also be limited by regulatory and reimbursement clearances, currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products and expand clinical evidence.  We incurred $14.1 million and $9.4 million in 2020 and 2019, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $3.8 million and $3.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $11.9 million and $10.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, in research and development costs.

We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the short-term. Manufacturing cost for our Inogen One G5 was at parity with our Inogen One G3 starting in the third quarter of 2020, and we still expect the Inogen One G5 to be our lowest cost to manufacture over time. The Inogen One G5 represented more than 80% of total domestic POC units sold in the nine months ended September 30, 2021, showing the strong demand for this product from both patients and providers.

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

•

Expand our product offerings. We are primarily focused on creating innovative, evidence-based chronic respiratory care solutions to strengthen and build preference and advocacy for our respiratory therapies and brand across patients, prescribers, and payors. We plan to do this with an expanded, high quality, connected, and innovative product portfolio that strengthens our differentiation. We are also committed to pursuing complementary acquisition opportunities to strengthen our technology, product offerings, and channel access.

In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We began a limited launch of the TAV product in December 2019 in our domestic direct-to-consumer channel and in our domestic business-to-business channel. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2021, and we expect limited contributions to revenue in its existing configuration. We continue to investigate opportunities to incorporate the TAV technology directly into our Inogen One POCs as we believe it will enhance patient preference and maintain our technology leadership position in the long-term oxygen therapy market. Device modifications to facilitate compatibility may require FDA premarket review and approval commensurate with new products before product commercialization. Additionally, securing the appropriate reimbursement rate would be a critical enabler for success.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2021, we are focused on securing supply for components to make our products in spite of the higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips), and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, a continued reduction or halt in supply from one of these single-source suppliers or dual-sourced suppliers with similar sub-component suppliers could limit or prevent our ability to manufacture our products or devices until a replacement supplier is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended September 30, 2021 and September 30, 2020, approximately 23.5% and 19.6%, respectively, and 21.1% and 20.7% for the nine months ended September 30, 2021 and September 30, 2020, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 71.0% and 83.4% of the non-U.S. revenue for the three months ended September 30, 2021 and September 30, 2020, respectively, and 71.9% and 75.6% for the nine months ended September 30, 2021 and September 30, 2020, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We sell our products in 59 international countries or overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $93.1 million and $74.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $281.6 million and $234.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in total revenue in the three months and nine months ended September 30, 2021 compared to the three months and nine months ended September 30, 2020 was primarily due to an increase in direct-to-consumer sales and international business-to-business sales, primarily associated with reduced impact of the COVID-19 pandemic and related PHE, and an increase in rental revenue. We generated net income (losses) of $12.2 million and $(1.7) million for the three months ended September 30, 2021 and September 30, 2020, respectively, $16.5 million and $(0.7) million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We generated Adjusted EBITDA of $12.2 million and $4.6 million in the three months ended September 30, 2021 and September 30, 2020, respectively, and $30.0 million and $18.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of September 30, 2021, our retained earnings were $92.1 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One systems, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives directly or through our contract sales organization, improving productivity, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 pandemic and related PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 pandemic and related PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and potential changes in reimbursement rates. As our product offerings grow, we solicit feedback from our customers and focus our research and development efforts on continuing to improve patient preference and reduce the total cost of the product in order to further drive sales of our products.

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

We sold approximately 44,600 systems in the three months ended September 30, 2021 and 42,200 systems for the same period in 2020. We sold approximately 146,400 systems in the nine months ended September 30, 2021 compared to 138,100 systems for the same period in 2020. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our direct-to-consumer rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. However, during the COVID-19 PHE, CMS has reduced the paperwork requirements for Medicare oxygen therapy patients, as discussed in more detail in the Reimbursement section below. CMS has also adopted additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below, which may reduce the administrative burden and increase patient access to our products.

Rental revenue increased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, and higher billable patients as a percent of total patients on service. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 while the COVID-19 PHE continues. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended for the duration of the COVID-19 PHE and has been proposed to be extended permanently as part of the proposed rule published on November 4, 2020, which is expected to be finalized by May 11, 2022. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our rental intake team and prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 40,400 and 29,500 oxygen rental patients as of September 30, 2021 and September 30, 2020, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 13.0% and 10.1% of our total revenue in the three months ended September 30, 2021 and September 30, 2020, respectively, and 11.8% and 8.1% in the nine months ended September 30, 2021 and September 30, 2020, respectively. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service, and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended September 30, 2021 and September 30, 2020, approximately 81.6% and 82.8%, respectively, and for the nine months ended September 30, 2021 and September 30, 2020, approximately 82.6% and 80.6%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

There have been significant U.S. reimbursement and policy changes that impact oxygen therapy associated with the COVID-19 PHE declared by the U.S. Department of Health and Human Services (HHS) on January 31, 2020. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for home medical equipment (HME) in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days. The CARES Act and the Consolidated Appropriations Act of 2021 also included a temporary pause of the 2% percent Medicare sequestration reduction that went into effect in 2013. The CARES Act implemented the relief effective May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. The CARES Act also extended the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, but increased the fiscal year 2030 sequestration cuts.

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

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expected this rule to be finalized in the first half of 2021. This was delayed due to the fact that on April 26, 2021, CMS published a notice stating that the Biden Administration published a “Regulatory Freeze Pending Review” memorandum advising all agencies, unless otherwise excepted by the Director of Office of Management and Budget, not to issue any rule until an appointee by the new Administration reviews and approves the rule. Pending this review and approval, CMS is continuing the rules already in effect until May 11, 2022.

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

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirement for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.6% and 8.4% of our total revenue in the three months ended September 30, 2021 and September 30, 2020, respectively, and 9.7% and 6.5% of our total revenue in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and nine months ended September 30, 2021 and September 30, 2020, respectively. Our capped patients as a percentage of total patients on service was approximately 8.3% as of September 30, 2021 and 13.8% as of September 30, 2020. The decrease in percentage of capped patients in the comparative periods was primarily due to the significant increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

Our obligations to service Medicare patients over the rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a renewal from the patient’s doctor to confirm the patient’s need for continued oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 92 contracts as of September 30, 2021. Based on our patient population, we believe at least 42% of all oxygen therapy patients are covered by Medicare Advantage, government, and other private payors. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, reduce our product costs, have changes in purchase volumes, and as currency variations occur. For example, the gross margin for our Inogen One G4 system is higher than our Inogen One G3 system due to lower manufacturing costs and similar average selling prices. Thus, to the extent our sales of our Inogen One G4 systems are higher than sales of our Inogen One G3 systems, our overall gross margins should improve and, conversely, to the extent our sales of our Inogen One G3 systems are higher than sales of our Inogen One G4 systems, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets. We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years, but have seen seasonality in our direct-to-consumer sales in 2021 to be similar to historical periods excluding 2020, although this may not continue in future periods. We also expect the semiconductor chip shortage to negatively impact our total revenue during the fourth quarter of 2021 and the first half of 2022. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to higher patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

We continue to make progress towards reducing the average unit costs of our products (excluding the impact of the semiconductor chip cost increases) as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. However, we have experienced and expect to continue experiencing supply chain disruptions in 2021 and through the first half of 2022, primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators, which have driven up the cost of our products in 2021.

As a result, we saw these inflated costs begin to negatively impact our cost of goods sold in the third quarter of 2021, and we expect this to have an increased impact on our material costs in the fourth quarter of 2021 and continuing into 2022 until supply and demand get closer to equilibrium. Even though we paid significant costs in the third quarter of 2021 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were not yet sold in finished products during the period.  We believe based on our assessment and industry feedback that these supply shortages may likely continue through the second quarter of 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. While thus far we have been able to manage through these challenges with increased inventory levels and heightened supplier management and communications, we cannot be certain we will be able to continue to do so through the remainder of the shortages and we believe this is an increased risk to the business for the rest of 2021 and into the first half of 2022. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2020 and the nine months ended September 30, 2021, the impact of the Chinese tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2021.

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

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy. We expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with broadening our product portfolio including incorporating the TAV technology into our oxygen concentrator.

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

Sales and marketing expense increased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily associated with higher personnel-related expense and higher advertising expense. Our average direct-to-consumer sales representative headcount was down approximately 8% in the three months ended September 30, 2021 from the comparative period in the prior year as attrition outpaced hiring, primarily due to increased competition for skilled labor and sales professionals in 2021, along with the reduced hiring of new sales representatives in 2020 due to the COVID-19 pandemic. We continue to look to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Headcount was up slightly as of September 30, 2021 compared to December 31, 2020. We expect minimal net new hires in the near term due to the size and quality of the candidate pool and expected attrition, but as part of our growth plans, we are increasing our focus on improving productivity of our existing sales force. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We still expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases.

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

Results of operations

Comparison of three months ended September 30, 2021 and September 30, 2020

Revenue

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$80,974	$66,809	$14,165	21.2%	87.0%	89.9%
Rental revenue	12,131	7,520	4,611	61.3%	13.0%	10.1%
Total revenue	$93,105	$74,329	$18,776	25.3%	100.0%	100.0%

Sales revenue increased $14.2 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 21.2% from the comparable period. The increase was primarily attributable to increased direct-to-consumer sales and increased international business-to-business sales, primarily due to increased consumer demand, increased selling prices, and the reduced impact of the COVID-19 pandemic and related PHE. We sold approximately 44,600 oxygen systems during the three months ended September 30, 2021 compared to approximately 42,200 oxygen systems sold during the three months ended September 30, 2020, or an increase of 5.7%. The increase in the number of systems sold resulted mainly from an increase in sales in the direct-to-consumer and international business-to-business channels.

Rental revenue increased $4.6 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 61.3% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	September 30,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$22,793	$23,056	$(263)	-1.1%	24.5%	31.0%
Business-to-business international sales	21,834	14,581	7,253	49.7%	23.5%	19.6%
Direct-to-consumer domestic sales	36,347	29,172	7,175	24.6%	39.0%	39.3%
Direct-to-consumer domestic rentals	12,131	7,520	4,611	61.3%	13.0%	10.1%
Total revenue	$93,105	$74,329	$18,776	25.3%	100.0%	100.0%

Domestic business-to-business sales decreased 1.1% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to supply chain constraints limiting product availability.

International business-to-business sales increased 49.7% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by improving COVID-19 vaccination rates and increased ambulation of patients in Europe and the improving operational capacity of certain European respiratory assessment centers closer to normal levels. In the three months ended September 30, 2021, sales in Europe as a percentage of total international sales revenue decreased to 88.2% versus 90.2% in the comparative period in 2020.

Domestic direct-to-consumer sales increased 24.6% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increased demand for POCs due to higher COVID-19 vaccination rates and the relaxation of closure orders related to the COVID-19 PHE, leading to increased ambulation, and improved consumer confidence. This increased demand was partially offset by lower average inside sales representative headcount, which was down approximately 8.0% from the comparative period as attrition outpaced hiring. Domestic direct-to-consumer sales were also impacted by the reduced battery accessory sales in the period due to supply chain constraints.

Domestic direct-to-consumer rentals increased 61.3% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, and increased Medicare reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$40,437	$37,714	$2,723	7.2%	43.5%	50.7%
Cost of rental revenue	4,981	3,609	1,372	38.0%	5.3%	4.9%
Total cost of revenue	$45,418	$41,323	$4,095	9.9%	48.8%	55.6%

Gross profit - sales revenue	$40,537	$29,095	$11,442	39.3%	43.5%	39.1%
Gross profit - rental revenue	7,150	3,911	3,239	82.8%	7.7%	5.3%
Total gross profit	$47,687	$33,006	$14,681	44.5%	51.2%	44.4%

Gross margin percentage - sales revenue	50.1%	43.5%
Gross margin percentage- rental revenue	58.9%	52.0%
Total gross margin percentage	51.2%	44.4%

Cost of sales revenue increased $2.7 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 7.2% from the comparable period. The increase in cost of sales revenue was primarily attributable to increased sales and related bill of material costs as well as higher labor, overhead and material costs per unit. The third quarter of 2021 included $0.9 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $1.4 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 38.0% from the comparable period. The increase in cost of rental revenue was primarily attributable to increased rental asset depreciation expense and servicing costs resulting from a 36.9% increase in the number of patients on service. Cost of rental revenue included $2.3 million of rental asset depreciation for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020.

Sales revenue gross margin percentage increased to 50.1% for the three months ended September 30, 2021 from 43.5% for the three months ended September 30, 2020. The increase was primarily related to higher average selling prices. These increases were partially offset by higher labor and overhead costs and bill of material costs per unit. Total worldwide business-to-business sales revenue accounted for 55.1% of total sales revenue in the three months ended September 30, 2021 versus 56.3% in the three months ended September 30, 2020.

Rental revenue gross margin percentage increased to 58.9% for the three months ended September 30, 2021 from 52.0% for the three months ended September 30, 2020, primarily due to higher billable patients as a percent of total patients on service, higher Medicare reimbursement rates, lower service expense per patient on service, partially offset by higher depreciation expense per patient on service.

Research and development expense

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$3,754	$3,511	$243	6.9%	4.0%	4.7%

Research and development expense increased $0.2 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 6.9% over the comparable period, primarily due to a $0.2 million increase in personnel-related expense.

Sales and marketing expense

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$28,301	$22,882	$5,419	23.7%	30.4%	30.8%

Sales and marketing expense increased $5.4 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 23.7% from the comparable period, primarily attributable to increases of $2.0 million in personnel-related expense, $1.7 million in advertising costs, $0.7 million in credit card fees, and $0.4 million in other professional services. In the three months ended September 30, 2021, we spent $9.4 million in media and advertising costs versus $7.7 million in the comparative period in 2020.

General and administrative expense

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$9,258	$8,586	$672	7.8%	10.0%	11.6%

General and administrative expense increased $0.7 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 7.8% from the comparable period. The increase was primarily attributable to increases of $1.4 million in personnel-related expense and $0.5 million in higher consulting fees, partially offset by a $1.9 million decrease in the change in fair value of the New Aera earnout liability. The change in fair value of the New Aera earnout liability was a benefit of $2.0 million in the third quarter of 2021 compared to a benefit of $0.1 million in the third quarter of 2020.

Other income (expense)

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$21	$114	$(93)	-81.6%	0.0%	0.2%
Other expense	(466)	(54)	(412)	763.0%	-0.5%	-0.1%
Total other income (expense), net	$(445)	$60	$(505)	-841.7%	-0.5%	0.1%

Total other income (expense), net decreased $0.5 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or a decrease of 841.7% from the comparable period. The decrease was primarily attributable to an increase of $0.7 million in other expense primarily related to net foreign currency losses, partially offset by a decrease of $0.3 million in other expense as a reduction to lost revenues from the CARES Act Provider Relief Fund that was reclassified to general and administrative expense in the comparative period.

Income tax benefit

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Income tax benefit	$(6,245)	$(214)	$(6,031)	2818.2%	-6.7%	-0.3%
Effective income tax rate	-105.3%	11.2%

Income tax benefit increased $6.0 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, primarily resulting from the reduction in the fair value of the New Aera earnout liability and an increase in excess tax benefits recognized from stock-based compensation. The income tax benefit for the period ended September 30, 2021 was based on the application of the discrete method.

Our effective tax rate for the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020, primarily due to the reduction in the fair value of the New Aera earnout liability and an increase in excess tax benefits recognized from stock-based compensation. The effective tax rate for the period ended September 30, 2021 was based on the application of the discrete method.

Net income (loss)

	Three months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net income (loss)	$12,174	$(1,699)	$13,873	816.5%	13.1%	-2.3%

Net income (loss) increased $13.9 million for the three months ended September 30, 2021 from the three months ended September 30, 2020, or an increase of 816.5% from the comparable period. The increase in net income was primarily related to an increase in gross profit, the reduction in the fair value of the New Aera earnout liability and income tax benefit, partially offset by higher operating expense.

Comparison of nine months ended September 30, 2021 and September 30, 2020

Revenue

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$248,359	$215,561	$32,798	15.2%	88.2%	91.9%
Rental revenue	33,241	18,948	14,293	75.4%	11.8%	8.1%
Total revenue	$281,600	$234,509	$47,091	20.1%	100.0%	100.0%

Sales revenue increased $32.8 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 15.2% from the comparable period. The increase was primarily attributable to increased direct-to-consumer sales and worldwide business-to-business sales, primarily due to increased consumer demand and the reduced impact of the COVID-19 pandemic and related PHE. We sold approximately 146,400 oxygen systems during the nine months ended September 30, 2021 compared to approximately 138,100 oxygen systems sold during the nine months ended September 30, 2020, or an increase of 6.0%. The increase in the number of systems sold resulted mainly from an increase in sales in the direct-to-consumer and worldwide business-to-business channels, primarily due to the COVID-19 pandemic and related PHE.

Rental revenue increased $14.3 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 75.4% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates.

	Nine months ended
(amounts in thousands)	September 30,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$81,094	$72,174	$8,920	12.4%	28.8%	30.8%
Business-to-business international sales	59,377	48,538	10,839	22.3%	21.1%	20.7%
Direct-to-consumer domestic sales	107,888	94,849	13,039	13.7%	38.3%	40.4%
Direct-to-consumer domestic rentals	33,241	18,948	14,293	75.4%	11.8%	8.1%
Total revenue	$281,600	$234,509	$47,091	20.1%	100.0%	100.0%

Domestic business-to-business sales increased 12.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to increased demand from our HME partners for oxygen concentrators for both traditional long-term oxygen therapy patients and in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge, partially offset by supply chain constraints that limited sales primarily in the third quarter of 2021.

International business-to-business sales increased 22.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, mostly driven by the reduced impact of the COVID-19 pandemic with increased vaccination rates and increased operating capacity of certain European respiratory assessment centers, and in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge in certain markets with high case rates of COVID-19 like India. In the nine months ended September 30, 2021, sales in Europe as a percentage of total international sales revenue decreased to 85.2% versus 87.0% in the comparative period in 2020.

Domestic direct-to-consumer sales increased 13.7% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increased demand for POCs which we believe was primarily due to higher vaccination rates within our patient population and the relaxation of closure orders related to the COVID-19 PHE leading to increased ambulation, additional stimulus payments, and improved consumer confidence. This led to improved sales representative productivity and increased average revenue per order in the comparative periods. This was partially offset by lower average inside sales representative headcount, which was down approximately 15.0% from the comparative period in 2020.

Domestic direct-to-consumer rentals increased 75.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in patients on service, higher billable patients as a percent of total patients on service, and increased Medicare reimbursement rates.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$129,637	$120,914	$8,723	7.2%	46.0%	51.6%
Cost of rental revenue	14,068	9,474	4,594	48.5%	5.0%	4.0%
Total cost of revenue	$143,705	$130,388	$13,317	10.2%	51.0%	55.6%

Gross profit - sales revenue	$118,722	$94,647	$24,075	25.4%	42.2%	40.4%
Gross profit - rental revenue	19,173	9,474	9,699	102.4%	6.8%	4.0%
Total gross profit	$137,895	$104,121	$33,774	32.4%	49.0%	44.4%

Gross margin percentage - sales revenue	47.8%	43.9%
Gross margin percentage- rental revenue	57.7%	50.0%
Total gross margin percentage	49.0%	44.4%

Cost of sales revenue increased $8.7 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 7.2% from the comparable period. The increase in cost of sales revenue was primarily attributable to higher sales and related bill of material costs as well as higher material cost per unit and labor and overhead per unit. The nine months ended September 30, 2021 included $0.9 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $4.6 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 48.5% from the comparable period. The increase in cost of rental revenue was primarily attributable to increased rental asset depreciation expense and servicing costs resulting from a 36.9% increase in the number of patients on service. Cost of rental revenue included $6.3 million of rental asset depreciation for the nine months ended September 30, 2021 compared to $4.0 million for the nine months ended September 30, 2020.

Sales revenue gross margin percentage increased to 47.8% for the nine months ended September 30, 2021 from 43.9% for the nine months ended September 30, 2020. The increase was primarily related to higher average selling prices, partially offset by higher labor and overhead per unit and material cost per unit due to higher component cost versus the comparative period. Total worldwide business-to-business sales revenue accounted for 56.6% of total sales revenue in the nine months ended September 30, 2021 versus 56.0% in the nine months ended September 30, 2020.

Rental revenue gross margin percentage increased to 57.7% for the nine months ended September 30, 2021 from 50.0% for the nine months ended September 30, 2020, primarily due to higher billable patients as a percent of total patients on service and higher Medicare reimbursement rates, partially offset by higher service and depreciation expense per patient on service.

Research and development expense

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$11,892	$10,406	$1,486	14.3%	4.2%	4.4%

Research and development expense increased $1.5 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 14.3% over the comparable period, primarily due to a $1.0 million increase in personnel-related expenses and $0.3 million in product development expenses.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$83,109	$72,131	$10,978	15.2%	29.5%	30.8%

Sales and marketing expense increased $11.0 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 15.2% from the comparable period, primarily attributable to an increase of $7.3 million of personnel-related expenses, $1.6 million in credit card fees, $0.9 million of professional services, and $0.8 million in media and advertising costs. In the nine months ended September 30, 2021, we spent $25.7 million in media and advertising costs versus $24.9 million in the comparative period in 2020.

General and administrative expense

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$26,981	$28,087	$(1,106)	-3.9%	9.6%	12.0%

General and administrative expense decreased $1.1 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or a decrease of 3.9% from the comparable period. The decrease was primarily attributable to a $9.7 million decrease in the change in fair value of the New Aera earnout liability and $0.8 million in lower consulting fees, partially offset by increases of $5.8 million in personnel-related expenses, $2.0 million in CEO transition costs, $1.4 million in legal and consulting fees, $0.9 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE received in the comparable period, $0.8 million in officer transition costs, $0.4 million in dues, fees and licenses, and $0.4 million in insurance expense.

Other income (expense)

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$107	$842	$(735)	-87.3%	0.0%	0.4%
Other income (expense)	(472)	5,586	(6,058)	-108.4%	-0.2%	2.4%
Total other income (expense), net	$(365)	$6,428	$(6,793)	-105.7%	-0.2%	2.8%

Total other income (expense), net decreased $6.8 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or a decrease of 105.7% from the comparable period. The decrease was primarily attributable to $5.3 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE received in the comparable period and not received this year, a $0.8 million increase in net foreign currency losses, and a decrease of $0.7 million in interest income on marketable securities due to the lower interest rate environment and lower invested balances in marketable securities in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Income tax expense (benefit)

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Income tax expense (benefit)	$(996)	$633	$(1,629)	-257.3%	-0.4%	0.3%
Effective income tax rate	-6.4%	N.M.

Income tax expense (benefit) decreased $1.6 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, primarily due to higher excess tax benefits recognized from stock-based compensation, partially offset by an increase in the income tax provision expense. The income tax benefit for the period ended September 30, 2021 was based on the application of the discrete method.

Our effective tax rate in the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020, primarily due to higher excess tax benefits recognized from stock-based compensation, partially offset by the changes in income (loss) before income tax expense (benefit). The effective tax rate for the period ended September 30, 2021 was based on the application of the discrete method.

Net income (loss)

	Nine months ended
	September 30,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net income (loss)	$16,544	$(708)	$17,252	2436.7%	5.9%	-0.3%

Net income (loss) increased $17.3 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, or an increase of 2436.7% from the comparable period. The increase in net income was primarily related to an increase in gross profit, the reduction in the fair value of the New Aera earnout liability, partially offset by higher operating expense.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2021, we had purchase obligations with outside vendors and suppliers of approximately $65.7 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

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

Liquidity and capital resources

As of September 30, 2021, we had cash and cash equivalents of $241.6 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $3.6 million in available-for-sale corporate bonds, U.S. Treasury securities, and agency mortgage-backed securities, which had maturities greater than three months. For the nine months ended September 30, 2021 and September 30, 2020, we received $15.6 million and $2.3 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2021 consisted of capital expenditures of $18.1 million including additional rental equipment, other property, plant and equipment, and intangible assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2021 vs. 2020
Summary of consolidated cash flows	2021	2020	$	%
Cash provided by operating activities	$17,135	$20,815	$(3,680)	-17.7%
Cash used in investing activities	(2,268)	(7,118)	4,850	-68.1%
Cash provided by financing activities	15,030	1,982	13,048	658.3%
Effect of exchange rates on cash	(283)	268	(551)	-205.6%
Net increase in cash and cash equivalents	$29,614	$15,947	$13,667	85.7%

(amounts in thousands)	September 30,	December 31,
Working capital	2021	2020
Cash and cash equivalents	$241,576	$211,962
Marketable securities	3,552	19,257
Accounts receivable, net	32,905	29,717
Inventories, net	31,785	24,815
Income tax receivable	1,787	2,048
Prepaid expenses and other current assets	24,226	17,898
Total current assets	335,831	305,697

Accounts payable and accrued expenses	29,223	33,712
Accrued payroll	12,223	7,091
Warranty reserve – current	6,310	5,740
Operating lease liability – current	3,518	1,931
Deferred revenue – current	8,424	6,994
Income tax payable	235	1,242
Total current liabilities	59,933	56,710

Net working capital	$275,898	$248,987

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the nine months ended September 30, 2021 consisted primarily of our net income of $16.5 million as well as non-cash expense items, such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $15.9 million, stock-based compensation expense of $8.5 million, provision for sales returns and doubtful accounts of $8.2 million, provision for rental revenue adjustments of $3.5 million, provision for inventory obsolescence and other inventory losses of $1.5 million, and net loss on disposal of rental equipment and other fixed assets of $0.9 million; partially offset by the change in fair value of earnout liability of $9.8 million, an increase in deferred tax assets of $1.0 million, and net changes in operating assets and liabilities resulting in a net use of cash of $27.1 million.

Net cash provided by operating activities for the nine months ended September 30, 2020 consisted primarily of non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $13.7 million, provision for sales returns and doubtful accounts of $8.3 million, stock-based compensation expense of $6.1 million, provision for rental revenue adjustments of $2.1 million, provision for inventory obsolescence and other inventory losses of $0.7 million, decrease in deferred tax assets of $0.4 million, net loss on disposal of rental equipment and other fixed assets of $0.4 million and our net loss of $0.7 million. The net changes in operating assets and liabilities resulted in a net use of cash of $10.0 million.

Investing activities

Net cash (used in) provided by investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing tooling, and computer equipment and software to support our expanding business as well as net maturities of marketable securities.

For the nine months ended September 30, 2021, we invested $18.1 million in the production and purchase of rental assets and other property, equipment, and intangible assets, partially offset by $15.7 million we received in maturities of marketable securities.

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

For the nine months ended September 30, 2021, net cash provided by financing activities consisted of $15.6 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.6 million.

For the nine months ended September 30, 2020, net cash provided by financing activities consisted of $2.3 million from purchases under our employee stock purchase program and the proceeds received from stock options that were exercised, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.3 million.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2021 was $17.1 million compared to $20.8 million in the nine months ended September 30, 2020. As of September 30, 2021, we had cash and cash equivalents of $241.6 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net income, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2021	2020	2021	2020
Net income (loss)	$12,174	$(1,699)	$16,544	$(708)
Non-GAAP adjustments:
Interest income	(21)	(114)	(107)	(842)
Provision (benefit) for income taxes	(6,245)	(214)	(996)	633
Depreciation and amortization	5,522	4,712	15,861	13,654
EBITDA (non-GAAP)	11,430	2,685	31,302	12,737
Stock-based compensation	2,792	2,050	8,547	6,111
Change in fair value of earnout liability	(2,052)	(146)	(9,869)	(166)
Adjusted EBITDA (non-GAAP)	$12,170	$4,589	$29,980	$18,682

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2021 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.3 million decline in revenue for the nine months ended September 30, 2021. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $241.6 million as of September 30, 2021, which consisted of highly-liquid investments with a maturity of three months or less, and $3.6 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2021 and September 30, 2020. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or nine months ended September 30, 2021 or September 30, 2020.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action and derivative lawsuits

On March 6, 2019, plaintiff William Fabbri filed a lawsuit against Inogen, Scott Wilkinson, and Alison Bauerlein, in the United States District Court for the Central District of California on behalf of a purported class of purchasers of our securities. On March 21, 2019, plaintiff Steven Friedland filed a substantially similar lawsuit against the same defendants in the same court. On May 20, 2019, the court issued an order consolidating the two lawsuits under the name In re Inogen, Inc. Sec. Litig., No. 2:19-cv-01643-FMO-AGR, appointing Dr. John Vasil and Paragon Fund Management as lead plaintiffs, and appointing Robbins Geller Rudman & Dowd LLP and Glancy Prongay & Murray LLP as lead plaintiffs’ counsel. On July 10, 2019, the lead plaintiffs filed a consolidated amended complaint on behalf of a purported class of purchasers of our common stock between November 8, 2017 and May 7, 2019. The complaint generally alleges that the defendants failed to disclose that: (i) Inogen had overstated the true size of the total addressable market for its portable oxygen concentrators and had misstated the basis for its calculation of the total addressable market; (ii) Inogen had falsely attributed its sales growth to the strong sales acumen of its sales force, rather than to deceptive sales practices;  (iii) the growth in Inogen’s domestic business-to-business sales to home medical equipment providers was inflated, unsustainable and was eroding direct-to-consumer sales; and (iv) Inogen’s decision to focus on sales over rentals of portable oxygen concentrators harmed its ability to serve the Medicare market, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees and expert fees, prejudgment and post-judgment interest and such other relief as the court deems proper. On January 2, 2020, the court dismissed the consolidated amended complaint with leave to amend. On January 9, 2020, the plaintiffs filed a second amended complaint generally alleging substantially similar claims as those in the previous complaint. On January 23, 2020, the defendants filed a motion to dismiss the second amended complaint. On September 2, 2020, the court denied the defendants’ motion to dismiss without prejudice and instructed defendants to file another motion to dismiss if the parties are unable to resolve the issues relating to the second amended complaint. We filed its motion to dismiss on October 28, 2020. On August 13, 2021, the court granted Defendants’ motion to dismiss, and on September 27, 2021, the court entered judgment dismissing the action in its entirety.

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to our corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig. The parties are currently engaged in discussions regarding future proceedings in this action.

On September 13, 2019, plaintiff Dustin Weller filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the District of Delaware captioned Weller v. Wilkinson, et al., No. 1:19-cv-01723-MN. On October 17, 2019, plaintiff Sharokh Soltanipour filed a shareholder derivative lawsuit against the same defendants in the same court, captioned Soltanipour v. Wilkinson, et al., No. 1:19-cv-1968-MN. The complaints generally allege similar claims to those in In re Inogen, Inc., S’holder Deriv. Litig.  The complaints purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, insider selling and misappropriation of information, violations of section 14(a) of the Securities Exchange Act of 1934, as amended, and for contribution from certain of the individual defendants.  The complaints seek compensatory damages in unspecified amounts, changes to our corporate governance and internal procedures, return of compensation, disgorgement of profits from sale of stock, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On May 15, 2020, the court consolidated the two derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 1:19-cv-01723-MN-JLH. On July 8, 2020, the court ordered that the consolidated action be stayed pending the resolution of the motion to dismiss in the securities class action, In re Inogen, Inc., Sec. Litig. On November 3, 2021, the court approved the parties’ stipulation to voluntarily dismiss the Delaware derivative action without prejudice.

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

•	healthcare reform measures;
•	the complex and lengthy reimbursement process we depend upon for a significant portion of our revenue;
•	potential failure to maintain or obtain new private payor contracts and future reductions in reimbursement rates from private payors;
•	our ability to hire and retain highly qualified individuals;
•	our ability to manage our anticipated growth effectively;
•	potential acquisitions of, or investments in, other companies;
•	our international sales and manufacturing activities;
•	warranty or product liability claims or other litigation;
•	increases in our operating costs;
•	our dependence on the services of our senior executives and other key technical personnel;
•	variance in our financial condition and results of operations; and
•	the market opportunities for our products.

Risks related to the regulatory environment:

•	extensive federal and state regulation related to our business by numerous government agencies, including the U.S. Food and Drug Administration, or FDA;
•	the potential need to seek additional clearances or approvals for our products; and
•	potential FDA or state regulatory enforcement action.

Risks related to our intellectual property:

•	our ability to secure and maintain patent or other intellectual property protection for the intellectual property used in our products;
•	the possibility that any of our patents may be challenged, invalidated, circumvented or rendered unenforceable; and
•	patent and other intellectual property litigation if our products infringe or appear to infringe the intellectual property rights of others.

Risks related to being a public company:

•	increased costs as a result of operating as a public company and the substantial time our management will be required to devote to compliance initiatives and corporate governance practices; and
•	our ability to maintain effective internal controls.

Risks related to our common stock:

•	the volatility of the trading price of our common stock;
•	the publication of research reports by securities or industry analysts;
•	potential sales of a large number of shares of our common stock;
•	anti-takeover provisions in our charter documents and under Delaware law; and
•	our intention not to pay dividends for the foreseeable future.

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

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., and Rotech Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our increased focus on building out a prescriber sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended September 30, 2021 and September 30, 2020, sales revenue to our top 10 customers accounted for approximately 26.9% and 32.0%, respectively, of our total revenue. No single customer represented more than 10% of our total revenue for the three months ended September 30, 2021 and one single customer represented more than 10% of our total revenue for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and September 30, 2020, sales revenue to our top 10 customers accounted for approximately 29.2% and 29.8%, respectively, of our total revenue. One single customer represented more than 10% of our total revenue for the nine months ended September 30, 2021 and one single customer for the nine months ended September 30, 2020. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020 and continuing through the first quarter of 2021, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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
•

we may not be able to find new or alternative components, even at elevated prices, or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable, which could lead to a production slowdown or temporary stoppage;

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

•	fluctuations in demand for products that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner; and
•	our suppliers may wish to discontinue supplying components or services to us.

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in 2021, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators. This semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. While we have taken steps to mitigate the impact of this supply shortage, it has and will likely have an increased negative impact our ability to manufacture products as these chips are used across all of our portable oxygen concentrators in its batteries and printed circuit boards. We are continuing to work with our OEM partners and exploring other open-market avenues to purchase necessary semiconductor chips, but with these components facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward.

As a result, we saw these inflated costs begin to negatively impact our cost of goods sold in the third quarter of 2021, and we expect this to have an increased impact on our material costs in the fourth quarter of 2021 and into 2022 until supply and demand get closer to equilibrium. Even though we paid significant costs in the third quarter of 2021 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were not yet sold in finished products during the period.  We believe based on our assessment and industry feedback that these supply shortages may likely continue through the second quarter of 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. While thus far we have been able to manage through these challenges with increased inventory levels and heightened supplier management and communications, we cannot be certain we will be able to continue to do so through the remainder of the shortages and it is possible we may be required to further slowdown or temporarily halt production. We believe this is an increased risk to the business for the rest of 2021 and into the first half of 2022.

In addition, we have seen supply chain challenges tied to the COVID-19 pandemic and related PHE in printed circuit boards, corrugated boxes, aluminum machined parts, plastic molded parts, and batteries. While we have been able to coordinate with our suppliers to minimize disruption to our business, we may not be able to do so in the future and may be required to further slowdown or temporarily halt production. We may also face similar situations in the future and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. Recently, the FDA released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing during the COVID-19 PHE that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.

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

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $3.8 million and $3.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $11.9 million and $10.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. In addition, we plan to sell the TAV products acquired from the New Aera acquisition, through our domestic direct-to-consumer sales channel and our business-to-business sales channels worldwide, pending reimbursement and regulatory clearances in each market. We also plan to incorporate the TAV technology directly into our oxygen concentrators. Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

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

On September 9, 2021, President Biden announced the “Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors” requiring all contractors that do business with the federal government to ensure that their employees are fully vaccinated. The Department of Labor’s Occupational Safety and Health Administration is currently drafting an emergency regulation to carry out this mandate. It is not currently possible to predict with any certainty the exact impact the new regulation will have on us; however, we estimate that approximately 40% of our employees are currently not vaccinated. We believe we will be required to mandate the COVID-19 vaccination of our U.S. employees. This mandate, when issued, could result in employee attrition, difficulty securing future labor needs, or increased costs in the form of penalties and may have an adverse effect on our results of operations.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our batteries are sourced from a single source supplier, and sub-components of the battery are also sourced from single source suppliers. While our printed circuit boards are sourced from dual sources, the sub-components of these boards are sourced from single source suppliers. We are experiencing limited availability of certain semiconductor chip components for our Inogen One portable oxygen concentrators in both its batteries and printed circuit boards, and we do not have long-term supply contracts that would guarantee our supply during these periods of higher demand and lower availability of these sub-components. This has led to orders not being filled in a timely manner and is expected to lead to increased costs for components and limited supply availability. Therefore, we were unable to fully meet customer demand for our products and expect these supply constraints to continue into the first half of 2022.

We may also be affected by other supply limitations during the COVID-19 pandemic and related PHE that could affect our ability to fulfill orders. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers or if our suppliers, in the near term or the long term, are not able to supply sufficient quantities of components or subassemblies needed for our products due to the COVID-19 pandemic and related PHE, we may be required to change suppliers or, if we are unable to find alternative suppliers in a timely manner, we may be required to further slowdown or temporarily halt production which would be time consuming and disruptive and could adversely impact our business, financial condition and results of operations.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 8.3% as of September 30, 2021 and 13.8% as of September 30, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirements for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended September 30, 2021 and September 30, 2020, approximately 81.6% and 82.8%, respectively, and approximately 82.6% and 80.6% for the nine months ended September 30, 2021 and September 30, 2020, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior four years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and budget neutrality adjustments but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

CMS is proposing three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Proposed adjustment methodologies (1) and (2) contemplate utilizing 50/50 blended rates as a permanent construct, but proposed adjustment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates. This could reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate. There was a 60-day comment period on this proposed rule, and we expected this rule to be finalized in the first half of 2021. This was delayed due to the fact that on April 26, 2021, CMS published a notice stating that the Biden Administration published a “Regulatory Freeze Pending Review” memorandum advising all agencies, unless otherwise excepted by the Director of Office of Management and Budget, not to issue any rule until an appointee by the new Administration reviews and approves the rule. Pending this review and approval, CMS is continuing the rules already in effect until May 11, 2022. In January 2021, CMS announced the pivotal bid amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the average payment amounts in these regions for POCS (codes E1390 and E1392) would have been $157.60, which is significantly higher than the $110.07 per month being paid as of January 1, 2021.

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

In September 2021, CMS announced a final rule to the Home Use of Oxygen national coverage determination and a final rule to remove the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirements for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, and allowed the physician flexibility to make that determination. In addition, CMS  defined exercise more broadly to include functional performance of the patient and to give more flexibility on pulse oximetry readings to reduce racial disparities in care. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will both expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. However, we do not yet have visibility on how the Medicare Administrative Contractors will change their coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.6% and 8.4% of our total revenue in the three months ended September 30, 2021 and September 30, 2020, respectively, and 9.7% and 6.5% in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of September 30, 2021 and September 30, 2020. Our capped patients as a percentage of total patients on service was approximately 8.3% and 13.8% as of September 30, 2021 and September 30, 2020, respectively. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

Our obligations to service Medicare patients over the rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his/her doctor’s prescription and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy used assets in working order as long as the prescription requirements are met. We must also procure a renewal from the patient’s doctor to confirm the patient’s need for oxygen therapy one year after the patient first receives oxygen therapy and one year after each new 36-month reimbursement period begins. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010, the Patient Protection and Affordable Care Act was passed, which has substantially changed healthcare financing by both governmental and private insurers, and significantly impacts the U.S. medical device industry.

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and the December stimulus bill temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. Although the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, extended the suspension period of the sequestration to March 31, 2021, and the U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

In addition to the legislative changes discussed above, the Patient Protection and Affordable Care Act of 2010 requires healthcare providers to voluntarily report and return an identified overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended September 30, 2021 and September 30, 2020, approximately 13.0% and 10.1%, respectively, and for the nine months ended September 30, 2021 and September 30, 2020, approximately 11.8% and 8.1%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. In 2018, 2019, 2020 and the nine months ended September 30, 2021, our contract manufacturer produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2021 and 2022. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

Going forward, we plan to hire additional inside sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our inside sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 pandemic and related PHE, it was also down at year-end 2020 compared to year-end 2019. Headcount was up slightly as of September 30, 2021 compared to December 31, 2020. In 2021, we expect hiring will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not expect to increase our inside sales force and instead expect to offset attrition with replacement hiring. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 pandemic and related PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations.

In addition, we plan to hire additional sales representatives in our prescriber sales organization, of which a portion is planned through Ashfield, our contract sales organization, to enhance our go-to-market capabilities in the U.S. While Ashfield plans to add approximately 20 dedicated sales representatives to our prescriber sales organization in early 2022, in addition to our own direct hires, the employment market is very challenging and there is no guarantee that they, or we, will be able to meet the desired timing. Additionally, Ashfield will provide access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. While we believe that our investments in the prescriber sales organization will enhance our growth in direct-to-consumer sales and rental revenue, it will take time for these sales representatives to be fully trained and ramped up to full productivity, and it will take time for the sales tools to be implemented across our existing prescriber sales representatives. To the extent that the sales representatives hired either through us or Ashfield, are not effective, or the number of sales representatives does not reach the number anticipated, it may negatively affect our future growth and results of operations.

In addition, our sales expansion and productivity improvements for 2021 may continue to be negatively impacted due to the COVID-19 pandemic and related PHE. In connection with the COVID-19 pandemic and related PHE, we expect minimal sales representative headcount additions for the rest of 2021, and we expect the COVID-19 pandemic and related PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our prescriber sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

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

During 2019, we signed leases to expand our facilities located in Plano, Texas and Goleta, California, which commenced in 2021. Domestic expansion, combined with our use of a contract manufacturer in Europe to produce a portion of our Inogen One G3 and Inogen One G5 concentrators and perform product repairs, is expected to be sufficient to meet our manufacturing needs provided that these facilities remain operational. However, our anticipated growth may place additional strain on our supply chain and manufacturing facilities, resulting in an increased need for us to carefully monitor parts inventory, capable staffing and quality assurance. Any failure by us to manage the scalability of our process or other aspects of our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals and negatively affect our financial condition and results of operations.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $6.7 million and $5.5 million, respectively, as of September 30, 2021, and two customers each with an accounts receivable balance of $8.4 million and $7.0 million, respectively, as of December 31, 2020. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the nine months ended September 30, 2021,and September 30, 2020, approximately 21.1% and 20.7%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A significant amount of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial results. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2021 and September 30, 2020, we experienced net foreign currency losses of $0.5 million and net foreign currency gains of $0.3 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the condensed notes in our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, our Executive Vice President, Chief Commercial Officer, George Parr, joined us in April 2021, our Executive Vice President, Chief Technology Officer, Stanislav Glezer, joined us in June 2021, and our Executive Vice President, General Counsel, Jason Somer, joined us in July 2021. If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. In addition, we are required under the GDPR to respond to customers' Subject Access Reports (SARs) within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could adversely affect our business, financial condition and results of operations.  Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

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

Approximately 23.5% and 19.6% of our total revenue was from sales outside of the United States for the three months ended September 30, 2021 and September 30, 2020, respectively, and 21.1% and 20.7% for the nine months ended September 30, 2021 and September 30, 2020, respectively. We sell our products in 59 international countries or overseas regions outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive, may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that failed to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the Medical Device Directive may not be placed on the market in the European Union after May 2024.

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

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the Durable Medical Equipment Medicare Administrative Contractors, the Unified Program Integrity Contractors, the Recovery Audit Contractors, and the Comprehensive Error Rate Testing contractors, operating under the direction of CMS, and the various state Medicaid Fraud Control Units.

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

The 2013 final HITECH omnibus rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our results of operations and financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

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

The HIPAA transaction standards are complex, and subject to differences in interpretation by third-party payors. For instance, some third-party payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by third-party payors or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in accounts receivable and ongoing reductions in reimbursements and net revenue. Changes and updates to HIPAA transaction standards could prove technically difficult, time-consuming or expensive to implement, all of which could harm our business.

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

We sell our products in 59 international countries or overseas regions outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

We are subject to California’s Proposition 65, or Prop 65, which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. Prop 65 required that all businesses must be in compliance by August 30, 2018 with new regulations that require modifications to product warnings and for businesses to coordinate with upstream vendors or downstream customers for the 800+ regulated chemicals in consumer products and assess whether new occupational exposure warnings need to be posited in California facilities. We have taken steps to add warning labels to our products packaged in California and manufactured after August 30, 2018. Although we cannot predict the ultimate impact of these requirements, they could reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely affect our business, financial condition and results of operations.

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

As of September 30, 2021, we have thirty pending U.S. and international patent applications, forty-four issued U.S. patents, and eighteen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our TAV product, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

In addition, the State of California has put regulations in place to prioritize board diversity. If we are unable to implement these requirements to find the level of talent and skills in diverse candidates within the timeframes of the regulation, we may face penalties, poor investor perception of us, or harm to our reputation.

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

As of September 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 50.2% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2021 and September 30, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC	Filed herewith

10.2(1)	Private Label Distribution Agreement, by and between the Company and OxyGo HQ Florida, LLC, dated as of September 23, 2021	Filed herewith

10.3(2)	Transition Agreement and Release, dated September 30, 2021, between the Company and Brenton Taylor	Filed herewith

10.4(2)	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

(1)

Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

(2)	Indicates a management contract or compensatory plan.
(3)

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

inogen, inc.

Dated:	November 4, 2021	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 4, 2021	By:	/s/ Alison Bauerlein
Alison Bauerlein
Chief Financial Officer Executive Vice President, Finance Treasurer (Principal Financial and Accounting Officer)