Form 10-K
period 2021-12-31
Inogen Inc
filed 2022-02-24
CIK 1294133

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

301 Coromar Drive Goleta, California	93117
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $852.6 million.

The number of shares of the registrant’s Common Stock outstanding as of February 18, 2022 was 22,735,486.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Los Angeles, California, USA

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
•

our expectations of the impact of the COVID-19 pandemic and related public health emergency (PHE) on sales, productivity, hiring, media expenditures, prescriber sales team and physician referrals, worldwide demand for oxygen therapies, and our supply chain, including supply constraints and cost inflation related to semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators and the possibility of a future impact on our manufacturing facilities in California and Texas;

•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;

•

our expectations regarding regulatory approvals including the period of time during which our sales in Europe will be suspended due to delayed European Medical Device regulation approval, and government and third-party payor coverage and reimbursement;

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

•

our expectations regarding our sales and marketing channels including expectations related to our prescriber sales team, including the expansion of the sales team and concierge service representatives and implementation of healthcare data, insights and tools through our partnership with Ashfield Healthcare, LLC (Ashfield) and its impact on clinician awareness and coverage, POC penetration, and sales team productivity;

•	our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•	our expectations regarding tariffs being imposed by the U.S. on certain imported materials and products;
•	our ability to successfully acquire and integrate companies and assets;
•	our expectations regarding the impact and implementation of trade regulations on our supply chain;
•	our expectations regarding excess tax benefits or deficiencies from stock-based compensation and our assessments and estimates of our effective tax rate;
•	our expectations of future accounting pronouncements or changes in our accounting policies;

•	our internal control environment;
•	the effects of seasonal trends on our results of operations and estimated hiring plans;
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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, and South Africa. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiary.

ITEM 1. BUSINESS

General

We were incorporated in Delaware on November 27, 2001. We are a medical technology company that primarily develops, manufactures and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a single battery and can be plugged into a power outlet as needed. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market between 2012 and 2020. Based on 2020 traditional fee-for-service Medicare data, we estimate the number of patients using portable oxygen concentrators represents approximately 21% of the total long-term oxygen therapy market (and approximately 26% of the total ambulatory long-term oxygen therapy market) in the United States, although the traditional fee-for-service Medicare data does not account for private insurance, Medicare Advantage, Medicaid and cash-pay patients in the market. We believe we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges, as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare business.

Since adopting our direct-to-consumer rental strategy in 2009, we have directly sold or rented more than 1,166,000 of our Inogen oxygen concentrators as of December 31, 2021.

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. We merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. We completed the acquisition of New Aera, Inc (New Aera) on August 9, 2019.

Our market

We consider our market to include patients that use traditional fee-for-service Medicare, commercial payors, retail sales and Veterans Administration population. While growth rates are subject to change over time, we believe that reduced reimbursement rates in connection with competitive bidding, and the enhanced Medicare billing requirements might have further contributed to growth opportunities for POCs that exceed the long-term oxygen therapy market growth rate. Since utilization of long-term oxygen therapy is strongly linked to developed nations with established government reimbursement, western Europe represents our second largest market today behind the United States.

Long-term oxygen therapy has been shown to be a cost-efficient and clinically effective means to treat hypoxemia, a condition in which patients have insufficient oxygen in the blood. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner, causing organ damage and poor health. Chronic obstructive pulmonary disease, or COPD, is a leading cause of hypoxemia. Between 60% to 65% of our patient population has been diagnosed with COPD, and as COPD progresses, patients may need long-term oxygen therapy as part of their treatment. Industry sources estimate that approximately 16 million people in the United States have been diagnosed with COPD, with millions more who are unaware they have COPD. COPD is the third leading cause of death in the United States and one of the leading causes of death globally. There are an estimated 251 million individuals worldwide who have COPD, with an estimated 100 million individuals located in China. Smoking is the leading cause of COPD. However, the European Respiratory Journal published a study in July 2019 that concluded ambient air pollution was associated with lower lung function and increased COPD prevalence, based on over 300,000 individuals aged 40 to 69 years.

According to our analysis of 2020 traditional fee-for-service Medicare data, approximately 80% of U.S. long-term oxygen therapy users utilized ambulatory oxygen and the remaining approximately 20% were considered stationary, and either required oxygen twenty-four hours a day, seven days a week, or 24/7, but were not ambulatory, or did not require oxygen 24/7 and only needed nocturnal oxygen. Clinical data has shown that ambulatory patients who use oxygen therapy 24/7, regardless of modality, have approximately two times the survival rate and spend at least 60% fewer days annually in the hospital than non-ambulatory 24/7 oxygen therapy patients. The cost of one year of long-term oxygen therapy is less than the cost of one day in the hospital. In addition, a report from the Centers for Medicare and Medicaid Services (CMS) in 2019 concluded that utilizers of oxygen therapy have lower deaths, hospitalizations, and days in the hospital than those who have a health condition that would support oxygen but do not use it.

Based on 2020 traditional fee-for-service Medicare data, we estimate that approximately 63% of the ambulatory patients rely upon the delivery model, which has the following disadvantages:

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

Portable oxygen concentrators were developed in response to many of the limitations associated with traditional oxygen therapy and the delivery model. Portable oxygen concentrators are designed to offer a self-replenishing, unlimited supply of oxygen that is concentrated from the surrounding air and to operate without the need for oxygen tanks or regular oxygen deliveries, enhancing patient freedom and independence. Additionally, because portable oxygen concentrators do not require the physical infrastructure and service intensity of the delivery model, we believe portable oxygen concentrators can provide long-term oxygen therapy with a lower cost structure.

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

•	relatively low patient and physician awareness of the existence and benefits of portable oxygen concentrators as an oxygen solution instead of the traditional delivery model;
•	lack of access to switch from oxygen tank or liquid deliveries to a portable oxygen concentrator using their insurance benefits due to the nature of the capped reimbursement structure; and
•	constrained manufacturing costs of conventional portable oxygen concentrators, driven by home medical equipment provider preference for products that have lower upfront equipment cost.

Our solution

Our Inogen One systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe improves quality-of-life, fosters mobility and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We believe our direct-to-consumer marketing strategy increases our ability to effectively develop, design and market our Inogen One solutions, as it allows us to:

•

drive patient awareness of our portable oxygen concentrators through direct marketing, thereby supporting our direct-to-consumer sales channel and creating pull through for our business-to-business channel;

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

•	utilize patient insights to inform our research and development efforts, allowing us to innovate based on this feedback and stay at the forefront of patient and prescriber preference.

We believe the combination of our direct-to-consumer marketing strategy with our focus on designing and developing oxygen concentrator technology has created a best-in-class portfolio of portable oxygen concentrators. Our two most recently released portable product offerings, the Inogen One G5 and the Inogen One G4, at 4.7 and 2.8 pounds with a single battery, respectively, are among the lightest portable oxygen concentrators on the market and offer among the highest oxygen flow capacity per pound. We believe our Inogen One solutions offer the following benefits:

•

Single solution for home, ambulatory, travel (including on commercial aircraft) and nocturnal treatment. We market our Inogen One solutions as single solutions, by which we mean a patient can use our Inogen One systems as their only supplemental oxygen source with no need to also use a stationary concentrator regularly. Our compressors are specifically designed to enable our patients to run our portable oxygen concentrators 24/7, whether powered by battery or plugged into a power outlet at home or in a car while the battery is recharging.

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

Our Inogen One systems and Inogen At Home system

We market our current portable product offerings, the Inogen One G5 and the Inogen One G4, as single solutions for long-term oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator, with minimal servicing of sieve beds, filters, and accessories. The technology in our Inogen One systems is effective for nocturnal use. Our Inogen One portable oxygen concentrators can operate reliably and cost-effectively over the long period of time needed to service long-term oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. The following table summarizes our key product features:

Key Product Specifications
	Inogen One G5	Inogen One G4
Capacity (ml/min)	1,260	630
Weight (lbs)	4.7 (single battery)	2.8 (single battery)
	5.7 (double battery)	3.3 (double battery)
Battery run-time	Up to 6.5 hours	Up to 2.6 hours
	(single battery)	(single battery)
	Up to 13 hours	Up to 5 hours
	(double battery)	(double battery)
Technology effective for overnight use	Yes	Yes
Sound	38 dBA	40 dBA

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

The Inogen One G5, our latest portable oxygen concentrator released to market in April 2019, is among the lightest products on the market and has higher oxygen production capabilities than the other sub-5 pound portable oxygen concentrators on the market. The performance parameters around our Inogen One systems allow us to serve ambulatory long-term oxygen patients based on their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

The Inogen At Home stationary oxygen concentrator allows us to access the non-ambulatory long-term oxygen therapy patient market and serves as a backup to our Inogen One system for ambulatory patients on our rental service. At approximately 18 pounds, we believe the Inogen At Home concentrator is the lightest five liter per minute continuous flow oxygen concentrator on the market today. Additionally, the Inogen At Home product has low power consumption with worldwide electrical compatibility, which should reduce the cost of electricity for oxygen therapy patients and reduce environmental impact of the product, as well as reduce manufacturing and distribution complexities. While the Inogen One product line is clinically validated for 24/7 use, the Inogen At Home product represents a compelling solution for stationary long-term oxygen therapy patients that do not require a portable solution, which are estimated to represent approximately 20% of total long-term oxygen therapy patients in the United States based on 2020 traditional fee-for-service Medicare data.

Our direct-to-consumer business model has enabled us to design and commercialize portable oxygen concentrators that address the full suite of features and benefits critical to patient preference and retention. Our products prevent patients from having to choose between lightweight size, suitability for 24/7 use, reliability, and key features such as battery life, flow and reduced noise levels.

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside sales staff, and a physician referral model. Of the $278.5 million of our 2021 revenue derived from the United States, approximately 50.6% represented direct-to-consumer sales, 32.8% represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 16.6% represented direct-to-consumer rentals.

As of December 31, 2021, we employed a marketing team of 5 people, an in-house sales team of 326 people (including 292 inside sales representatives), a field-based prescriber sales team of 41 people (including 35 prescriber sales representatives), and a business-to-business sales and global support team of 25 people.

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

Consumer Advertising	Patient Inquiry and Suitability Review	Physician Paperwork	Patient Set-up and Clinical Evaluation
■ Mixture of print, TV and internet advertising ■ Advertisements are designed to create awareness of our solutions among oxygen patients	■ Review current oxygen needs against Inogen solutions ■ Review insurance and cash options ■ Determine insurance eligibility	■ Obtain qualifying medical record, if necessary ■ Schedule patient visit, if necessary ■ Obtain supporting paperwork including order and prescription	■ Coordinate clinical assessment, if necessary ■ Obtain patient paperwork ■ Coordinate removal of current oxygen equipment, if necessary

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

To supplement the direct-to-consumer marketing model, we are also utilizing a physician referral model as a complementary sales method. Under this model, our prescriber sales organization works with physicians in the representative’s territory to help physicians understand our products and the value these products provide for patients. We believe that by educating physicians on our products, we can cost-effectively supplement our direct-to-consumer sales and rentals and capture a greater number of patients earlier in the course of their oxygen therapy.

Our direct-to-consumer marketing strategies also create demand for our products among other homecare equipment providers and business partners. In addition to generating consumer demand, we believe our products can create value for our business partners by either creating a retail sale opportunity for them or by reducing the need for costly home deliveries associated with oxygen tanks.

We also sell to resellers and traditional homecare providers in the United States, Canada, Europe, the Asia-Pacific region, Latin America, the Middle East and Africa that choose to deploy our products to long-term oxygen therapy patients either through insurance reimbursement or retail. These customers market the benefits of our products to oxygen therapy patients through consumer advertising and/or retail locations or to physicians through field-based prescriber sales representatives. We believe that in addition to the marketing efforts employed by our business customers, our own direct-to-consumer marketing efforts in the United States result in patient interest that our business customers field.

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

Concentration of Customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. For the year ended December 31, 2021, Medicare’s service reimbursement programs represented more than 10% of our total revenue. For the year ended December 31, 2020, one single customer represented more than 10% of our total revenue, OxyGo HQ Florida, our private label distribution partner. For the year ended December 31, 2019, no single customer represented more than 10% of our total revenue. As of December 31, 2021, one single customer and Medicare each represented more than 10% of our net accounts receivable with accounts receivable balances of $5.9 million and $2.7 million, respectively. As of December 31, 2020, two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $8.4 million and $7.0 million.

We rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 81.9%, 81.5% and 81.1% of rental revenue in 2021, 2020 and 2019, respectively, and based on total revenue were 10.6%, 7.5% and 4.8% for 2021, 2020 and 2019, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $2.7 million or 11.0% of total net accounts receivable as of December 31, 2021 and $1.9 million or 6.3% of total accounts receivable as of December 31, 2020.

International

Approximately 22.2% of our total revenue was from outside the United States in 2021. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. To date, we have sold our products in a total of 59 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2021, we had 13 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 8 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2021, 2020 or 2019.

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

Order fulfillment and customer support

Our procedures are designed to enable us to package and ship a system directly to the patient in the patient’s preferred configuration and we aim to do so the same day the order is received in most cases. This enables us to minimize the amount of finished goods inventory we keep on hand. Our primary logistics partner for shipments originating in the U.S. is UPS, which also provides additional services that support our direct-to-consumer oxygen therapy program. The UPS pick up service is used to retrieve products requiring repair and systems that are no longer needed by our rental patients. When necessary, we utilize a courier for white-glove service whereby the courier goes into a patient’s home to remove a replacement product from the box, package the failed device and return it to us. In this manner, we are able to operate as a remote provider while maintaining the level of customer service of a local oxygen therapy provider.

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2021, we had a dedicated customer service team of 61 people who were trained on our products, a clinical support team of 23 people who were licensed nurses or respiratory therapists, a patient intake team of 36 people, a rental billing intake team of 31 people, and a dedicated billing services team of 68 people. We provide our patients with a dedicated 24/7 hotline. Via the hotline, patients have direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever either the patient or the customer service representative deems appropriate. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, compliance, and safety with our products.

Third-party reimbursement

Medicare and private insurance rentals represented 12.9% of our total revenue in 2021, up from 9.2% of our total revenue in 2020. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service, and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2021, approximately 81.9% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior five years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI), sequestration and budget neutrality adjustments but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and the related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

Medicare payment rates are based upon whether the beneficiary resides in former or current CBAs, or in rural or non-rural non-CBAs, or in non-contiguous states. Non-CBA payment rates are based on regional pricing, that are derived from (former) competitive bidding payment rates. In  rural areas and non-contiguous states, payment rates are higher, to account for higher servicing costs in those areas. The Medicare reimbursement rates in rural areas is outlined in the table below, and include areas that are considered non-contiguous (Alaska, Hawaii, Puerto Rico, and the Virgin Islands). We estimate that approximately 18% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. These rates are typically updated annually each January as they are subject to the CPI, sequestration and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Therefore, Medicare payment rates are no longer affected by a budget neutrality adjustment, as of April 1, 2021. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the CPI, sequestration and budget neutrality adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2022 rates listed below include Coronavirus Aid, Relief, and Economic Security (CARES Act) increased rates due to the COVID-19 PHE, which may not be in place for all of 2022. If the COVID-19 PHE is declared over, the rates in these non-former CBAs, non-rural areas are expected to adjust down to the former CBA rates listed in the table above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

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

The 2% Medicare sequestration benefit that has been in place since May 2020 due to the COVID-19 PHE that was set to expire December 31, 2021 has been extended by Congress until March 31, 2022. The sequestration then resumes with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration resuming starting July 1, 2022 and continuing through September 30, 2030.

On April 6, 2020, CMS published an Interim Final Rule (IFR) in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, are waived. In addition, the Administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed medical review of claims and the prior authorization program for certain DMEPOS.

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment amounts that will be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and sequestration adjustments, as outlined above.

CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. The final payment methodology sets the fee schedule amounts to 100% of the Medicare (competitive bid derived) rates in all non-rural areas. This will reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended payment rate. The final payment methodology establishes the fee schedule amounts to a 50/50 blended payment rate, which is the same rate that is currently applicable in these areas.

In January 2021, CMS announced what the pivotal bid amounts would have been for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the pivotal bid amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS would have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.

CMS is required to propose future rounds of competitive bidding, which could change reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. At this point, CMS has not yet announced when a new round of competitive bidding will occur. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. As of January 1, 2017 (when the last round of competitive bidding was in effect), we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding per Medicare’s data on 2018 traditional Medicare fee-for-service beneficiaries in CBAs compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in any subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirement for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS issued guidance on February 10, 2022 to the Medicare Administrative Contractors detailing that the implementation date of the revised national coverage policy will be June 14, 2022. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will change their coverage determinations or the effective date of the new national coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.6% of our total revenue in the year ended December 31, 2021 and 7.5% in the year ended December 31, 2020.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the years ended December 31, 2021 and December 31, 2020. Our capped patients as a percentage of total patients on service was approximately 8.0% as of December 31, 2021 and 11.7% as of December 31, 2020. The decrease in percentage of capped patients in the comparative periods was primarily due to the significant increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 92 contracts as of December 31, 2021. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We believe that we are well positioned to respond to the changing reimbursement environment because our product offerings are innovative, patient-focused and cost-effective. We have historically been able to reduce our costs through scalable manufacturing, better sourcing, continuous innovation, and reliability improvements, as well as innovations that reduce our product service costs by minimizing exchanges. As a result of design changes, supplier negotiations, bringing manufacturing and assembly largely in-house and our commitment to driving efficient manufacturing processes, we have historically reduced our overall POC system cost and intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2022, we are focused on securing supply for components to make our products in spite of the higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding the impact of the semiconductor chip price increases), and increasing the robustness of our supply chain as part of our efforts to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption, as we have seen from the production halt we implemented in early January 2022 through early February 2022. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, a continued reduction or halt in supply from one of these single-source suppliers any dual-sourced suppliers or any other limited-source suppliers with similar sub-component suppliers could limit or prevent our ability to manufacture our products or devices until one or more sufficient replacement suppliers is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

We currently manufacture in two leased buildings in Plano, Texas and Goleta, California, that we have registered with the Food and Drug Administration (FDA), and maintain a Quality Management system for which we have obtained International Standards Organization (ISO) 13485 certification.

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

In 2019, 2020 and 2021, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our European demand and we expect this to continue in 2022. Our contract manufacturer also began manufacturing the Inogen One G5 in January 2020 and produced the vast majority of the Inogen One G5 concentrators required to support our European demand in 2021, which we expect to continue in 2022. Lastly, our contract manufacturer began repair services for the Inogen One product line in 2020 and repaired the majority of the Inogen One concentrators for our European customers. This has allowed us to continue to expand our manufacturing and repair capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our largest volume products, the Inogen One G5 and the Inogen One G4.

As of December 31, 2021, we had 280 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator and non-invasive ventilation field. As of December 31, 2021, our research and development staff included 28 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, non-invasive ventilation and manufacturing automation. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our Inogen One systems and Inogen At Home systems, as well as developing our next-generation oxygen concentrators and non-invasive ventilators. We have leveraged our sixty-six issued patents while also have historically reduced our overall POC system cost and intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

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

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., Rotech Healthcare, Inc., and Viemed Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our increased focus on building out a prescriber sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

Government regulation

Inogen One systems, Inogen At Home systems, TAV systems, and related accessories are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

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

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2024. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be non-compliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure or operating without a required state license may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we bill for Medicare reimbursement. Loss or suspension of our Medicare enrollment may also affect any Medicare competitive bidding program contracts we may apply for in the future. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all applicable state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state until compliance is achieved.

Federal anti-kickback and self-referral laws

The Federal Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration overtly or covertly, in cash or in kind, in return for, or to induce the:

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

Additionally, regulations issued for the Federal Anti-Kickback Statute and the Stark Law have undergone significant revisions, and it is reasonable to assume that revisions will occur in the future. While we have attempted to operate in compliance with these laws and regulations, our arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” or whistleblower lawsuits against companies. Although we believe that we are in compliance with the federal government’s laws and regulations, if we are found in violation of these laws, penalties of up to $0.024 million for each false claim, plus three times the amount of damages that the federal government sustained because of the act, can be assessed.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed public reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.18 million per year (or up to an aggregate of $1.191 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified Medicare or Medicaid overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability, and additional CMPs of $0.021 million for each item or service that is not reported and returned.

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

Patents

As of December 31, 2021, we had twenty-seven pending patent applications and sixty-six issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2019 acquisition of New Aera added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and New Aera include several categories.

Our patent portfolio contains four principal categories of patents and patent applications. One such category includes patents and patent applications directed to system and component designs that may be incorporated into Inogen’s oxygen therapy product line which includes the Inogen One G3, Inogen One G4, Inogen One G5, and the Inogen At Home oxygen concentrators. For example, U.S. patents 9,592,360 and 10,786,644 are directed to the Inogen One G3 design, U.S. patent 10,695,520 is directed to the design of the Inogen One G4, and U.S. patents 9,283,346, 10,004,869 and 10,869,986 are directed towards the Inogen at Home stationary oxygen concentrator. This category of patents expires in 2031 or later and may serve to deter competitors from reverse engineering or copying our design elements.

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

Trademarks

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, and South Africa. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Employees

As of December 31, 2021, we had 1,021 full and part-time employees worldwide, consisting of 517 employees in sales, marketing, clinical and client services, 280 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 196 employees in general administration and 28 employees in research and development. In addition, we had 97 temporary workers as of December 31, 2021, primarily in operations, to support spikes in demand. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

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

Talent acquisition and development

Inogen employees have specific career and development pathways, which are designed in consultation with the employee’s operational management and human resources. We encourage employees to take advantage of learning opportunities and we provide financial support through a tuition reimbursement program to help employees complete their college education and be prepared for higher level positions. As part of our commitment to career development and learning, we perform an annual affirmative action review by job role, and we have a policy to address identified pay or promotion discrepancies that are not based on experience or skill.

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

Health and safety

Our approach to health and safety uses both our management systems and our quality culture to minimize workplace incidents and maximize the care taken for employees who suffer from a workplace incident, per our health and safety policy.  Inogen also has a corporate wellness program to promote improved physical and emotional wellbeing. In response to the COVID-19 pandemic and related PHE and as part of our commitment to work to ensure the safety and well-being of our employees, our employees who are able and choose to work from home have done so since mid-March 2020. For employees returning to the workplace and the field, we have also taken additional safety measures, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, temperature screening and COVID-19 testing or vaccination records to access our workplaces.

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

Climate change

As a global respiratory therapy and medical device company, Inogen recognizes that greenhouse gas (GHG) emissions affect our climate and pose a serious challenge to the environment—and ultimately to the global economy. We believe that everyone shares responsibility to improve energy efficiency and to reduce GHG emissions in the atmosphere. Inogen supports global and national efforts to mitigate the impact of climate change. Inogen is committed to complying with all applicable laws and regulations that help reduce GHG and encouraging market adoption of low GHG emission technologies. Our position on climate change policy is guided by five principles:

1.	We believe that any global or national strategy to address climate change must be environmentally sustainable and economically viable.
2.

We believe that any climate change policy should be technology-neutral and designed to encourage private sector innovation and investment so that emissions reductions can be achieved in the most efficient manner possible.

3.

We believe that any global or national strategy to address climate change must be developed with input from stakeholder communication, including the public and private sectors, non-governmental organizations, academia, and investors.

4.

We believe that any policy to regulate GHG emissions should provide a clear, stable framework that enables the private sector to invest accordingly, and that minimizes the market imbalances that can result from policies applied unequally within or among nations.

5.	We believe that any policy to regulate GHG emissions should fairly account for companies that have already taken voluntary steps to reduce their GHG emissions.

Inogen is a responsible corporate citizen that has done business in 59 countries and territories around the world. Our business success and our environmental stewardship both depend on the efficiency of our global distribution network. Our long-term GHG reduction strategy is to optimize the processes that consume non-renewable resources within this network. We also recognize that, as a critical component of our customers’ supply chains, Inogen plays an important role in helping them operate in a more environmentally sustainable way.

Backlog

We run our operations on a just-in-time basis; however, the volatility of order intake may result in periods when incoming orders exceed our capacity. We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business. Further, our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Geographic information

During the years ended December 31, 2021, 2020, and 2019, substantially all of our long-lived assets were located within the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years, although a partial return to normal seasonal trends was seen in 2021. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2021, 2020, and 2019, the sales revenue in the second quarter accounted for 29.0%, 23.4% and 28.1%, respectively, and the sales revenue in the third quarter accounted for 26.0%, 23.8% and 25.4%, respectively, of our total sales revenue.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 301 Coromar Drive, Goleta, California 93117. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Information about our executive officers

The following table identifies certain information about our executive officers as of February 18, 2022.

Name	Age	Position
Nabil Shabshab	56	Chief Executive Officer, President, and Director
Michael Sergesketter	62	Executive Vice President, Finance, Chief Financial Officer, and Corporate Treasurer
Bart Sanford	56	Executive Vice President, Operations
Stanislav Glezer	49	Executive Vice President, Chief Technology Officer
George Parr	51	Executive Vice President, Chief Commercial Officer
Jason Somer	54	Executive Vice President, General Counsel and Corporate Secretary

Nabil Shabshab has served as our President, Chief Executive Officer, and as a director since February 2021. Previously, Mr. Shabshab served as Worldwide President of Diabetes Care and Digital Health at Becton Dickinson and Company from August 2017 until January 2021 and served as its Chief Marketing Officer and Executive Vice President of Strategic Planning from August 2011 until May 2017. Previously, from 2006 to 2010, Mr. Shabshab served as EVP, Global Portfolio, Chief Marketing Officer and Head of RD&E of Diversey, Inc., a cleaning and sanitation solutions company. Prior to that, from 2004 to 2006, Mr. Shabshab served as Principal of The Zyman Group, a marketing consulting firm. From 2002 to 2004, Mr. Shabshab served as Vice President, Client Solutions and Consulting, of Symphony IRI, a consumer marketing firm. Prior to that, Mr. Shabshab served in various sales and marketing roles in consumer goods companies. Mr. Shabshab holds an MBA from Northwestern University Kellogg School of Management and a B.S. in Computer Sciences from American Lebanese University. The board of directors believes that Mr. Shabshab’s extensive industry experience qualifies him to serve on our board of directors.

Michael Sergesketter has served as our Executive Vice President, Chief Financial Officer since December 2021. Mr. Sergesketter most recently served as CFO of Kimball Electronics, Inc. Mr. Sergesketter brings over forty years of finance experience in the manufacturing services industry. He brings expertise working across business functions, including with the CEO and Board of Directors, Audit Committee and Compensation and Governance Committee. As part of his role as the CFO of Kimball Electronics, Inc. following its spin-off in 2014 and through June 2021, Mr. Sergesketter led the transformation of the finance and reporting functions to support the newly formed public company, helping to formulate and execute on the strategy that led to global expansion. During his tenure at Kimball Electronics and its predecessors, Mr. Sergesketter had the responsibility for a number of critical finance functions, including SEC reporting, Treasury, Investor Relations, Tax, Financial Planning & Analysis, Internal Audit while playing a leading role in various M&A transactions in the U.S. and abroad.

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

Dr. Stanislav Glezer has served as our Executive Vice President, Chief Technology Officer since October 2021, responsible for R&D and Engineering, Medical Affairs, and Regulatory Affairs. Dr. Glezer has also served as our Executive Vice President and Chief Medical Officer from June 2021 to October 2021. Previously, Dr. Glezer was with Becton, Dickinson and Company, a global medical technology company where he served as the Worldwide Vice President of Medical Affairs for Diabetes Care since September 2018 with Business Development responsibilities added under him since January 2021. Prior to joining Becton Dickinson, Dr. Glezer served as the Chief Medical Officer at Adocia S.A. a biotechnology company, from 2017 to 2018. From 2016 to 2017, Dr. Glezer served as Vice President of Global Medical Affairs at Novo Nordisk, Inc., a healthcare company. Earlier, Dr. Glezer served in a number of roles of progressively increasing seniority, including, Global Project Head for the largest late-stage pipeline asset, Vice President of Evidence and Value & Access, Vice President of Medical Affairs, and Senior Director of Medical Strategy & Operations, for Sanofi S.A., a multinational pharmaceutical company, from 2001 to 2015. Dr Glezer holds a doctor of medicine from Moscow State University of Medicine and Dentistry and a MBA from California Coast University.

George Parr has served as our Executive Vice President and Chief Commercial Officer since April 2021. Most recently, Mr. Parr served as Executive Vice President & Chief Marketing Officer at Becton Dickinson and Company, a leading medical technology company, from November 2017 through January 2020. Previously, from 2014 to 2017, Mr. Parr served as Senior Vice President & Chief Marketing Officer at SIRVA Worldwide Relocation & Moving, a moving industry company. Prior to that, from 2006 to 2013, Mr. Parr served at Diversey, Inc., a cleaning and hygiene solutions company, as Senior Vice President & Chief Marketing Officer from 2010 to 2013 and Worldwide General Manager, Kitchen Hygiene & Fabric Care from 2006 to 2010. Prior to that, Mr. Parr served in various managing roles in consumer goods companies. Mr. Parr holds a MBA from DePaul University and a B.S. in Accounting from LaSalle University.

Jason Somer has served as our Executive Vice President and General Counsel and Secretary since July 2021. Most recently, Mr. Somer served as head Legal Counsel at Invoca, Inc., a SaaS analytics company. Prior to his time at Invoca, Mr. Somer served as Associate General Counsel at Sunniva, Inc., and as General Counsel and Corporate Secretary for Innova Gaming Group, a gaming company. Prior to joining Innova, Mr. Somer served as the Senior Vice President of Business Development and General Counsel at Sunora Energy Solutions, a solar energy development company. Mr. Somer also previously served as the Vice President of Special Projects and the Senior Global Counsel at Suntech Power, a Shanghai-based solar energy technology company. Prior to joining Suntech Power, Mr. Somer served as Director of Legal Affairs & Business Development at Ironport Systems, Inc. and as Associate General Counsel and a Business Development Director of Neoforma, Inc. Mr. Somer joined Neoforma from Morrison & Foerster where he was a corporate/securities associate based in New York. Mr. Somer holds a L.L.M. from Boston University, a L.L.B from the University of British Columbia School of Law, and a B.Sc. from the University of Western Ontario in Biology/Pharmacology.

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

Risks related to the regulatory environment:

•

extensive federal, state, and international regulations related to our business by numerous government agencies, including the U.S. Food and Drug Administration, or FDA and the European Medical Devices regulation;

•	the potential need to seek additional clearances or approvals for our products; and
•	potential FDA, state, or international regulatory enforcement action.

Risks related to our intellectual property:

•	our ability to secure and maintain patent or other intellectual property protection for the intellectual property used in our products;
•	the possibility that any of our patents may be challenged, invalidated, circumvented or rendered unenforceable; and
•	patent and other intellectual property litigation if our products infringe or appear to infringe the intellectual property rights of others.

Risks related to being a public company:

•	increased costs as a result of operating as a public company and the substantial time our management will be required to devote to compliance initiatives and corporate governance practices; and
•	our ability to maintain effective internal controls.

Risks related to our common stock:

•	the volatility of the trading price of our common stock;
•	the publication of research reports by securities or industry analysts;
•	potential sales of a large number of shares of our common stock;
•	anti-takeover provisions in our charter documents and under Delaware law; and
•	our intention not to pay dividends for the foreseeable future.

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

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., Rotech Healthcare, Inc., and Viemed Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our increased focus on building out a prescriber sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements or changing or uncertain business conditions or macroeconomic trends, including supply chain challenges. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, including those who have adopted or may in the future adopt direct-to-consumer sales models, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

We depend on a limited number of customers for a significant portion of our sales revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the years ended December 31, 2021, 2020, and 2019, sales revenue to our top 10 customers accounted for approximately 27.4%, 29.0% and 33.5%, respectively, of our total revenue. The Medicare service reimbursement programs represented more than 10% of our total revenue for the year ended December 31, 2021. One single customer represented more than 10% of our total revenue for the year ended December 31, 2020 and no single customer represented more than 10% of our total revenue for year ended December 31, 2019. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020 and continuing through the first quarter of 2021, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems, our Inogen At Home systems, and our Tidal Assist® Ventilator (TAV®). For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. Many of our products also utilize components that are available from a limited number of suppliers. Our dependence on single-source or limited-source suppliers of components may expose us to several risks, including, among other things:

•	our suppliers or their component sub-suppliers may be unable to meet demands due to global supply chain disruptions;
•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials and components or changes in demand from us or their other customers;
•	our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 pandemic and related PHE;
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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in 2021 and the first quarter of 2022 and expect to continue to see these disruptions through 2022, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators. This semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. While we have taken steps to attempt to mitigate the impact of this supply shortage, it has had and will likely continue to have an increased negative impact on our ability to manufacture products (including with respect to the production halt discussed below) as these chips are used across all of our portable oxygen concentrators in our batteries and printed circuit boards. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on shipment dates from our regular suppliers, canvassing the open market for supplies, and using the price increase we implemented on September 1, 2021 to help offset some of the increased costs, but in spite of these efforts we have been supply constrained and with these components facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold in the third and fourth quarter of 2021, and we expect this to have an increased impact on our material costs in 2022. Even though we paid significant costs in the third and fourth quarters of 2021 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages may continue through 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations, we are still seeing challenges in terms of availability of supply and we believe the supply shortage continues to represent an increased risk to the business in 2022, and we may suspend manufacturing again in the future due to these shortages.

In addition, we have seen supply chain challenges tied to the COVID-19 pandemic and related PHE in printed circuit boards, corrugated boxes, aluminum machined parts, plastic molded parts, and batteries. While we have been able to coordinate with our suppliers to minimize disruption to our business related to these components, we may not be able to do so in the future and may be required to further slowdown or temporarily halt production. We may also face similar situations in the future and we may not be able to quickly establish additional or replacement suppliers, particularly for our single source components or subassemblies, and may experience similar delays in manufacturing. Any interruption or delay in the supply of components or subassemblies, or our inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

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

If we are unable to continue to enhance our existing products, develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $16.6 million, $14.1 million and $9.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. We also plan to incorporate the TAV technology acquired from the New Aera acquisition directly into our oxygen concentrators, with minimal expected sales of the TAV product in its current configuration.

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

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, total business-to-business demand declined in the second quarter of 2020 continuing through the first quarter of 2021 due to physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs and temporary reduced operating capacity of certain respiratory assessment centers and continued delays in certain European markets due to the COVID-19 pandemic and related PHE. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related PHE could have on our business, the continued spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments and local authorities of affected regions has adversely affected our operating results and could cause or contribute to, among other things: significant volatility or reductions in demand for our products; delays in our product development pipeline; delays in obtaining regulatory clearances or approvals to market our products in certain jurisdictions; failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so; and our inability to meet our customers’ needs due to disruptions to our operations or the operations of our contractors, suppliers, other partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements. In addition, new variants of COVID-19 could prove to be deadlier or more transmittable, or the developed vaccines may be ineffective versus these new variants, which could negatively impact our business and financial results.

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

The COVID-19 pandemic and related PHE continues to rapidly evolve. The COVID-19 pandemic and related PHE has already adversely affected our financial results and the extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise, and how quickly and to what extent normal economic and operating conditions can resume if and when the COVID-19 pandemic and related PHE subsides. While the extent of the impact of the COVID-19 pandemic and related PHE on our business and financial results is uncertain, we have already been negatively impacted and a continued and prolonged public health crisis could have a further material negative impact on our business, financial condition and results of operations. Even after the COVID-19 pandemic and related PHE has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in this Annual Report on Form 10-K may be heightened.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our batteries are sourced from a single source supplier, and sub-components of the battery are also sourced from single source suppliers. While our printed circuit boards are sourced from dual sources, the sub-components of these boards are sourced from single source suppliers. We are experiencing limited availability of certain semiconductor chip components for our Inogen One portable oxygen concentrators in both its batteries and printed circuit boards, and we do not have long-term supply contracts that would guarantee our supply during these periods of higher demand and lower availability of these sub-components. This has led to orders not being filled in a timely manner and a temporary production halt in the first quarter of 2022 and is expected to lead to increased costs for components and limited supply availability through 2022. Therefore, we expect to be unable to fully meet customer demand for our products during the first quarter of 2022 and we expect these supply constraints to continue through 2022. For additional discussion of potential risks related to our inability to source components of our products, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

We may also be affected by other supply limitations during the COVID-19 pandemic and related PHE that could affect our ability to fulfill orders. If we inaccurately forecast demand or fail to place orders timely enough relative to fluctuating lead time requirements for components or subassemblies, our ability to manufacture and commercialize our products could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers or if our suppliers, in the near term or the long term, are not able to supply sufficient quantities of components or subassemblies needed for our products due to the COVID-19 pandemic and related PHE, we may be required to change suppliers or, if we are unable to find alternative suppliers in a timely manner, we may be required to further slowdown or temporarily halt production which would adversely impact our business, financial condition and results of operations.

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

•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 8.0% as of December 31, 2021 and 11.7% as of December 31, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

In May 2020, Congress eliminated the 2% Medicare sequestration payment reduction that applies to all Medicare providers and suppliers, due to the COVID-19 PHE, and Congress has extended it until March 31, 2022. The sequestration payment reduction resumes with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration resuming on July 1, 2022.

•

In addition, the CARES Act established a provider relief fund of $100 billion for Medicare providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE, and as a Medicare supplier we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provides additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion is additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which is in addition to the $100 billion approved in the CARES Act.

•

On April 6, 2020, CMS issued an Interim Final Rule (IFR) in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, will be waived.

•

The Trump administration also issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS is waived when signatures cannot be collected during the COVID-19 PHE for dates of services within the PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and suspended medical review of claims. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed medical review of claims and the prior authorization program for certain DMEPOS.

•

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment amounts that will be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and sequestration, as outlined above.

CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Payment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but payment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates that are based upon (former) competitive bid rates. This will reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate.

•

In January 2021, CMS announced, for informational purposes only, the payment amounts that would have been effective for the competitive bidding round 2021 as part of its effort to increase transparency into the DMEPOS Competitive Bidding Program. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 payment amounts for these regions for this code was $73.98. The simple average of the payment amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS were to have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.

•

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This will allow the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirements for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS has announced that the implementation date for the revised national coverage determination will be June 14, 2022. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will change their coverage determinations.

These legislative provisions have had and may continue to have a material and/or adverse effect on our business, financial condition and results of operations.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2021, approximately 81.9% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior five years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and sequestration adjustments, but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment methodologies that will be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the PHE, except for inflation and sequestration adjustments that typically occur annually each January but have not yet been announced.

CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. The final payment methodology sets the fee schedule amounts to 100% of the Medicare rates in all non-rural areas. This will reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended reimbursement rate.

In January 2021, CMS announced what would have been the payment amounts for the competitive bidding round 2021. As a reminder, the bids for oxygen were based on the HCPCS code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 single payment amounts for these regions for this code was $73.98. The simple average of the payment amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS were to have implemented these rate changes, the average payment amounts in these regions for POCS (codes E1390 and E1392) would have been $157.60, which is significantly higher than the $110.07 per month being paid as of January 1, 2021.

Medicare payment rates are based upon whether the beneficiary resides in a (former) CBA, or in a rural or non-rural non-CBA, or in non-contiguous states. Non-CBA payment rates are based on regional pricing, that are derived from former competitive bidding payment rates. In rural areas and non-contiguous states, payment rates are based on a higher 50-50 blended rate, to account for higher servicing costs in those areas. We estimate that approximately 18% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021 were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $136.24 for HCPCS code E1390 and $44.69 for HCPCS code E1392, which were increased to $136.84 and $44.99, respectively. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act.  See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI) and sequestration adjustments, but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2022. Once the Administration ends the COVID-19 PHE, the rates in these non-former CBAs, non-rural areas are expected to adjust down to the former CBA rates listed in the table above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

CMS is required to conduct future rounds of competitive bidding, which could reduce reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. Cumulatively in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. Effective January 1, 2017, we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we currently operate in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.6% of our total revenue in the year ended December 31, 2021 and 7.5% in the year ended December 31, 2020.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2021 and December 31, 2020. Our capped patients as a percentage of total patients on service was approximately 8.0% as of December 31, 2021 and 11.7% as of December 31, 2020. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic sequestration reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and subsequent federal laws have paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through March 31, 2022. Starting April 1, 2022, and through June 30, 2022, there will be a 1% sequestration reduction, and the full 2% sequestration reduction will resume on July 1, 2022. We expect that additional state and federal healthcare policy measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

In addition to the legislative changes discussed above, the Patient Protection and Affordable Care Act requires healthcare providers to voluntarily report and return an identified overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability.

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. Some states have already enacted legislation that require in-state facilities. We are monitoring all state requirements to maintain compliance with state-specific legislation and access to service patients in these states. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business in a particular state, which would adversely impact our business, financial condition and results of operations.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2021, 2020 and 2019, approximately 12.9%, 9.2% and 5.9%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process which would adversely affect our business, financial condition and results of operations.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our products at our facilities in Plano, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, the COVID-19 pandemic and related PHE related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time. Although we and our contract manufacturer have been able to keep our manufacturing facilities open thus far during the COVID-19 pandemic and related PHE, we cannot assure that we will be able to continue to do so indefinitely.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. Since 2018, our contract manufacturer has produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2022 and 2023. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

Going forward, we plan to hire additional inside sales representatives at a more controlled pace across all three facilities to expand sales capacity, but our inside sales representative headcount was down significantly at year-end 2019 compared to year-end 2018 and, due to the impact of the COVID-19 pandemic and related PHE, it was also down at year-end 2020 compared to year-end 2019. Headcount was also down slightly at year-end 2021 compared to December 31, 2020. In 2022, we expect hiring will continue to be challenging due to the continued impacts of the COVID-19 pandemic and related PHE, so we do not expect to increase our inside sales force and instead expect to offset attrition with replacement hiring. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, particularly given the impact of the COVID-19 pandemic and related PHE, and to the extent they are not effective it may negatively affect our financial condition and results of operations.

In addition, we plan to hire additional sales representatives in our prescriber sales organization, primarily through Ashfield, our contract sales organization, to enhance our go-to-market capabilities in the U.S. The employment market is very challenging and there is no guarantee that they, or we, will be able to hire all of the required employees to our prescriber sales organization in the future or retain existing staff. Additionally, Ashfield will provide access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. While we believe that our investments in the prescriber sales organization will enhance our growth in direct-to-consumer sales and rental revenue, it will take time for these sales representatives to be fully trained and ramped up to full productivity, and it will take time for the sales tools to be implemented across our existing prescriber sales representatives. To the extent that the sales tools being implemented, or the sales representatives hired either through us or Ashfield, are not effective, or the number of sales representatives does not reach the number anticipated, it may negatively affect our future growth and results of operations.

In addition, our sales expansion and productivity improvements for 2022 may continue to be negatively impacted due to the COVID-19 pandemic and related PHE. In connection with the COVID-19 pandemic and related PHE, we expect minimal inside sales representative headcount additions in 2022, and we expect the COVID-19 pandemic and related PHE may continue to reduce the number of oxygen therapy patients who purchase our products directly through our direct-to-consumer sales channel, and the number of sales generated from physician offices or make it more difficult to get paperwork and testing from physician offices. The reduction in nonessential travel may also continue to harm our business, particularly for our prescriber sales representatives and business-to-business partners who rely on physician office and hospital visits to drive business, and patients who rely on physicians to prescribe them oxygen therapy after in-office testing.

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

Our business strategy may, from time-to-time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of New Aera in 2019. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019 and completed our integration process. We made certain assumptions relating to the New Aera acquisition, which assumptions may have been inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating costs, and general economic and business conditions that adversely affect the combined company following the acquisition. After integration of New Aera, and partially as a result of the negative litigation outcome in our case against the Department of Health and Human Services, we believe that our assumptions regarding New Aera will not be fully realized. We believe that there are still many risks associated with the TAV product, including whether we will be able to successfully incorporate TAV into our existing products, what sort of competition there may be for the TAV product, if and when implemented, and the other risks identified in this Annual Report on Form 10-K.

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label partners and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, one single customer and Medicare each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $5.9 million and $2.7 million, respectively, as of December 31, 2021, and two customers each with an accounts receivable balance of $8.4 million and $7.0 million, respectively, as of December 31, 2020. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2021, 2020 and 2019, approximately 22.2%, 20.1% and 21.5%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A portion of our international product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

For example, for the year ended December 31, 2021 we experienced a net foreign currency loss of $0.7 million, for the year ended December 31, 2020 we experienced a net foreign currency gain of $0.6 million, and for the year ended December 31, 2019 we experienced a net foreign currency loss of $0.2 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2021. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the notes in our consolidated financial statements in this Annual Report on Form 10-K.

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

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, our Executive Vice President, Chief Commercial Officer, George Parr, joined us in April 2021, our Executive Vice President, Chief Technology Officer, Stanislav Glezer, joined us in June 2021, our Executive Vice President, General Counsel, Jason Somer, joined us in July 2021, and our Executive Vice President, Finance and Chief Financial Officer, Michael Sergesketter, joined us in December 2021 in an interim capacity while a search for a permanent candidate is underway.

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

We operate in multiple taxing jurisdictions and certain revenue streams may be subject to sales and use tax. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to taxability of our revenue also materially impact our sales and use tax liabilities. The California State Board of Equalization conducted a sales and use tax audit of our operations in California in 2008. As a result of the audit, the California State Board of Equalization confirmed that our sales are not subject to California sales and use tax. We believe that our sales of concentrators and accessories may be subject to sales and use tax in certain other states, but that there are exemptions from sales and use tax in most states. There can be no assurance, however, that other states may agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 6 – Income taxes in the notes of our consolidated financial statements in this Annual Report on Form 10-K for additional information and factors that could impact the Company’s ability to realize the deferred tax assets.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, but increased the fiscal year 2030 sequestration cuts. In December 2021 through the Protecting Medicare and American Farmers from Sequester Cuts Act, the 2% Medicare sequestration benefit that was set to expire December 31, 2021 has been extended until March 31, 2022. The sequestration then resumes with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration resuming starting July 1, 2022. Once the sequestration reduction is reinstated, this could adversely affect our financial condition and results of operations.

The implementation of prior authorization rules for DMEPOS under Medicare could negatively affect our business and financial condition.

CMS has issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization” and that have an average purchase fee of $1,000 or greater, or an average rental fee schedule of $100 or greater. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen (code E1390) was included on the master list, but was later removed. On April 22, 2019, stationary oxygen (E1390) was again added to the list of potential codes that could be subject to PA. On November 8, 2019, CMS revised the criteria for inclusion on the master list and added 212 DMEPOS items, including portable oxygen concentrators (E1392), to the master list. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS selects a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements, instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. If our products are subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

Risks related to the regulatory environment

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions and be required to make significant changes to our operations that could adversely affect our business, financial condition and results of operations.

The federal government and all states in which we currently operate regulate various aspects of our business. In particular, our operations are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in many states to act as a durable medical equipment supplier. Certain of our employees are subject to state laws and regulations governing the professional practice of respiratory therapy.

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to strict government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and audits and obtain information from healthcare providers. Violations of federal and state laws or regulations can result in severe criminal, civil and administrative fines, penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

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

Any modification we make to our products that could significantly affect their safety or effectiveness, or would constitute a material change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification, a de novo application or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. We plan to make similar determinations regarding modifications to our 510(k) products, which may include the redesign of the G5 System motherboard pending validation testing. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory penalties or fines.

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

Approximately 22.2%, 20.1% and 21.5% of our total revenue was from sales outside of the United States for the years ended December 31, 2021, 2020, and 2019, respectively. We have sold our products in a total of 59 international countries or overseas regions outside of the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive, may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that failed to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the Medical Device Directive (MDD) may not be placed on the market in the European Union after May 2024. The extension of the existing certificates under the MDD or obtaining a new certificate under the MDR is required for continued marketing in the European Union after May 18, 2022. We are preparing the filing of the MDR submissions in the earlier part of 2022.

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

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The Federal False Claims Act allows any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statute) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under this federal law may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim that items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. The majority of states also have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or in several states, apply regardless of payor. Penalties under these state laws can be comparable to those under their federal equivalents.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $0.18 million per year (and up to an aggregate of $1.177 million per year for “knowing failures”), subject to an annual adjustment for inflation.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value made to applicable recipients, including physicians. Certain states mandate implementation of compliance programs and/or the tracking and annual reporting of gifts, compensation and other remuneration to physicians and other applicable recipients. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on November 15, 2021 sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after November 15, 2021, if the violation occurred on or after November 2, 2015.

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

We have sold our products in a total of 59 international countries or overseas regions outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of December 31, 2021, we have twenty-seven pending U.S. and international patent applications, forty-seven issued U.S. patents, and nineteen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our TAV product, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G2,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own a pending application for “Inogen” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Mexico, Europe (European Union registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, and South Africa. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

As of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 53.6% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we lease approximately 51,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in March 2030; approximately 154,000 square feet of manufacturing and office space in Plano, Texas under a lease that expires in April 2031; and approximately 94,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; and Breukelen in the Netherlands with lease terms of 3 years. We also own land and office space in Manitowoc, Wisconsin. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

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

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig. On November 10, 2021, the plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice. On February 8, 2022, the court dismissed the California derivative action without prejudice.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S & P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from December 31, 2016 to December 31, 2021. This graph assumes an investment of $100 on December 31, 2016 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Inogen, Inc.
S & P Healthcare Equipment & Supplies^(1)
Russell 2000^(2)
NASDAQ Composite^(3)

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Inogen, Inc.	$100.00	$81.49	$83.40	$45.57	$29.53	$22.43
S & P Healthcare Equipment & Supplies^(1)	100.00	129.50	140.90	171.41	228.15	237.88
Russell 2000^(2)	100.00	113.14	99.37	122.62	145.90	165.70
NASDAQ Composite^(3)	100.00	128.24	123.26	166.19	239.08	292.42

(1)	The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.

(2)	The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)	The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 18, 2022, there were 21 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6. [RESERVED]

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

The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Inogen’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. The MD&A is organized in the following sections:

•	COVID-19 pandemic and related PHE
•	Overview
•	Basis of presentation
•	Results of operations
•	Liquidity and capital resources
•	Sources of funds
•	Uses of funds
•	Non-GAAP financial measures
•	Critical accounting policies and estimates

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant adverse effects on businesses and healthcare institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic and related public health emergency (PHE) could have on our business, the continued spread of COVID-19, both across the United States and throughout the world, and the measures taken by the governments of countries and local authorities affected has adversely impacted and could likely continue to adversely impact patient mobility, care accessibility, diagnosis rates, demand for our products, our business operations, including manufacturing, due to supply chain constraints, hiring and continued employment of our employees and contractors, shipment, cost of our products, and our financial condition and operating results.

Our priorities during the COVID-19 pandemic and related PHE include protecting the health and safety of our employees and supporting our patients and customers. Given the COVID-19 impact to the respiratory system, we anticipate that it is possible that the demand for long-term oxygen therapy will increase due to new cases of chronic respiratory failure or exacerbation or progression of preexisting respiratory conditions will sustain or increase, although this is not based on clinical data. We also believe stationary oxygen concentrators, and, secondarily, portable oxygen concentrators (POCs) could help meet the needs of global healthcare systems by allowing appropriate patients to use oxygen therapy at home to treat respiratory symptoms.

However, the COVID-19 pandemic and related PHE adversely impacted our consolidated operating results starting in the second quarter of 2020. We experienced lower direct-to-consumer sales starting toward the end of the first quarter of 2020, which we believe was primarily associated with shelter-in-place orders, self-quarantine, reduced mobility and travel, and reduced access to clinicians for diagnosis and follow-up for chronic obstructive pulmonary disease (COPD) patients related to the mandates and behaviors emanating from the COVID-19 pandemic and PHE. In periods with lower COVID-19 spread, we saw improved consumer demand for our products, which we believe was due to increasing vaccination rates and other effective containment measures, higher consumer confidence, mobility and interest in travel, versus lower demand in periods with higher COVID-19 spread. Those impacts were in addition to our traditional seasonality in consumer buying patterns. We continue to believe that potential future shelter-in-place orders, reduced travel, lower consumer confidence, or the impacts of new variants could reduce consumer demand in future periods.

Despite the COVID-19 pandemic and related PHE adverse impacts to direct-to-consumer sales, we experienced increased rental setups in the second quarter of 2020 through 2021, which we believe was due to Medicare and commercial payors reducing some of the administrative burden for oxygen therapy and our focus on the rental channel of the business. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

In the business-to-business channel, there have been certain surges in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates due to the tendency of hospitals to discharge COVID-19 impacted patients for treatment at home during rehabilitation due to space and labor shortages in hospitals. However, overall business-to-business demand has been lower because of the COVID-19 pandemic and related PHE due to lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined due to the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic. Similar to our direct-to-consumer sales channel, business-to-business sales improved in periods with lower COVID-19 spread, higher consumer confidence, interest in travel, and availability of effective vaccines. In addition, this channel is impacted by COPD patient referral volumes in our core markets of the United States and Europe, which tends to improve in periods with lower COVID-19 spread due to a patient’s willingness to see their physician. However, supply constraints, primarily due to limited semiconductor chip availability, negatively impacted sales in 2021 mainly in the domestic business-to-business channel, as discussed in more detail below.

During 2020 and 2021, we were able to broadly maintain our operations, but in the first quarter of 2022 we were forced to temporarily suspend production due to the semiconductor chip shortages discussed below. As seen in this temporary production halt, the COVID-19 pandemic and related PHE have caused and could continue to cause disruption to our supply chain that could impact our operations, limit our growth, and increase our cost of goods sold.

For example, we have seen higher semiconductor chip demand and reduced semiconductor chip availability in 2021 and the first quarter of 2022, which has impacted our ability to produce and sell systems and batteries. We expect availability issues to continue through 2022, which has impacted and will continue to impact our ability to produce and sell systems and batteries until supply stabilizes. The semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product, including with respect to the temporary production halt discussed below, as these chips are used across all of our portable oxygen concentrators, in both our batteries and printed circuit boards on our systems and, if we are not able to obtain sufficient components going forward, we could be forced to slowdown or temporarily halt production again. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on supply and shipment dates from our regular suppliers, sourcing from the open semiconductor channel, and using appropriate pricing actions such as the price increase we implemented on September 1, 2021 to help offset some of the increased cost, but we expect increasing challenges in terms of supply constraint and inflationary pressure moving forward.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the second half of 2021, and we expect this to have an increased impact on our cost of goods sold throughout 2022. Even though we paid significant costs in the second half of 2021 associated with acquiring chips on the open market, most of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. We believe based on our assessment and industry feedback that these supply shortages and increased costs are likely to continue through 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints and cost inflation for other components used in our products albeit to a lower degree. Due to semiconductor chip shortages as of late December 2021, we temporarily suspended manufacturing operations beginning January 3, 2022, at our Texas and California locations as well as at Foxconn, our contract manufacturer in the Czech Republic. We have since secured the required semiconductor supplies to resume production and restarted our manufacturing operations at all three locations in early February. While we have been able to restart manufacturing operations at all locations, we are still seeing challenges in terms of available supply and we believe the supply shortages continue to represent an increased risk to the business for 2022.

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue into 2022. These hiring, retention, and cost challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response to these challenges, we have implemented more flexible workplace requirements depending on the role, such as increasing ability for remote work, but we still expect to be challenged by the macro-economic employment environment.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused demand to fluctuate for our products across all channels due to the global economic environment and changes to physician visits, interactions, testing requirements and diagnosis. Additionally, while we planned for sales and marketing expansion in 2021, we saw lower hiring and increased attrition in our direct-to-consumer sales force primarily due to increased competition for sales professionals in 2021. The labor shortage trend for qualified sales professionals may continue in 2022, limiting our ability to grow in future periods.

The health and safety of our people and their families continues to be our primary focus. Our ability to continue to operate without any significant negative operational impacts will in part depend on our ability to protect our employees. As the COVID-19 pandemic and related PHE has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We follow recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our manufacturing facilities, and those with patient, prescriber, or customer face-to-face interactions. Employees whose tasks can be done offsite have been allowed to work from home and most of our personnel continue to work from home. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures and markets innovative POCs used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Long-term oxygen therapy is defined as the provision of oxygen therapy for use at home in patients who have chronic low blood oxygen levels (hypoxemia). Traditionally, these patients have relied on stationary oxygen concentrator for use in the home and oxygen tanks or cylinders for mobile use, which we call the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. Our proprietary Inogen One® systems concentrate the air around the patient to offer a single source of supplemental oxygen anytime, anywhere with a portable device weighing as little as approximately 2.8 pounds with a single battery. Our Inogen One systems range from 2.6 to 6.5 hours of battery life with a single battery and can be plugged into an outlet as needed. We believe our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

We employ a direct-to-consumer market and rental strategy that we believe contributes to our leadership position in the POC market. Our direct-to-consumer market and rental strategy means that we (i) advertise directly to consumers, process their physician paperwork, and provide clinical support as needed and (ii) bill Medicare or insurance on the patient’s behalf in the United States. We believe that we are the only POC manufacturer offering patients both a purchase and a rental option to acquire an oxygen therapy device.

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

To accomplish this goal and to grow our revenue, we intend to:

•

Expand our domestic direct-to-consumer sales and prescriber sales teams and increase productivity.  We expect minimal net new inside direct-to-consumer sales hires in the near term due to the size and quality of the candidate pool and expected attrition, but as part of our growth plans, we are increasing our focus on improving performance and productivity of our existing sales force. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.

During the year ended December 31, 2021, the number of inside direct-to-consumer sales representatives decreased to 292 from 300 as of December 31, 2020. In 2021, hiring was challenging due to the continued impacts of the COVID-19 pandemic and related PHE. We hope to offset attrition with replacement hiring in 2022 while we opportunistically increase the total inside direct-to-consumer sales representatives if and when required while maintaining our hiring standards and being mindful of the supply constraints.

We also plan to expand our prescriber sales team to drive increased physician referrals for patient rentals. This specialized sales team consisted of 35 sales representatives and 6 support personnel as of December 31, 2021. In addition, we are using a third-party contract sales organization, Ashfield, that will only represent Inogen in the field, to enhance our go-to-market capabilities in the U.S. As of January 2022, we had approximately 47 dedicated sales representatives, 10 sales representations with accepted offers that will be in the field early March 2022, and 12 concierge service representatives to our prescriber sales team. Additionally, Ashfield will provide access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. The combined sales organization, Inogen and Ashfield, will benefit from access to Ashfield’s comprehensive offering of analytics tools, sales operations support, and personalized concierge services that will help drive productivity and efficiency.

•

Expand our domestic direct-to-consumer marketing efficiently and, optimize pricing.  We slightly increased marketing efforts in 2021 to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as patient interest increased, so media and advertising costs increased to $35.2 million in 2021 compared to $34.2 million in 2020. We plan to increase and optimize marketing spend to drive consumer and physician awareness of our products in 2022 and beyond. We raised prices as of September 1, 2021 to partially offset rising product costs. We plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our rental revenues.  We are evolving our operating model to focus the enhanced prescriber sales team on rental opportunities with our direct-to-consumer sales team focusing mainly on cash sales. We believe the new specialized operating model will drive higher rental setups as we expand prescriber and payor awareness of our products and services.

Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through 2021. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has finalized additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Third-party reimbursement section of Item 1 above. These changes may reduce the administrative burden and increase patient access to our products; however, we still need additional clarity on how it will be implemented.

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

Supplemental oxygen is a treatment prescribed by healthcare professionals for patients with hypoxemia, which in some cases may be caused or exacerbated by COVID-19. While there have been surges in demand for oxygen concentrators by our HME providers during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates, domestic business-to-business demand in 2020 was lower because of the COVID-19 pandemic and related PHE due to lower retail sales, lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Domestic HME provider demand increased in the fourth quarter of 2020 and in the year ended December 31, 2021, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases and increased patient ambulation and consumer confidence.

However, in spite of the increased demand, in the third and fourth quarters of 2021 we saw supply constraints associated with the semiconductor chip shortage that limited growth in this channel, and we expect this to continue in the near-term in 2022, specifically in the first quarter as we were forced to temporarily halt production from early January 2022 to early February 2022 due to these supply constraints.

•

Increase international business-to-business adoption.  Although our main growth opportunity remains POC adoption in the United States given what we still believe is a relatively low penetration rate, we believe there is a sizable international market opportunity, particularly in Europe where there is existing oxygen reimbursement for respiratory conditions. In order to take advantage of these international markets, we have partnered with distributors who serve those markets and key customers in them. We additionally have an Inogen base of operations for sales and customer service in the Netherlands and use Foxconn to support the majority of our European sales volumes. We have sold our products in a total of 59 international countries and overseas regions.

Current Inogen products are commercialized in the European Union under Medical Device Directive (MDD) certificates, expiring on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European Medical Devices Regulation (MDR) is required for continued marketing in the European Union after May 18, 2022. We are preparing the filing of the MDR submissions in the earlier part of 2022 and have verified our ability to meet most of the demand in terms of existing orders up to the MDD certificate expiration. Additionally, we are in the process of applying for select European country level exemptions if supply is constrained and prevents us placing adequate supply into the EU supply chain before May 18, 2022. We are also securing the necessary certification from the United Kingdom and Switzerland which we believe would be completed in Q1 2022.

As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 continuing through the first quarter of 2021, primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, continued tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, as in the United States, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand during 2021, which we believe was due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in certain markets associated with spikes in COVID-19 cases in such instances. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets.

Over time, as the U.S. and European markets mature, our growth will depend on our ability to drive POC adoption in developing or emerging markets, where limited oxygen therapy treatment and reimbursement exists today. However, growth may also be limited by regulatory and reimbursement clearances, currency fluctuations, capital expenditure constraints, ongoing restructuring challenges, and tender uncertainty.

•

Invest in our oxygen product offerings to develop innovative products and expand clinical evidence.  We incurred $16.6 million, $14.1 million and $9.4 million in 2021, 2020 and 2019, respectively, in research and development costs, and we intend to continue to make such investments in the foreseeable future.

We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the short-term. The Inogen One G5 represented more than 80% of total domestic POC units sold in 2021, showing the strong demand for this product from both patients and providers.

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

We plan to also invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

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

In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared Tidal Assist® Ventilator (TAV®) system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2022, and we expect limited contributions to revenue in its existing configuration.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2022, we are focused on securing supply for components to make our products in spite of the higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips), and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, columns, and some molded plastic components. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks, and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption, as we have seen from the production halt we implemented in early January 2022 through early February 2022. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, a continued reduction or halt in supply from one of these single-source suppliers, any dual-sourced suppliers or any other limited source suppliers with similar sub-component suppliers could limit or prevent our ability to manufacture our products or devices until one or more sufficient replacement suppliers is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the years ended December 31, 2021, 2020 and 2019, approximately 22.2%, 20.1% and 21.5%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 74.1%, 73.6% and 70.2% of the non-U.S. revenue for the years ended December 31, 2021, 2020 and 2019, respectively, was invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $358.0 million, $308.5 million and $361.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in total revenue in the year ended December 31, 2021 compared to the prior year was primarily due to an increase in direct-to-consumer sales and international business-to-business sales, primarily associated with reduced impact of the COVID-19 pandemic and related PHE, and an increase in rental revenue. We generated net income (loss) of $(6.3) million, $(5.8) million and $21.0 million in the years ended December 31, 2021, 2020 and 2019, respectively. We generated Adjusted EBITDA of $29.5 million, $21.6 million and $43.3 million in the years ended December 31, 2021, 2020 and 2019, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of December 31, 2021, our retained earnings were $69.3 million.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One POCs, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives directly or through our contract sales organization, improving productivity, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 pandemic and related PHE. While we believe most HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 pandemic and related PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and potential changes in reimbursement rates.

Our direct-to-consumer and prescriber sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 pandemic and related PHE and we expect that such disruption will continue for the duration of the COVID-19 pandemic and related PHE. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are received. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-10% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 175,800 systems in 2021, 178,900 systems in 2020 and 201,100 systems in 2019. Management focuses on system sales as an indicator of current business success.

Rental revenue

Our rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. However, during the COVID-19 PHE, CMS has reduced the paperwork requirements for Medicare oxygen therapy patients, as discussed in more detail in the Reimbursement section below. CMS has also adopted additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below, which may reduce the administrative burden and increase patient access to our products.

Rental revenue increased in 2021 compared to 2020, primarily due to a greater number of patients on service, higher Medicare reimbursement rates, and higher billable patients as a percent of total patients on service. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 while the COVID-19 PHE continued. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended permanently as part of the final rule published in December 2021. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales team, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 42,900, 32,200 and 25,300 oxygen rental patients as of December 31, 2021, 2020 and 2019, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K. For the years ended December 31, 2021, 2020 and 2019, approximately 81.9%, 81.5% and 81.1%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive income (loss).

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue in 2022. Thus, to the extent that these higher costs continue, our overall gross margin should decline. In addition, the gross margin of the sales to direct-to-consumer sales and rental customers are generally higher than business-to-business accounts, so to the extend our sales of direct-to-consumers sales and rental customers are higher than sales to our business-to-business customers, our overall gross margins should improve, and, conversely, to the extent our sales are higher to our business-to-business customers than our sales to direct-to-consumer sales and rental customers, our overall gross margins should decline. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in this Annual Report on Form 10-K.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in 2021, primarily due to higher patients on service, higher billable patients as a percent of total patients on service, and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

We continue to make progress towards reducing the average unit costs of our products (excluding the impact of the semiconductor chip cost increases) as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. However, we have experienced and expect to continue experiencing supply chain disruptions through 2022, primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators, which drove up the cost of our products in 2021 and which we expect will continue to drive up the cost of our products in 2022.

As a result, we saw these inflated costs negatively impact our cost of goods sold in the third and fourth quarters of 2021, and we expect this to have an increased impact on our material costs in 2022 until supply and demand get closer to equilibrium. Even though we paid significant costs in the third and fourth quarters of 2021 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages and are likely to continue through first half of 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations, we are still seeing challenges in terms of available supply, and we believe this is an increased risk to the business in 2022. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2021 and 2020, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2022.

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

Sales and marketing expense increased in 2021 compared to 2020, primarily associated with higher personnel-related expense, consulting costs, credit card/financing fees, and advertising expense. Our average direct-to-consumer sales representative headcount was down approximately 12% in the twelve months ended December 31, 2021 from the comparative period in the prior year as attrition outpaced hiring, primarily due to increased competition for sales professionals in 2021. We continue to look to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Headcount was down slightly as of December 31, 2021 compared to December 31, 2020. We expect minimal net new hires in the near term due to the size and quality of the candidate pool and expected attrition, but as part of our growth plans, we are increasing our focus on improving productivity of our existing sales force. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases.

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

Results of operations

Comparison of years ended December 31, 2021 and 2020

Revenue

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales revenue	$311,730	$280,189	$31,541	11.3%	87.1%	90.8%
Rental revenue	46,273	28,298	17,975	63.5%	12.9%	9.2%
Total revenue	$358,003	$308,487	$49,516	16.1%	100.0%	100.0%

Sales revenue increased $31.5 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 11.3% from the comparable year. The increase was primarily attributable to increased direct-to-consumer sales and international business-to-business sales, primarily due to increased average selling prices and increased consumer demand, and the reduced impact of the COVID-19 pandemic and related PHE, partially offset by supply chain constraints limiting product availability. We sold approximately 175,800 oxygen systems during the year ended December 31, 2021 compared to approximately 178,900 oxygen systems sold during the year ended December 31, 2020, or a decrease of 1.7%. The decrease in the number of systems sold resulted mainly from a decrease in sales in the domestic business-to-business channels, primarily due to supply chain constraints.

Rental revenue increased $18.0 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 63.5% from the comparable year. The increase in rental revenue was primarily related to higher rental patients on service, higher Medicare reimbursement rates, and higher billable patients as a percent of total patients on service.

(amounts in thousands)	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
Revenue by region and category	2021	2020	$	%	2021	2020
Business-to-business domestic sales	$91,371	$96,423	$(5,052)	-5.2%	25.5%	31.3%
Business-to-business international sales	79,460	62,147	17,313	27.9%	22.2%	20.1%
Direct-to-consumer domestic sales	140,899	121,619	19,280	15.9%	39.4%	39.4%
Direct-to-consumer domestic rentals	46,273	28,298	17,975	63.5%	12.9%	9.2%
Total revenue	$358,003	$308,487	$49,516	16.1%	100.0%	100.0%
Domestic business-to-business sales decreased 5.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to supply chain constraints that limited sales primarily in the second half of 2021.

International business-to-business sales increased 27.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020, mostly driven by the reduced impact of the COVID-19 pandemic with increased vaccination rates and increased operating capacity of certain European respiratory assessment centers, and in response to the COVID-19 pandemic and related PHE due to greater demand for POCs for COVID-19 patients at hospital discharge in certain markets with high case rates of COVID-19. In the year ended December 31, 2021, sales in Europe as a percentage of total international sales revenue increased slightly to 86.8% versus 85.8% in the comparative period in 2020.

Domestic direct-to-consumer sales increased 15.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increased average selling prices and increased demand for POCs which we believe was primarily due to higher vaccination rates within our patient population and increased ambulation, additional stimulus payments, and improved consumer confidence. This led to improved sales representative productivity and increased average revenue per order in the comparative periods. This was partially offset by lower average inside sales representative headcount, which was down approximately 12% from the comparative period in 2020.

Domestic direct-to-consumer rentals increased 63.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in patients on service, increased Medicare reimbursement rates, and higher billable patients as a percent of total patients on service.

Cost of revenue and gross profit

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Cost of sales revenue	$161,824	$156,764	$5,060	3.2%	45.2%	50.8%
Cost of rental revenue	19,696	13,543	6,153	45.4%	5.5%	4.5%
Total cost of revenue	$181,520	$170,307	$11,213	6.6%	50.7%	55.2%

Gross profit - sales revenue	$149,906	$123,425	$26,481	21.5%	41.9%	40.0%
Gross profit - rental revenue	26,577	14,755	11,822	80.1%	7.4%	4.8%
Total gross profit	$176,483	$138,180	$38,303	27.7%	49.3%	44.8%

Gross margin percentage - sales revenue	48.1%	44.1%
Gross margin percentage - rental revenue	57.4%	52.1%
Total gross margin percentage	49.3%	44.8%

Cost of sales revenue increased $5.1 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 3.2% from the comparable year. The increase in cost of sales revenue was primarily attributable to higher bill of material costs as well as higher material cost per unit and labor and overhead per unit. The year ended December 31, 2021 included $3.2 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $6.2 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 45.4% from the comparable year. The increase in cost of rental revenue was primarily due to an increase in total patients on service, which led to increased rental asset depreciation expense and servicing costs. Cost of rental revenue included $8.9 million of rental asset depreciation for the year ended December 31, 2021 compared to $5.7 million for the year ended December 31, 2020.

Sales revenue gross margin percentage increased to 48.1% for the year ended December 31, 2021 from 44.1% for the year ended December 31, 2020. The increase was primarily related to higher average selling prices and decreased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international sales, partially offset by higher labor and overhead per unit and material cost per unit due to higher component cost versus the comparative year. Total worldwide business-to-business sales revenue accounted for 54.8% of total sales revenue in the year ended December 31, 2021 versus 56.6% in the year ended December 31, 2020.

Rental revenue gross margin percentage increased to 57.4% for the year ended December 31, 2021 from 52.1% for the year ended December 31, 2020, primarily due to higher billable patients as a percent of total patients on service and higher Medicare reimbursement rates, partially offset by higher servicing costs and depreciation expense per patient on service.

Research and development expense

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Research and development expense	$16,576	$14,080	$2,496	17.7%	4.6%	4.6%

Research and development expense increased $2.5 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 17.7% over the comparable period, primarily due to a $1.7 million increase in personnel-related expenses and $0.6 million in product development expenses.

Sales and marketing expense

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Sales and marketing expense	$112,815	$97,520	$15,295	15.7%	31.5%	31.6%

Sales and marketing expense increased $15.3 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 15.7% from the comparable period, primarily attributable to an increase of $9.0 million of personnel-related expenses, $2.4 million of consulting fees, $2.1 million in credit card and financing fees, $1.0 million in media and advertising costs, and $0.4 million in travel and entertainment expenses. In the year ended December 31, 2021, we spent $35.2 million in media and advertising costs versus $34.2 million in the comparative period in 2020.

General and administrative expense

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
General and administrative expense	$37,852	$38,605	$(753)	-2.0%	10.6%	12.5%

General and administrative expense decreased $0.8 million for the year ended December 31, 2021 from the year ended December 31, 2020, or a decrease of 2.0% from the comparable period. The decrease was primarily attributable to a $12.6 million decrease in the change in fair value of the New Aera earnout liability and $1.1 million in lower consulting fees, partially offset by increases of $6.5 million in personnel-related expenses, $2.1 million in CEO transition costs, $1.2 million in legal and accounting fees, $1.1 million in officer transition costs, $0.9 million reimbursement from the CARES Act Provider Relief Fund due to the COVID-19 PHE received in the comparable period, $0.5 million in insurance expense, and $0.3 million in facilities costs.

Other income (expense)

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Interest income	$129	$909	$(780)	-85.8%	0.0%	0.3%
Other income (expense)	(710)	5,836	(6,546)	-112.2%	-0.2%	1.9%
Total other income (expense), net	$(581)	$6,745	$(7,326)	-108.6%	-0.2%	2.2%

Total other income (expense), net decreased $7.3 million for the year ended December 31, 2021 from the year ended December 31, 2020, or a decrease of 108.6% from the comparable period. The decrease was primarily attributable to $5.3 million in other income from the CARES Act Provider Relief Fund due to lost revenues from the COVID-19 PHE received in the comparable period and not received the current year, a $1.3 million increase in net foreign currency losses, and a decrease of $0.8 million in interest income on marketable securities due to the lower interest rate environment and lower invested balances in marketable securities in the 2021 compared to 2020.

Income tax expense

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Income tax expense	$14,992	$549	$14,443	2630.8%	4.2%	0.2%
Effective income tax rate	173.1%	-10.4%

Income tax expense increased $14.4 million for the year ended December 31, 2021 from the year ended December 31, 2020, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets, the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Our effective tax rate in the year ended December 31, 2021 increased compared to the year ended December 31, 2020, primarily due to the recording of a valuation allowance on the use of deferred tax assets, the reduction in the fair value of the New Aera earnout liability, partially offset by an increase in excess tax benefits recognized from stock-based compensation.

Net loss

	Years ended December 31,		Change 2021 vs. 2020		% of Revenue
(amounts in thousands)	2021	2020	$	%	2021	2020
Net loss	$(6,333)	$(5,829)	$(504)	-8.6%	-1.8%	-1.9%

Net loss increased $0.5 million for the year ended December 31, 2021 from the year ended December 31, 2020, or an increase of 8.6% from the comparable period. The increase in net loss was primarily related to the recording of a valuation allowance on the use of deferred tax assets and higher operating expense, partially offset by an increase in gross profit and the reduction in the fair value of the New Aera earnout liability.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years, but have seen seasonality in our direct-to-consumer sales in 2021 to be similar to historical periods excluding 2020, although this may not continue in future periods. We also expect the semiconductor chip shortage to negatively impact our total revenue for 2022. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns.

Comparison of years ended December 31, 2020 and 2019

A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2021, we had cash and cash equivalents of $235.5 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $10.0 million in available-for-sale corporate bonds which had maturities greater than three months. For the years ended December 31, 2021, 2020 and 2019, we received $15.6 million, $2.4 million and $5.9 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the year ended December 31, 2021 consisted of capital expenditures of $24.1 million including additional rental equipment, other property, plant and equipment, and intangible assets.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2021	2020	2019
Cash provided by operating activities	$23,633	$37,013	$40,593
Cash used in investing activities	(14,645)	(25,640)	(44,057)
Cash provided by financing activities	15,000	2,066	4,929
Effect of exchange rates on cash	(426)	486	(62)
Net increase in cash and cash equivalents	$23,562	$13,925	$1,403

(amounts in thousands)	December 31,
Summary of working capital	2021	2020
Total current assets	$329,186	$305,697
Total current liabilities	61,512	56,710
Net working capital	$267,674	$248,987

Operating activities

We derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the year ended December 31, 2021 consisted primarily of our non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $21.6 million, a decrease in deferred tax assets of $14.4 million, provision for sales returns and doubtful accounts of $11.1 million, stock-based compensation expense of $10.9 million, provision for inventory obsolescence and other inventory losses of $2.1 million, and net loss on disposal of rental equipment and other fixed assets of $1.5 million; partially offset by the change in fair value of earnout liability of $11.6 million and our net loss of $6.3 million. The net changes in operating assets and liabilities resulted in a net use of cash of $20.1 million.

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

Investing activities

Net cash used in investing activities for each of the periods presented included cash used for acquisitions and in the production and purchase of rental assets, manufacturing equipment and tooling, computer equipment and software, leasehold improvements and other property, plant and equipment to support our expanding business, partially offset by net maturities of marketable securities.

For the year ended December 31, 2021, we invested $23.9 million in the production and purchase of rental assets and other property, equipment, and intangible assets as well as $10.0 million in corporate bonds with maturities greater than three months that were classified as marketable securities, partially offset by $19.3 million in maturities of marketable securities.

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

For the year ended December 31, 2021, net cash provided by financing activities consisted of $15.6 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.6 million.

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

Sources of funds

Our cash provided by operating activities in the year ended December 31, 2021 was $23.6 million compared to $37.0 million in the year ended December 31, 2020. As of December 31, 2021, we had cash and cash equivalents of $235.5 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses. Over the past several years our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business, which we expect to continue in the future.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net income (loss), the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2021	2020	2019
Net income (loss)	$(6,333)	$(5,829)	$20,950
Non-GAAP adjustments:
Interest income	(129)	(909)	(4,712)
Provision for income taxes	14,992	549	3,322
Depreciation and amortization	21,628	18,581	13,834
EBITDA (non-GAAP)	30,158	12,392	33,394
Stock-based compensation	10,943	8,203	9,129
Change in fair value of earnout liability	(11,596)	1,053	810
Adjusted EBITDA (non-GAAP)	$29,505	$21,648	$43,333

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2021.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$29,114	$3,960	$10,346	$8,239	$6,569
Purchase obligations (2)	111,100	111,100	—	—	—
Total	$140,214	$115,060	$10,346	$8,239	$6,569

(1)

We lease manufacturing and office space in Richardson, TX, Plano, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Cleveland, OH and Breukelen, Netherlands with terms that expire between 2022 and 2031 and miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2022 and 2031.

(2)

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

For additional description of contractual obligations and commitments, see the section titled “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Contingent consideration

In connection with our acquisition of New Aera, we have contingent obligations to pay up to $31.4 million in earnout payments in cash if certain future financial results are met. See the section titled “Fair Value of Earnout Liability” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. No impairments were recorded as of December 31, 2021 and December 31, 2020.

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

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. In addition, we acquired MedSupport in the second quarter of 2017 with net assets denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2021 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $5.9 million decline in revenue for the year ended December 31, 2021. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $235.5 million as of December 31, 2021, which consisted of highly liquid investments with a maturity of three months or less, and $10.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term.  A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2021 and December 31, 2020. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the years ended December 31, 2021 or December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 24, 2022

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, June 8, 2022, as a virtual meeting.  Holders of record at the close of business on Monday, April 11, 2022, will be entitled to vote at the meeting.

2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan “Evergreen” Determination

For 2022, our board of directors exercised its authority to not increase the shares available for issuance pursuant to the “evergreen” provisions under our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan in 2020. Refer to Note 7 – Stockholders’ Equity of the Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion of the annual share increase provisions of our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

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

94

Inogen, Inc.

Index to Financial Statements

and Financial Statement Schedule

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales Revenue (Amounts Deferred for Lifetime Warranty) – Refer to Note 2 to the financial statements

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $18.0 million at December 31, 2021.

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

February 24, 2022

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$235,524	$211,962
Marketable securities	9,989	19,257
Accounts receivable, net	24,452	29,717
Inventories, net	31,873	24,815
Income tax receivable	1,343	2,048
Prepaid expenses and other current assets	26,005	17,898
Total current assets	329,186	305,697
Property and equipment
Rental equipment, net	59,073	46,953
Manufacturing equipment and tooling	12,050	10,361
Computer equipment and software	8,585	7,356
Furniture and equipment	3,167	2,293
Leasehold improvements	5,956	4,592
Land and building	125	125
Construction in process	1,639	2,344
Total property and equipment	90,595	74,024
Less accumulated depreciation	(51,669)	(45,794)
Property and equipment, net	38,926	28,230
Goodwill	32,979	33,165
Intangible assets, net	60,147	68,797
Operating lease right-of-use asset	24,912	8,827
Deferred tax asset - noncurrent	—	14,467
Other assets	3,363	2,669
Total assets	$489,513	$461,852

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$25,689	$33,712
Accrued payroll	17,307	7,091
Warranty reserve - current	6,480	5,740
Operating lease liability - current	3,393	1,931
Deferred revenue - current	8,568	6,994
Income tax payable	75	1,242
Total current liabilities	61,512	56,710
Long-term liabilities
Warranty reserve - noncurrent	7,246	8,654
Operating lease liability - noncurrent	23,281	8,078
Earnout liability - noncurrent	15,386	26,940
Deferred revenue - noncurrent	11,861	11,822
Deferred tax liability - noncurrent	—	25
Total liabilities	119,286	112,229
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 22,731,586 and 22,131,447 shares issued and outstanding as of December 31, 2021 and 2020, respectively	23	22
Additional paid-in capital	299,463	273,521
Retained earnings	69,272	75,605
Accumulated other comprehensive income	1,469	475
Total stockholders' equity	370,227	349,623
Total liabilities and stockholders' equity	$489,513	$461,852

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue
Sales revenue	$311,730	$280,189	$340,546
Rental revenue	46,273	28,298	21,397
Total revenue	358,003	308,487	361,943
Cost of revenue
Cost of sales revenue	161,824	156,764	175,974
Cost of rental revenue, including depreciation of $8,860, $5,695 and
$6,253, respectively	19,696	13,543	14,108
Total cost of revenue	181,520	170,307	190,082
Gross profit
Gross profit-sales revenue	149,906	123,425	164,572
Gross profit-rental revenue	26,577	14,755	7,289
Total gross profit	176,483	138,180	171,861
Operating expense
Research and development	16,576	14,080	9,401
Sales and marketing	112,815	97,520	105,550
General and administrative	37,852	38,605	37,121
Total operating expense	167,243	150,205	152,072
Income (loss) from operations	9,240	(12,025)	19,789
Other income (expense)
Interest income	129	909	4,712
Other income (expense)	(710)	5,836	(229)
Total other income (expense), net	(581)	6,745	4,483
Income (loss) before provision for income taxes	8,659	(5,280)	24,272
Provision for income taxes	14,992	549	3,322
Net income (loss)	(6,333)	(5,829)	20,950
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(800)	857	(123)
Change in net unrealized gains (losses) on foreign currency hedging	1,746	(82)	(1,566)
Less: reclassification adjustment for net (gains) losses included in net income	47	(207)	872
Total net change in unrealized gains (losses) on foreign currency hedging	1,793	(289)	(694)
Change in net unrealized gains (losses) on marketable securities	1	(6)	6
Total other comprehensive income (loss), net of tax	994	562	(811)
Comprehensive income (loss)	$(5,339)	$(5,267)	$20,139

Basic net income (loss) per share attributable to common stockholders (Note 2)	$(0.28)	$(0.27)	$0.96
Diluted net income (loss) per share attributable to common stockholders (Note 2)	$(0.28)	$(0.27)	$0.94
Weighted-average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	22,490,027	21,980,326	21,821,104
Diluted common shares	22,490,027	21,980,326	22,241,064

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2018	21,778,632	$22	$249,194	$60,484	$724	$310,424
Stock-based compensation	—	—	9,129	—	—	9,129
Employee stock purchases	47,816	—	2,748	—	—	2,748
Restricted stock awards issued, net of forfeitures	82,677	—	—	—	—	—
Vesting of restricted stock units	28,115	—	(82)	—	—	(82)
Shares withheld related to net restricted stock settlement	(15,121)	—	(846)	—	—	(846)
Stock options exercised	109,291	—	3,109	—	—	3,109
Net income	—	—	—	20,950	—	20,950
Other comprehensive loss	—	—	—	—	(811)	(811)
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	8,203	—	—	8,203
Employee stock purchases	68,467	—	2,084	—	—	2,084
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	49,117	—	(19)	—	—	(19)
Shares withheld related to net restricted stock settlement	(8,444)	—	(331)	—	—	(331)
Stock options exercised	18,626	—	332	—	—	332
Net loss	—	—	—	(5,829)	—	(5,829)
Other comprehensive income	—	—	—	—	562	562
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	10,943	—	—	10,943
Employee stock purchases	60,299	—	1,948	—	—	1,948
Restricted stock awards issued, net of forfeitures	(43,658)	—	—	—	—	—
Vesting of restricted stock units	101,811	—	(412)	—	—	(412)
Shares withheld related to net restricted stock settlement	(4,351)	—	(235)	—	—	(235)
Stock options exercised	486,038	1	13,698	—	—	13,699
Net loss	—	—	—	(6,333)	—	(6,333)
Other comprehensive income	—	—	—	—	994	994
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(6,333)	$(5,829)	$20,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,628	18,581	13,834
Loss on rental assets and other fixed assets	1,521	864	568
Gain on sale of former rental assets	(65)	(94)	(68)
Provision for sales revenue returns and doubtful accounts	11,094	10,486	17,177
Provision for rental revenue adjustments	—	2,579	2,233
Provision for inventory losses	2,062	1,283	972
Stock-based compensation expense	10,943	8,203	9,129
Deferred income taxes	14,444	(82)	2,873
Change in fair value of earnout liability	(11,596)	1,053	810
Changes in operating assets and liabilities:
Accounts receivable	(6,127)	(8,177)	(16,707)
Inventories	(10,775)	7,591	(10,336)
Income tax receivable	705	928	(321)
Prepaid expenses and other current assets	(8,104)	31	(2,693)
Operating lease right-of-use asset	(16,087)	(2,970)	(5,856)
Other noncurrent assets	96	2,296	(2,064)
Accounts payable and accrued expenses	(6,476)	(5,830)	3,202
Accrued payroll	10,231	870	(5,188)
Warranty reserve	(668)	1,823	3,041
Deferred revenue	1,613	(203)	2,724
Income tax payable	(1,141)	319	429
Operating lease liability	16,668	3,291	6,716
Other noncurrent liabilities	—	—	(832)
Net cash provided by operating activities	23,633	37,013	40,593
Cash flows from investing activities
Purchases of marketable securities	(9,987)	(22,751)	(58,686)
Maturities of marketable securities	19,256	14,545	91,350
Investment in intangible assets	(132)	(255)	(254)
Investment in property and equipment	(5,482)	(4,385)	(3,143)
Production and purchase of rental equipment	(18,453)	(12,957)	(3,117)
Proceeds from sale of former assets	153	163	194
Payment for acquisition, net of cash acquired	—	—	(70,401)
Net cash used in investing activities	(14,645)	(25,640)	(44,057)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Proceeds from stock options exercised	13,699	332	3,109
Proceeds from employee stock purchases	1,948	2,084	2,748
Payment of employment taxes related to release of restricted stock	(647)	(350)	(928)
Net cash provided by financing activities	15,000	2,066	4,929
Effect of exchange rates on cash	(426)	486	(62)
Net increase in cash and cash equivalents	23,562	13,925	1,403
Cash and cash equivalents, beginning of period	211,962	198,037	196,634
Cash and cash equivalents, end of period	$235,524	$211,962	$198,037

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$1,544	$(713)	$239
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	—	25,749
Property and equipment in account payable and accrued liabilities	353	55	66

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

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators, non-invasive ventilators, and related accessories. Other revenue, which is included in sales revenue on the statements of comprehensive income (loss), primarily comes from service contracts, replacement parts and freight revenue for product shipments.

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

Freight revenue consists of fees associated with the deployment of products internationally and domestically when expedited freight options are requested or when minimum order quantities are not met. Freight revenue is generally recognized upon shipment of the product but is deferred if control has not yet transferred to the customer. Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the consolidated statements of comprehensive income (loss) as part of cost of sales revenue and cost of rental revenue, respectively.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The increase in deferred revenue related to lifetime warranties for the years ended December 31, 2021 and December 31, 2020 was primarily driven by $6,764 and $5,258, respectively, of payments received in advance of satisfying performance obligations, partially offset by $5,866 and $5,908 of revenues recognized that were included in the deferred revenue balances as of December 31, 2020 and December 31, 2019, respectively. Deferred revenue related to lifetime warranties was $17,976 and $17,078 as of December 31, 2021 and December 31, 2020, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

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

(amounts in thousands)	Years ended December 31,
Revenue by region and category	2021	2020	2019
Business-to-business domestic sales	$91,371	$96,423	$106,428
Business-to-business international sales	79,460	62,147	77,960
Direct-to-consumer domestic sales	140,899	121,619	156,158
Total sales revenue	$311,730	$280,189	$340,546

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2021 and December 31, 2020.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Accounts receivable is reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The determination that an account is uncollectable, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains	Fair value	equivalents	securities
Cash	$48,817	$—	$48,817	$48,817	$—
Level 1:
Money market accounts	186,707	—	186,707	186,707	—

Level 2:
Corporate bonds	9,988	1	9,989	—	9,989
Total	$245,512	$1	$245,513	$235,524	$9,989

	As of December 31, 2020
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains (losses)	Fair value	equivalents	securities
Cash	$52,812	$—	$52,812	$52,812	$—
Level 1:
Money market accounts	159,150	—	159,150	159,150	—

Level 2:
Corporate bonds	11,549	(1)	11,548	—	11,548
U.S. Treasury securities	4,107	—	4,107	—	4,107
Agency mortgage-backed securities	3,601	1	3,602	—	3,602
Total	$231,219	$—	$231,219	$211,962	$19,257

The following table summarizes the estimated fair value of the Company’s investments in marketable securities, classified by the contractual maturity date of the securities:

December 31,
(amounts in thousands)	2021
Due within one year	$9,989
Due in one year through five years	—
Total	$9,989

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $1,671 and a related payable of $863 as of December 31, 2021 and 2020, respectively.

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

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2021
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income
Balance as of December 31, 2020	$1,128	$—	$(653)	$475
Other comprehensive income (loss)	(800)	1	1,793	994
Balance as of December 31, 2021	$328	$1	$1,140	$1,469

	As of December 31, 2020
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	losses	other
	translation	on marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2019	$271	$6	$(364)	$(87)
Other comprehensive income (loss)	857	(6)	(289)	562
Balance as of December 31, 2020	$1,128	$—	$(653)	$475

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net income (loss) and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Fair value of earnout liability

The earnout liability will be adjusted to fair value at each reporting date until settled. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded in general and administrative expense.

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of December 31, 2021 and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

	As of	As of
Simulation input	December 31, 2021	December 31, 2020
Revenue volatility	15.00%	35.00%
WACC	10.50%	12.00%
20-year risk free rate	2.02%	1.45%
Market price of risk	2.68%	8.00%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

(amounts in thousands)
Balance as of December 31, 2019	$26,559
Change in fair value	1,053
Balance as of December 31, 2020	$27,612
Change in fair value	(11,596)
Balance as of December 31, 2021	$16,016

The Company recorded $630 and $672 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of December 31, 2021 and December 31, 2020, respectively.

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

Cash, cash equivalents, and marketable securities consist of the following:

(amounts in thousands)	December 31,
Cash and cash equivalents	2021	2020
Cash	$48,817	$52,812
Money market accounts	186,707	159,150
Total cash and cash equivalents	$235,524	$211,962
Marketable securities
Corporate bonds	$9,989	$11,548
U. S. Treasury securities	—	4,107
Agency mortgage-backed securities	—	3,602
Total marketable securities	$9,989	$19,257

Accounts receivable

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

The allowance for doubtful accounts is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in general and administrative expense for sales revenue in the periods in which they become known. The allowance is increased by bad debt provisions, net of recoveries, and is reduced by direct write-offs.

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

The Company also records an estimate for rental revenue adjustments which is recorded as a reduction of rental revenue and net rental accounts receivable balances. These adjustments result from contractual adjustments, audit adjustments, untimely claims filings, or billings not paid due to another provider performing same or similar functions for the patient in the same period, all of which prevent billed revenue from becoming realizable. The reserve is based on historical revenue adjustments as a percentage of rental revenue billed and unbilled during the related period.

When recording the allowance for doubtful accounts for sales revenue, the bad debt expense account (general and administrative expense account) is charged and when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged.

The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of accounts receivable. For the years ended December 31, 2021 and December 31, 2020, the Company had increases of $877 and $575, respectively, in the net rental revenue related to prior years.

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2021 and December 31, 2020 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2021		December 31, 2020
Net accounts receivable	$	%	$	%
Rental (1)	$6,011	24.6%	$3,794	12.8%
Business-to-business and other receivables (2)	18,441	75.4%	25,923	87.2%
Total net accounts receivable	$24,452	100.0%	$29,717	100.0%

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

(2)

Business-to business receivables included one customer with an accounts receivable balance of $5,945 and $7,044 as of December 31, 2021 and December 31, 2020, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of December 31, 2021 and December 31, 2020 for this customer with a $400 deductible and 10% retention.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable by aging category by invoice due date as of December 31, 2021 and December 31, 2020.

	As of		As of
(amounts in thousands)	December 31, 2021		December 31, 2020
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$848	3.5%	$298	1.0%
Aged 0-90 days	22,194	90.8%	28,604	96.2%
Aged 91-180 days	888	3.6%	560	1.9%
Aged 181-365 days	450	1.8%	230	0.8%
Aged over 365 days	72	0.3%	25	0.1%
Total net accounts receivable	$24,452	100.0%	$29,717	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2021 and December 31, 2020:

	As of		As of
(amounts in thousands)	December 31, 2021		December 31, 2020
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$52	0.2%	$52	0.2%
Rental revenue adjustments	—	0.0%	396	1.3%
Sales returns	810	3.1%	742	2.4%
Total allowances - accounts receivable	$862	3.3%	$1,190	3.9%

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has also entered into hedging relationships with a single counterparty to offset the forecasted Euro-based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers on a primarily prepayment basis. The Medicare service reimbursement programs represented more than 10% of the Company’s total revenue for the year ended December 31, 2021. One single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2020. No single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2019. One single customer and Medicare each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $5,945 and $2,685, respectively, as of December 31, 2021, and two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $8,417 and $7,044, respectively, as of December 31, 2020.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 81.9%, 81.5% and 81.1% of rental revenue in 2021, 2020 and 2019, respectively, and based on total revenue were 10.6%, 7.5% and 4.8% for 2021, 2020 and 2019, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,685 or 11.0% of total net accounts receivable as of December 31, 2021 as compared to $1,882 or 6.3% of total net accounts receivable as of December 31, 2020.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2021, the Company’s three major vendors accounted for 16.3%, 12.1% and 9.9%, respectively, of total raw material purchases. For the year ended December 31, 2020, the Company’s three major vendors accounted for 20.7%, 11.7% and 9.3%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 74.1%, 73.6% and 70.2% of the non-U.S. revenue for the years ended December 31, 2021, 2020 and 2019, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2021, 2020 and 2019, respectively, is as follows:

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
U.S. revenue	$278,543	$246,340	$283,983
Non-U.S. revenue	79,460	62,147	77,960
Total revenue	$358,003	$308,487	$361,943

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard cost method, including material, labor and manufacturing overhead, whereby the standard costs are updated at least quarterly to reflect approximate actual costs using the first-in, first-out method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,943 and $1,153 as of December 31, 2021 and 2020, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company prepaid for raw materials of $15,426 as of December 31, 2021 that were classified in prepaid expenses and other current assets. During the years ended December 31, 2021, 2020 and 2019, $906, $1,970 and $1,043, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
(amounts in thousands)	2021	2020
Raw materials and work-in-progress	$21,909	$22,318
Finished goods	12,116	3,743
Less: reserves	(2,152)	(1,246)
Inventories, net	$31,873	$24,815

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income (loss). Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $3,387, $2,527 and $2,854 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2021, 2020 and 2019, respectively.

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
Rental equipment	$8,860	$5,695	$6,253
Other property and equipment	3,993	3,882	3,421
Total depreciation and amortization	$12,853	$9,577	$9,674

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2021 and 2020, respectively.

(amounts in thousands)	December 31,
Property and equipment	2021	2020
Rental equipment, net of allowances of $1,290 and $575, respectively	$59,073	$46,953
Other property and equipment	31,522	27,071
Property and equipment	90,595	74,024

Accumulated depreciation
Rental equipment	33,355	30,283
Other property and equipment	18,314	15,511
Accumulated depreciation	51,669	45,794

Property and equipment, net
Rental equipment, net of allowances of $1,290 and $575, respectively	25,718	16,670
Other property and equipment	13,208	11,560
Property and equipment, net	$38,926	$28,230

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. During the twelve months ended December 31, 2021, the Company determined that an impairment indicator was present as a result of the court order to dismiss the Company’s preliminary injunction related to the Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit. The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. The Company concluded that its definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed. No impairments were recorded as of December 31, 2021 or 2020.

Goodwill and intangible assets

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no accumulated impairment losses as of December 31, 2021 or 2020.

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

The Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived assets were less than the carrying amount. As such, a quantitative analysis was not required to be performed as of December 31, 2021 or December 31, 2020.

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

Advertising costs

Advertising costs, which approximated $35,183, $34,180 and $40,251 during the years ended December 31, 2021, 2020 and 2019, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive income (loss).

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

The Company recognizes interest and penalties on taxes, if any, within its income tax provision on its consolidated statements of comprehensive income (loss).

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

Foreign currency

The functional currency of the Company’s international subsidiary is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, cost of revenue, operating expense and provision for income taxes. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are reflected as a component of foreign currency exchange gains or losses in other income (expense) in the consolidated statements of comprehensive income (loss).

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

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2021	2020	2019
Numerator—basic and diluted:
Net income (loss)	$(6,333)	$(5,829)	$20,950

Denominator:
Weighted-average common shares - basic common stock (1)	22,490,027	21,980,326	21,821,104
Weighted-average common shares - diluted common stock	22,490,027	21,980,326	22,241,064

Net income (loss) per share - basic common stock	$(0.28)	$(0.27)	$0.96
Net income (loss) per share - diluted common stock (2)	$(0.28)	$(0.27)	$0.94

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	22,490,027	21,980,326	21,821,104
Stock options and other dilutive awards	166,258	64,471	419,960
Weighted-average common shares - diluted common stock	22,656,285	22,044,797	22,241,064
Shares excluded from diluted weighted-average shares:
Stock options	151,344	467,378	53,888
Restricted stock units and restricted stock awards	167,237	292,795	169,305
Shares excluded from diluted weighted-average shares	318,581	760,173	223,193

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

(2)	Due to net losses for the years ended December 31, 2021 and December 31, 2020, diluted loss per share is the same as basic.

The computations of diluted net income (loss) attributable to common stockholders excluded common stock options, restricted stock units, and restricted stock awards, which were anti-dilutive for the year December 31, 2019.

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

3. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(amounts in thousands)
Balance as of December 31, 2019	$32,954
Translation adjustment	211
Balance as of December 31, 2020	$33,165
Translation adjustment	(186)
Balance as of December 31, 2021	$32,979

As of December 31, 2021, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of December 31, 2021 and 2020. Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
Research and development expense	$7,813	$7,800	$2,914
Sales and marketing expense	181	204	175
General and administrative expense	781	1,000	1,071
Total	$8,775	$9,004	$4,160

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$18,454	$59,246
Licenses	10	185	180	5
Patents and websites	5	4,519	3,746	773
Customer relationships	4	1,361	1,361	—
Commercials	2-3	799	676	123
Total		$84,564	$24,417	$60,147

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2020	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$10,684	$67,016
Licenses	10	185	174	11
Patents and websites	5	4,488	3,015	1,473
Customer relationships	4	1,474	1,351	123
Commercials	2-3	733	559	174
Total		$84,580	$15,783	$68,797

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
(amounts in thousands)	2021
2022	$8,484
2023	7,881
2024	7,833
2025	7,783
2026	7,770
Thereafter	20,396
Total	$60,147

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(amounts in thousands)	2021	2020
Accounts payable	$10,258	$12,520
Accrued inventory (in-transit and unvouchered receipts) and trade payables	12,488	9,023
Accrued litigation settlement	—	8,000
Accrued purchasing card liability	1,488	2,468
Accrued franchise, sales and use taxes	486	449
Other accrued expenses	969	1,252
Accounts payable and accrued expenses	$25,689	$33,712

Accrued payroll as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(amounts in thousands)	2021	2020
Accrued bonuses	$8,274	$4
Accrued wages and other payroll related items	5,469	3,796
Accrued vacation	2,894	2,642
Accrued employee stock purchase plan deductions	670	649
Accrued payroll	$17,307	$7,091

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

Rent expense, including short-term lease cost, was $4,095, $2,864, and $2,288 for the years ended December 31, 2021, 2020 and 2019, respectively.

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

(amounts in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for operating lease liabilities	$3,319	$2,342
Operating lease cost	3,854	2,622
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	19,417	5,237
Weighted-average remaining lease term	2.8 years	2.8 years
Weighted-average discount rate	2.9%	3.3%

Maturities of lease liabilities due in the 12-month period ending December 31,
2022	$3,960
2023	3,962
2024	3,667
2025	2,717
2026	2,708
Thereafter	12,100
29,114
Less imputed interest	(2,440)
Total lease liabilities	$26,674

Operating lease liability - current	$3,393
Operating lease liability - noncurrent	23,281
Total lease liabilities	$26,674

6. Income taxes

The components of the Company’s income (loss) before provision for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
United States	$7,621	$(6,464)	$22,553
Foreign	1,038	1,184	1,719
Income (loss) before provision for income taxes	$8,659	$(5,280)	$24,272

The provision for income taxes consists of the following:

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
Current tax expense (benefit)
Federal	$—	$(74)	$(330)
State	271	198	136
Foreign	266	381	560
Total current tax expense	537	505	366
Deferred tax expense (benefit)
Federal	10,263	309	3,497
State	4,194	(193)	(396)
Foreign	(22)	(72)	(145)
Total deferred tax expense	14,435	44	2,956
Interest and penalties	20	—	—
Provision for income taxes	$14,992	$549	$3,322

The components of deferred tax assets and liabilities consist of the following:

(amounts in thousands)	As of December 31,
Deferred tax assets (liabilities)	2021	2020
Accrued expenses	$10,575	$8,346
Net operating loss and credit carryforward	21,138	20,145
Allowance, reserves and other	2,668	1,381
Stock-based compensation	2,665	3,379
Lease liability	6,507	2,427
Deferred tax assets	43,553	35,678
Property, plant, and equipment	(7,664)	(4,805)
Intangible amortization	(12,389)	(14,292)
Right-of-use asset	(6,077)	(2,139)
Deferred tax liabilities	(26,130)	(21,236)
Valuation allowance	(17,423)	—
Total	$—	$14,442

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years ended December 31,
	2021	2020	2019
U.S. Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	-1.39%	-3.86%	3.70%
Stock-based compensation	-21.72%	-16.80%	-0.81%
R&D credit, net of reserve	-5.95%	-8.11%	-8.97%
Change in fair value	-28.19%	-4.19%	0.70%
Nondeductible compensation	7.04%	—	—
Valuation allowance	201.69%	—	—
Other	0.63%	1.57%	-1.94%
Effective income tax rate	173.11%	-10.39%	13.68%

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2018 for federal and prior to 2016 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2021, the Company had $60,239 and $26,193 of federal and state net operating loss carryforwards, respectively, and $52,443 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. As of December 31, 2021, the Company had federal and California research and development credit carryforward of $4,365 and $4,327, respectively. The federal credit will begin to expire in 2022; the California credit has indefinite carryforward.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. As of December 31, 2021, the Company determined that net deferred tax assets are not more likely than not realizable based on projected future taxable losses primarily due to planned strategic investments in future periods and the impact of the COVID-19 pandemic, including related supply chain impacts on parts availability and cost inflation. Accordingly, the Company recorded a valuation allowance of $17,423 as of December 31, 2021. The Company’s valuation allowance may increase or decrease during the next 12 months based on future operating results.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive income (loss).

Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, were $2,078, $1,932 and $1,889, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(amounts in thousands)	December 31,
Reconciliation of liability for unrecognized tax benefits	2021	2020	2019
Balance at beginning of period	$1,932	$1,889	$1,294
Additions based on tax positions related to current year	146	70	595
Reductions based on tax positions related to prior year	—	(181)	—
Additions based on tax positions related to prior year	—	154	—
Balance at end of period	$2,078	$1,932	$1,889

7. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2021, 2020 and 2019.

Stock incentive plans

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of December 31, 2021, options to purchase 71,452 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2021, awards with respect to 757,401 shares of the Company’s common stock were outstanding, and 1,481,328 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the years ended December 31, 2021, 2020 and 2019 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2018	1,127,336	$0.75-$83.30	$34.89	3.84	$89.28
Exercised	(109,291)	0.75-58.95	28.45
Forfeited	(37,161)	38.54-58.95	44.58
Outstanding as of December 31, 2019	980,884	0.75-83.30	35.24	2.84	34.07
Vested and exercisable as of December 31, 2019	929,825	0.75-83.30	34.73	2.81	34.64
Vested and expected to vest as of December 31, 2019	977,589	0.75-83.30	35.21	2.84	34.11

Outstanding as of December 31, 2019	980,884	0.75-83.30	35.24	2.84	34.07
Exercised	(18,626)	1.17-44.19	17.81
Forfeited	(6,779)	44.19-56.72	48.23
Outstanding as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and exercisable as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and expected to vest as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81

Outstanding as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Exercised	(486,038)	0.75-46.66	28.19
Forfeited	(10,000)	83.30	83.30
Outstanding as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and exercisable as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and expected to vest as of December 31, 2021	459,441	$1.17-$83.30	$42.18	1.36	$4.31

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $14,524, $494, and $7,910, respectively. As of December 31, 2021, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the years ended December 31, 2021, 2020 and 2019 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2018 (1)	58,589	$8,739	67,328	$115.16
Granted	87,902	—	87,902	75.56
Vested	(24,680)	(4,366)	(29,046)	123.53
Forfeited/canceled	(12,835)	(1,239)	(14,074)	102.89
Unvested restricted stock units as of December 31, 2019 (1)	108,976	3,134	112,110	$83.48
Unvested and expected to vest restricted stock units outstanding as of December 31, 2019			103,087	$83.22

Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	210,622	88,458	299,080	43.52
Vested	(49,636)	—	(49,636)	83.31
Forfeited/canceled	(24,500)	(3,134)	(27,634)	70.60
Unvested restricted stock units as of December 31, 2020 (1)	245,462	88,458	333,920	$49.29
Unvested and expected to vest restricted stock units outstanding as of December 31, 2020			246,420	$49.82

Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Granted	240,044	88,902	328,946	56.01
Vested	(109,504)	—	(109,504)	52.79
Forfeited/canceled	(86,836)	(78,248)	(165,084)	46.88
Unvested restricted stock units as of December 31, 2021 (1)	289,166	99,112	388,278	$54.81
Unvested and expected to vest restricted stock units outstanding as of December 31, 2021			331,358	$54.98

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2018 (1)	36,937	47,821	84,758	$115.80
Granted	54,853	40,166	95,019	86.10
Vested	(13,627)	(15,732)	(29,359)	115.37
Forfeited/canceled	(7,093)	(9,627)	(16,720)	109.11
Unvested restricted stock awards outstanding as of December 31, 2019 (1)	71,070	62,628	133,698	$95.74
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2019			79,473	$90.31

Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Vested	(28,994)	—	(28,994)	89.37
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of December 31, 2020 (1)	42,076	33,355	75,431	$93.96
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2020			44,159	$85.90

Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Vested	(15,728)	—	(15,728)	91.17
Forfeited/canceled	(15,932)	(27,726)	(43,658)	98.05
Unvested restricted stock awards outstanding as of December 31, 2021 (1)	10,416	5,629	16,045	$87.12
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2021			15,532	$90.08

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2021, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $13,685, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.5 years.

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

As of December 31, 2021, a total of 569,866 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2021, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019, was as follows:

(amounts in thousands)	Years ended December 31,
Stock-based compensation expense by type of award:	2021	2020	2019
Stock option plan awards	$—	$709	$2,977
Restricted stock units and restricted stock awards	10,229	6,717	5,413
Employee stock purchase plan	714	777	739
Total stock-based compensation expense	$10,943	$8,203	$9,129

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2020 and 2019 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3% and 7.3%, respectively. The employee stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 has been reduced for estimated forfeitures of restricted stock at a rate of 4.1%, 4.7% and 4.4%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2021, 2020 and 2019, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
(amounts in thousands)	2021	2020	2019
Cost of revenue	$1,106	$698	$890
Research and development	1,276	969	1,100
Sales and marketing	2,388	2,208	1,755
General and administrative	6,173	4,328	5,384
Total stock-based compensation expense	$10,943	$8,203	$9,129

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

Stock-based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model.  During the years ended December 31, 2021, 2020 and 2019, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2021	2020	2019
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	0.07-0.12%	0.12-1.75%	1.75-2.53%
Expected dividend yield	None	None	None
Volatility	44.59-83.92%	47.00-83.92%	44.00-47.00%

401(k) retirement savings plan

The Company maintains a 401(k) retirement savings plan for the benefit of eligible employees. Under the terms of this plan, eligible employees are able to make contributions to the plan on a tax-deferred basis. The Company matched employees’ contributions from January 1, 2017 through June 30, 2020. The Company suspended its 401(k) match, effective July 1, 2020; however, matching contributions were reinstated on June 21, 2021. The Company contributed $479, $455, and $871, net of forfeitures, to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Commitments and contingencies

Purchase obligations

The Company had approximately $111,100 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2021.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2021, 2020 and 2019, respectively:

	December 31,
(amounts in thousands)	2021	2020	2019
Product warranty liability at beginning of period	$14,394	$12,571	$9,530
Accruals for warranties issued	9,168	9,462	8,131
Adjustments related to preexisting warranties (including changes in estimates)	(597)	(754)	1,433
Settlements made (in cash or in kind)	(9,239)	(6,885)	(6,523)
Product warranty liability at end of period	$13,726	$14,394	$12,571

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

On June 26, 2019, plaintiff Twana Brown filed a shareholder derivative lawsuit against Inogen, Scott Wilkinson, Alison Bauerlein, Benjamin Anderson-Ray, Scott Beardsley, R. Scott Greer, Raymond Huggenberger, Heath Lukatch, Loren McFarland, and Heather Rider in the United States District Court for the Central District of California. The complaint purports to bring claims on behalf of Inogen against the individual defendants for breaches of their fiduciary duties as directors and/or officers of Inogen, unjust enrichment, waste of corporate assets and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. The complaint generally alleges similar claims to the securities class action. The complaint seeks compensatory damages and restitution in an unspecified amount, changes to the Company’s corporate governance and internal procedures, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems proper. On August 5, 2019, the court issued an order staying the derivative action pending the resolution of the motion to dismiss stage in In re Inogen, Inc. Sec. Litig. Between October 7, 2019 and October 31, 2019, three additional shareholder derivative complaints were filed in the United States District Court for the Central District of California based on similar factual allegations. These lawsuits purport to bring claims on behalf of Inogen for breach of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and misappropriation of information, and violations of section 14(a) of the Securities Exchange Act of 1934, as amended. On January 13, 2020, the court consolidated the four derivative lawsuits before it under the name In re Inogen, Inc. S’holder Deriv. Litig., Lead Case No. 2:19-cv-5568-FMO-AGR and ordered that the consolidated action be stayed pending the resolution of the motion to dismiss stage in In re Inogen, Inc., Sec. Litig. On November 10, 2021, the plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice. On February 8, 2022, the court dismissed the California derivative action without prejudice.

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

9. Foreign currency exchange contracts and hedging

As of December 31, 2021 and December 31, 2020, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,318 and $23,253, respectively, and $0 and $16,303, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to twelve months. During the years ended December 31, 2021, 2020, and 2019, these contracts had, net of tax, unrealized gains of $1,793, and unrealized losses of $289 and  $694, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the years ended December 31, 2021, 2020 and 2019, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2021, the Company had thirteen designated hedges and two non-designated hedges. As of December 31, 2020, the Company had seventeen designated hedges and no non-designated hedges.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
(amounts in thousands)	of Year	Additions	Deletions	End of Year
Year ended December 31, 2021
Allowance for doubtful accounts (1)	$52	$60	$60	$52
Allowance for sales returns (2)	742	11,034	10,966	810
Allowance for rental asset loss (3)	575	1,153	438	1,290
Year ended December 31, 2020
Allowance for doubtful accounts (1)	$205	$187	$340	$52
Allowance for sales returns (2)	1,163	10,299	10,720	742
Allowance for rental revenue adjustments (4)	411	2,579	2,594	396
Allowance for rental asset loss (3)	395	559	379	575
Year ended December 31, 2019
Allowance for doubtful accounts (1)	$693	$612	$1,100	$205
Allowance for sales returns (2)	890	17,036	16,763	1,163
Allowance for rental revenue adjustments (4)	438	1,762	1,789	411
Allowance for rental asset loss (3)	594	188	387	395

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

(4)

The additions to the allowance for rental revenue adjustments represent estimates of revenue adjustments that will need to be recorded for billing adjustments on rental revenue, net of recoveries. Deductions are the actual adjustments and write-offs of the rental receivables for such revenue adjustments.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20
3.2	Amended and Restated Bylaws of the Registrant.	10-K	3.2	02/25/20
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated March 12, 2012, by and among the Registrant and the investors named therein, as amended.	S-1/A	4.2	01/16/14
4.3	Amendment No. 2 to Ninth Amended and Restated Investor Rights Agreement, dated December 10, 2018.	10-K	4.3	02/26/19
4.4	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	10-K	10.11	02/28/17
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14	Multi-Purpose Commercial Building Lease, dated February 1, 2010, between the Registrant and Rockbridge Investments, L.P., as amended.	S-1	10.17	11/27/13
10.15	Lease Agreement, dated May 3, 2012, between the Registrant and Bayview (TX) Holding LLC.	S-1	10.18	11/27/13
10.16	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.17	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.18	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.19	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.20	Lease Agreement, dated December 4, 2014, between the Registrant and TCIT Dallas Industrial, Inc.	10-K	10.23	04/27/15
10.21	Second Amendment to lease, dated January 20, 2015, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	05/12/15
10.22+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers.	10-K	10.28	02/28/17
10.23	First Amendment and Expansion of Premises entered into as of November 9, 2015, by and between Registrant and ATLAS 35-75 INDUSTRIAL, LP.	8-K	10.1	11/10/15

10.24*	Private Label Distribution Agreement, effective as of November 12, 2014, between the Registrant and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	11/03/16
10.25*	Addendum to Private Label Distribution Agreement between the Company and Applied Home Healthcare Equipment LLC, as amended.	10-Q	10.1	05/09/17
10.26*	First Amendment to Private Label Distribution Agreement by and between the Company and Applied Home Healthcare Equipment, LLC, dated as of February 21, 2018.	10-Q	10.1	04/30/18
10.27*	Second Amendment to Private Label Distribution Agreement by and between the Company and OxyGo HQ, LLC, formerly known as Applied Home Healthcare Equipment, LLC, dated as of March 1, 2019.	10-Q	10.1	05/07/19
10.28	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017.	10-Q	10.1	08/07/18
10.29	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018.	10-Q	10.2	08/07/18
10.30	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018.	10-Q	10.3	08/07/18
10.31	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.32	Lease Agreement, dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.33	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.34+	Transition Agreement and Release by and between the Company and Matthew Scribner, dated September 14, 2018.	8-K	10.1	09/17/18
10.35+	Employment and Severance Agreement, dated August 17, 2018, between the Registrant and Bart Sanford.	10-Q	10.2	11/06/18
10.36	Third Amendment to lease, dated July 14, 2020, between Registrant and Rockbridge Investments, L.P.	10-Q	10.1	08/04/20
10.37+	Employment and Severance Agreement, dated August 17, 2020, between the Company and Arron Retterer.	10-Q	10.1	11/04/20
10.38+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/25/21
10.39+	Transition Agreement and Release by and between the Company and Scott Wilkinson, dated January 22, 2021.	10-K	10.39	02/24/21
10.40	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	10-K	10.40	02/24/21
10.41+	Transition Agreement and Release between the Company and Arron Retterer, dated April 5, 2021.	8-K	10.1	04/07/21
10.42+	Transition Agreement and Release between the Company and Byron Myers, dated April 5, 2021.	8-K	10.2	04/07/21
10.43+	Employment and Severance Agreement between the Company and George Parr, dated April 12, 2021.	10-Q	10.6	05/04/21
10.44+	Employment and Severance Agreement, between the Company and Stanislav Glezer, dated June 21, 2021.	10-Q	10.1	08/04/21
10.45+	Employment and Severance Agreement, between the Company and Jason M. Somer, dated July 12, 2021.	10-Q	10.2	08/04/21
10.46	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC.	10-Q	10.1	11/04/21
10.47*	Private Label Distribution Agreement, by and between the Company and OxyGo HQ Florida, LLC, dated as of September 23, 2021.	10-Q	10.2	11/04/21
10.48+	Transition Agreement and Release, dated September 30, 2021, between the Company and Brenton Taylor.	10-Q	10.3	11/04/21
10.49+	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer.	10-Q	10.4	11/04/21
10.50+	Offer Letter by and between the Company and Michael K. Sergesketter, dated December 10, 2021.	8-K	10.1	12/13/21
10.51+	Transition Agreement and Release between the Company and Alison Bauerlein, dated December 10, 2021.	8-K	10.2	12/13/21
10.52+	Consulting Agreement by and between the Company and Raymond Huggenberger, effective December 29, 2021.	8-K	10.1	12/30/21
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.
+	Indicates a management contract or compensatory plan.
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
Nabil Shabshab
Chief Executive Officer
President Director
(Principal Executive Officer)
Dated: February 24, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nabil Shabshab and Michael Sergesketter, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nabil Shabshab	Chief Executive Officer, President and Director	February 24, 2022
Nabil Shabshab	(Principal Executive Officer)

/s/ Michael Sergesketter	Chief Financial Officer	February 24, 2022
Michael Sergesketter	(Principal Accounting and Financial Officer)

/s/ Elizabeth Mora	Chairperson of the Board	February 24, 2022
Elizabeth Mora

/s/ Heath Lukatch, Ph.D.	Director	February 24, 2022
Heath Lukatch, Ph.D.

/s/ Benjamin Anderson-Ray	Director	February 24, 2022
Benjamin Anderson-Ray

/s/ Heather Rider	Director	February 24, 2022
Heather Rider

/s/ Loren McFarland	Director	February 24, 2022
Loren McFarland

/s/ Kristen Miranda	Director	February 24, 2022
Kristen Miranda