Form 10-Q
period 2022-03-31
Inogen Inc
filed 2022-05-05
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 22,835,794 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$213,399	$235,524
Marketable securities	9,989	9,989
Accounts receivable, net	33,983	24,452
Inventories, net	34,078	31,873
Income tax receivable	1,435	1,343
Prepaid expenses and other current assets	25,238	26,005
Total current assets	318,122	329,186
Property and equipment
Rental equipment, net	59,387	59,073
Manufacturing equipment and tooling	10,968	12,050
Computer equipment and software	8,320	8,585
Furniture and equipment	3,135	3,167
Leasehold improvements	6,045	5,956
Land and building	125	125
Construction in process	2,705	1,639
Total property and equipment	90,685	90,595
Less accumulated depreciation	(51,356)	(51,669)
Property and equipment, net	39,329	38,926
Goodwill	32,934	32,979
Intangible assets, net	58,000	60,147
Operating lease right-of-use asset	24,080	24,912
Other assets	2,151	3,363
Total assets	$474,616	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$32,375	$25,689
Accrued payroll	8,839	17,307
Warranty reserve - current	6,519	6,480
Operating lease liability - current	3,401	3,393
Deferred revenue - current	8,689	8,568
Income tax payable	—	75
Total current liabilities	59,823	61,512
Long-term liabilities
Warranty reserve - noncurrent	6,574	7,246
Operating lease liability - noncurrent	22,409	23,281
Earnout liability - noncurrent	16,016	15,386
Deferred revenue - noncurrent	11,509	11,861
Total liabilities	116,331	119,286
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,836,472 and 22,731,586 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	302,020	299,463
Retained earnings	55,058	69,272
Accumulated other comprehensive income	1,184	1,469
Total stockholders' equity	358,285	370,227
Total liabilities and stockholders' equity	$474,616	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2022	2021
Revenue
Sales revenue	$67,402	$77,081
Rental revenue	12,983	9,851
Total revenue	80,385	86,932
Cost of revenue
Cost of sales revenue	39,500	42,635
Cost of rental revenue, including depreciation of $2,638 and $1,888, respectively	5,879	4,424
Total cost of revenue	45,379	47,059
Gross profit
Gross profit-sales revenue	27,902	34,446
Gross profit-rental revenue	7,104	5,427
Total gross profit	35,006	39,873
Operating expense
Research and development	5,364	4,015
Sales and marketing	28,039	25,491
General and administrative	15,189	12,499
Total operating expense	48,592	42,005
Loss from operations	(13,586)	(2,132)
Other income (expense)
Interest income	29	57
Other income (expense)	(433)	(310)
Total other expense, net	(404)	(253)
Loss before provision (benefit) for income taxes	(13,990)	(2,385)
Provision (benefit) for income taxes	224	(1,653)
Net loss	(14,214)	(732)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(203)	(457)
Change in net unrealized gains (losses) on foreign currency hedging	(528)	1,144
Less: reclassification adjustment for net (gains) losses included in net income	454	(241)
Total net change in unrealized gains (losses) on foreign currency hedging	(74)	903
Change in net unrealized gains (losses) on marketable securities	(8)	4
Total other comprehensive income (loss), net of tax	(285)	450
Comprehensive loss	$(14,499)	$(282)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.62)	$(0.03)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.62)	$(0.03)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	22,754,421	22,181,394
Diluted common shares	22,754,421	22,181,394

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2022 and March 31, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income	equity
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	2,516	—	—	2,516
Employee stock purchases	37,699	—	927	—	—	927
Restricted stock awards issued, net of forfeitures	(21,509)	—	—	—	—	—
Vesting of restricted stock units	34,117	—	(275)	—	—	(275)
Shares withheld related to net restricted stock settlement	(1,713)	—	(91)	—	—	(91)
Stock options exercised	205,753	—	3,866	—	—	3,866
Net loss	—	—	—	(732)	—	(732)
Other comprehensive income	—	—	—	—	450	450
Balance, March 31, 2021	22,385,794	$22	$280,464	$74,873	$925	$356,284

Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	2,665	—	—	2,665
Employee stock purchases	30,558	—	915	—	—	915
Vesting of restricted stock units	73,495	—	(958)	—	—	(958)
Shares withheld related to net restricted stock settlement	(2,666)	—	(94)	—	—	(94)
Stock options exercised	3,499	—	29	—	—	29
Net loss	—	—	—	(14,214)	—	(14,214)
Other comprehensive loss	—	—	—	—	(285)	(285)
Balance, March 31, 2022	22,836,472	$23	$302,020	$55,058	$1,184	$358,285

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,214)	$(732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,760	5,098
Loss on rental units and other fixed assets	706	158
Gain on sale of former rental assets	(52)	(24)
Provision for sales revenue returns and doubtful accounts	2,953	2,471
Provision for rental revenue adjustments	—	1,041
Provision for inventory losses	934	518
Stock-based compensation expense	2,665	2,516
Deferred income taxes	—	(1,527)
Change in fair value of earnout liability	630	265
Changes in operating assets and liabilities:
Accounts receivable	(12,802)	(12,418)
Inventories	(2,515)	(2,686)
Income tax receivable	(92)	64
Prepaid expenses and other current assets	764	8,171
Operating lease right-of-use asset	832	(8,696)
Other noncurrent assets	66	41
Accounts payable and accrued expenses	6,539	(3,526)
Accrued payroll	(8,465)	2,105
Warranty reserve	(633)	520
Deferred revenue	(231)	518
Income tax payable	(79)	80
Operating lease liability	(864)	8,903
Net cash provided by (used in) operating activities	(18,098)	2,860
Cash flows from investing activities
Maturities of marketable securities	—	6,125
Investment in intangible assets	—	(26)
Investment in property and equipment	(1,366)	(1,516)
Production and purchase of rental equipment	(2,777)	(3,643)
Proceeds from sale of former assets	91	46
Net cash provided by (used in) investing activities	(4,052)	986

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from financing activities
Proceeds from stock options exercised	29	3,866
Proceeds from employee stock purchases	915	927
Payment of employment taxes related to release of restricted stock	(1,052)	(366)
Net cash provided by (used in) financing activities	(108)	4,427
Effect of exchange rates on cash	133	(221)
Net increase (decrease) in cash and cash equivalents	(22,125)	8,052
Cash and cash equivalents, beginning of period	235,524	211,962
Cash and cash equivalents, end of period	$213,399	$220,014

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$372	$17
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	91	77

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

The results of operations for the three months ended March 31, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	losses	Fair value	equivalents	securities
Cash	$36,677	$—	$36,677	$36,677	$—
Level 1:
Money market accounts	176,722	—	176,722	176,722	—

Level 2:
Corporate bonds	9,996	(7)	9,989	—	9,989
Total	$223,395	$(7)	$223,388	$213,399	$9,989

	As of December 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$48,817	$—	$48,817	$48,817	$—
Level 1:
Money market accounts	186,707	—	186,707	186,707	—

Level 2:
Corporate bonds	9,988	1	9,989	—	9,989
Total	$245,512	$1	$245,513	$235,524	$9,989

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $1,637 and $1,671 as of March 31, 2022 and December 31, 2021, respectively.

Accumulated other comprehensive income

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income
Balance as of December 31, 2021	$328	$1	$1,140	$1,469
Other comprehensive loss	(203)	(8)	(74)	(285)
Balance as of March 31, 2022	$125	$(7)	$1,066	$1,184

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of March 31, 2022 and December 31, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement:

Simulation input	March 31, 2022	December 31, 2021
Revenue volatility	15.00%	15.00%
WACC	11.50%	10.50%
20-year risk free rate	2.59%	2.02%
Market price of risk	2.30%	2.68%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Three months ended
March 31, 2022
Balance at beginning of period	$16,016
Change in fair value	630
Balance at end of period	$16,646

The Company recorded $630 and $630 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of  March 31, 2022 and December 31, 2021, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Cash, cash equivalents, and marketable securities consist of the following:

	March 31,	December 31,
Cash and cash equivalents	2022	2021
Cash	$36,677	$48,817
Money market accounts	176,722	186,707
Total cash and cash equivalents	$213,399	$235,524
Marketable securities
Corporate bonds	$9,989	$9,989
Total marketable securities	$9,989	$9,989

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

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2022 and December 31, 2021 were as follows:

	As of	As of
Net accounts receivable	March 31, 2022	December 31, 2021
Rental (1)	$7,072	$6,011
Business-to-business and other receivables (2)	26,911	18,441
Total net accounts receivable	$33,983	$24,452

(1)	Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

(2)

Business-to-business receivables included one customer with an accounts receivable balance of $4,268 and $5,945 as of March 31, 2022 and December 31, 2021, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of March 31, 2022 and December 31, 2021 for this customer with a $400 deductible and 10% retention.

The following tables sets forth the accounts receivable allowances as of March 31, 2022 and December 31, 2021:

	As of	As of
Allowances - accounts receivable	March 31, 2022	December 31, 2021
Doubtful accounts	$53	$52
Sales returns	969	810
Total allowances - accounts receivable	$1,022	$862

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. The Medicare service reimbursement programs represented more than 10% of the Company’s total revenue for the three months ended March 31, 2022. Medicare represented more than 10% of the Company’s total revenue for the three months ended March 31, 2022 and one single customer for the three months ended March 31, 2021. Three single customers and Medicare each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $5,778, $4,268, $3,673 and $3,461, respectively, as of March 31, 2022, and one single customer and Medicare of $5,945 and $2,685, respectively, as of December 31, 2021.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 79.0% and 83.9% of rental revenue in the three months ended March 31, 2022 and March 31, 2021, respectively, and based on total revenue were 12.8% and 9.5% for the three months ended March 31, 2022 and March 31, 2021, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $3,461 or 10.2% of total net accounts receivable as of March 31, 2022 as compared to $2,685 or 11.0% of total net accounts receivable as of December 31, 2021.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2022, the Company’s three major vendors accounted for 25.2%, 19.9% and 8.4%, respectively, of total raw material purchases. For the three months ended March 31, 2021, the Company’s three major vendors accounted for 19.9%, 10.8% and 9.6%, respectively, of total raw material purchases.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Approximately 73.2% and 79.3% of the non-U.S. revenue for the three months ended March 31, 2022 and March 31, 2021, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2022 and March 31, 2021, respectively, is as follows:

	Three months ended March 31,
	2022	2021
U.S. revenue	$52,444	$71,212
Non-U.S. revenue	27,941	15,720
Total revenue	$80,385	$86,932

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $797 and $1,943 as of March 31, 2022 and December 31, 2021, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company prepaid for raw materials of $10,968 and $15,426 as of March 31, 2022 and December 31, 2021, respectively, that were classified in prepaid expenses and other current assets.  During the three months ended March 31, 2022 and March 31, 2021, $533 and $607, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials and work-in-progress	$22,550	$21,909
Finished goods	13,313	12,116
Less: reserves	(1,785)	(2,152)
Inventories, net	$34,078	$31,873

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,030 and $935 for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2022 and March 31, 2021, respectively.

	Three months ended March 31,
	2022	2021
Rental equipment	$2,638	$1,888
Other property and equipment	975	946
Total depreciation and amortization	$3,613	$2,834

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
Property and equipment	2022	2021
Rental equipment, net of allowances of $1,450 and $1,290, respectively	$59,387	$59,073
Other property and equipment	31,298	31,522
Property and equipment	90,685	90,595

Accumulated depreciation
Rental equipment	33,668	33,355
Other property and equipment	17,688	18,314
Accumulated depreciation	51,356	51,669

Property and equipment, net
Rental equipment, net of allowances of $1,450 and $1,290, respectively	25,719	25,718
Other property and equipment	13,610	13,208
Property and equipment, net	$39,329	$38,926

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of March 31, 2022 and March 31, 2021.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

Balance as of December 31, 2021	$32,979
Translation adjustment	(45)
Balance as of March 31, 2022	$32,934

As of March 31, 2022, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of March 31, 2022 and December 31, 2021.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2022	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$20,396	$57,304
Licenses	10	185	181	4
Patents and websites	5	4,519	3,927	592
Customer relationships	4	1,333	1,333	—
Commercials	2-3	348	248	100
Total		$84,085	$26,085	$58,000

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$18,454	$59,246
Licenses	10	185	180	5
Patents and websites	5	4,519	3,746	773
Customer relationships	4	1,361	1,361	—
Commercials	2-3	799	676	123
Total		$84,564	$24,417	$60,147

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2022
Remaining 9 months of 2022	$6,365
2023	7,854
2024	7,821
2025	7,790
2026	7,774
Thereafter	20,396
$58,000

Current liabilities

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$18,109	$10,258
Accrued inventory (in-transit and unvouchered receipts) and trade payables	10,340	12,488
Accrued purchasing card liability	2,508	1,488
Accrued franchise, sales and use taxes	492	486
Other accrued expenses	926	969
Accounts payable and accrued expenses	$32,375	$25,689

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued bonuses	$1,292	$8,274
Accrued wages and other payroll related items	4,221	5,469
Accrued vacation	3,012	2,894
Accrued employee stock purchase plan deductions	314	670
Accrued payroll	$8,839	$17,307

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

Rent expense, including short-term lease cost, was $971 and $987 for the three months ended March 31, 2022 and March 31, 2021.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,008	$554
Operating lease cost	975	763
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	—	9,340
Weighted average remaining lease term	2.7 years	3.0 years
Weighted average discount rate	2.9%	3.2%

Maturities of lease liabilities due in the 12-month period ending March 31,
2023	$3,945
2024	3,965
2025	3,362
2026	2,702
2027	2,716
Thereafter	11,416
28,106
Less imputed interest	(2,296)
Total lease liabilities	$25,810

Operating lease liability - current	$3,401
Operating lease liability - noncurrent	$22,409
Total lease liabilities	$25,810

6. Earnings (loss) per share

Earnings (loss) per share (EPS) is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Basic earnings (loss) per share is calculated using the Company’s weighted average outstanding common shares. Diluted earnings (loss) per share is calculated using the Company’s weighted average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2022	2021
Numerator—basic and diluted:
Net loss	$(14,214)	$(732)

Denominator:
Weighted average common shares - basic common stock (1)	22,754,421	22,181,394
Weighted average common shares - diluted common stock	22,754,421	22,181,394

Net income (loss) per share - basic common stock	$(0.62)	$(0.03)
Net income (loss) per share - diluted common stock (2)	$(0.62)	$(0.03)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	22,754,421	22,181,394
Stock options and other dilutive awards	88,193	341,716
Weighted average common shares - diluted common stock	22,842,614	22,523,110
Shares excluded from diluted weighted average shares:
Stock options	380,890	64,498
Restricted stock units and restricted stock awards	577,242	308,787
Shares excluded from diluted weighted average shares	958,132	373,285

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

(2)	Due to net losses for the three months ended March 31, 2022 and March 31, 2021, diluted loss per share is the same as basic.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of March 31, 2022, the Company continued to record a valuation allowance against its deferred tax assets.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2022, options to purchase 67,953 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2022, awards with respect to 1,033,824 shares of the Company’s common stock were outstanding, and 1,111,771 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	895,346 shares;
•	4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as the Company’s board of directors may determine.

For 2022, no additional shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the three months ended March 31, 2022 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2021	459,441	$1.17-$83.30	$42.18	1.36	$4.31
Exercised	(3,499)	8.37	8.37
Forfeited	(7,500)	38.54-44.19	42.31
Outstanding as of March 31, 2022	448,442	1.17-83.30	42.44	1.04	3.97
Vested and exercisable as of March 31, 2022	448,442	1.17-83.30	42.44	1.04	3.97
Vested and expected to vest as of March 31, 2022	448,442	$1.17-$83.30	$42.44	1.04	$3.97

The total intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 was $84 and $6,504, respectively. As of March 31, 2022, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the three months ended March 31, 2022 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Granted	304,975	164,722	469,697	35.32
Vested	(63,388)	(37,677)	(101,065)	53.98
Forfeited/canceled	(9,042)	—	(9,042)	47.16
Unvested restricted stock units as of March 31, 2022 (1)	521,711	226,157	747,868	$43.27
Unvested and expected to vest restricted stock units outstanding as of March 31, 2022			568,034	$43.27

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Vested	(2,111)	(5,629)	(7,740)	103.09
Unvested restricted stock awards outstanding as of March 31, 2022 (1)	8,305	—	8,305	$76.71
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2022			7,922	$77.34

(1)	Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2022, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $22,969, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.7 years.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

As of March 31, 2022, a total of 539,308 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•	179,069 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•	such other amount as may be determined by the administrator.

For 2022, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2022 and March 31, 2021, was as follows:

	Three months ended
	March 31,
	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	2,468	$2,330
Employee stock purchase plan	197	186
Total stock-based compensation expense	$2,665	$2,516

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

For the three months ended March 31, 2022 and March 31, 2021, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2022	2021
Cost of revenue	$233	$238
Research and development	384	298
Sales and marketing	591	612
General and administrative	1,457	1,368
Total stock-based compensation expense	$2,665	$2,516

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Purchase obligations

The Company had approximately $122,900 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2022.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Product warranty liability at beginning of period	$13,726	$14,394
Accruals for warranties issued	1,330	9,168
Adjustments related to preexisting warranties	873	(597)
Settlements made (in cash or in kind)	(2,836)	(9,239)
Product warranty liability at end of period	$13,093	$13,726

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the three months ended March 31, 2022 was primarily driven by $1,595 of revenue recognized that was included in the deferred revenue balances as of December 31, 2021, partially offset by $1,342 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $17,723 and $17,976 as of March 31, 2022 and December 31, 2021, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

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

10. Foreign currency exchange contracts and hedging

As of March 31, 2022 and March 31, 2021, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $2,445 and $15,680, respectively, and $1,704 and $20,491, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to nine months. During the three months ended March 31, 2022 and March 31, 2021, these contracts had, net of tax, an unrealized loss of $74 and an unrealized gain of $903, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2022 and March 31, 2021, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of March 31, 2022, the Company had eight designated hedges and one non-designated hedge. As of March 31, 2021, the Company had twenty-two designated hedges and two non-designated hedges.

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
•

our expectations of the impact of the COVID-19 pandemic and related public health emergency (PHE) on sales, productivity, hiring, media expenditures, prescriber sales team and physician referrals, worldwide demand for oxygen therapies, and our supply chain, including supply constraints and cost inflation related to semiconductor chips used in our batteries and printed circuit boards which are components of our portable oxygen concentrators (POCs) and the possibility of a future impact on our manufacturing facilities in California and Texas;

•

our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;

•

our expectations regarding regulatory approvals, including the period of time during which our sales in Europe will be suspended due to delayed European Medical Device Regulation approval, and government and third-party payor coverage and reimbursement;

•

our ability to develop new products, improve our existing products and increase the value of our products, including the potential integration of Tidal Assist® Ventilator (TAV®) technology into our existing products;

•	our expectations regarding the timing of new products and product improvement launches as well as product features and specifications;
•	market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•	our expectations regarding the market size, market growth and the growth potential for our business;
•	our ability to grow our business and enter new markets;
•

our expectations regarding the average selling prices and manufacturing costs of our products, including our expectations related to the impact of supply chain disruptions on our manufacturing costs and our ongoing efforts to reduce average unit costs for our systems;

•

our expectations regarding our sales and marketing channels related to our prescriber sales team, including the expansion of the sales team and concierge service representatives and implementation of healthcare data, insights and tools through our partnership with Ashfield Healthcare, LLC (Ashfield) and its impact on clinician awareness and coverage, POC penetration, and sales team productivity;

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

The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Inogen’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying condensed notes. The MD&A is organized in the following sections:

•	Critical accounting policies and estimates
•	COVID-19 pandemic and related PHE
•	Overview
•	Basis of presentation
•	Results of operations
•	Liquidity and capital resources
•	Sources of funds
•	Use of funds
•	Non-GAAP financial measures

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2022 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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

Our priorities during the COVID-19 pandemic and related PHE include protecting the health and safety of our employees and supporting our patients and customers. Given the COVID-19 impact to the respiratory system, we anticipate that it is possible that the demand for long-term oxygen therapy will increase due to new cases of chronic respiratory failure or exacerbation or progression of preexisting respiratory conditions will sustain or increase, although this is not based on clinical data. We also believe stationary oxygen concentrators, and, secondarily, POCs could help meet the needs of global healthcare systems by allowing appropriate patients to use oxygen therapy at home to treat respiratory symptoms.

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

Despite the COVID-19 pandemic and related PHE adverse impacts to direct-to-consumer sales, we experienced increased rental setups in the second quarter of 2020 through the first quarter of 2022, which we believe was due to Medicare and commercial payors reducing some of the administrative burden for oxygen therapy and our focus on the rental channel of the business. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

In the business-to-business channel, there have been certain surges in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates due to the tendency of hospitals to discharge COVID-19 impacted patients for treatment at home during rehabilitation due to space and labor shortages in hospitals. However, overall business-to-business demand has been lower because of the COVID-19 pandemic and related PHE due to lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined due to the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic. Similar to our direct-to-consumer sales channel, business-to-business sales improved in periods with lower COVID-19 spread, higher consumer confidence, interest in travel, and availability of effective vaccines. In addition, this channel is impacted by COPD patient referral volumes in our core markets of the United States and Europe, which tends to improve in periods with lower COVID-19 spread due to a patient’s willingness to see their physician. However, supply constraints, primarily due to limited semiconductor chip availability, negatively impacted sales in 2021 and the first quarter of 2022 mainly in the domestic business-to-business channel, as discussed in more detail below.

During 2020 and 2021, we were able to broadly maintain our operations, but in the first quarter of 2022 we were forced to temporarily suspend production for a period of approximately six weeks due to the semiconductor chip shortages discussed below. As seen in this temporary production halt, the COVID-19 pandemic and related PHE have caused and could continue to cause disruption to our supply chain that could impact our operations, limit our growth, and increase our cost of goods sold per unit.

For example, we have seen reduced semiconductor chip availability in 2021 and the first quarter of 2022, which has impacted our ability to produce and sell systems and batteries. We expect availability issues to continue through the remainder of 2022 and possibly into 2023 as the semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. In addition, gas required for manufacturing of semiconductors and manufacturing capacity constraints as a result of the war in Ukraine as well as the COVID-19 extended lockdown in China are expected to impact our operations into the second half of 2022. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product, and we could be forced to slowdown or temporarily halt production again. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on supply and shipment dates from our regular suppliers, sourcing from the open semiconductor channel, and using appropriate pricing actions such as price increases, to help offset some of the increased cost.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the second half of 2021, which continued through the first quarter of 2022, and we expect this to have an increased impact on our cost of goods sold for the remainder of 2022 and into 2023. Even though we paid significant costs in the second half of 2021 and the first quarter of 2022 associated with acquiring chips on the open market, most of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. We believe based on our assessment and industry feedback that these supply shortages and increased costs are likely to continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints and cost inflation for other components used in our products albeit to a lower degree. Due to semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations as well as Foxconn, our Czech Republic-based original equipment manufacturer (OEM), beginning January 3, 2022 until early February 2022 when we resumed production and restarted our manufacturing operations at all three locations. While we have been able to restart manufacturing operations at all locations, we are still seeing challenges in terms of available supply and we believe the supply shortages continue to represent an increased risk to the business in 2022, and we may have to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue into 2022. These challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response we have implemented more flexible workplace requirements depending on the role, such as increasing ability for remote work, but we still expect to be challenged by the macro-economic employment environment.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused demand to fluctuate for our products across all channels due to the global economic environment and changes to physician visits, interactions, testing requirements and diagnosis. Additionally, while we planned for sales and marketing expansion in 2021, we saw lower hiring and increased attrition in our direct-to-consumer sales force, primarily due to increased competition for sales professionals in 2021 and the first quarter of 2022. The labor shortage trend for qualified sales professionals may continue in 2022, limiting our ability to grow in future periods.

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

During the year ended December 31, 2021, the number of inside direct-to-consumer sales representatives decreased to 292 from 300 as of December 31, 2020, and we have continued to see our inside direct-to-consumer sales representative headcount decline in the first quarter of 2022 due to attrition outpacing hiring. In 2021 and continuing into the first quarter of 2022, hiring was challenging due to the continued impacts of the COVID-19 pandemic and related PHE. We hope to offset attrition with replacement hiring through the remainder of 2022 while we opportunistically increase the total inside direct-to-consumer sales representatives if and when required while maintaining our hiring standards and being mindful of the supply constraints.

We also plan to expand our prescriber sales team to drive increased physician referrals for patient rentals. This specialized sales team consisted of 35 sales representatives and 6 support personnel as of December 31, 2021. In addition, we are using a third-party contract sales organization, Ashfield, that will only represent Inogen in the field, to enhance our go-to-market capabilities in the U.S. As of March 31, 2022, we had approximately 54 dedicated sales representatives and 12 concierge service representatives on our prescriber sales team. Additionally, Ashfield has provided access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. The combined sales organization, Inogen and Ashfield, will benefit from access to Ashfield’s comprehensive offering of analytics tools, sales operations support, and personalized concierge services that will help drive productivity and efficiency.

•

Expand our domestic direct-to-consumer marketing efficiently and optimize pricing.  We maintained our marketing efforts to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as patient interest increased. We plan to optimize marketing spend to drive consumer and physician awareness of our products in 2022 and beyond. We raised prices as of September 1, 2021 and March 1, 2022 to partially offset rising product costs. We plan to continue to monitor the progression of the COVID-19 pandemic and related PHE in the United States and may adjust our marketing plan accordingly.

•

Expand our rental revenues.  We are evolving our operating model to focus the enhanced prescriber sales team on rental opportunities with our direct-to-consumer sales team focusing mainly on cash sales. We believe the new specialized operating model will drive higher rental setups as we expand prescriber and payor awareness of our products and services.

Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the first quarter of 2022. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has finalized additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below. These changes may reduce the administrative burden and increase patient access to our products; however, we still need additional clarity on how it will be implemented.

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

Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with hypoxemia, which in some cases may be caused or exacerbated by COVID-19. While there have been surges in demand for oxygen concentrators by our HME providers during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates, domestic business-to-business demand in 2020 declined. In 2020, the COVID-19 pandemic and related PHE represented a period of isolation, with lower patient travel, fewer visits to physician offices (limiting patient interactions for COPD patient referrals) and HME providers minimizing patient interactions. Domestic HME provider demand increased in the year ended December 31, 2021 and in the three months ended March 31, 2022, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases and increased patient ambulation and consumer confidence.

However, in spite of the increased demand, starting in the third quarter of 2021 through the first quarter of 2022, we saw supply constraints associated with the semiconductor chip shortage that led to a significant decline in this channel, specifically in the first quarter as we were forced to temporarily halt production from early January 2022 to early February 2022 due to these supply constraints. We expect these supply constraints to continue to impact the domestic business-to-business channel in the remainder of 2022.

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

Current Inogen products are commercialized in the European Union and United Kingdom under Medical Device Directive (MDD) certificates, expiring on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European Medical Device Regulation (MDR) is required for continued marketing in the European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and are under review. In addition, United Kingdom Conformity Assessed has been filed and accepted.  The Swiss Medic Submissions has been filed and awaiting final steps. Derogation requests have also been filed in Germany, France, Spain, Italy, Belgium and Netherlands. Additional requests are in the process of preparation. Due to the expected reduced availability of products in Europe in the second quarter and second half of 2022 due to the delay in MDR approval, we will place intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDR certificate expires.

As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 and continuing through the first quarter of 2021, primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, during this period, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand for the remainder of 2021 and during the first quarter of 2022, which we believe was due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in certain markets associated with spikes in COVID-19 cases in such instances. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets.

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

•

Invest in our oxygen product offerings to develop innovative products and expand clinical evidence.  We incurred $16.6 million and $14.1 million in 2021 and 2020, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $5.4 million and $4.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively, in research and development costs.

We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. We expect the Inogen One G5 to obsolete the Inogen One G3® over the short-term. The Inogen One G5 represented more than 75% of total domestic POC units sold in the three months ended March 31, 2022, showing the strong demand for this product from both patients and providers.

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

In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared TAV system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We plan to only sell this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2022, and we expect limited contributions to revenue in its existing configuration.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the three months ended March 31, 2022 and March 31, 2021, approximately 34.8% and 18.1%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 73.2% and 79.3% of the non-U.S. revenue for the three months ended March 31, 2022 and March 31, 2021, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Our total revenue was $80.4 million and $86.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in total revenue was primarily due to supply chain constraints that limited production capacity and resulted in lower sales in our domestic business-to-business channel. We generated net losses of $14.2 million and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We generated Adjusted EBITDA of ($5.0) million and $5.4 million in the three months ended March 31, 2022 and March 31, 2021, respectively (see “Non-GAAP financial measures” for reconciliations between U.S. GAAP and non-GAAP results). As of March 31, 2022, our retained earnings were $55.1 million.

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

Our direct-to-consumer and prescriber sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription, although, as discussed above, this process has been disrupted due to the COVID-19 pandemic and related PHE and we expect that such disruption will continue for the duration of the COVID-19 pandemic and related PHE. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are secured. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-10% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 30,400 systems in the three months ended March 31, 2022 and 49,400 systems for the same period in 2021. While management focuses on system sales as an indicator of current business success, the decline in the current period was caused by supply chain constraints and associated temporary suspension of manufacturing at all three locations.

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

Rental revenue increased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 and 2022 while the COVID-19 PHE continued. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended permanently as part of the final rule published in December 2021. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

A portion of rentals include a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. This capped period begins after month 36 and continues until month 60. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the capped rental period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 43,200 and 34,700 oxygen rental patients as of March 31, 2022 and March 31, 2021, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 16.2% and 11.3% of our total revenue in the three months ended March 31, 2022 and March 31, 2021, respectively. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2022 and March 31, 2021, approximately 79.0% and 83.9%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior five years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI), sequestration and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

The 2% Medicare sequestration benefit that was in place since May 2020 due to the COVID-19 PHE was set to expire on December 31, 2021 but was extended by Congress through March 31, 2022. The sequestration has now resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration set to resume starting July 1, 2022 and expected to continue through September 30, 2030.

On April 6, 2020, CMS published an Interim Final Rule (IFR) in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, are waived. In addition, the prior Administration has issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed medical review of claims and the prior authorization program for certain DMEPOS.

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment amounts that will be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and sequestration adjustments, as outlined above.

CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. The final payment methodology sets the fee schedule amounts to 100% of the Medicare (competitive bid derived) rates in all non-rural areas. This will reduce Medicare rates after the PHE is over in the current areas that are considered non-rural but not covered by a former CBA, as those areas are currently receiving a 75/25 blended payment rate. The final payment methodology establishes the fee schedule amounts to a 50/50 blended payment rate in rural areas, which is the same rate that is currently applicable in these areas.

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

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirement for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS removed from the national coverage determination the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS issued guidance on February 10, 2022 to the Medicare Administrative Contractors detailing that the implementation date of the revised national coverage policy will be June 14, 2022. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will change their coverage determinations or the effective date of the new national coverage determinations.

Medicare revenue, including patient co-insurance and deductible obligations, represented 12.8% and 9.5% of our total revenue in the three months ended March 31, 2022 and March 31, 2021, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three months ended March 31, 2022 and March 31, 2021, respectively. Our capped patients as a percentage of total patients on service was approximately 8.1% as of March 31, 2022 and 9.8% as of March 31, 2021. The decrease in percentage of capped patients in the comparative periods was primarily due to the significant increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 95 contracts as of March 31, 2022. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue in the remainder of 2022. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels.  Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including component materials, assembly labor and overhead, warranty expense, provisions for slow-moving and obsolete inventory, rework and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, manufacturing engineering, and quality assurance employees as well as temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs and materials. Provisions for warranty obligations are included in cost of sales revenue and are provided for at the time of revenue recognition.

We continue to make progress towards reducing the average unit costs of our products (excluding the impact of the semiconductor chip cost increases) as a result of our ongoing efforts to develop lower-cost systems, negotiate with our suppliers, improve our manufacturing processes, and increase production volume and yields. However, we have experienced and expect to continue experiencing supply chain disruptions through the remainder of 2022 and into 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs, which drove up the cost of our products in 2021 and the first quarter of 2022, and which we expect will continue to drive up the cost of our products in the remainder of 2022. In addition, supply chain disruptions and increased cost of critical components are expected to continue into the second half of 2022 due to the war in Ukraine as well as the COVID-19 extended lockdown in China.

As a result, we saw these inflated costs negatively impact our cost of goods sold starting in the third quarter of 2021 through the first quarter of 2022, and we expect this to have an increased impact on our material costs in the remainder of 2022 until supply and demand get closer to equilibrium. Even though we paid significant costs in the second half of 2021 and the first quarter of 2022 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages are likely to continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations at all locations, we are still seeing challenges in terms of available supply, and we believe the supply shortages continue to represent an increased risk to the business in the remainder of 2022 and into 2023, and we may be required to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2021 and the three months ended March 31, 2022, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2022.

For these reasons, we expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, changes in average selling prices and manufacturing cost per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense, consumable disposables, logistics costs and service costs for rental patients, including rework costs, material, labor, and freight.

We expect rental gross margin percentage to decrease in 2022, primarily associated with lower rental revenue per patient on service and higher costs per patient on service. We expect the average cost of rental revenue per patient on service to decline in future periods as a result of our ongoing efforts to reduce average unit cost of our systems as well as reductions in service costs as we leverage more volume through an experienced team.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development, engineering, and medical affairs employees. It also includes facility costs, laboratory supplies, product development materials, consulting fees, clinical studies costs, and testing costs for new product launches as well as enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to enhance our technologies and to support development and commercialization of new and existing products.

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy, including significant investments in clinical research. We also expect research and development expense to increase in absolute dollars in future periods as we continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We expect increased research and development costs associated with broadening our product portfolio.

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

We continue to recruit to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Headcount was down slightly as of March 31, 2022 compared to December 31, 2021. We expect minimal net new hires in the near term due to the size and quality of the candidate pool and expected attrition, but as part of our growth plans, we are increasing our focus on improving productivity of our existing sales force. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, increasing media spend to drive consumer awareness, and rising patient support costs as our patient and customer base increases.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory, legal, human resources, and information technology (IT) departments as well as facilities costs, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. General and administrative expense also includes changes in the fair value of the New Aera earnout liability.

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. General and administrative expense will increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees and compliance costs associated with operating as a public company.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), as well as interest income earned on cash equivalents and marketable securities.

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

Results of operations

Comparison of three months ended March 31, 2022 and March 31, 2021

Revenue

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$67,402	$77,081	$(9,679)	-12.6%	83.8%	88.7%
Rental revenue	12,983	9,851	3,132	31.8%	16.2%	11.3%
Total revenue	$80,385	$86,932	$(6,547)	-7.5%	100.0%	100.0%

Sales revenue decreased $9.7 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, a decrease of 12.6% from the comparable period. The decrease was primarily attributable to supply chain constraints that mostly limited sales in our domestic business-to-business channel, partially offset by improved average selling prices and sustained demand. We sold approximately 30,400 oxygen systems during the three months ended March 31, 2022 compared to approximately 49,400 oxygen systems sold during the three months ended March 31, 2021, a decrease of 38.5%. The decrease in the number of systems sold resulted from a decrease in sales in the domestic business-to-business channel, primarily due to supply chain constraints.

Rental revenue increased $3.1 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 31.8% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	March 31,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$5,101	$30,743	$(25,642)	-83.4%	6.3%	35.4%
Business-to-business international sales	27,941	15,720	12,221	77.7%	34.8%	18.1%
Direct-to-consumer domestic sales	34,360	30,618	3,742	12.2%	42.7%	35.2%
Direct-to-consumer domestic rentals	12,983	9,851	3,132	31.8%	16.2%	11.3%
Total revenue	$80,385	$86,932	$(6,547)	-7.5%	100.0%	100.0%

Domestic business-to-business sales decreased 83.4% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to the supply chain constraints that limited our ability to meet all customer demand and strategic sales channel optimization decisions, partially offset by improved average selling prices and sustained demand.

International business-to-business sales increased 77.7% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, mostly driven by increased average selling prices and improved demand primarily in Europe as we placed intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDR certificate expiration. In the three months ended March 31, 2022, sales in Europe as a percentage of total international sales revenue increased to 98.2% versus 86.5% in the comparative period in 2021.

Domestic direct-to-consumer sales increased 12.2% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased average selling prices versus the comparative period in the prior year. Inside sales representative productivity increased in the quarter despite lower average inside sales representative headcount, which was down approximately 6.9% from the comparative period in 2021.

Domestic direct-to-consumer rentals increased 31.8% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the removal of the budget neutrality provision effective April 1, 2021 and inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$39,500	$42,635	$(3,135)	-7.4%	49.1%	49.0%
Cost of rental revenue	5,879	4,424	1,455	32.9%	7.4%	5.1%
Total cost of revenue	$45,379	$47,059	$(1,680)	-3.6%	56.5%	54.1%

Gross profit - sales revenue	$27,902	$34,446	$(6,544)	-19.0%	34.7%	39.7%
Gross profit - rental revenue	7,104	5,427	1,677	30.9%	8.8%	6.2%
Total gross profit	$35,006	$39,873	$(4,867)	-12.2%	43.5%	45.9%

Gross margin percentage - sales revenue	41.4%	44.7%
Gross margin percentage- rental revenue	54.7%	55.1%
Total gross margin percentage	43.5%	45.9%

Cost of sales revenue decreased $3.1 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, a decrease of 7.4% from the comparable period. The decrease in cost of sales revenue was primarily attributable to lower sales volumes, partially offset by higher material cost per unit and labor and overhead per unit. The first quarter of 2022 included $3.7 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $1.5 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 32.9% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation expense and servicing costs. Cost of rental revenue included $2.6 million of rental asset depreciation for the three months ended March 31, 2022 compared to $1.9 million for the three months ended March 31, 2021.

Gross margin on sales decreased to 41.4% for the three months ended March 31, 2022 from 44.7% for the three months ended March 31, 2021. The decrease was primarily due to higher cost of goods sold per unit in the quarter, related to increased material and labor and overhead costs caused by lower labor and overhead absorption due to the temporary manufacturing shutdown in early 2022. The decrease was partially offset by higher average selling prices and decreased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international business-to-business sales. Total worldwide business-to-business sales revenue accounted for 49.0% of total sales revenue in the three months ended March 31, 2022 versus 60.3% in the three months ended March 31, 2021.

Rental revenue gross margin decreased to 54.7% for the three months ended March 31, 2022 from 55.1% for the three months ended March 31, 2021, primarily due to higher servicing costs and depreciation expense per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$5,364	$4,015	$1,349	33.6%	6.6%	4.6%

Research and development expense increased $1.3 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 33.6% over the comparable period, primarily due to a $0.8 million increase in product development expenses and a $0.5 million increase in personnel-related expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$28,039	$25,491	$2,548	10.0%	34.9%	29.3%

Sales and marketing expense increased $2.5 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 10.0% from the comparable period, primarily attributable to an increase of $2.2 million of consulting fees, primarily for the development of the physician sales team. In the three months ended March 31, 2022, we spent $7.9 million in media and advertising costs versus $7.6 million in the comparative period in 2021.

General and administrative expense

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$15,189	$12,499	$2,690	21.5%	18.9%	14.4%

General and administrative expense increased $2.7 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 21.5% from the comparable period. The increase was primarily attributable to an increase of $1.6 million in personnel-related expenses, including recruiting and severance costs, and a $0.4 million increase in the change in fair value of the New Aera earnout liability.

Other income (expense)

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$29	$57	$(28)	-49.1%	0.0%	0.1%
Other expense	(433)	(310)	(123)	39.7%	-0.5%	-0.4%
Total other expense, net	$(404)	$(253)	$(151)	59.7%	-0.5%	-0.3%

Total other income (expense), net increased $0.2 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 59.7% from the comparable period, primarily attributable to an increase of $0.1 million in net foreign currency losses.

Income tax expense (benefit)

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense (benefit)	$224	$(1,653)	$1,877	-113.6%	0.3%	-1.9%
Effective income tax rate	-1.6%	69.3%

Income tax expense (benefit) increased $1.9 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets otherwise attributable to the current period loss.

Our effective tax rate for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets.

Net loss

	Three months ended
	March 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net loss	$(14,214)	$(732)	$13,482	1841.8%	-17.7%	-0.8%

Net loss increased $13.5 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, an increase of 1841.8% from the comparable period. The increase in net loss was primarily related to a decrease in gross profit and higher operating expense.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2022, we had purchase obligations with outside vendors and suppliers of approximately $122.9 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity and capital resources

As of March 31, 2022, we had cash and cash equivalents of $213.4 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $10.0 million in available-for-sale corporate bonds which had maturities greater than three months. For the three months ended March 31, 2022 and March 31, 2021, we received $0.9 million and $4.8 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2022 consisted of cash used in operating activities of $18.1 million and capital expenditures of $4.1 million including additional rental equipment, other property, and plant and equipment.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2022 vs. 2021
Summary of consolidated cash flows	2022	2021	$	%
Cash provided by (used in) operating activities	$(18,098)	$2,860	$(20,958)	-732.8%
Cash provided by (used in) investing activities	(4,052)	986	(5,038)	-511.0%
Cash provided by (used in) financing activities	(108)	4,427	(4,535)	-102.4%
Effect of exchange rates on cash	133	(221)	354	-160.2%
Net increase (decrease) in cash and cash equivalents	$(22,125)	$8,052	$(30,177)	-374.8%

(amounts in thousands)	March 31,	December 31,
Summary of working capital	2022	2021
Total current assets	$318,122	$329,186
Total current liabilities	59,823	61,512
Net working capital	$258,299	$267,674

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of our net loss of $14.2 million, partially offset by non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $5.8 million, provision for sales returns and doubtful accounts of $3.0 million, stock-based compensation expense of $2.7 million, provision for inventory obsolescence and other inventory losses of $0.9 million, net loss on disposal of rental equipment and other fixed assets of $0.7 million, and the change in fair value of earnout liability of $0.6 million. The net changes in operating assets and liabilities resulted in a net use of cash of $17.5 million.

Net cash provided by operating activities for the three months ended March 31, 2021 consisted primarily of our non-cash expense items, such as depreciation of equipment and leasehold improvements and amortization of our intangibles of $5.1 million, provision for sales returns and doubtful accounts of $2.5 million, stock-based compensation expense of $2.5 million, provision for rental revenue adjustments of $1.0 million, provision for inventory obsolescence and other inventory losses of $0.5 million, change in fair value of earnout liability of $0.3 million, and net loss on disposal of rental equipment and other fixed assets of $0.2 million; partially offset by the net changes in operating assets and liabilities of $6.9 million, $1.5 million increase in deferred tax assets and our net loss of $0.7 million.

Investing activities

Net cash provided by (used in) investing activities generally includes the production and purchase of rental assets, property, plant and equipment, and intangibles to support our expanding business as well as maturities or purchases of marketable securities.

For the three months ended March 31, 2022, we invested $4.1 million in the production and purchase of rental assets and other property and equipment.

For the three months ended March 31, 2021, we received $6.1 million in maturities of marketable securities. In addition, we invested $5.2 million in the production and purchase of rental assets and other property, equipment, and intangible assets.

We expect to continue investing in property, equipment and leasehold improvements as we expand our operations. Our business is inherently capital intensive. We expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator products and, in connection with our rental business, we incur expense in the deployment and maintenance of rental equipment to our patients. Investments will continue to be required in order to grow our sales and rental revenue and continue to supply and replace rental equipment to our rental patients on service.

Financing activities

Historically, we have funded our operations through our sales and rental revenue, the issuance of preferred and common stock, and the incurrence of indebtedness.

For the three months ended March 31, 2022, net cash used in financing activities consisted of the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.1 million, partially offset by $0.9 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

For the three months ended March 31, 2021, net cash provided by financing activities consisted of $4.8 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.4 million.

Sources of funds

Our cash used in operating activities in the three months ended March 31, 2022 was $18.1 million compared to cash provided by operating activities of $2.9 million in the three months ended March 31, 2021. As of March 31, 2022, we had cash and cash equivalents of $213.4 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses. Over the past several years, our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business, which we expect to continue in the future.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2022	2021
Net loss	$(14,214)	$(732)
Non-GAAP adjustments:
Interest income	(29)	(57)
Provision (benefit) for income taxes	224	(1,653)
Depreciation and amortization	5,760	5,098
EBITDA (non-GAAP)	(8,259)	2,656
Stock-based compensation	2,665	2,516
Change in fair value of earnout liability	630	265
Adjusted EBITDA (non-GAAP)	$(4,964)	$5,437

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2022 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.0 million decline in revenue for the three months ended March 31, 2022. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $213.4 million as of March 31, 2022, which consisted of highly liquid investments with a maturity of three months or less, and $10.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2022 and March 31, 2021. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three months ended March 31, 2022 or March 31, 2021.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to various legal proceedings arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims. At this time, we do not anticipate that any of these other proceedings arising in the normal course of business will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Risk factors include, but are not limited to, statements concerning the following:

Risks related to our business and strategy:

•	the intense international, national, regional and local competition we face in our industry;
•	our dependence on a limited number of customers for a significant portion of our sales revenue;
•	the lack of availability of certain components needed to manufacture and assemble our devices and our reliance on a single source or a limited group of manufacturers or suppliers;
•	the lack of long-term supply contracts with many of our third-party suppliers;
•	the possibility our manufacturing facilities could become unavailable or inoperable and other potential manufacturing problems or delays;
•	our reliance upon a third-party contract manufacturer for certain manufacturing and repair operations;
•	the need to continue to enhance our existing products and develop and market new products;
•	risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency (PHE);
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

Risks related to the regulatory environment:

•

extensive federal, state, and international regulations related to our business by numerous government agencies, including the U.S. Food and Drug Administration, or FDA, and the European Medical Device Regulation;

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

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Owens & Minor (formerly Apria Healthcare, Inc.), AdaptHealth Corp., Rotech Healthcare, Inc., and Viemed Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local providers. Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our increased focus on building out a prescriber sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the three months ended March 31, 2022 and March 31, 2021, sales revenue to our top 10 customers accounted for approximately 29.4% and 33.4%, respectively, of our total revenue. The Medicare service reimbursement programs represented more than 10% of our total revenue for the three months ended March 31, 2022. No single sales revenue customer represented more than 10% of our total revenue for the three months ended March 31, 2022 and one single customer represented more than 10% of our total revenue for the three months ended March 31, 2021. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner and other home medical equipment providers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases components required to manufacture and assemble our products are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers or the further limitation on availability could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems, our Inogen At Home systems, and our Tidal Assist® Ventilator (TAV®). For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, TAV-compatible stationary concentrators, and some molded plastic components. Many of our products also utilize components that are available from a limited number of suppliers. Our dependence on single-source or limited-source suppliers of components may expose us to several risks, including, among other things:

•	our suppliers or their component sub-suppliers may be unable to meet demands due to global supply chain disruptions;
•	we may experience delays in delivery by our suppliers due to customs clearing delays, shipping delays, scarcity of raw materials and components or changes in demand from us or their other customers;
•

our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, including the COVID-19 pandemic and related PHE or due to acts of terrorism, hostilities, military conflict or war, including the war in Ukraine;

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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in 2021 and the first quarter of 2022 and expect to continue to see these disruptions through the remainder of 2022 and into the first quarter of 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators. However, we recognize that there could be supply shortages for other components used in our products.  These shortages are being experienced across many industries, placing additional pressure on existing supplies. While we have taken steps to attempt to mitigate the impact of supply shortages, it has had and will likely continue to have an increased negative impact on our ability to manufacture products (including with respect to the production halt discussed below). We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on shipment dates from our regular suppliers, canvassing the open market for supplies, and using the price increases we implemented on September 1, 2021 and March 1, 2022 to help offset some of the increased costs, but in spite of these efforts we have been supply constrained and with these components facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward. Additionally, we believe that the war in Ukraine will result in added supply constraint pressures through at least the remainder of 2022.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold in the third and fourth quarter of 2021 and the first quarter of 2022, and we expect this to have an increased impact on our material costs in the remainder of 2022. Even though we paid significant costs in the second half of 2021 and first quarter of 2022 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages may continue through the remainder of 2022. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations at all locations, we are still seeing challenges in terms of availability of supply and we believe the supply shortage continues to represent an increased risk to the business in the remainder of 2022, and we may suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products. This may mean that some of our customers may seek other sources of products if we cannot meet their demand.

The FDA has released guidance that requires manufacturers of certain medical devices, including ventilation-related products under product code CAW, among others, to notify FDA of a permanent discontinuance or interruption in manufacturing of an applicable device under Section 506J of the Federal Food, Drug, and Cosmetic Act during the COVID-19 PHE. To the extent we experience an interruption in our manufacturing during the COVID-19 PHE that falls within the scope of this guidance, we would be required to notify FDA. This and other regulatory requirements could increase the cost of our operations and compliance.

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

The ongoing conflict between Russia and Ukraine, and implications of supply chain challenges, may adversely affect our business and results of operations. It is not possible to predict the implications of this conflict, which could also include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, increased threat of cyberattacks, supply shortages, and adverse effects on currency exchange rates and financial markets. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. A significant escalation or further expansion of the conflict's current scope or related disruptions to the supply chain could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to continue to enhance our existing products, develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $5.4 million and $4.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer. We also plan to incorporate the TAV technology acquired from the New Aera acquisition directly into our oxygen concentrators, with minimal expected sales of the TAV product in its current configuration.

Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed

We are subject to risks associated with public health threats and epidemics, including the COVID-19 pandemic and related PHE.

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

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our batteries are sourced from a single source supplier, and sub-components of the battery are also sourced from single source suppliers. While our printed circuit boards are sourced from dual sources, the sub-components of these boards are sourced from single source suppliers. We are experiencing limited availability of certain semiconductor chip components for our Inogen One portable oxygen concentrators in both its batteries and printed circuit boards, and we do not have long-term supply contracts that would guarantee our supply during these periods of higher demand and lower availability of these sub-components. This has led to orders not being filled in a timely manner and a temporary production halt in the first quarter of 2022 and is expected to lead to increased costs for components and limited supply availability through the remainder of 2022 and into the first quarter of 2023. Therefore, we expect to be unable to fully meet customer demand for our products during the first quarter of 2022 and we expect these supply constraints to continue through the remainder of 2022 and into the first quarter of 2023. For additional discussion of potential risks related to our inability to source components of our products, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

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
•

The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 8.1% as of March 31, 2022 and 9.8% as of March 31, 2021. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.

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

•

In May 2020, Congress eliminated the 2% Medicare sequestration payment reduction that applies to all Medicare providers and suppliers, due to the COVID-19 PHE, and Congress extended it until March 31, 2022. The sequestration payment reduction resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration resuming on July 1, 2022 and continuing through September 30, 2030.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended March 31, 2022 and March 31, 2021, approximately 79.0% and 83.9%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 12.8% of our total revenue in the three months ended March 31, 2022 and 9.5% in the three months ended March 31, 2021.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of March 31, 2022 and March 31, 2021. Our capped patients as a percentage of total patients on service was approximately 8.1% as of March 31, 2022 and 9.8% as of March 31, 2021. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic sequestration reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and subsequent federal laws had paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through March 31, 2022. On April 1, 2022, and expected through June 30, 2022, there has been a 1% sequestration reduction, and the full 2% sequestration reduction is expected to resume on July 1, 2022 and continue through September 30, 2030. We expect that additional state and federal healthcare policy measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the three months ended March 31, 2022 and March 31, 2021, approximately 16.2% and 11.3%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

Going forward, we plan to hire additional inside sales representatives at a more controlled pace across all three facilities to expand sales capacity. In 2022, we expect hiring will continue to be challenging and do not expect to increase our inside sales force and instead expect to offset attrition with replacement hiring. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, and to the extent they are not effective, it may negatively affect our financial condition and results of operations.

In addition, we plan to hire additional sales representatives in our prescriber sales organization, primarily through Ashfield, our contract sales organization, to enhance our go-to-market capabilities in the U.S. The employment market is very challenging and there is no guarantee that they, or we, will be able to hire all of the required employees to our prescriber sales organization in the future or retain existing staff. Additionally, Ashfield will provide access to its best-in-class data-driven sales management disciplines, proprietary prescriber insights, and analytics to support our growth strategy and drive performance in the clinician sales channel. While we believe that our investments in the prescriber sales organization will enhance our growth in direct-to-consumer sales and rental revenue, it will take time for these sales representatives to be fully trained and ramped up to full productivity, and it will take time for the sales tools to be implemented across our existing prescriber sales representatives. To the extent that the sales tools being implemented, or the sales representatives hired either through us or Ashfield are not effective or our relationship with Ashfield was to terminate, or the number of sales representatives does not reach the number anticipated, it may negatively affect our future growth and results of operations.

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

As part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019 and completed our integration process. We made certain assumptions relating to the New Aera acquisition, which assumptions may have been inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating costs, and general economic and business conditions that adversely affect the combined company following the acquisition. After integration of New Aera, and partially as a result of the negative litigation outcome in our case against the Department of Health and Human Services, we believe that our assumptions regarding New Aera will not be fully realized. We believe that there are still many risks associated with the TAV product, including whether we will be able to successfully incorporate TAV into our existing products, what sort of competition there may be for the TAV product, if and when implemented, and the other risks identified in this Quarterly Report on Form 10-Q.

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label partners and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, three single customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $5.8 million, $4.3 million and $3.7 million, respectively, as of March 31, 2022, and one single customer with an accounts receivable balance of $5.9 million as of December 31, 2021. Challenging economic conditions, including those associated with the COVID-19 pandemic and related PHE, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by global or regional economic conditions, including those associated with the COVID-19 pandemic and related PHE. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2022 and March 31, 2021, approximately 34.8% and 18.1%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

For example, for the three months ended March 31, 2022 and March 31, 2021, we experienced net foreign currency losses of $0.4 million and $0.3 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the notes in our consolidated financial statements in the Annual Report on Form 10-K.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, shipping delays associated with the COVID-19 pandemic and related PHE, or other factors could disrupt or delay shipping or offloading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations. The war in Ukraine has adversely affected some shipping pathways and we anticipate that this conflict will result in further disruptions to our supply chain and shipping channels

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

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

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid, and are likely to be set, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products, as these inflation adjustments are subject to annual approval outside of our control. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs, which we experienced in 2021 as the labor market has tightened and there is increased competition for certain roles. As a result, increases in our operating costs including personnel-related costs could adversely affect our financial condition and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, our Executive Vice President, Chief Commercial Officer, George Parr, joined us in April 2021, our Executive Vice President, Chief Technology Officer, Stanislav Glezer, joined us in June 2021, our Executive Vice President, General Counsel, Jason Somer, joined us in July 2021, and our Executive Vice President, Chief Financial Officer, Kristin Caltrider, joined us in March 2022.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 7 – Income taxes in the condensed notes of our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information and factors that could impact the Company’s ability to realize the deferred tax assets.

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

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extends the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, but increased the fiscal year 2030 sequestration cuts. In December 2021 through the Protecting Medicare and American Farmers from Sequester Cuts Act, the 2% Medicare sequestration benefit that was set to expire December 31, 2021 was extended until March 31, 2022. The sequestration then resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration resuming starting July 1, 2022 and continuing through September 30, 2030. Once the sequestration reduction is reinstated, this could adversely affect our financial condition and results of operations.

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

Any modification we make to our products that could significantly affect their safety or effectiveness, or would constitute a material change in intended use, manufacture, design, materials, labeling, or technology requires the submission and clearance of a new 510(k) pre-market notification, a de novo application or, possibly, pre-market approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. We plan to make similar determinations regarding modifications to our 510(k) products, which may include the redesign of the Inogen One G5 system motherboard pending validation testing. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory penalties or fines.

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

Approximately 34.8% and 18.1% of our total revenue was from sales outside of the United States for the three months ended March 31, 2022 and March 31, 2021, respectively. We have sold our products in a total of 59 international countries and overseas regions outside of the United States through our wholly owned subsidiary, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, medical devices marketed in the European Union require certification according to these new requirements, except those devices with valid CE Marks, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive (MDD), may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that failed to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the MDD may not be placed on the market in the European Union after May 2024. The extension of the existing certificates under the MDD or obtaining a new certificate under the MDR is required for continued marketing in the European Union after May 18, 2022. Inogen products are commercialized in the European Union and United Kingdom under MDD certificates, expiring on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European MDR is required for continued marketing in the European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and is under review. In addition, United Kingdom Conformity Assessed has been filed and accepted. The Swiss Medic Submissions has been filed and awaiting final steps. Derogation requests have also been filed in Germany, France, Spain, Italy, Belgium and Netherlands. Additional requests are in the process of preparation. Due to the expected reduced availability of products in Europe in the second quarter and second half of 2022 due to the delay in MDR approval, we will place intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDR certificate expires

The foreign regulatory approval process, including with respect to MDR, includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The Federal False Claims Act allows any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statute) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under this federal law may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim that items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. The majority of states also have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services reimbursed under Medicaid and other state programs, or in several states, apply regardless of payor. Penalties under these state laws can be comparable to those under their federal equivalents.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $0.19 million per year (and up to an aggregate of $1.265 million per year for “knowing failures”), subject to an annual adjustment for inflation.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on March 17, 2022 sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after March 17, 2022, if the violation occurred on or after November 2, 2015.

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

We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

As of March 31, 2022, we have twenty-seven pending U.S. and international patent applications, forty-seven issued U.S. patents, and nineteen issued foreign patents relating to the design and construction of our oxygen concentrators, our intelligent delivery technology and our TAV product, including its proprietary nasal interface. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

As of March 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 53.3% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairperson of the board of directors, or the Chief Executive Officer;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2022 and March 31, 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1(1)	Employment and Severance Agreement by and between the Company and Kristin A. Caltrider, effective March 21, 2022	8-K	10.1	03/04/22

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

(1)	Indicates a management contract or compensatory plan.
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

inogen, inc.

Dated:	May 5, 2022	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 5, 2022	By:	/s/ Kristin Caltrider
Kristin Caltrider
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)