Form 10-Q
period 2022-06-30
Inogen Inc
filed 2022-08-04
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 22,866,466 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$223,621	$235,524
Marketable securities	—	9,989
Accounts receivable, net	31,146	24,452
Inventories, net	33,496	31,873
Income tax receivable	1,670	1,343
Prepaid expenses and other current assets	25,514	26,005
Total current assets	315,447	329,186
Property and equipment
Rental equipment, net	59,158	59,073
Manufacturing equipment and tooling	11,134	12,050
Computer equipment and software	9,044	8,585
Furniture and equipment	3,135	3,167
Leasehold improvements	6,059	5,956
Land and building	125	125
Construction in process	2,913	1,639
Total property and equipment	91,568	90,595
Less accumulated depreciation	(51,150)	(51,669)
Property and equipment, net	40,418	38,926
Goodwill	32,803	32,979
Intangible assets, net	55,850	60,147
Operating lease right-of-use asset	23,484	24,912
Other assets	2,067	3,363
Total assets	$470,069	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$26,808	$25,689
Accrued payroll	12,659	17,307
Warranty reserve - current	7,360	6,480
Operating lease liability - current	3,506	3,393
Deferred revenue - current	9,007	8,568
Income tax payable	—	75
Total current liabilities	59,340	61,512
Long-term liabilities
Warranty reserve - noncurrent	7,144	7,246
Operating lease liability - noncurrent	21,678	23,281
Earnout liability - noncurrent	13,975	15,386
Deferred revenue - noncurrent	11,395	11,861
Total liabilities	113,532	119,286
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,865,715 and 22,731,586 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	304,939	299,463
Retained earnings	51,616	69,272
Accumulated other comprehensive income (loss)	(41)	1,469
Total stockholders' equity	356,537	370,227
Total liabilities and stockholders' equity	$470,069	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Sales revenue	$89,291	$90,304	$156,693	$167,385
Rental revenue	14,085	11,259	27,068	21,110
Total revenue	103,376	101,563	183,761	188,495
Cost of revenue
Cost of sales revenue	50,661	46,565	90,161	89,200
Cost of rental revenue, including depreciation of $2,720 and $2,054, for the three months ended and $5,358 and $3,942 for the six months ended, respectively	6,457	4,663	12,336	9,087
Total cost of revenue	57,118	51,228	102,497	98,287
Gross profit
Gross profit-sales revenue	38,630	43,739	66,532	78,185
Gross profit-rental revenue	7,628	6,596	14,732	12,023
Total gross profit	46,258	50,335	81,264	90,208
Operating expense
Research and development	6,064	4,123	11,428	8,138
Sales and marketing	30,388	29,317	58,427	54,808
General and administrative	12,682	5,224	27,871	17,723
Total operating expense	49,134	38,664	97,726	80,669
Income (loss) from operations	(2,876)	11,671	(16,462)	9,539
Other income (expense)
Interest income	225	29	254	86
Other income (expense)	(722)	304	(1,155)	(6)
Total other income (expense), net	(497)	333	(901)	80
Income (loss) before provision for income taxes	(3,373)	12,004	(17,363)	9,619
Provision for income taxes	69	6,902	293	5,249
Net income (loss)	(3,442)	5,102	(17,656)	4,370
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(634)	123	(837)	(334)
Change in net unrealized gains (losses) on foreign currency hedging	(1,204)	390	(1,878)	1,534
Less: reclassification adjustment for net (gains) losses included in net income	606	(132)	1,206	(373)
Total net change in unrealized gains (losses) on foreign currency hedging	(598)	258	(672)	1,161
Change in net unrealized gains (losses) on marketable securities	7	(3)	(1)	1
Total other comprehensive income (loss), net of tax	(1,225)	378	(1,510)	828
Comprehensive income (loss)	$(4,667)	$5,480	$(19,166)	$5,198

Basic net income (loss) per share attributable to common stockholders (Note 6)	$(0.15)	$0.23	$(0.77)	$0.20
Diluted net income (loss) per share attributable to common stockholders (Note 6)	$(0.15)	$0.22	$(0.77)	$0.19
Weighted average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	22,845,040	22,444,246	22,799,981	22,313,546
Diluted common shares	22,845,040	22,874,321	22,799,981	22,734,079

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2022 and June 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, March 31, 2021	22,385,794	$22	$280,464	$74,873	$925	$356,284

Stock-based compensation	—	—	3,239	—	—	3,239
Restricted stock awards issued, net of forfeitures	(19,835)	—	—	—	—	—
Vesting of restricted stock units	42,804	—	(82)	—	—	(82)
Shares withheld related to net restricted stock settlement	(1,615)	—	(97)	—	—	(97)
Stock options exercised	171,548	1	6,091	—	—	6,092
Net income	—	—	—	5,102	—	5,102
Other comprehensive income	—	—	—	—	378	378
Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916

Balance, March 31, 2022	22,836,472	$23	$302,020	$55,058	$1,184	$358,285
Stock-based compensation	—	—	3,020	—	—	3,020
Restricted stock awards issued, net of forfeitures	(5,011)	—	—	—	—	—
Vesting of restricted stock units	29,221	—	(104)	—	—	(104)
Shares withheld related to net restricted stock settlement	(117)	—	(3)	—	—	(3)
Stock options exercised	5,150	—	6	—	—	6
Net loss	—	—	—	(3,442)	—	(3,442)
Other comprehensive loss	—	—	—	—	(1,225)	(1,225)
Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537

	Six months ended June 30, 2022 and June 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	5,755	—	—	5,755
Employee stock purchases	37,699	—	927	—	—	927
Restricted stock awards issued, net of forfeitures	(41,344)	—	—	—	—	—
Vesting of restricted stock units	76,921	—	(357)	—	—	(357)
Shares withheld related to net restricted stock settlement	(3,328)	—	(188)	—	—	(188)
Stock options exercised	377,301	1	9,957	—	—	9,958
Net income	—	—	—	4,370	—	4,370
Other comprehensive income	—	—	—	—	828	828
Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916

Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	5,685	—	—	5,685
Employee stock purchases	30,558	—	915	—	—	915
Restricted stock awards issued, net of forfeitures	(5,011)	—	—	—	—	—
Vesting of restricted stock units	102,716	—	(1,062)	—	—	(1,062)
Shares withheld related to net restricted stock settlement	(2,783)	—	(97)	—	—	(97)
Stock options exercised	8,649	—	35	—	—	35
Net loss	—	—	—	(17,656)	—	(17,656)
Other comprehensive loss	—	—	—	—	(1,510)	(1,510)
Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(17,656)	$4,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,608	10,339
Loss on rental units and other fixed assets	1,466	601
Gain on sale of former rental assets	(93)	(40)
Provision for sales revenue returns and doubtful accounts	6,200	5,266
Provision for rental revenue adjustments	—	2,065
Provision for inventory losses	1,552	888
Stock-based compensation expense	5,685	5,755
Deferred income taxes	—	5,297
Change in fair value of earnout liability	(1,411)	(7,775)
Changes in operating assets and liabilities:
Accounts receivable	(13,788)	(14,691)
Inventories	(2,623)	(4,644)
Income tax receivable	(327)	66
Prepaid expenses and other current assets	482	6,447
Operating lease right-of-use asset	1,428	(17,811)
Other noncurrent assets	87	68
Accounts payable and accrued expenses	281	(1,071)
Accrued payroll	(4,637)	5,021
Warranty reserve	778	944
Deferred revenue	(27)	1,386
Income tax payable	(82)	(817)
Operating lease liability	(1,490)	18,465
Net cash provided by (used in) operating activities	(12,567)	20,129
Cash flows from investing activities
Maturities of marketable securities	9,988	8,152
Investment in intangible assets	—	(101)
Investment in property and equipment	(2,236)	(3,594)
Production and purchase of rental equipment	(7,083)	(7,957)
Proceeds from sale of former assets	153	78
Net cash provided by (used in) investing activities	822	(3,422)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from financing activities
Proceeds from stock options exercised	35	9,958
Proceeds from employee stock purchases	915	927
Payment of employment taxes related to release of restricted stock	(1,159)	(545)
Net cash provided by (used in) financing activities	(209)	10,340
Effect of exchange rates on cash	51	(159)
Net increase (decrease) in cash and cash equivalents	(11,903)	26,888
Cash and cash equivalents, beginning of period	235,524	211,962
Cash and cash equivalents, end of period	$223,621	$238,850

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$483	$1,057
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	345	68

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

The results of operations for the three and six months ended June 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2022
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$34,756	$—	$34,756	$34,756	$—
Level 1:
Money market accounts	188,865	—	188,865	188,865	—

Level 2:
Corporate bonds	—	—	—	—	—
Total	$223,621	$—	$223,621	$223,621	$—

	As of December 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$48,817	$—	$48,817	$48,817	$—
Level 1:
Money market accounts	186,707	—	186,707	186,707	—

Level 2:
Corporate bonds	9,988	1	9,989	—	9,989
Total	$245,512	$1	$245,513	$235,524	$9,989

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $1,779 and $1,671 as of June 30, 2022 and December 31, 2021, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2021	$328	$1	$1,140	$1,469
Other comprehensive loss	(837)	(1)	(672)	(1,510)
Balance as of June 30, 2022	$(509)	$—	$468	$(41)

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of June 30, 2022 and December 31, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement:

Simulation input	June 30, 2022	December 31, 2021
Revenue volatility	15.00%	15.00%
WACC	13.50%	10.50%
20-year risk free rate	3.38%	2.02%
Market price of risk	2.70%	2.68%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Balance at beginning of period	$16,646	$16,016
Change in fair value	(2,041)	(1,411)
Balance at end of period	$14,605	$14,605

The Company recorded $630 and $630 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of June 30, 2022 and December 31, 2021, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Cash, cash equivalents, and marketable securities consist of the following:

	June 30,	December 31,
Cash and cash equivalents	2022	2021
Cash	$34,756	$48,817
Money market accounts	188,865	186,707
Total cash and cash equivalents	$223,621	$235,524
Marketable securities
Corporate bonds	$—	$9,989
Total marketable securities	$—	$9,989

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

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
Net accounts receivable	2022	2021
Rental (1)	$5,470	$6,011
Business-to-business and other receivables (2)	25,676	18,441
Total net accounts receivable	$31,146	$24,452

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

(2)
Business-to-business receivables included one customer with an accounts receivable balance of $3,867 and $5,945 as of June 30, 2022 and December 31, 2021, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $10,000 in coverage as of June 30, 2022 and December 31, 2021 for this customer with a $400 deductible and 10% retention.

The following tables sets forth the accounts receivable allowances as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Allowances - accounts receivable	2022	2021
Doubtful accounts	$83	$52
Sales returns	1,001	810
Total allowances - accounts receivable	$1,084	$862

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company’s total revenue for the six months ended June 30, 2022, and one single customer represented more than 10% of the Company’s total revenue for the six months ended June 30, 2021. One single customer represented more than 10% of the Company’s net accounts receivable balance with an accounts receivable balance of $3,867 as of June 30, 2022, and one single customer and Medicare represented more than 10% of the Company's net accounts receivable balance with an accounts receivable balance of $5,945 and $2,685, respectively, as of December 31, 2021.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 78.5% and 83.1% of rental revenue for the six months ended June 30, 2022 and 2021, respectively, and based on total revenue were 11.6% and 9.3% for the six months ended June 30, 2022 and 2021, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,461 or 7.9% of total net accounts receivable as of June 30, 2022 as compared to $2,685 or 11.0% of total net accounts receivable as of December 31, 2021.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2022, the Company’s three major vendors accounted for 24.4%, 22.3% and 8.8%, respectively, of total raw material purchases. For the six months ended June 30, 2021, the Company’s three major vendors accounted for 16.3%, 14.1% and 11.7%, respectively, of total raw material purchases.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

A portion of revenue is earned from sales outside the United States. Approximately 77.4% and 67.4% of the non-U.S. revenue for the three months ended June 30, 2022 and 2021, respectively, were invoiced in Euros. Approximately 75.6% and 72.4% of the non-U.S. revenue for the six months ended June 30, 2022 and 2021, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2022 and 2021, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. revenue	$65,935	$79,740	$118,379	$150,952
Non-U.S. revenue	37,441	21,823	65,382	37,543
Total revenue	$103,376	$101,563	$183,761	$188,495

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $734 and $1,943 as of June 30, 2022 and December 31, 2021, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $12,854 and $15,426 as of June 30, 2022 and December 31, 2021, respectively, that were classified in prepaid expenses and other current assets. During the six months ended June 30, 2022 and 2021, $692 and $706, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials and work-in-progress	$21,215	$21,909
Finished goods	13,994	12,116
Less: reserves	(1,713)	(2,152)
Inventories, net	$33,496	$31,873

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income (loss). Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $2,230 and $1,674 for the six months ended June 30, 2022 and 2021, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Rental equipment	$2,720	$2,054	$5,358	$3,942
Other property and equipment	978	984	1,953	1,930
Total depreciation and amortization	$3,698	$3,038	$7,311	$5,872

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
Property and equipment	2022	2021
Rental equipment, net of allowances of $1,740 and $1,290, respectively	$59,158	$59,073
Other property and equipment	32,410	31,522
Property and equipment	91,568	90,595

Accumulated depreciation
Rental equipment	32,497	33,355
Other property and equipment	18,653	18,314
Accumulated depreciation	51,150	51,669

Property and equipment, net
Rental equipment, net of allowances of $1,740 and $1,290, respectively	26,661	25,718
Other property and equipment	13,757	13,208
Property and equipment, net	$40,418	$38,926

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of June 30, 2022 and June 30, 2021.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

Balance as of December 31, 2021	$32,979
Translation adjustment	(176)
Balance as of June 30, 2022	$32,803

As of June 30, 2022, the Company had no accumulated impairment losses related to goodwill.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of June 30, 2022 and December 31, 2021.

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2022	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$22,339	$55,361
Licenses	10	185	182	3
Patents and websites	5	4,518	4,108	410
Customer relationships	4	1,254	1,254	—
Commercials	2-3	348	272	76
Total		$84,005	$28,155	$55,850

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$18,454	$59,246
Licenses	10	185	180	5
Patents and websites	5	4,519	3,746	773
Customer relationships	4	1,361	1,361	—
Commercials	2-3	799	676	123
Total		$84,564	$24,417	$60,147

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2022
Remaining 6 months of 2022	$4,175
2023	7,876
2024	7,839
2025	7,790
2026	7,774
Thereafter	20,396
$55,850

Current liabilities

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$11,906	$10,258
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,959	12,488
Accrued purchasing card liability	3,453	1,488
Accrued franchise, sales and use taxes	465	486
Other accrued expenses	1,025	969
Accounts payable and accrued expenses	$26,808	$25,689

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued bonuses	$3,760	$8,274
Accrued wages and other payroll related items	5,290	5,469
Accrued vacation	2,914	2,894
Accrued employee stock purchase plan deductions	695	670
Accrued payroll	$12,659	$17,307

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably certain that the Company will exercise the extension options. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

Rent expense, including short-term lease cost, was $958 and $1,105 for the three months ended June 30, 2022 and 2021, respectively, and $1,929 and $2,093 for the six months ended June 30, 2022 and 2021, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2022	2021
Cash paid for operating lease liabilities	$1,994	$1,206
Operating lease cost	1,932	1,802
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	225	19,340
Weighted average remaining lease term	2.7 years	3.0 years
Weighted average discount rate	2.9%	3.1%

Maturities of lease liabilities due in the 12-month period ending June 30,
2023	$4,029
2024	4,051
2025	3,127
2026	2,691
2027	2,726
Thereafter	10,731
27,355
Less imputed interest	(2,171)
Total lease liabilities	$25,184

Operating lease liability - current	$3,506
Operating lease liability - noncurrent	$21,678
Total lease liabilities	$25,184

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator—basic and diluted:
Net income (loss)	$(3,442)	$5,102	$(17,656)	$4,370

Denominator:
Weighted average common shares - basic common stock (1)	22,845,040	22,444,246	22,799,981	22,313,546
Weighted average common shares - diluted common stock (2)	22,845,040	22,874,321	22,799,981	22,734,079

Net income (loss) per share - basic common stock	$(0.15)	$0.23	$(0.77)	$0.20
Net income (loss) per share - diluted common stock (2)	$(0.15)	$0.22	$(0.77)	$0.19

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	22,845,040	22,444,246	22,799,981	22,313,546
Stock options and other dilutive awards	93,181	430,075	127,759	420,533
Weighted average common shares - diluted common stock	22,938,221	22,874,321	22,927,740	22,734,079
Shares excluded from diluted weighted average shares:
Stock options	325,734	64,498	325,734	64,498
Restricted stock units and restricted stock awards	509,785	50,203	503,435	63,677
Shares excluded from diluted weighted average shares	835,519	114,701	829,169	128,175

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
(2)
Due to net losses for the three and six months ended June 30, 2022, diluted loss per share is the same as basic.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of June 30, 2022, the Company continued to record a valuation allowance against its deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2022, options to purchase 62,803 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of June 30, 2022, awards with respect to 1,205,681 shares of the Company’s common stock were outstanding, and 872,864 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the six months ended June 30, 2022 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2021	459,441	$1.17-$83.30	$42.18	1.36	$4.31
Exercised	(8,649)	1.17-8.37	4.08
Forfeited	(7,500)	38.54-44.19	42.31
Expired	(54,755)	38.54	38.54
Outstanding as of June 30, 2022	388,537	1.17-83.30	43.54	0.88	2.84
Vested and exercisable as of June 30, 2022	388,537	1.17-83.30	43.54	0.88	2.84
Vested and expected to vest as of June 30, 2022	388,537	$1.17-$83.30	$43.54	0.88	$2.84

The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $204 and $11,402, respectively. As of June 30, 2022, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards granted with only time-based service vesting conditions generally vest over three-year and four-year service periods, as defined in the terms of each award. Stock Awards that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance criteria established at the time of the award. The portion of the Stock Award that is earned may equal or be less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Stock Awards activity for the six months ended June 30, 2022 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Granted	640,667	164,722	805,389	30.18
Vested	(96,295)	(37,677)	(133,972)	55.72
Forfeited/canceled	(55,384)	(27,716)	(83,100)	47.66
Unvested restricted stock units as of June 30, 2022 (1)	778,154	198,441	976,595	$34.97
Unvested and expected to vest restricted stock units outstanding as of June 30, 2022			816,827	$34.63

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Vested	(3,327)	(5,629)	(8,956)	99.53
Forfeited/canceled	(5,011)	—	(5,011)	73.45
Unvested restricted stock awards outstanding as of June 30, 2022 (1)	2,078	—	2,078	$84.50
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2022			1,984	$85.06

(1) Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2022, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $25,540, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.3 years.

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

As of June 30, 2022, a total of 539,308 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2022, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	2,891	$3,053	5,359	5,383
Employee stock purchase plan	129	186	326	372
Total stock-based compensation expense	$3,020	$3,239	$5,685	$5,755

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

For the three and six months ended June 30, 2022 and 2021, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$303	$319	$536	$557
Research and development	412	382	796	680
Sales and marketing	766	668	1,357	1,280
General and administrative	1,539	1,870	2,996	3,238
Total stock-based compensation expense	$3,020	$3,239	$5,685	$5,755

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Purchase obligations

The Company had approximately $116,500 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2022.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Product warranty liability at beginning of period	$13,726	$14,394
Accruals for warranties issued	3,477	9,168
Adjustments related to preexisting warranties	4,342	(597)
Settlements made (in cash or in kind)	(7,041)	(9,239)
Product warranty liability at end of period	$14,504	$13,726

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the six months ended June 30, 2022 was primarily driven by $3,235 of revenue recognized that was included in the deferred revenue balances as of December 31, 2021, partially offset by $2,955 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $17,696 and $17,976 as of June 30, 2022 and December 31, 2021, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheet.

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

Legal proceedings

Civil Investigative Demand

On June 21, 2022, the Company received a civil investigative demand (CID) from the United States Attorney’s Office for the Northern District of Iowa. The CID states that it was issued in a False Claims Act investigation to determine whether there is or has

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

been a violation of the False Claims Act and that the investigation involves concerns of inappropriate kickbacks provided by certain manufacturers of portable oxygen concentrators and related products in violation of the Anti-Kickback Statute. The CID followed informal requests from the United States Attorney’s Office for the Northern District of Iowa begun in 2020, with which the Company voluntarily complied, to obtain information concerning the Company’s participation in (i) zero-interest or below market-rate loans through a third party lender to finance customer purchases; (ii) guaranteeing the obligation of a customer to a finance company in connection with financing of purchases of Company equipment; and (iii) entering into an agreement with a customer that included marketing, exclusivity, discount, and favorable financing terms. The Company is cooperating in the investigation. The Company is currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on the Company due to any related defense and settlement costs, diversion of management resources, and other factors.

Other Litigation

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

10. Foreign currency exchange contracts and hedging

As of June 30, 2022 and June 30, 2021, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $20,644 and $4,540, respectively, and $2,353 and $38,516, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to six months. During the six months ended June 30, 2022 and 2021, these contracts had, net of tax, an unrealized loss of $672 and an unrealized gain of $1,161, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2022, there were three ineffective portions relating to these hedges. During the six months ended June 30, 2021, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of June 30, 2022, the Company had three designated hedges and four non-designated hedges. As of June 30, 2021, the Company had twenty-eight designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section entitled "Risk Factors" of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (SEC). Forward-looking statements include, but are not limited to, statements concerning the following:

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Inogen’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year-to-year. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying condensed notes. The MD&A is organized in the following sections:

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2022 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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

Despite the COVID-19 pandemic and related PHE adverse impacts to direct-to-consumer sales, we experienced increased rental setups in the second quarter of 2020 through the second quarter of 2022, which we believe was due to Medicare and commercial payors reducing some of the administrative burden for oxygen therapy and our focus on the rental channel of the business. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

In the business-to-business channel, there have been certain surges in demand for oxygen concentrators by our home medical equipment (HME) providers worldwide during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates due to the tendency of hospitals to discharge COVID-19 impacted patients for treatment at home during rehabilitation due to space and labor shortages in hospitals. However, overall business-to-business demand has been lower because of the COVID-19 pandemic and related PHE due to lower patient travel, physician offices limiting patient interactions for COPD patient referrals, HME providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined due to the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets due to the COVID-19 pandemic. Similar to our direct-to-consumer sales channel, business-to-business sales improved in periods with lower COVID-19 spread, higher consumer confidence, interest in travel, and availability of effective vaccines. In addition, this channel is impacted by COPD patient referral volumes in our core markets of the United States and Europe, which tends to improve in periods with lower COVID-19 spread due to a patient’s willingness to see their physician. However, supply constraints, primarily due to limited semiconductor chip availability, negatively impacted sales in 2021 and the first half of 2022 mainly in the domestic business-to-business channel, as discussed in more detail below.

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

For example, we have seen reduced semiconductor chip availability in 2021 and the first half of 2022, which has impacted our ability to produce and sell systems and batteries. We expect availability issues to continue through the remainder of 2022 and into 2023 as the semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. In addition, gas required for manufacturing of semiconductors and manufacturing capacity constraints as a result of the war in Ukraine as well as the COVID-19 extended lockdown in China are expected to impact our operations into the second half of 2022. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product, and we could be forced to slowdown or temporarily halt production again. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on supply and shipment dates from our regular suppliers, sourcing from the open semiconductor channel, and using appropriate pricing actions such as price increases, to help offset some of the increased cost.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the second half of 2021, which continued through the second quarter of 2022, and we expect this to have an increased impact on our cost of goods sold for the remainder of 2022 and into 2023. Even though we paid significant costs in the second half of 2021 and the first half of 2022 associated with acquiring chips on the open market, most of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. We believe based on our assessment and industry feedback that these supply shortages and increased costs are likely to continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints and cost inflation for other components used in our products albeit to a lower degree. Due to semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations as well as Foxconn, our Czech Republic-based original equipment manufacturer (OEM), beginning January 3, 2022 until early February 2022 when we resumed production and restarted our manufacturing operations at all three locations. While we have been able to restart manufacturing operations at all locations, we are still seeing challenges in terms of available supply and we believe the supply shortages continue to represent an increased risk to the business in 2022, and we may have to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue into the second half of 2022. These challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response we have implemented more flexible workplace requirements depending on the role, such as increasing ability for remote work, but we still expect to be challenged by the macro-economic employment environment.

The COVID-19 pandemic and related PHE has also and could continue to lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The COVID-19 pandemic and related PHE has caused demand to fluctuate for our products across all channels due to the global economic environment and changes to physician visits, interactions, testing requirements and diagnosis. Additionally, while we planned for sales and marketing expansion in 2021, we saw lower hiring and increased attrition in our direct-to-consumer sales force, primarily due to increased competition for sales professionals in 2021 and the first half of 2022. While we intend to increase sales representative headcount in the second half of 2022, the labor shortage trend for qualified sales professionals may continue in second half of 2022, limiting our ability to grow in future periods.

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

For additional information on risk factors that could impact our results, please refer to the sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

We employ a direct-to-consumer market and rental strategy that we believe contributes to our leadership position in the POC market. Our direct-to-consumer market and rental strategy means that we (i) advertise directly to consumers, process their physician paperwork, provide clinical support as needed and (ii) bill Medicare or insurance on the patient’s behalf in the United States. We believe that we are the only POC manufacturer offering patients both a purchase and a rental option to acquire an oxygen therapy device.

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

To accomplish this goal and to grow our revenue, we intend to:

•
Expand our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We have restarted our sales capacity expansion efforts with new sales representatives hired and expect sales representative headcount to be up in the second half of 2022. As part of our growth plans, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.

During the year ended December 31, 2021, the number of inside direct-to-consumer sales representatives decreased to 292 from 300 as of December 31, 2020, and we have continued to see our inside direct-to-consumer sales representative headcount slightly decline in the first half of 2022 due to attrition outpacing hiring. In 2021 and continuing into the first half of 2022, hiring was challenging due to the continued impacts of the COVID-19 pandemic and related PHE. We hope to offset attrition with replacement hiring and add additional sales representatives through the remainder of 2022 while we opportunistically increase the total inside direct-to-consumer sales representatives if and when required while maintaining our hiring standards and being mindful of the supply constraints.

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

Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the second quarter of 2022. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has finalized additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below. These changes may reduce the administrative burden and increase patient access to our products; however, we still need additional clarity on how it will be implemented.

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

Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with hypoxemia, which in some cases may be caused or exacerbated by COVID-19. While there have been surges in demand for oxygen concentrators by our HME providers during the COVID-19 pandemic and related PHE in specific markets with significant COVID-19 case rates, domestic business-to-business demand in 2020 declined. In 2020, the COVID-19 pandemic and related PHE represented a period of isolation, with lower patient travel, fewer visits to physician offices (limiting patient interactions for COPD patient referrals) and HME providers minimizing patient interactions. Domestic HME provider demand increased in the year ended December 31, 2021 and in the six months ended June 30, 2022, primarily due to increased demand for POCs as hospital systems and stationary oxygen concentrator supply were strained to keep up with the increase in COVID-19 cases and increased patient ambulation and consumer confidence.

However, in spite of the increased demand, starting in the third quarter of 2021 through the first half of 2022, we saw supply constraints associated with the semiconductor chip shortage that led to a significant decline in this channel, specifically in the first quarter as we were forced to temporarily halt production from early January 2022 to early February 2022 due to these supply constraints. We expect these supply constraints to continue to impact the domestic business-to-business channel in the remainder of 2022.

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

Current Inogen products have been commercialized in the European Union and United Kingdom under Medical Device Directive (MDD) certificates, which expired on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European Medical Device Regulation (MDR) is required for continued marketing in the European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and are under review. In addition, United Kingdom Conformity Assessed and the Swiss Medic Submission under MDD have been received and will be updated to MDR following the receipt of the corresponding certification in the EU. Derogation requests have also been filed in most EU countries. France granted permission in June 2022 for continuous commercialization of G4 and G5 POCS under MDR Articles 94/97. Due to the expected reduced availability in the second half of 2022 due to the delay in MDR approval, we placed intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDD certificates expired. Until we obtain the necessary certificate(s), we expect international sales within the EU to be negatively impacted.

As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 and continuing through the first quarter of 2021, primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, during this period, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand for the remainder of 2021 and during the first half of 2022, which we believe was due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in certain markets associated with spikes in COVID-19 cases in such instances. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets.

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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $16.6 million and $14.1 million in 2021 and 2020, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $6.1 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $11.4 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively, in research and development costs.

We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. The Inogen One G5 represented more than 77% of total domestic POC units sold in the six months ended June 30, 2022, showing the strong demand for this product from both patients and providers.

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

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2022, we are focused on securing supply for components to make our products in spite of the higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips) and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended June 30, 2022 and 2021, approximately 36.2% and 21.5%, respectively, and 35.6% and 19.9% for the six months ended June 30, 2022 and 2021, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 77.4% and 67.4% of the non-U.S. revenue for the three months ended June 30, 2022 and 2021, respectively, and 75.6% and 72.4% for the six months ended June 30, 2022 and 2021, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

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

We sold approximately 42,400 systems in the three months ended June 30, 2022 and 52,400 systems for the same period in 2021. We sold approximately 72,800 systems in the six months ended June 30, 2022 and 101,800 systems for the same period in 2021. The decline in the current period was caused by supply chain constraints and associated temporary suspension of manufacturing at all three locations in the first quarter of 2022.

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

Rental revenue increased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 and 2022 while the COVID-19 PHE continued. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended permanently as part of the final rule published in December 2021. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

A portion of rentals includes a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. This capped period begins after month 36 and continues until month 60. In this scenario, the ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increases. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the post-36 month capped rental period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 43,800 and 37,100 oxygen rental patients as of June 30, 2022 and June 30, 2021, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 13.6% and 11.1% of our total revenue in the three months ended June 30, 2022 and 2021, respectively, and 14.7% and 11.2% in the six months ended June 30, 2022 and 2021, respectively. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our team in sales and rental intake are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the three months ended June 30, 2022 and 2021, approximately 78.0% and 82.5%, respectively, and for the six months ended June 30, 2022 and 2021, approximately 78.5% and 83.1%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior five years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI), sequestration and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

Medicare payment rates are based upon whether the beneficiary resides in former or current CBAs, or in rural or non-rural non-CBAs, or in non-contiguous states. Non-CBA payment rates are based on regional pricing, that are derived from (former) competitive bidding payment rates. In rural areas and non-contiguous states, payment rates are higher, to account for higher servicing costs in those areas. The Medicare reimbursement rates in rural areas are outlined in the table below, and include areas that are considered non-contiguous (Alaska, Hawaii, Puerto Rico, and the Virgin Islands). We estimate that approximately 18% of our patients are eligible to receive the higher reimbursement rates based on the geographic locations of our current patient population. These rates are typically updated annually each January as they are subject to the CPI, sequestration and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Therefore, Medicare payment rates are no longer affected by a budget neutrality adjustment, as of April 1, 2021. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

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

There have been significant U.S. reimbursement and policy changes that impact oxygen therapy associated with the COVID-19 PHE declared by the U.S. Department of Health and Human Services (HHS) on January 31, 2020. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE to allow beneficiaries in all areas to receive telehealth services, including at their homes, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act included the extension of the 50/50 blended rate for home medical equipment (HME) in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. While the duration of the current emergency is impossible to predict, the Zika virus PHE lasted approximately 360 days, and the H1N1 flu PHE lasted approximately 450 days.

The 2% Medicare sequestration payment cut that was suspended by Congress, starting in May 2020 due to the COVID-19 PHE, was set to expire on December 31, 2021, but was extended by Congress through March 31, 2022. The sequestration payment cut has now resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, and the full 2% Medicare sequestration payment cut resumed starting July 1, 2022 and is now expected to continue through September 30, 2030.

On April 6, 2020, CMS published an Interim Final Rule (IFR) in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications for coverage of home oxygen, among other respiratory products, are waived. In addition, the prior Administration issued a number of regulatory waivers to increase the flexibility in DMEPOS suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient’s signature for proof of delivery has been waived when signatures cannot be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and medical review suspension. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access to oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed medical review of claims and the prior authorization program for certain DMEPOS.

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment amounts for DMEPOS products and services covered under Medicare that will be effective after the COVID-19 PHE. We believe that Medicare rates will not change for the length of the COVID-19 PHE, except for any net change for inflation and sequestration adjustments, as outlined above.

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

CMS is required by law to implement future rounds of competitive bidding, which could change reimbursement rates, negatively impact the premium for POCs over other oxygen modalities, or limit beneficiary access to our technologies. At this point, CMS has not yet announced when a new round of competitive bidding will occur. Cumulatively, in previous rounds of competitive bidding, we were offered contracts for a substantial majority of the CBAs and product categories for which we submitted bids. As of January 1, 2017 (when the last round of competitive bidding was in effect), we believe we had access to over 90% of the Medicare oxygen therapy market based on our analysis of the 103 CBAs that we won out of the 130 total CBAs. These 130 CBAs represented approximately 36% of the Medicare market with the remaining approximately 64% of the market not subject to competitive bidding per Medicare’s data on 2018 traditional Medicare fee-for-service beneficiaries in CBAs compared to the total Medicare fee-for-service beneficiaries. As of January 1, 2019, we can choose to accept Medicare oxygen patients throughout the United States. As of July 2018, we are operating in all 50 states in the U.S. We did not sell or rent to patients in Hawaii due to the licensure requirements from inception to June 2018.

We cannot guarantee that we will be offered contracts in any subsequent rounds of competitive bidding. In all five rounds of competitive bidding in which we have participated, we have gained access to certain CBAs and been excluded from other CBAs.

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirement for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS removed from the national coverage determination the oxygen certificate of medical necessity requirement, effective January 2023. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS issued guidance on February 10, 2022 to the Medicare Administrative Contractors detailing that the implementation date of the revised national coverage policy would be June 14, 2022. On May 23, 2022, CMS issued revised guidance delaying the implementation date of the new national coverage policy to January 3, 2023. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will further define the coverage criteria and documentation requirements implementing the new national coverage policy.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.6% and 9.1% of our total revenue in the three months ended June 30, 2022 and 2021, respectively, and 11.6% and 9.3% of our total revenue in the six months ended June 30, 2022 and 2021, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and six months ended June 30, 2022 and 2021, respectively. Our capped patients as a percentage of total patients on service was approximately 8.5% as of June 30, 2022 and 8.7% as of June 30, 2021. The decrease in percentage of capped patients in the comparative periods was primarily due to the significant increase in new patients coming on service, which substantially exceeded the number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 97 contracts as of June 30, 2022. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

For additional discussion of the impact of the recent Medicare reimbursement proposals, see the sections entitled “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the rental intake and sales teams and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales and rental intake representatives, reimbursement rate changes, including the impact of COVID-19

PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

Supply chain disruptions began negatively impacting our cost of sales revenue starting in the third quarter of 2021 and are expected to continue to do so through the remainder of 2022 and into 2023. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products.

We expect this to have an increased impact on our material costs for the remainder of 2022 and into 2023 until supply and demand get closer to equilibrium. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations at all locations, we are still seeing challenges in terms of available supply, and we believe the supply shortages continue to represent an increased risk to the business in the remainder of 2022 and into 2023, and we may be required to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2021 and the six months ended June 30, 2022, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2022.

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

We continue to recruit to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect an increase in sales and marketing expense in future periods as we continue to invest in our business, including expanding our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, and rising patient support costs as our patient and customer base increases.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory, legal, human resources, and information technology departments as well as facilities costs, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. General and administrative expense also includes changes in the fair value of the New Aera earnout liability.

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

Results of operations

Comparison of three months ended June 30, 2022 and 2021

Revenue

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$89,291	$90,304	$(1,013)	-1.1%	86.4%	88.9%
Rental revenue	14,085	11,259	2,826	25.1%	13.6%	11.1%
Total revenue	$103,376	$101,563	$1,813	1.8%	100.0%	100.0%

Sales revenue decreased $1.0 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, a decrease of 1.1% from the comparable period. The decrease was primarily attributable to supply chain constraints that mostly limited sales in our domestic business-to-business channel, partially offset by improved average selling prices and sustained demand. We sold approximately 42,400 oxygen systems during the three months ended June 30, 2022 compared to approximately 52,400 oxygen systems sold during the three months ended June 30, 2021, a decrease of 19.1%. The decrease in the number of systems sold resulted from a decrease in sales in the domestic business-to-business channel, primarily due to supply chain constraints.

Rental revenue increased $2.8 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 25.1% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	June 30,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$11,212	$27,558	$(16,346)	-59.3%	10.9%	27.1%
Business-to-business international sales	37,441	21,823	15,618	71.6%	36.2%	21.5%
Direct-to-consumer domestic sales	40,638	40,923	(285)	-0.7%	39.3%	40.3%
Direct-to-consumer domestic rentals	14,085	11,259	2,826	25.1%	13.6%	11.1%
Total revenue	$103,376	$101,563	$1,813	1.8%	100.0%	100.0%

Domestic business-to-business sales decreased 59.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to the supply chain constraints that limited our ability to meet all customer demand and strategic sales channel optimization decisions, partially offset by improved average selling prices and sustained demand.

International business-to-business sales increased 71.6% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, mostly driven by increased average selling prices and improved demand primarily in Europe as we placed intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDR certificate expiration on May 18, 2022. In the three months ended June 30, 2022, sales in Europe as a percentage of total international sales revenue increased to 92.1% versus 81.3% in the comparative period in 2021.

Domestic direct-to-consumer sales decreased 0.7% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to supply chain constraints that limited our ability to meet all customer demand, partially offset by increased average selling prices versus the comparative period in the prior year. Inside sales representative productivity increased in the quarter despite lower average inside sales representative headcount, which was down approximately 8.7% from the comparative period in 2021.

Domestic direct-to-consumer rentals increased 25.1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$50,661	$46,565	$4,096	8.8%	49.0%	45.8%
Cost of rental revenue	6,457	4,663	1,794	38.5%	6.3%	4.6%
Total cost of revenue	$57,118	$51,228	$5,890	11.5%	55.3%	50.4%

Gross profit - sales revenue	$38,630	$43,739	$(5,109)	-11.7%	37.3%	43.1%
Gross profit - rental revenue	7,628	6,596	1,032	15.6%	7.4%	6.5%
Total gross profit	$46,258	$50,335	$(4,077)	-8.1%	44.7%	49.6%

Gross margin percentage - sales revenue	43.3%	48.4%
Gross margin percentage- rental revenue	54.2%	58.6%
Total gross margin percentage	44.7%	49.6%

Cost of sales revenue increased $4.1 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 8.8% from the comparable period. The increase in cost of sales revenue was primarily attributable to higher material prices and warranty costs. The second quarter of 2022 included $8.0 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $1.8 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 38.5% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased servicing costs and rental asset depreciation expense. Cost of rental revenue included $2.7 million of rental asset depreciation for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021.

Gross margin on sales revenue decreased to 43.3% for the three months ended June 30, 2022 from 48.4% for the three months ended June 30, 2021. The decrease was primarily due to higher cost of goods sold per unit in the quarter, primarily related to increased material and warranty costs. The decrease was partially offset by higher average selling prices and decreased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international business-to-business sales. Total worldwide business-to-business sales revenue accounted for 54.5% of total sales revenue in the three months ended June 30, 2022 versus 54.7% in the three months ended June 30, 2021.

Rental revenue gross margin decreased to 54.2% for the three months ended June 30, 2022 from 58.6% for the three months ended June 30, 2021, primarily due to higher servicing costs and depreciation expense per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$6,064	$4,123	$1,941	47.1%	5.9%	4.1%

Research and development expense increased $1.9 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 47.1% over the comparable period, primarily due to a $1.5 million increase in product development expenses and a $0.4 million increase in personnel-related expenses.

Sales and marketing expense

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$30,388	$29,317	$1,071	3.7%	29.4%	28.9%

Sales and marketing expense increased $1.1 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 3.7% from the comparable period, due to increases of $1.7 million of consulting fees, primarily for the development of the prescriber sales team, and $1.1 million in dues, fees and licenses, partially offset by a decrease of $1.7 million in personnel-related expenses. In the three months ended June 30, 2022, we spent $8.4 million in media and advertising costs versus $8.7 million in the comparative period in 2021.

General and administrative expense

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$12,682	$5,224	$7,458	142.8%	12.3%	5.1%

General and administrative expense increased $7.5 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, an increase of 142.8% from the comparable period. The increase was primarily attributable to a $6.0 million decrease in the benefit from the change in fair value of the New Aera earnout liability and a $1.0 million increase in personnel-related expenses.

Other income (expense)

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$225	$29	$196	675.9%	0.2%	0.0%
Other income (expense)	(722)	304	(1,026)	-337.5%	-0.7%	0.3%
Total other income (expense), net	$(497)	$333	$(830)	-249.2%	-0.5%	0.3%

Total other income (expense), net decreased $0.8 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, a decrease of 249.2% from the comparable period, primarily attributable due to an increase of $1.0 million in net foreign currency losses.

Income tax expense

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense	$69	$6,902	$(6,833)	-99.0%	0.1%	6.8%
Effective income tax rate	-2.0%	57.5%

Income tax expense decreased $6.8 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets otherwise attributable to the current period loss.

Our effective tax rate for the three months ended June 30, 2022 decreased compared to the three months ended June 30, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets.

Net income (loss)

	Three months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net income (loss)	$(3,442)	$5,102	$(8,544)	-167.5%	-3.3%	5.0%

Net income (loss) decreased $8.5 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, a decrease of 167.5% from the comparable period. The decrease was primarily related to the change in fair value of the New Aera earnout liability, a decrease in gross profit and higher operating expense.

Comparison of six months ended June 30, 2022 and 2021

Revenue

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$156,693	$167,385	$(10,692)	-6.4%	85.3%	88.8%
Rental revenue	27,068	21,110	5,958	28.2%	14.7%	11.2%
Total revenue	$183,761	$188,495	$(4,734)	-2.5%	100.0%	100.0%

Sales revenue decreased $10.7 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, a decrease of 6.4% from the comparable period. The decrease was primarily attributable to supply chain constraints that mostly limited sales in our domestic business-to-business channel, partially offset by an increase in business-to-business international sales as well as improved average selling prices and sustained demand. We sold approximately 72,800 oxygen systems during the six months ended June 30, 2022 compared to approximately 101,800 oxygen systems sold during the six months ended June 30, 2021, a decrease of 28.5%. The decrease in the number of systems sold resulted from a decrease in sales in the domestic business-to-business channel, primarily due to supply chain constraints.

Rental revenue increased $6.0 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 28.2% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Six months ended
(amounts in thousands)	June 30,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$16,313	$58,301	$(41,988)	-72.0%	8.9%	30.9%
Business-to-business international sales	65,382	37,543	27,839	74.2%	35.6%	19.9%
Direct-to-consumer domestic sales	74,998	71,541	3,457	4.8%	40.8%	38.0%
Direct-to-consumer domestic rentals	27,068	21,110	5,958	28.2%	14.7%	11.2%
Total revenue	$183,761	$188,495	$(4,734)	-2.5%	100.0%	100.0%

Domestic business-to-business sales decreased 72.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to the supply chain constraints that limited our ability to meet all customer demand and strategic sales channel optimization decisions, partially offset by improved average selling prices and sustained demand.

International business-to-business sales increased 74.2% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, mostly driven by increased average selling prices and improved demand primarily in Europe as we placed intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDR certificate expiration. In the six months ended June 30, 2022, sales in Europe as a percentage of total international sales revenue increased to 94.7% versus 83.5% in the comparative period in 2021.

Domestic direct-to-consumer sales increased 4.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased average selling prices versus the comparative period in the prior year. Inside sales representative productivity increased in the first half despite lower average inside sales representative headcount, which was down approximately 7.9% from the comparative period in 2021.

Domestic direct-to-consumer rentals increased 28.2% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$90,161	$89,200	$961	1.1%	49.1%	47.3%
Cost of rental revenue	12,336	9,087	3,249	35.8%	6.7%	4.8%
Total cost of revenue	$102,497	$98,287	$4,210	4.3%	55.8%	52.1%

Gross profit - sales revenue	$66,532	$78,185	$(11,653)	-14.9%	36.2%	41.5%
Gross profit - rental revenue	14,732	12,023	2,709	22.5%	8.0%	6.4%
Total gross profit	$81,264	$90,208	$(8,944)	-9.9%	44.2%	47.9%

Gross margin percentage - sales revenue	42.5%	46.7%
Gross margin percentage- rental revenue	54.4%	57.0%
Total gross margin percentage	44.2%	47.9%

Cost of sales revenue increased $1.0 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 1.1% from the comparable period. The increase in cost of sales revenue was primarily attributable to higher material and warranty cost per unit and labor and overhead per unit. The first half of 2022 included $11.5 million of higher material costs associated with open-market purchases of semiconductor chips used in our batteries and POCs.

Cost of rental revenue increased $3.2 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 35.8% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased servicing costs and rental asset depreciation expense. Cost of rental revenue included $5.4 million of rental asset depreciation for the six months ended June 30, 2022 compared to $3.9 million for the six months ended June 30, 2021.

Gross margin on sales revenue decreased to 42.5% for the six months ended June 30, 2022 from 46.7% for the six months ended June 30, 2021. The decrease was primarily due to higher material and warranty per unit and increased labor and overhead costs caused by lower labor and overhead absorption mainly due to the temporary manufacturing shutdown in early 2022. The decrease was partially offset by higher average selling prices and decreased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international business-to-business sales. Total worldwide business-to-business sales revenue accounted for 52.1% of total sales revenue in the six months ended June 30, 2022 versus 57.3% in the six months ended June 30, 2021.

Rental revenue gross margin decreased to 54.4% for the six months ended June 30, 2022 from 57.0% for the six months ended June 30, 2021, primarily due to higher servicing costs and depreciation expense per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$11,428	$8,138	$3,290	40.4%	6.2%	4.3%

Research and development expense increased $3.3 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 40.4% over the comparable period, primarily due to a $2.3 million increase in product development expenses and a $0.9 million increase in personnel-related expenses.

Sales and marketing expense

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$58,427	$54,808	$3,619	6.6%	31.8%	29.1%

Sales and marketing expense increased $3.6 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 6.6% from the comparable period, due to an increase of $3.8 million of consulting fees, mainly for the development of the prescriber sales team, $1.3 million in dues, fees and licenses, and $0.6 million in credit card and financing fees, partially offset by a decrease in personnel-related expenses of $2.1 million. In the six months ended June 30, 2022, we spent $16.3 million in media and advertising costs versus $16.3 million in the comparative period in 2021.

General and administrative expense

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$27,871	$17,723	$10,148	57.3%	15.2%	9.4%

General and administrative expense increased $10.1 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, an increase of 57.3% from the comparable period. The increase was primarily attributable to a $6.4 million decrease in the benefit from the change in the fair value of the New Aera earnout liability and a $2.6 million increase in personnel-related expenses.

Other income (expense)

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$254	$86	$168	195.3%	0.1%	0.0%
Other expense	(1,155)	(6)	(1,149)	-19150.0%	-0.6%	0.0%
Total other income (expense), net	$(901)	$80	$(981)	-1226.3%	-0.5%	0.0%

Total other income (expense), net decreased $1.0 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, a decrease of 1226.3% from the comparable period, primarily attributable to an increase of $1.1 million in net foreign currency losses.

Income tax expense

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense	$293	$5,249	$(4,956)	-94.4%	0.2%	2.8%
Effective income tax rate	-1.7%	54.6%

Income tax expense decreased $5.0 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets otherwise attributable to the current period loss.

Our effective tax rate for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets.

Net income (loss)

	Six months ended
	June 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net income (loss)	$(17,656)	$4,370	$(22,026)	-504.0%	-9.6%	2.3%

Net income (loss) decreased $22.0 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, a decrease of 504.0% from the comparable period. The decrease in net income was primarily related to the a decrease in gross profit, change in fair value of the New Aera earnout liability, and higher operating expense.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2022, we had purchase obligations with outside vendors and suppliers of approximately $116.5 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity and capital resources

As of June 30, 2022, we had cash and cash equivalents of $223.6 million, which consisted of highly liquid investments with a maturity of three months or less. For the six months ended June 30, 2022 and 2021, we received $1.0 million and $10.9 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2022 consisted of net cash used in operating activities of $12.6 million and capital expenditures of $9.3 million including additional rental equipment and other property, plant and equipment.

The COVID-19 pandemic and related PHE has not materially impacted our liquidity position to date, and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2022 vs. 2021
Summary of consolidated cash flows	2022	2021	$	%
Cash provided by (used in) operating activities	$(12,567)	$20,129	$(32,696)	-162.4%
Cash provided by (used in) investing activities	822	(3,422)	4,244	124.0%
Cash provided by (used in) financing activities	(209)	10,340	(10,549)	-102.0%
Effect of exchange rates on cash	51	(159)	210	-132.1%
Net increase (decrease) in cash and cash equivalents	$(11,903)	$26,888	$(38,791)	-144.3%

(amounts in thousands)	June 30,	December 31,
Summary of working capital	2022	2021
Total current assets	$315,447	$329,186
Total current liabilities	59,340	61,512
Net working capital	$256,107	$267,674

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of $17.7 million and the change in fair value of the earnout liability of $1.4 million, partially offset by non-cash expense items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $11.6 million, provision for sales returns and doubtful accounts of $6.2 million, stock-based compensation expense of $5.7 million, provision for inventory obsolescence and other inventory losses of $1.6 million, and net loss on disposal of rental equipment and other fixed assets of $1.5 million. The net changes in operating assets and liabilities resulted in a net use of cash of $19.9 million.

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

For the six months ended June 30, 2022, we received $10.0 million in maturities of marketable securities, partially offset by $9.3 million invested in the production and purchase of rental assets and other property and equipment.

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

For the six months ended June 30, 2022, net cash used in financing activities consisted of the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.2 million, partially offset by $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

For the six months ended June 30, 2021, net cash provided by financing activities consisted of $10.9 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

Sources of funds

Our net cash used in operating activities in the six months ended June 30, 2022 was $12.6 million compared to net cash provided by operating activities of $20.1 million in the six months ended June 30, 2021. As of June 30, 2022, we had cash and cash equivalents of $223.6 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2022	2021	2022	2021
Net income (loss)	$(3,442)	$5,102	$(17,656)	$4,370
Non-GAAP adjustments:
Interest income	(225)	(29)	(254)	(86)
Provision for income taxes	69	6,902	293	5,249
Depreciation and amortization	5,848	5,241	11,608	10,339
EBITDA (non-GAAP)	2,250	17,216	(6,009)	19,872
Stock-based compensation	3,020	3,239	5,685	5,755
Change in fair value of earnout liability	(2,041)	(8,082)	(1,411)	(7,817)
Adjusted EBITDA (non-GAAP)	$3,229	$12,373	$(1,735)	$17,810

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2022 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.9 million decline in revenue for the six months ended June 30, 2022. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $223.6 million as of June 30, 2022, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2021. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or six months ended June 30, 2022 or June 30, 2021.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Civil Investigative Demand

On June 21, 2022, we received a civil investigative demand (“CID”) from the United States Attorney’s Office for the Northern District of Iowa. The CID states that it was issued in a False Claims Act investigation to determine whether there is or has been a violation of the False Claims Act and that the investigation involves concerns of inappropriate kickbacks provided by certain manufacturers of portable oxygen concentrators and related products in violation of the Anti-Kickback Statute. The CID followed informal requests from the United States Attorney’s Office for the Northern District of Iowa begun in 2020, with which we voluntarily complied, to obtain information concerning our participation in (i) zero-interest or below market-rate loans through a third party lender to finance customer purchases; (ii) guaranteeing the obligation of a customer to a finance company in connection with financing of purchases of our equipment; and (iii) entering into an agreement with a customer that included marketing, exclusivity, discount, and favorable financing terms. We are cooperating in the investigation. We are currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022, which are incorporated by reference herein, except as disclosed below.

Risks related to our business and strategy

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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in the second half of 2021 through the second quarter of 2022 and expect to continue to see these disruptions through the remainder of 2022 and into 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators. However, we recognize that there could be supply shortages for other components used in our products. These shortages are being experienced across many industries, placing additional pressure on existing supplies. While we have taken steps to attempt to mitigate the impact of supply shortages, it has had and will likely continue to have an increased negative impact on our ability to manufacture products (including with respect to the production halt discussed below). We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on shipment dates from our regular suppliers, canvassing the open market for supplies, and using the price increases we implemented on September 1, 2021 and March 1, 2022 to help offset some of the increased costs. However, in spite of these efforts, we have been supply constrained and with these components facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward. Additionally, we believe that the war in Ukraine will result in added supply constraint pressures through at least the remainder of 2022.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold in the third and fourth quarter of 2021 and the first half of 2022, and we expect this to have an increased impact on our material costs in the remainder of 2022. Even though we paid significant costs in the second half of 2021 and first half of 2022 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages may continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations at all locations, we are still seeing challenges in terms of availability of supply and we believe the supply shortage continues to represent an increased risk to the business in the remainder of 2022 and into 2023, which may cause us to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products. This may mean that some of our customers may seek other sources of products if we cannot meet their demand.

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

The ongoing conflict between Russia and Ukraine as well as implications of supply chain challenges may adversely affect our business and results of operations. It is not possible to predict the implications of this conflict, which could also include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, increased threat of cyberattacks, supply shortages, and adverse effects on currency exchange rates and financial markets. The war in Ukraine has adversely affected some shipping pathways and we anticipate that this conflict will result in further disruptions to our supply chain and shipping channels. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. A significant escalation or further expansion of the conflict's current scope or related disruptions to the supply chain could have a material adverse effect on our business, financial condition, and results of operations.

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

Going forward, we plan to hire additional inside sales representatives at a more controlled pace across all three facilities to expand sales capacity. We have restarted our sales capacity expansion efforts with new sales representatives hired and expect sales representative headcount to be up in the second half of 2022. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, and to the extent they are not effective, it may negatively affect our financial condition and results of operations.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

Risks related to the regulatory environment

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 35.6% and 19.9% of our total revenue was from sales outside of the United States for the six months ended June 30, 2022 and June 30, 2021, respectively. We have sold our products in a total of 59 international countries and overseas regions outside of the United States through our wholly owned subsidiary, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, medical devices marketed in the European Union require certification according to these new requirements, except those devices with valid CE Marks, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive (MDD), may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that failed to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the MDD may not be placed on the market in the European Union after May 2024. The extension of the existing certificates under the MDD or obtaining a new certificate under the MDR is required for continued marketing in the European Union after May 18, 2022. Inogen products are commercialized in the European Union and United Kingdom under MDD certificates, which expired on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European MDR is required for continued marketing in the European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and is under review. In addition, United Kingdom Conformity Assessed and the Swiss Medic Submission under MDD have been received and will be updated to MDR following the receipt of the corresponding certification in the EU. Derogation requests have also been filed in most EU countries. France granted permission in June 2022 for continuous commercialization of G4 and G5 POCS under MDR Articles 94/97 until the end of October 2022. Due to the expected reduced availability in the second half of 2022 due to the delay in MDR approval, we placed intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDD certificates expired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2022.

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

inogen, inc.

Dated:	August 4, 2022	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 4, 2022	By:	/s/ Kristin Caltrider
Kristin Caltrider
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)