Form 10-Q
period 2022-09-30
Inogen Inc
filed 2022-11-03
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 22,921,002 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$209,633	$235,524
Marketable securities	—	9,989
Accounts receivable, net	50,533	24,452
Inventories, net	35,725	31,873
Income tax receivable	1,579	1,343
Prepaid expenses and other current assets	20,306	26,005
Total current assets	317,776	329,186
Property and equipment
Rental equipment, net	58,698	59,073
Manufacturing equipment and tooling	11,246	12,050
Computer equipment and software	9,219	8,585
Furniture and equipment	3,194	3,167
Leasehold improvements	6,126	5,956
Land and building	125	125
Construction in process	2,843	1,639
Total property and equipment	91,451	90,595
Less accumulated depreciation	(50,819)	(51,669)
Property and equipment, net	40,632	38,926
Goodwill	32,674	32,979
Intangible assets, net	53,700	60,147
Operating lease right-of-use asset	22,479	24,912
Other assets	2,323	3,363
Total assets	$469,584	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$33,512	$25,689
Accrued payroll	11,789	17,307
Warranty reserve - current	7,830	6,480
Operating lease liability - current	3,486	3,393
Deferred revenue - current	9,119	8,568
Income tax payable	—	75
Total current liabilities	65,736	61,512
Long-term liabilities
Warranty reserve - noncurrent	7,630	7,246
Operating lease liability - noncurrent	20,662	23,281
Earnout liability - noncurrent	13,687	15,386
Deferred revenue - noncurrent	11,027	11,861
Total liabilities	118,742	119,286
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 22,919,781 and 22,731,586 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	309,140	299,463
Retained earnings	42,110	69,272
Accumulated other comprehensive income (loss)	(431)	1,469
Total stockholders' equity	350,842	370,227
Total liabilities and stockholders' equity	$469,584	$489,513

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Sales revenue	$90,672	$80,974	$247,365	$248,359
Rental revenue	14,717	12,131	41,785	33,241
Total revenue	105,389	93,105	289,150	281,600
Cost of revenue
Cost of sales revenue	55,891	40,437	146,052	129,637
Cost of rental revenue, including depreciation of $2,795 and $2,315, for the three months ended and $8,153 and $6,257 for the nine months ended, respectively	6,700	4,981	19,036	14,068
Total cost of revenue	62,591	45,418	165,088	143,705
Gross profit
Gross profit-sales revenue	34,781	40,537	101,313	118,722
Gross profit-rental revenue	8,017	7,150	22,749	19,173
Total gross profit	42,798	47,687	124,062	137,895
Operating expense
Research and development	4,581	3,754	16,009	11,892
Sales and marketing	33,734	28,301	92,161	83,109
General and administrative	14,775	9,258	42,646	26,981
Total operating expense	53,090	41,313	150,816	121,982
Income (loss) from operations	(10,292)	6,374	(26,754)	15,913
Other income (expense)
Interest income	868	21	1,122	107
Other expense	(12)	(466)	(1,167)	(472)
Total other income (expense), net	856	(445)	(45)	(365)
Income (loss) before provision (benefit) for income taxes	(9,436)	5,929	(26,799)	15,548
Provision (benefit) for income taxes	70	(6,245)	363	(996)
Net income (loss)	(9,506)	12,174	(27,162)	16,544
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(616)	(251)	(1,453)	(585)
Change in net unrealized gains (losses) on foreign currency hedging	209	494	(1,669)	2,028
Less: reclassification adjustment for net (gains) losses included in net income	—	106	1,206	(267)
Total net change in unrealized gains (losses) on foreign currency hedging	209	600	(463)	1,761
Change in net unrealized gains (losses) on marketable securities	17	(1)	16	—
Total other comprehensive income (loss), net of tax	(390)	348	(1,900)	1,176
Comprehensive income (loss)	$(9,896)	$12,522	$(29,062)	$17,720

Basic net income (loss) per share attributable to common stockholders (Note 6)	$(0.42)	$0.54	$(1.19)	$0.74
Diluted net income (loss) per share attributable to common stockholders (Note 6)	$(0.42)	$0.53	$(1.19)	$0.73
Weighted average number of shares used in calculating net income (loss) per share attributable to common stockholders:
Basic common shares	22,882,333	22,619,272	22,827,733	22,416,575
Diluted common shares	22,882,333	22,854,229	22,827,733	22,803,355

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2022 and September 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, June 30, 2021	22,578,696	$23	$289,615	$79,975	$1,303	$370,916
Stock-based compensation	—	—	2,792	—	—	2,792
Employee stock purchases	22,600	—	1,021	—	—	1,021
Vesting of restricted stock units	12,131	—	(39)	—	—	(39)
Shares withheld related to net restricted stock settlement	(545)	—	(33)	—	—	(33)
Stock options exercised	108,737	—	3,741	—	—	3,741
Net income	—	—	—	12,174	—	12,174
Other comprehensive income	—	—	—	—	348	348
Balance, September 30, 2021	22,721,619	$23	$297,097	$92,149	$1,651	$390,920

Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537
Stock-based compensation	—	—	3,500	—	—	3,500
Employee stock purchases	31,770	—	776	—	—	776
Restricted stock awards issued, net of forfeitures	(123)	—	—	—	—	—
Vesting of restricted stock units	22,536	—	(72)	—	—	(72)
Shares withheld related to net restricted stock settlement	(117)	—	(3)	—	—	(3)
Net loss	—	—	—	(9,506)	—	(9,506)
Other comprehensive loss	—	—	—	—	(390)	(390)
Balance, September 30, 2022	22,919,781	$23	$309,140	$42,110	$(431)	$350,842

	Nine months ended September 30, 2022 and September 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	8,547	—	—	8,547
Employee stock purchases	60,299	—	1,948	—	—	1,948
Restricted stock awards issued, net of forfeitures	(41,344)	—	—	—	—	—
Vesting of restricted stock units	89,052	—	(396)	—	—	(396)
Shares withheld related to net restricted stock settlement	(3,873)	—	(221)	—	—	(221)
Stock options exercised	486,038	1	13,698	—	—	13,699
Net income	—	—	—	16,544	—	16,544
Other comprehensive income	—	—	—	—	1,176	1,176
Balance, September 30, 2021	22,721,619	$23	$297,097	$92,149	$1,651	$390,920

Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	9,185	—	—	9,185
Employee stock purchases	62,328	—	1,691	—	—	1,691
Restricted stock awards issued, net of forfeitures	(5,134)	—	—	—	—	—
Vesting of restricted stock units	125,252	—	(1,134)	—	—	(1,134)
Shares withheld related to net restricted stock settlement	(2,900)	—	(100)	—	—	(100)
Stock options exercised	8,649	—	35	—	—	35
Net loss	—	—	—	(27,162)	—	(27,162)
Other comprehensive loss	—	—	—	—	(1,900)	(1,900)
Balance, September 30, 2022	22,919,781	$23	$309,140	$42,110	$(431)	$350,842

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(27,162)	$16,544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,536	15,861
Loss on rental units and other fixed assets	2,488	952
Gain on sale of former rental assets	(93)	(59)
Provision for sales revenue returns and doubtful accounts	10,816	8,248
Provision for rental revenue adjustments	—	3,543
Provision for inventory losses	2,060	1,452
Stock-based compensation expense	9,185	8,547
Deferred income taxes	—	(1,014)
Change in fair value of earnout liability	(1,699)	(9,822)
Changes in operating assets and liabilities:
Accounts receivable	(37,828)	(15,232)
Inventories	(5,958)	(9,935)
Income tax receivable	(236)	261
Prepaid expenses and other current assets	5,675	(6,323)
Operating lease right-of-use asset	2,433	(17,005)
Other noncurrent assets	135	73
Accounts payable and accrued expenses	7,253	(3,015)
Accrued payroll	(5,498)	5,141
Warranty reserve	1,734	522
Deferred revenue	(283)	1,743
Income tax payable	(82)	(979)
Operating lease liability	(2,526)	17,632
Net cash provided by (used in) operating activities	(22,050)	17,135
Cash flows from investing activities
Maturities of marketable securities	10,005	15,705
Investment in intangible assets	—	(132)
Investment in property and equipment	(2,770)	(4,807)
Production and purchase of rental equipment	(11,320)	(13,156)
Proceeds from sale of former assets	152	122
Net cash used in investing activities	(3,933)	(2,268)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from financing activities
Proceeds from stock options exercised	35	13,699
Proceeds from employee stock purchases	1,691	1,948
Payment of employment taxes related to release of restricted stock	(1,234)	(617)
Net cash provided by financing activities	492	15,030
Effect of exchange rates on cash	(400)	(283)
Net increase (decrease) in cash and cash equivalents	(25,891)	29,614
Cash and cash equivalents, beginning of period	235,524	211,962
Cash and cash equivalents, end of period	$209,633	$241,576

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$535	$1,284
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	314	333

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

The results of operations for the three and nine months ended September 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of September 30, 2022
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains (losses)	Fair value	equivalents	securities
Cash	$36,934	$—	$36,934	$36,934	$—
Level 1:
Money market accounts	147,810	—	147,810	147,810	—

Level 2:
Corporate bonds	16,418	(6)	16,412	16,412	—
U.S. Treasury securities	8,454	23	8,477	8,477	—
Total	$209,616	$17	$209,633	$209,633	$—

	As of December 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$48,817	$—	$48,817	$48,817	$—
Level 1:
Money market accounts	186,707	—	186,707	186,707	—

Level 2:
Corporate bonds	9,988	1	9,989	—	9,989
Total	$245,512	$1	$245,513	$235,524	$9,989

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $996 and $1,671 as of September 30, 2022 and December 31, 2021, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2021	$328	$1	$1,140	$1,469
Other comprehensive income (loss)	(1,453)	16	(463)	(1,900)
Balance as of September 30, 2022	$(1,125)	$17	$677	$(431)

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

The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of September 30, 2022 and December 31, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement:

Simulation input	September 30, 2022	December 31, 2021
Revenue volatility	20.00%	15.00%
WACC	13.50%	10.50%
20-year risk free rate	4.08%	2.02%
Market price of risk	2.60%	2.68%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Balance at beginning of period	$14,605	$16,016
Change in fair value	(288)	(1,699)
Balance at end of period	$14,317	$14,317

The Company recorded $630 and $630 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of September 30, 2022 and December 31, 2021, respectively.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Cash, cash equivalents, and marketable securities consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2022	2021
Cash	$36,934	$48,817
Money market accounts	147,810	186,707
Corporate bonds	16,412	—
U.S. Treasury securities	8,477	—
Total cash and cash equivalents	$209,633	$235,524
Marketable securities
Corporate bonds	$—	$9,989
Total marketable securities	$—	$9,989

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
Net accounts receivable	2022	2021
Rental (1)	$5,532	$6,011
Business-to-business and other receivables (2)	45,001	18,441
Total net accounts receivable	$50,533	$24,452

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
Business-to-business receivables included one customer with an accounts receivable balance of $7,220 and $5,945 as of September 30, 2022 and December 31, 2021, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $12,000 and $10,000 in coverage as of September 30, 2022 and December 31, 2021, respectively, for this customer with a $400 deductible and 10% retention.

The following table sets forth the accounts receivable allowances as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Allowances - accounts receivable	2022	2021
Doubtful accounts	$72	$52
Sales returns	816	810
Total allowances - accounts receivable	$888	$862

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2022, and one single customer represented more than 10% of the Company’s total revenue for the nine months ended September 30, 2021. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $19,301 and $7,220, respectively, as of September 30, 2022, and one single customer and Medicare each represented more than 10% of the Company's net accounts receivable balance with an accounts receivable balance of $5,945 and $2,685, respectively, as of December 31, 2021.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 77.8% and 82.6% of rental revenue for the nine months ended September 30, 2022 and 2021, respectively, and based on total revenue were 11.2% and 9.7% for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,459 or 4.9% of total net accounts receivable as of September 30, 2022 compared to $2,685 or 11.0% of total net accounts receivable as of December 31, 2021.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

months ended September 30, 2022, the Company’s three major vendors accounted for 27.0%, 20.2% and 8.4%, respectively, of total raw material purchases. For the nine months ended September 30, 2021, the Company’s three major vendors accounted for 17.0%, 12.6% and 10.8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 48.3% and 71.0% of the non-U.S. revenue for the three months ended September 30, 2022 and 2021, respectively, were invoiced in Euros. Approximately 70.5% and 71.9% of the non-U.S. revenue for the nine months ended September 30, 2022 and 2021, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2022 and 2021, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. revenue	$90,311	$71,271	$208,690	$222,223
Non-U.S. revenue	15,078	21,834	80,460	59,377
Total revenue	$105,389	$93,105	$289,150	$281,600

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,039 and $1,943 as of September 30, 2022 and December 31, 2021, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $9,756 and $15,426 as of September 30, 2022 and December 31, 2021, respectively, that were classified in prepaid expenses and other current assets. During the nine months ended September 30, 2022 and 2021, $998 and $817, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials and work-in-progress	$26,255	$21,909
Finished goods	11,697	12,116
Less: reserves	(2,227)	(2,152)
Inventories, net	$35,725	$31,873

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive income (loss). Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,059 and $858 for the three months ended September 30, 2022 and 2021, respectively, and $3,289 and $2,531 for the nine months ended September 30, 2022 and 2021, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Rental equipment	$2,795	$2,315	$8,153	$6,257
Other property and equipment	983	1,052	2,936	2,982
Total depreciation and amortization	$3,778	$3,367	$11,089	$9,239

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
Property and equipment	2022	2021
Rental equipment, net of allowances of $2,085 and $1,290, respectively	$58,698	$59,073
Other property and equipment	32,753	31,522
Property and equipment	91,451	90,595

Accumulated depreciation
Rental equipment	31,309	33,355
Other property and equipment	19,510	18,314
Accumulated depreciation	50,819	51,669

Property and equipment, net
Rental equipment, net of allowances of $2,085 and $1,290, respectively	27,389	25,718
Other property and equipment	13,243	13,208
Property and equipment, net	$40,632	$38,926

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of September 30, 2022 and September 30, 2021.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

Balance as of December 31, 2021	$32,979
Translation adjustment	(305)
Balance as of September 30, 2022	$32,674

As of September 30, 2022, the Company had no accumulated impairment losses related to goodwill.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of September 30, 2022 and December 31, 2021.

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2022	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$24,281	$53,419
Licenses	10	185	182	3
Patents and websites	5	4,519	4,293	226
Customer relationships	4	1,175	1,175	—
Commercials	2-3	318	266	52
Total		$83,897	$30,197	$53,700

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$18,454	$59,246
Licenses	10	185	180	5
Patents and websites	5	4,519	3,746	773
Customer relationships	4	1,361	1,361	—
Commercials	2-3	799	676	123
Total		$84,564	$24,417	$60,147

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2022
Remaining 3 months of 2022	$2,023
2023	7,878
2024	7,839
2025	7,790
2026	7,774
Thereafter	20,396
$53,700

Current liabilities

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$21,470	$10,258
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,158	12,488
Accrued purchasing card liability	3,338	1,488
Accrued franchise, sales and use taxes	500	486
Other accrued expenses	1,046	969
Accounts payable and accrued expenses	$33,512	$25,689

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Accrued payroll as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued bonuses	$3,665	$8,274
Accrued wages and other payroll related items	4,741	5,469
Accrued vacation	3,200	2,894
Accrued employee stock purchase plan deductions	183	670
Accrued payroll	$11,789	$17,307

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

Rent expense, including short-term lease cost, was $960 and $1,007 for the three months ended September 30, 2022 and 2021, respectively, and $2,889 and $3,099 for the nine months ended September 30, 2022 and 2021, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2022	2021
Cash paid for operating lease liabilities	$2,970	$2,273
Operating lease cost	2,878	2,842
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	225	19,417
Weighted average remaining lease term	2.4 years	3.0 years
Weighted average discount rate	2.9%	3.0%

Maturities of lease liabilities due in the 12-month period ending September 30,
2023	$3,972
2024	3,991
2025	2,736
2026	2,700
2027	2,735
Thereafter	10,047
26,181
Less imputed interest	(2,033)
Total lease liabilities	$24,148

Operating lease liability - current	$3,486
Operating lease liability - noncurrent	$20,662
Total lease liabilities	$24,148

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator—basic and diluted:
Net income (loss)	$(9,506)	$12,174	$(27,162)	$16,544

Denominator:
Weighted average common shares - basic common stock (1)	22,882,333	22,619,272	22,827,733	22,416,575
Weighted average common shares - diluted common stock (2)	22,882,333	22,854,229	22,827,733	22,803,355

Net income (loss) per share - basic common stock	$(0.42)	$0.54	$(1.19)	$0.74
Net income (loss) per share - diluted common stock (2)	$(0.42)	$0.53	$(1.19)	$0.73

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	22,882,333	22,619,272	22,827,733	22,416,575
Stock options and other dilutive awards	152,783	234,957	143,802	386,780
Weighted average common shares - diluted common stock	23,035,116	22,854,229	22,971,535	22,803,355
Shares excluded from diluted weighted average shares:
Stock options	320,734	88,391	320,734	54,498
Restricted stock units and restricted stock awards	480,602	67,374	447,775	69,062
Shares excluded from diluted weighted average shares	801,336	155,765	768,509	123,560

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
(2)
Due to net losses for the three and nine months ended September 30, 2022, diluted loss per share is the same as basic.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of September 30, 2022, the Company continued to record a valuation allowance against its deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2022, options to purchase 62,803 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of September 30, 2022, awards with respect to 1,242,781 shares of the Company’s common stock were outstanding, and 810,698 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the nine months ended September 30, 2022 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2021	459,441	$1.17-$83.30	$42.18	1.36	$4.31
Exercised	(8,649)	1.17-8.37	4.08
Forfeited	(12,500)	38.54-44.19	43.06
Expired	(54,755)	38.54	38.54
Outstanding as of September 30, 2022	383,537	1.17-83.30	43.53	0.63	2.89
Vested and exercisable as of September 30, 2022	383,537	1.17-83.30	43.53	0.63	2.89
Vested and expected to vest as of September 30, 2022	383,537	$1.17-$83.30	$43.53	0.63	$2.89

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $204 and $14,524, respectively. As of September 30, 2022, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the nine months ended September 30, 2022 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Granted	730,575	164,722	895,297	30.08
Vested	(121,321)	(37,678)	(158,999)	55.57
Forfeited/canceled	(73,842)	(42,959)	(116,801)	45.92
Unvested restricted stock units as of September 30, 2022 (1)	824,578	183,197	1,007,775	$33.76
Unvested and expected to vest restricted stock units outstanding as of September 30, 2022			855,617	$33.44

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Vested	(3,911)	(5,629)	(9,540)	99.49
Forfeited/canceled	(5,134)	—	(5,134)	74.25
Unvested restricted stock awards outstanding as of September 30, 2022 (1)	1,371	—	1,371	$76.35
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2022			1,309	$77.05

(1) Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2022, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $23,589, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.1 years.

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

As of September 30, 2022, a total of 507,532 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2022, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$3,389	$2,631	$8,748	$8,014
Employee stock purchase plan	111	161	437	533
Total stock-based compensation expense	$3,500	$2,792	$9,185	$8,547

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

For the three and nine months ended September 30, 2022 and 2021, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$327	$269	$863	$826
Research and development	409	264	1,205	944
Sales and marketing	754	695	2,111	1,975
General and administrative	2,010	1,564	5,006	4,802
Total stock-based compensation expense	$3,500	$2,792	$9,185	$8,547

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

9. Commitments and contingencies

Purchase obligations

The Company had approximately $141,700 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2022.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine and twelve-month periods ended September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Product warranty liability at beginning of period	$13,726	$14,394
Accruals for warranties issued	7,126	9,168
Adjustments related to preexisting warranties	4,342	(597)
Settlements made (in cash or in kind)	(9,734)	(9,239)
Product warranty liability at end of period	$15,460	$13,726

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the nine months ended September 30, 2022 was primarily driven by $4,910 of revenue recognized that was included in the deferred revenue balances as of December 31, 2021, partially offset by $4,233 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $17,299 and $17,976 as of September 30, 2022 and December 31, 2021, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue in the consolidated balance sheet.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Legal proceedings

Civil Investigative Demand

On June 21, 2022, the Company received a civil investigative demand (CID) from the United States Attorney’s Office for the Northern District of Iowa. The CID states that it was issued in a False Claims Act investigation to determine whether there is or has been a violation of the False Claims Act and that the investigation involves concerns of inappropriate kickbacks provided by certain manufacturers of portable oxygen concentrators and related products in violation of the Anti-Kickback Statute. The CID followed informal requests from the United States Attorney’s Office for the Northern District of Iowa begun in late 2020, with which the Company voluntarily complied, to obtain information concerning the Company’s participation in (i) zero-interest or below market-rate loans through a third party lender to finance customer purchases; (ii) guaranteeing the obligation of a customer to a finance company in connection with financing of purchases of Company equipment; and (iii) entering into an agreement with a customer that included marketing, exclusivity, discount, and favorable financing terms. The Company is cooperating in the investigation. The Company is currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on the Company due to any related defense and settlement costs, diversion of management resources, and other factors.

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

10. Foreign currency exchange contracts and hedging

As of September 30, 2022 and September 30, 2021, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $9,537 and $9,730, respectively, and $2,772 and $31,118, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to three months. During the nine months ended September 30, 2022 and 2021, these contracts had, net of tax, an unrealized loss of $463 and an unrealized gain of $1,761, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2022, there were three ineffective portions relating to these hedges. During the nine months ended September 30, 2021, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of September 30, 2022, the Company had three designated hedges and three non-designated hedges. As of September 30, 2021, the Company had twenty-one designated hedges and three non-designated hedges.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, and South Africa. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2022 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

COVID-19 pandemic and related PHE

The novel coronavirus outbreak of COVID-19 has had significant and potentially will continue to have unexpected adverse effects on businesses and healthcare institutions around the world, and has and may continue to negatively impact our consolidated operating results. While it is not possible at this time to estimate how the COVID-19 pandemic might play out, it could have an impact on our business moving forward. The continuous emergence of new coronavirus variants associated with high levels of transmissibility and variable degree of disease severity, coupled with limited effectiveness of vaccines in preventing the infection spread, results in uncertainty regarding the market demand for supplemental oxygen therapy.

Despite the COVID-19 pandemic and related PHE adverse impacts to direct-to-consumer sales, we experienced increased rental setups in the second quarter of 2020 through the third quarter of 2022, which we believe was partially due to Medicare and commercial payors reducing some of the administrative burden for oxygen therapy as well as our focus on the rental channel of the business. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

Overall business-to-business demand was lower in 2020 and 2021 because of the COVID-19 pandemic and related PHE due to lower patient travel, physician offices limiting patient interactions for COPD patient referrals, home medical equipment (HME) providers minimizing patient interactions in response to the COVID-19 pandemic and related PHE, which includes replacing existing oxygen patient setups with POCs, and HME providers turning their purchasing focus to stationary oxygen concentrators to treat COVID-19 patients. Also, sales in Europe declined during the early periods of the COVID-19 pandemic due to the temporary closure and reduced operating capacity of certain respiratory assessment centers and continued tender delays in certain markets. Similar to our direct-to-consumer sales channel, business-to-business sales improved in periods with lower COVID-19 spread, higher consumer confidence, interest in travel, and availability of effective vaccines. However, supply constraints, primarily due to limited semiconductor chip availability, negatively impacted sales in 2021 and have continued to do so in 2022 mainly in the domestic business-to-business channel, as discussed in more detail below.

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

We have seen reduced semiconductor chip availability in 2021 and thus far in 2022, which has impacted our ability to produce and sell systems and batteries. We expect availability issues to continue through the remainder of 2022 and into 2023 as the semiconductor chip shortage is being experienced across many industries, placing additional pressure on existing supplies. In addition, the uncertainty related to COVID-19 extended lockdowns in China could further impact our operations in 2022 as it relates to manufacturing and finishing of semiconductors. We have attempted to mitigate the impact of this increased supply shortage, but it has and will likely continue to negatively impact our ability to manufacture product, and we could be forced to slowdown or temporarily halt production again. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on supply and shipment dates from our regular suppliers, sourcing from the open semiconductor channel, and using appropriate pricing actions such as price increases, to help offset some of the increased cost.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the second half of 2021, which has continued thus far through 2022, and we expect this to have an increased impact on our cost of goods sold through the remainder of 2022 and into 2023. Even though we paid significant costs in the second half of 2021 and thus far through 2022 associated with acquiring chips on the open market, a portion of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. We believe based on our assessment and industry feedback that these supply shortages and increased costs are likely to continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints and cost inflation for other components used in our products albeit to a lower degree. Due to semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations as well as Foxconn, our Czech Republic-based original equipment manufacturer (OEM), beginning January 3, 2022 until early February 2022 when we resumed production and restarted our manufacturing operations at all three locations. While we have been able to restart manufacturing operations at all locations, we are still seeing challenges in terms of available supply and we believe the supply shortages continue to represent an increased risk to the business for the remainder of 2022 and into 2023, and we may have to suspend manufacturing again in the future due to these shortages. As a result, in the interim, it is possible that we may be supply constrained and challenged to meet all customer demand for our products.

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue through 2022. These challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response we have implemented more flexible workplace requirements depending on the role, such as increasing ability for remote work, but we still expect to be challenged by the macro-economic employment environment.

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

To accomplish this goal and to grow our revenue, we intend to:

•
Expand our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We have restarted our sales capacity expansion efforts with new sales representatives hired and expect sales representative headcount to increase for the year ending 2022 as compared to 2021. As part of our growth plans, we expect to continue to expand sales capacity while focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.
•
Expand our domestic direct-to-consumer marketing efficiently and optimize pricing. We have maintained our marketing efforts to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as patient interest increased. We plan to optimize marketing spend to drive consumer and physician awareness of our products in 2023. We raised prices as of September 1, 2021 and March 1, 2022 to partially offset rising product costs.
•
Expand our rental revenues. We are evolving our operating model to focus the enhanced prescriber sales team on rental opportunities with our direct-to-consumer sales team focusing mainly on cash sales. We believe the new specialized operating model will drive higher rental setups as we expand prescriber and payor awareness of our products and services.

Due to the COVID-19 pandemic and related PHE, Medicare and commercial payors have reduced some of the administrative burden for oxygen therapy, which also contributed to increased rental setups in the second quarter of 2020 through the third quarter of 2022. We believe this change will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE. CMS has finalized additional changes to the administrative requirements to dispense and bill for oxygen therapy, which is discussed in more detail in the Reimbursement section below. These changes may reduce the administrative burden and increase patient access to our products; however, we still need additional clarity on how it will be implemented.

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

However, in spite of the increased demand, starting in the third quarter of 2021 through the second quarter of 2022, we have seen supply constraints associated with the semiconductor chip shortage that led to a significant decline in this channel, specifically in the first quarter of 2022 as we were forced to temporarily halt production from early January 2022 to early February 2022 due to these supply constraints. We were able to fulfill an increased amount of demand beginning in the third quarter of 2022 and anticipate the ability to fulfill most outstanding orders in the domestic business-to-business channel by the end of 2022 and return to normalized demand in the first half of 2023.

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

Current Inogen products have been commercialized in the European Union and United Kingdom under Medical Device Directive (MDD) certificates, which expired on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European Medical Device Regulation (MDR) is required for continued marketing in the European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and are under review. In addition, United Kingdom Conformity Assessed and the Swiss Medic Submission under MDD have been received and will be updated to MDR following the receipt of the corresponding certification in the EU. Derogation requests have also been filed in most EU countries. France granted permission in June 2022 for continuous commercialization of G4 and G5 POCs under MDR Articles 94/97 until the end of October 2022. Derogations were also received from Austria, Denmark and Portugal. Due to the expected reduced availability in the second half of 2022 due to the delay in MDR approval, we placed intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDD certificates expired. Until we obtain the necessary certificate(s), we expect international sales within the EU to be negatively impacted.

As in the United States, there have been surges in demand for oxygen concentrators by our international HME customers during the COVID-19 pandemic in specific markets with significant COVID-19 case rates. However, international demand declined in the second quarter of 2020 and continuing through the first quarter of 2021, primarily due to the temporary closures and reduced operating capacity of certain European respiratory assessment centers due to the COVID-19 pandemic, tender delays in certain European markets, and decreased sales in other markets, primarily Canada. In addition, during this period, providers turned their focus to supplying stationary oxygen concentrators with higher flow characteristics in response to the COVID-19 pandemic. We experienced increased demand for the remainder of 2021 and during the first half of 2022 prior to the expiration of our MDD certificates, which we believe was due to improving COVID-19 vaccination rates and increased ambulation of patients in Europe, increased operational capacity of certain European respiratory assessment centers, and increased sales in certain markets associated with spikes in COVID-19 cases in such instances. To grow our international sales markets, we are also in the process of developing regulatory and sales pathways to capture opportunities in new and emerging markets.

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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $16.6 million and $14.1 million in the twelve months ended December 31, 2021 and 2020, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future. We incurred $4.6 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $16.0 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development costs.

We launched our fifth-generation POC, the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. The Inogen One G5 represented more than 84% of total domestic POC units sold in the nine months ended September 30, 2022, showing the strong demand for this product from both patients and providers.

Inogen Connect, our connectivity platform on our Inogen One G4® and Inogen One G5 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers will also find features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

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

In August 2019, we acquired New Aera. New Aera’s patented and Food and Drug Administration (FDA)-cleared TAV system is designed to deliver increased air flow and pressure from an approximately 4-ounce pocket-size unit, features a state-of-the-art nasal pillow interface, and is compatible with certain oxygen concentrators, oxygen cylinders, wall gas, and certain medical air sources. TAV therapy with oxygen has been clinically demonstrated during periods of exercise to reduce breathlessness, increase exercise endurance, and improve oxygen saturation for patients suffering from certain chronic lung disease compared to oxygen therapy alone. We have only sold this product across our domestic direct-to-consumer channel and in our domestic business-to-business channel in 2022, and we expect limited contributions to revenue in its existing configuration.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. For the three months ended September 30, 2022 and 2021, approximately 14.3% and 23.5%, respectively, and 27.8% and 21.1% for the nine months ended September 30, 2022 and 2021, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 48.3% and 71.0% of the non-U.S. revenue for the three months ended September 30, 2022 and 2021, respectively, and 70.5% and 71.9% for the nine months ended September 30, 2022 and 2021, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our Inogen One POCs, and, to a lesser extent, sales of batteries, other accessories, our Inogen At Home stationary oxygen concentrators and our TAV products. We plan to grow our system sales in the coming years through multiple strategies including: hiring additional sales representatives directly or through our contract sales organization, improving productivity, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches, although, as mentioned above, these plans have been and may continue to be impacted by the COVID-19 pandemic and related PHE. While we believe HME providers are still in the process of converting their business model to a non-delivery model and purchase POCs, growth has been challenged and we expect it could continue to be challenged due to the COVID-19 pandemic and related PHE, their ongoing restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and potential changes in reimbursement rates.

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

We sold approximately 54,200 systems in the three months ended September 30, 2022 and 44,600 systems for the same period in 2021. We sold approximately 127,000 systems in the nine months ended September 30, 2022 and 146,400 systems for the same period in 2021. The decline over nine months was caused by supply chain constraints, the delay in MDR approval, and associated temporary suspension of manufacturing at all three locations in the first quarter of 2022.

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

Rental revenue increased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. In addition, as part of the various stimulus bills in 2020 (also discussed in more detail in the Reimbursement section below), the 2% Medicare sequestration reduction was temporarily paused, and Medicare reimbursement rates for non-rural, non-competitive bid areas through the duration of the COVID-19 PHE were increased to a 75/25 blended rate retroactive to March 6, 2020, which increased the rates in 2021 and 2022 while the COVID-19 PHE continued. The 50/50 blended rate for HME providers in rural and non-contiguous, non-competitive bid areas was extended permanently as part of the final rule published in December 2021. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 44,600 and 40,400 oxygen rental patients as of September 30, 2022 and September 30, 2021, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

Medicare and private insurance rentals represented 14.0% and 13.0% of our total revenue in the three months ended September 30, 2022 and 2021, respectively, and 14.5% and 11.8% in the nine months ended September 30, 2022 and 2021, respectively. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service and increased reimbursement rates. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. A common medical criterion for long-term oxygen therapy reimbursement is insufficient blood oxygen saturation level. Our sales and rental intake teams are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended September 30, 2022 and 2021, approximately 76.6% and 81.6%, respectively, and for the nine months ended September 30, 2022 and 2021, approximately 77.8% and 82.6%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. The U.S. list price for our stationary oxygen rentals Healthcare Common Procedure Coding System (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior five years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI), sequestration and budget neutrality adjustments, but are also subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

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

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the CPI, sequestration and budget neutrality adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2022 rates listed below include Coronavirus Aid, Relief, and Economic Security (CARES Act) increased rates due to the COVID-19 PHE. When the COVID-19 PHE is declared over, the rates in these non-former CBAs, non-rural areas are expected to adjust down to the former CBA rates listed in the table above.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (ARP) entered into federal law. The ARP, among other things, increased spending without offsets to other federal programs. The Statutory Pay-as-You-Go (PAYGO) Act of 2010 requires deficit neutrality overall in the laws enacted by Congress and imposes automatic spending reductions at the end of the year if such laws increase the deficit when they are added together. Any legislation enacted after February 12, 2010, that affects direct spending and/or revenues is subject to Statutory PAYGO. The Congressional Budget Office previously estimated that a Statutory PAYGO sequester in fiscal year 2022 resulting from the ARP passage would cause a 4% reduction in Medicare spending. In December 2021, Congress deferred action on waiving Statutory PAYGO and has delayed implementation of this payment reduction until 2023. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Medicare’s service reimbursement programs accounted for 77.8% and 82.6% of rental revenue for the nine months ended September 30, 2022 and 2021, respectively, and based on total revenue were 11.2% and 9.7% for the nine months ended September 30, 2022 and 2021, respectively.

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

In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This allows the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirement for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS removed from the national coverage determination the oxygen certificate of medical necessity requirement, effective January 2023. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS issued guidance on February 10, 2022 to the Medicare Administrative Contractors detailing that the implementation date of the revised national coverage policy would be June 14, 2022. On May 23, 2022, CMS issued revised guidance delaying the implementation date of the new national coverage policy to January 3, 2023. On July 8, 2022, CMS made a minor amendment to NCD 240.2 to conform with the specific time period specified in Section 1834(a)(5)(E) of the Social Security Act. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will further define the coverage criteria and documentation requirements implementing the new national coverage policy.

Medicare revenue, including patient co-insurance and deductible obligations, represented 10.7% and 10.6% of our total revenue in the three months ended September 30, 2022 and 2021, respectively, and 11.2% and 9.7% of our total revenue in the nine months ended September 30, 2022 and 2021, respectively.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for OGPE for these later months. Medicare does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, Medicare will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period for the three and nine months ended September 30, 2022 and 2021, respectively. Our capped patients as a percentage of total patients on service was approximately 9.2% as of September 30, 2022 and 8.3% as of September 30, 2021. The increase in percentage of capped patients in the comparative periods was primarily due to a higher number of patients that entered the capped period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 97 contracts as of September 30, 2022. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue for the remainder of 2022 and into 2023. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the sales teams, secure additional insurance contracts, and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2021 and the nine months ended September 30, 2022, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2022.

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

We expect rental gross margin percentage to remain relatively flat in the fourth quarter of 2022.

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

We continue to recruit to add new sales representatives, while maintaining our hiring standards and being mindful of the supply constraints. Going forward, except as otherwise limited by the impact of the COVID-19 pandemic and related PHE, our plan is to continue to expand sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect to continue to invest in sales and marketing expense in future periods, including expanding our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, and rising patient support costs as our patient and customer base increases.

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

Results of operations

Comparison of three months ended September 30, 2022 and 2021

Revenue

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$90,672	$80,974	$9,698	12.0%	86.0%	87.0%
Rental revenue	14,717	12,131	2,586	21.3%	14.0%	13.0%
Total revenue	$105,389	$93,105	$12,284	13.2%	100.0%	100.0%

Sales revenue increased $9.7 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 12.0% from the comparable period. The increase was primarily attributable to increased sales in the domestic business-to-business channel, partially offset by lower sales in our direct-to-consumer channel and in our international business-to-business channel due to the limited ability to ship product into Europe until the EU MDR approval is received. We sold approximately 54,200 oxygen systems during the three months ended September 30, 2022 compared to approximately 44,600 oxygen systems sold during the three months ended September 30, 2021, an increase of 21.5%. The increase in the number of systems sold resulted from an increase in sales in the domestic business-to-business channel, primarily due to our improved supply chain.

Rental revenue increased $2.6 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 21.3% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	September 30,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$42,546	$22,793	$19,753	86.7%	40.4%	24.5%
Business-to-business international sales	15,078	21,834	(6,756)	-30.9%	14.3%	23.5%
Direct-to-consumer domestic sales	33,048	36,347	(3,299)	-9.1%	31.3%	39.0%
Direct-to-consumer domestic rentals	14,717	12,131	2,586	21.3%	14.0%	13.0%
Total revenue	$105,389	$93,105	$12,284	13.2%	100.0%	100.0%

Domestic business-to-business sales increased 86.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to supply chain remediation efforts and improved average selling prices.

International business-to-business sales decreased 30.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, mostly driven by the limited ability to ship product into Europe, until EU MDR approval is received. In the three months ended September 30, 2022, sales in Europe as a percentage of total international sales revenue decreased to 57.0% versus 88.2% in the comparative period in 2021.

Domestic direct-to-consumer sales decreased 9.1% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower volume, partially offset by increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 21.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$55,891	$40,437	$15,454	38.2%	53.0%	43.5%
Cost of rental revenue	6,700	4,981	1,719	34.5%	6.4%	5.3%
Total cost of revenue	$62,591	$45,418	$17,173	37.8%	59.4%	48.8%

Gross profit - sales revenue	$34,781	$40,537	$(5,756)	-14.2%	33.0%	43.5%
Gross profit - rental revenue	8,017	7,150	867	12.1%	7.6%	7.7%
Total gross profit	$42,798	$47,687	$(4,889)	-10.3%	40.6%	51.2%

Gross margin percentage - sales revenue	38.4%	50.1%
Gross margin percentage- rental revenue	54.5%	58.9%
Total gross margin percentage	40.6%	51.2%

Cost of sales revenue increased $15.5 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 38.2% from the comparable period. The increase in cost of sales revenue was primarily attributable to increased sales volumes as well as higher material and warranty costs. The third quarter of 2022 included $6.6 million of higher material costs associated with open-market purchases of semiconductor chips used in its batteries and POCs.

Cost of rental revenue increased $1.7 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 34.5% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased servicing costs and rental asset depreciation expense. Cost of rental revenue included $2.8 million of rental asset depreciation for the three months ended September 30, 2022 compared to $2.3 million for the three months ended September 30, 2021.

Gross margin on sales revenue decreased to 38.4% for the three months ended September 30, 2022 from 50.1% for the three months ended September 30, 2021. The decrease was primarily due to increased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international business-to-business sales, and higher material and warranty costs. The decrease was partially offset by higher average selling prices. Total worldwide business-to-business sales revenue accounted for 63.6% of total sales revenue in the three months ended September 30, 2022 versus 55.1% in the three months ended September 30, 2021.

Rental revenue gross margin decreased to 54.5% for the three months ended September 30, 2022 from 58.9% for the three months ended September 30, 2021, primarily due to increased loss on rental units, depreciation expense, and servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$4,581	$3,754	$827	22.0%	4.3%	4.0%

Research and development expense increased $0.8 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 22.0% over the comparable period, primarily due to a $0.4 million increase in personnel-related expenses and a $0.3 million increase in product development expenses.

Sales and marketing expense

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$33,734	$28,301	$5,433	19.2%	32.0%	30.4%

Sales and marketing expense increased $5.4 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 19.2% from the comparable period, due to increases of $2.4 million of consulting fees, primarily for the deployment of the prescriber sales team, $1.5 million in dues, fees and licenses, $1.2 million in media and advertising costs, and $0.6 million in personnel-related expenses. In the three months ended September 30, 2022, we spent $10.6 million in media and advertising costs versus $9.4 million in the comparative period in 2021.

General and administrative expense

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$14,775	$9,258	$5,517	59.6%	14.0%	10.0%

General and administrative expense increased $5.5 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 59.6% from the comparable period. The increase was primarily attributable to a $2.9 million increase in personnel-related expenses, $1.8 million decrease in the benefit from the change in fair value of the New Aera earnout liability, and a $0.3 million increase in consulting fees.

Other income (expense)

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$868	$21	$847	4033.3%	0.8%	0.0%
Other expense	(12)	(466)	454	-97.4%	0.0%	-0.5%
Total other income (expense), net	$856	$(445)	$1,301	292.4%	0.8%	-0.5%

Total other income (expense), net increased $1.3 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, an increase of 292.4% from the comparable period, primarily attributable due to an increase of $0.8 million in interest income due to the higher interest rate environment and a decrease of $0.5 million in net foreign currency losses.

Income tax expense (benefit)

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense (benefit)	$70	$(6,245)	$6,315	101.1%	0.1%	-6.7%
Effective income tax rate	-0.7%	-105.3%

Income tax expense increased $6.3 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets otherwise attributable to the current period loss.

Our effective tax rate for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets.

Net income (loss)

	Three months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net income (loss)	$(9,506)	$12,174	$(21,680)	-178.1%	-9.0%	13.1%

Net income (loss) decreased $21.7 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, a decrease of 178.1% from the comparable period. The decrease was primarily related to higher operating expense, a decrease in gross profit, and the change in fair value of the New Aera earnout liability.

Comparison of nine months ended September 30, 2022 and 2021

Revenue

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$247,365	$248,359	$(994)	-0.4%	85.5%	88.2%
Rental revenue	41,785	33,241	8,544	25.7%	14.5%	11.8%
Total revenue	$289,150	$281,600	$7,550	2.7%	100.0%	100.0%

Sales revenue decreased $1.0 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, a decrease of 0.4% from the comparable period. The decrease was primarily attributable to supply chain constraints that mostly limited sales in our domestic business-to-business channel, partially offset by an increase in international business-to-business sales as well as improved average selling prices and sustained demand. We sold approximately 127,000 oxygen systems during the nine months ended September 30, 2022 compared to approximately 146,400 oxygen systems sold during the nine months ended September 30, 2021, a decrease of 13.3%. The decrease in the number of systems sold resulted from a decrease in sales in the domestic business-to-business channel, primarily due to supply chain constraints.

Rental revenue increased $8.5 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 25.7% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Nine months ended
(amounts in thousands)	September 30,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$58,859	$81,094	$(22,235)	-27.4%	20.3%	28.8%
Business-to-business international sales	80,460	59,377	21,083	35.5%	27.8%	21.1%
Direct-to-consumer domestic sales	108,046	107,888	158	0.1%	37.4%	38.3%
Direct-to-consumer domestic rentals	41,785	33,241	8,544	25.7%	14.5%	11.8%
Total revenue	$289,150	$281,600	$7,550	2.7%	100.0%	100.0%

Domestic business-to-business sales decreased 27.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the supply chain constraints that limited our ability to meet all customer demand and strategic sales channel optimization decisions, partially offset by improved average selling prices and sustained demand.

International business-to-business sales increased 35.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, mostly driven by increased average selling prices and improved demand primarily in Europe as we placed intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the nine months ended September 30, 2022, sales in Europe as a percentage of total international sales revenue increased to 87.7% versus 85.2% in the comparative period in 2021.

Domestic direct-to-consumer sales increased 0.1% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 25.7% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$146,052	$129,637	$16,415	12.7%	50.5%	46.0%
Cost of rental revenue	19,036	14,068	4,968	35.3%	6.6%	5.0%
Total cost of revenue	$165,088	$143,705	$21,383	14.9%	57.1%	51.0%

Gross profit - sales revenue	$101,313	$118,722	$(17,409)	-14.7%	35.0%	42.2%
Gross profit - rental revenue	22,749	19,173	3,576	18.7%	7.9%	6.8%
Total gross profit	$124,062	$137,895	$(13,833)	-10.0%	42.9%	49.0%

Gross margin percentage - sales revenue	41.0%	47.8%
Gross margin percentage- rental revenue	54.4%	57.7%
Total gross margin percentage	42.9%	49.0%

Cost of sales revenue increased $16.4 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 12.7% from the comparable period. The increase in cost of sales revenue was primarily attributable to higher material and warranty cost per unit and labor and overhead per unit. The first nine months of 2022 included $18.1 million of higher material costs associated with open-market purchases of semiconductor chips used in our batteries and POCs.

Cost of rental revenue increased $5.0 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 35.3% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased servicing costs and rental asset depreciation expense. Cost of rental revenue included $8.2 million of rental asset depreciation for the nine months ended September 30, 2022 compared to $6.3 million for the nine months ended September 30, 2021.

Gross margin on sales revenue decreased to 41.0% for the nine months ended September 30, 2022 from 47.8% for the nine months ended September 30, 2021. The decrease was primarily due to higher material and warranty cost per unit and increased labor and overhead costs caused by lower labor and overhead absorption, mainly due to the temporary manufacturing shutdown in early 2022. The decrease was partially offset by higher average selling prices and decreased mix of domestic business-to-business sales, which have a lower gross margin than direct-to-consumer and international business-to-business sales. Total worldwide business-to-business sales revenue accounted for 56.3% of total sales revenue in the nine months ended September 30, 2022 versus 56.6% in the nine months ended September 30, 2021.

Rental revenue gross margin decreased to 54.4% for the nine months ended September 30, 2022 from 57.7% for the nine months ended September 30, 2021, primarily due to higher servicing costs and depreciation expense per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$16,009	$11,892	$4,117	34.6%	5.5%	4.2%

Research and development expense increased $4.1 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 34.6% over the comparable period, primarily due to a $2.6 million increase in product development expenses and a $1.3 million increase in personnel-related expenses.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$92,161	$83,109	$9,052	10.9%	31.9%	29.5%

Sales and marketing expense increased $9.1 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 10.9% from the comparable period, due to an increase of $6.2 million of consulting fees, mainly for the deployment of the prescriber sales team, $2.7 million in dues, fees and licenses, $1.2 million of media and advertising costs, $0.6 million in credit card and financing fees, and $0.5 million of travel and entertainment expense, partially offset by a decrease in personnel-related expenses of $1.5 million. In the nine months ended September 30, 2022, we spent $26.9 million in media and advertising costs versus $25.7 million in the comparative period in 2021.

General and administrative expense

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$42,646	$26,981	$15,665	58.1%	14.7%	9.6%

General and administrative expense increased $15.7 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 58.1% from the comparable period. The increase was primarily attributable to a $8.2 million decrease in the benefit from the change in the fair value of the New Aera earnout liability and a $5.8 million increase in personnel-related expenses.

Other income (expense)

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$1,122	$107	$1,015	948.6%	0.4%	0.0%
Other expense	(1,167)	(472)	(695)	147.2%	-0.4%	-0.2%
Total other income (expense), net	$(45)	$(365)	$320	87.7%	0.0%	-0.2%

Total other income (expense), net increased $0.3 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, an increase of 87.7% from the comparable period, primarily attributable to an increase of $1.0 million in interest income due to the higher interest rate environment, partially offset by an increase of $0.7 million in net foreign currency losses.

Income tax expense (benefit)

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense (benefit)	$363	$(996)	$1,359	136.4%	0.1%	-0.4%
Effective income tax rate	-1.4%	-6.4%
Income tax expense increased $1.4 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets otherwise attributable to the current period loss.

Our effective tax rate for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets.

Net income (loss)

	Nine months ended
	September 30,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net income (loss)	$(27,162)	$16,544	$(43,706)	-264.2%	-9.4%	5.9%

Net income (loss) decreased $43.7 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, a decrease of 264.2% from the comparable period. The decrease in net income was primarily related to a decrease in gross profit, higher operating expense, and the decrease in the benefit from the change in fair value of the New Aera earnout liability.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of September 30, 2022, we had purchase obligations with outside vendors and suppliers of approximately $141.7 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity and capital resources

As of September 30, 2022, we had cash and cash equivalents of $209.6 million, which consisted of highly liquid investments with a maturity of three months or less. For the nine months ended September 30, 2022 and 2021, we received $1.7 million and $15.6 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2022 consisted of net cash used in operating activities of $22.0 million and capital expenditures of $14.1 million including additional rental equipment and other property, plant and equipment.

The COVID-19 pandemic and related PHE have not materially impacted our liquidity position to date, and we believe our current cash and cash equivalents provide us with a certain degree of stability and liquidity during this time of uncertainty. We believe that our current cash, cash equivalents and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2022 vs. 2021
Summary of consolidated cash flows	2022	2021	$	%
Cash provided by (used in) operating activities	$(22,050)	$17,135	$(39,185)	-228.7%
Cash used in investing activities	(3,933)	(2,268)	(1,665)	-73.4%
Cash provided by financing activities	492	15,030	(14,538)	-96.7%
Effect of exchange rates on cash	(400)	(283)	(117)	41.3%
Net increase (decrease) in cash and cash equivalents	$(25,891)	$29,614	$(55,505)	-187.4%

(amounts in thousands)	September 30,	December 31,
Summary of working capital	2022	2021
Total current assets	$317,776	$329,186
Total current liabilities	65,736	61,512
Net working capital	$252,040	$267,674

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of $27.2 million and the non-cash change in fair value of the earnout liability of $1.7 million, partially offset by non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $17.5 million, provision for sales returns and doubtful accounts of $10.8 million, stock-based compensation expense of $9.2 million, net loss on disposal of rental equipment and other fixed assets of $2.5 million, and provision for inventory obsolescence and other inventory losses of $2.1 million. The net changes in operating assets and liabilities resulted in a net use of cash of $35.2 million.

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

For the nine months ended September 30, 2022, we invested $14.1 million in the production and purchase of rental assets and other property and equipment, partially offset by $10.0 million we received in maturities of marketable securities.

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

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of $1.7 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.2 million.

For the nine months ended September 30, 2021, net cash provided by financing activities consisted of $15.6 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.6 million.

Sources of funds

Our net cash used in operating activities in the nine months ended September 30, 2022 was $22.1 million compared to net cash provided by operating activities of $17.1 million in the nine months ended September 30, 2021. As of September 30, 2022, we had cash and cash equivalents of $209.6 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2022	2021	2022	2021
Net income (loss)	$(9,506)	$12,174	$(27,162)	$16,544
Non-GAAP adjustments:
Interest income	(868)	(21)	(1,122)	(107)
Provision (benefit) for income taxes	70	(6,245)	363	(996)
Depreciation and amortization	5,928	5,522	17,536	15,861
EBITDA (non-GAAP)	(4,376)	11,430	(10,385)	31,302
Stock-based compensation	3,500	2,792	9,185	8,547
Change in fair value of earnout liability	(288)	(2,052)	(1,699)	(9,869)
Adjusted EBITDA (non-GAAP)	$(1,164)	$12,170	$(2,899)	$29,980

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2022 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $5.7 million decline in revenue for the nine months ended September 30, 2022. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $209.6 million as of September 30, 2022, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2022 and September 30, 2021. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the three or nine months ended September 30, 2022.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Civil Investigative Demand

On June 21, 2022, we received a civil investigative demand (“CID”) from the United States Attorney’s Office for the Northern District of Iowa. The CID states that it was issued in a False Claims Act investigation to determine whether there is or has been a violation of the False Claims Act and that the investigation involves concerns of inappropriate kickbacks provided by certain manufacturers of portable oxygen concentrators and related products in violation of the Anti-Kickback Statute. The CID followed informal requests from the United States Attorney’s Office for the Northern District of Iowa begun in late 2020, with which we voluntarily complied, to obtain information concerning our participation in (i) zero-interest or below market-rate loans through a third party lender to finance customer purchases; (ii) guaranteeing the obligation of a customer to a finance company in connection with financing of purchases of our equipment; and (iii) entering into an agreement with a customer that included marketing, exclusivity, discount, and favorable financing terms. We are cooperating in the investigation. We are currently unable to predict the outcome of this investigation or whether qui tam or other litigation is probable. Regardless of the outcome, this inquiry has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

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

We have experienced supply problems with one or more of our suppliers and may again experience problems in the future. For example, we have seen supply chain disruptions in the second half of 2021 through the first nine months of 2022 and expect to continue to see these disruptions through the remainder of 2022 and into 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards, which are components of our portable oxygen concentrators. However, we recognize that there could be supply shortages for other components used in our products. These shortages are being experienced across many industries, placing additional pressure on existing supplies. While we have taken steps to attempt to mitigate the impact of supply shortages, it has had and will likely continue to have an increased negative impact on our ability to manufacture products (including with respect to the production halt discussed below). We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on shipment dates from our regular suppliers, canvassing the open market for supplies, and using the price increases we implemented on September 1, 2021 and March 1, 2022 to help offset some of the increased costs. However, in spite of these efforts, we have been supply constrained and with these components facing extremely high demand, we expect continued challenges in terms of supply constraint and pricing inflation moving forward. Additionally, we believe that the war in Ukraine will result in added supply constraint pressures through at least the remainder of 2022.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold in the third and fourth quarter of 2021 and the first nine months of 2022, and we expect this to have an increased impact on our material costs in the remainder of 2022. Even though we paid significant costs in the second half of 2021 and first nine months of 2022 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period. We believe based on our assessment and industry feedback that these supply shortages may continue through the remainder of 2022 and into 2023. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based OEM, suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. While we were able to resume manufacturing operations at all locations, we are still seeing challenges in terms of availability of supply and we believe the supply shortage continues to represent an increased risk to the business in the remainder of 2022 and into 2023, which may cause us to suspend manufacturing again in the future due to these shortages. As a result, in the interim we expect to be supply constrained and unable to meet all customer demand for our products. This may mean that some of our customers may seek other sources of products if we cannot meet their demand.

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

We have restarted our sales capacity expansion efforts with new sales representatives hired and expect sales representative headcount to increase for the year ending 2022 as compared to 2021. While we believe we are making the necessary changes to improve sales management infrastructure to support sales representative training and onboarding, it will take more time to evaluate whether these changes are effective in the long term, and to the extent they are not effective, it may negatively affect our financial condition and results of operations.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. For example, we have been challenged in our ability to hire qualified sales professionals in our direct-to-consumer sales force during this time. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

An economic recession, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.

Global economic conditions are uncertain and volatile, due in part to the impacts of COVID-19 and its continued influence on business models and market dynamics around the globe. Such impacts potentially include the potential impacts of increasing inflation, geopolitical uncertainties, and any sanctions, restrictions or responses to those conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to the regulatory environment

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 27.8% and 21.1% of our total revenue was from sales outside of the United States for the nine months ended September 30, 2022 and September 30, 2021, respectively. We have sold our products in a total of 59 international countries and overseas regions outside of the United States through our wholly owned subsidiary, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance.

For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, medical devices marketed in the European Union require certification according to these new requirements, except those devices with valid CE Marks, issued pursuant to the Medical Device Directive before May 2021, including our oxygen therapy products with CE Marks issued under the Medical Device Directive (MDD), may be placed on the market until May 2024. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are currently allowed to be marketed within the European Union and our products will be required to comply with the European Medical Device Regulation (MDR). New products that failed to be certified with the MDR by May 2021 may not be marketed or sold in the European Union. Similarly, existing products with CE Marks issued under the MDD may not be placed on the market in the European Union after May 2024. The extension of the existing certificates under the MDD or obtaining a new certificate under the MDR is required for continued marketing in the European Union after May 18, 2022. Inogen products are commercialized in the European Union and United Kingdom under MDD certificates, which expired on May 18, 2022. The extension of the existing certificates under the MDD or obtaining a new certificate under the European MDR is required for continued marketing in the

European Union after May 18, 2022. Our EU MDR Generic Device Group submission has been filed for our POCs and are under review. In addition, United Kingdom Conformity Assessed and the Swiss Medic Submission under MDD have been received and will be updated to MDR following the receipt of the corresponding certification in the EU. Derogation requests have also been filed in most EU countries. France granted permission in June 2022 for continuous commercialization of G4 and G5 POCs under MDR Articles 94/97 until the end of October 2022. Derogations were also received from Austria, Denmark and Portugal. Due to the expected reduced availability in the second half of 2022 due to the delay in MDR approval, we placed intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDD certificates expired. until we obtain the necessary certificate(s), we expect international sales within the EU to be negatively impacted.

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

Risks related to our common stock

Our certificate of incorporation and our amended and restated bylaws designate the Court of Chancery of the Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and our amended and restated bylaws also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our thirteenth amended and restated certificate of incorporation, filed with the Delaware Secretary of State on February 20, 2014, and our amended and restated bylaws, as amended and restated effective as of October 27, 2022, provide that, unless we consent in writing to the selection of an alternative forum (an “Alternative Forum Consent”), the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. The foregoing shall not apply to any claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the Securities Act of 1933, as amended (the “Securities Act”).

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we give an Alternative Forum Consent, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of the Company’s securities, including any auditor, underwriter, expert, control person or other defendant. The foregoing shall not apply to any claims under the Exchange Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing provisions of the bylaws and certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our current or former directors, officers, stockholders, employees, auditors, underwriters, experts, control persons or others, which may discourage lawsuits with respect to such claims against such defendants. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on November 2, 2022, which disclosure under such item is incorporated herein by reference, on October 27, 2022, our board of directors, acting upon the recommendation of the Nominating and Governance Committee of the board, amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:

•
revise the procedures and requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including, among other items, by adding a requirement that a stockholder seeking to nominate director(s) at a meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting;
•
revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
•
include forum selection provisions providing that (i) the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain corporate law-related claims and (ii) the federal courts shall be the sole and exclusive forum for claims brought under the Securities Act;
•
revise the provision regarding board action by unanimous written consent in lieu of a meeting to conform to the provisions of the DGCL;
•
revise the provisions regarding advanced payment of expenses and indemnification;
•
update various provisions regarding directors, board committees and officers; and
•
make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is being filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

3.1	Amended and Restated Bylaws	8-K	3.1	11/02/22

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	November 3, 2022	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 3, 2022	By:	/s/ Kristin Caltrider
Kristin Caltrider
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)