Form 10-K
period 2022-12-31
Inogen Inc
filed 2023-02-24
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $310.5 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2023 was 22,969,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

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
•
the impact of expense inflation on the components we use in our products, and the impact of inflation of the ability of our customers to afford our products;
•
the potential for future supply chain constraints;
•
our expectations regarding the effect of the COVID-19 pandemic and public health emergency (PHE);
•
our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;
•
our expectations regarding regulatory approvals, including the period of time during which our sales in Europe may be suspended due to delayed government and third-party payor coverage and reimbursement;
•
the ability of our competitors to introduce products to the market that may be lower priced than ours, may have more product features than ours, or are otherwise more accepted by the market, including our home medical equipment partners;
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
•
our expectations regarding our sales and marketing channels related to our prescriber sales team, including the expansion of the sales team and concierge service representatives and implementation of healthcare data, insights and its impact on clinician awareness and coverage, portable oxygen concentrator (POC) penetration, and sales team productivity;
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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design,“ TIDAL ASSIST,” “TAV,” and “SIDEKICK” are our registered trademarks with the United States Patent and Trademark Office. We own pending trademark applications in the United States for the marks “INOGEN ROVE 4” and “INOGEN ROVE 6”. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiary.

ITEM 1. BUSINESS

General

Inogen is a medical technology company whose purpose is improving lives through respiratory care. We are a global leader in portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of innovative POCs are optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of December 31, 2022, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products have been sold in 59 countries around the world through distributors and equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States. We employed 1,026 people as of December 31, 2022 and had total revenue of $377.2 million for the period ended December 31, 2022.

Corporate history

We were incorporated in Delaware on November 27, 2001. On February 14, 2014, we completed an initial public offering of common stock and began trading on the Nasdaq Global Select Market, trading under the ticker symbol "INGN".

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

The market

Chronic obstructive pulmonary disease

We are focused on oxygen therapy and opportunities in the global respiratory care market. We believe that our portable oxygen therapy solutions can help patients with chronic respiratory conditions, including patients with chronic obstructive pulmonary disease, or COPD.

COPD is a group of lung diseases including chronic bronchitis and emphysema. The main cause of COPD is smoking, but other factors like air pollution, secondhand smoke and dust, as well as fumes and chemicals can cause COPD. There is currently no cure for COPD, and it is a progressive and debilitating disease that is characterized by a gradual loss of lung function and airflow limitation that is not fully reversible. The symptoms of COPD can range from chronic cough and sputum production to insufficient levels of oxygen in the blood, and severe shortness of breath.

COPD has a huge impact on patients and also to the healthcare system. According to the Forum of International Respiratory Societies, an estimated 200 million people in the world have COPD. In the United States, a 2022 publication stated that COPD is the sixth leading cause of death. The Centers for Disease Control (CDC) and Prevention in the United States estimates that prevalence of COPD amongst adults 18 years or older was around 5.2% to 6.2% based on CDC data of age-adjusted prevalence of COPD from 2011 to 2020. In terms of economic impact, the total economic cost from COPD in the United States was approximately $50 billion in 2020 with close to 1.6 million COPD emergency department visits in 2019.

A peer-reviewed publication in the New England Journal of Medicine has stated that long-term oxygen therapy has been shown help COPD patients who have severely low blood oxygen or hypoxemia. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner. Over time it can lead to a lack of oxygen in organs and tissues (hypoxia) and acute respiratory failure. As COPD progresses into later stages, patients may need long-term oxygen therapy as part of their treatment. Other diseases including cystic fibrosis or congestive heart failure may lead to lower oxygen in the bloodstream and may also benefit from long-term oxygen therapy.

Oxygen therapy

Traditionally, oxygen patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we refer to as the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes.

Inogen created its first portable oxygen concentrators with a goal of creating a product that allows patients the chance to remain ambulatory while managing the impact of their disease. Between 2012 and 2021, portable oxygen concentrators represented the fastest-growing segment of the Medicare oxygen therapy market. However, based on 2021 traditional fee-for-service Medicare data, we estimate the portable oxygen concentrators still only represents approximately 22% of the total long-term oxygen therapy market in the United States. The traditional fee-for-service Medicare data does not include data from private insurance, Medicare Advantage, Medicaid and cash-pay patients in the market.

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

We believe that Inogen has an opportunity to grow and further develop the market for portable oxygen concentrator utilization, particularly for patients with chronic respiratory conditions.

Our transformation

Over the last year we have been strategically focused on evolving Inogen from a home medical equipment provider with product development capabilities, to a medical device company in respiratory care with home medical equipment operations in the United States. As such, we have the capability to service patients and prescribers directly, as well as other home medical equipment providers and distributors. As a part of this strategic focus we have been transforming the commercial organization to grow our business with a higher level of productivity and efficiency in our direct-to-consumer efforts. We have also made organizational changes to focus on a prescriber sales team. We believe this is complementary to our direct-to-consumer channel and provides the opportunity to work directly with prescribers and obtain prescriber referrals at the point of a patient’s diagnosis and prescription. In addition, we have piloted projects with the intent to drive efficiency and productivity for our commercial organization in the United States. These projects include streamlining and digitizing back-office processes in order to remove redundancies, improve process, and also scale back-office activities through digitization.

Business strategy

We believe there is an opportunity to grow portable oxygen therapy usage and develop the market further to help patients with chronic conditions breathe better and help providers improve patient outcomes. Our strategy for expanding our business and growing the market consists of the following four key elements:

1.
Grow our core business. We believe we have an opportunity to drive penetration of POC-based oxygen therapy versus other oxygen therapy modalities.
2.
Enhance our business. We are committed to the ongoing innovation of our products to meet the needs of patients and providers to manage lower blood oxygen and shortness-of-breath associated with COPD and other disease indications.
3.
Accelerate our business. We believe that we can develop the market and expand growth opportunities by generating clinical evidence. Our clinical approach involves engaging with Key Opinion Leaders (KOLs) through our Scientific Advisory Board. The KOLs goals are focused on advocating for the right therapy for patients and changing the behavior of prescribers.
4.
Accelerate growth through strategic transactions. We selectively evaluate potential strategic transactions to grow our portfolio or capabilities to serve the respiratory care market.

Our products

Our Inogen One portable oxygen systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe allows patients the chance to remain ambulatory while managing the impact of their disease and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We have created a market leading portfolio of portable oxygen concentrators.

POC product features

We market our current portable product offerings, the Inogen One G5 and the Inogen One G4, as single solutions for long-term oxygen therapy. This means our solutions can operate on a 24/7 basis for at least 60 months without a stationary concentrator, with minimal servicing of sieve beds, filters, and accessories. The technology in our Inogen One systems is effective for nocturnal use. Our Inogen One portable oxygen concentrators can operate reliably and cost-effectively over the long period of time needed to service long-term oxygen therapy patients without supplemental use of a stationary concentrator or a replacement portable oxygen concentrator. We launched a new product in Europe in December 2022, Rove 6. Rove 6 offers more flexibility for patients with six oxygen flow settings. The following table summarizes our key product features:

Key Product Specifications
	Rove 6	Inogen One G5	Inogen One G4
Capacity (ml/min)	1,260	1,260	630
Weight (lbs)	4.8 (single battery)	4.7 (single battery)	2.8 (single battery)
	5.8 (double battery)	5.7 (double battery)	3.3 (double battery)
Battery run-time	Up to 6.25 hours	Up to 6.5 hours	Up to 2.6 hours
	(single battery)	(single battery)	(single battery)
	Up to 12.75 hours	Up to 13 hours	Up to 5 hours
	(double battery)	(double battery)	(double battery)
Technology effective for overnight use	Yes	Yes	Yes
Sound	37 dBA	38 dBA	40 dBA

All of our portable oxygen systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse-dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory long-term oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 400 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity that are substantially equivalent to continuous flow systems.

We have also launched Inogen Connect, a wireless connectivity platform for the Inogen One G4, Inogen One G5 and Rove 6 consisting of a front-end mobile application for use by long-term oxygen therapy users and a back-end database portal for use by homecare providers. The Inogen Connect app is compatible with Apple and Android platforms and includes patient features such as oxygen purity status, battery run time, product support functions, notification alerts, and remote software updates. We believe features of the back-end database portal such as remote troubleshooting, equipment health checks, and a location tracker will drive operational efficiencies for home oxygen providers and lower the total cost of servicing oxygen therapy patients.

In Europe, we released our latest portable oxygen concentrator, Rove 6, in December 2022. Inogen One G5 portable oxygen concentrator was released to market in April 2019 and is among the lightest products on the market and has among the highest oxygen production capabilities of the other sub-5 pound portable oxygen concentrators on the market. The performance parameters around our systems allow us to serve ambulatory long-term oxygen patients based on their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside sales staff, and a physician referral model. Of the $276.1 million of our 2022 revenue derived from the United States, approximately 48.3% represented direct-to-consumer sales, 31.2% represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 20.5% represented direct-to-consumer rentals.

We believe we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only manufacturer of portable oxygen concentrators that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on their behalf. To pursue a direct-to-consumer rental strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges as well as compete with the home medical equipment providers who many of our manufacturing competitors sell to across their entire homecare business.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One systems and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors.

Our direct-to-consumer rental selling efforts are focused on selling to prescribers in order to serve patients earlier at the point of diagnosis and prescription while capturing a higher proportion of the life-time value of prescribed oxygen therapy. In March 2022, we embarked on an initiative to enhance and reorganize a prescriber sales team to accelerate our rental sales growth and build relationships with prescribers. We believe that these efforts are complementary with our focus on generating clinical evidence in the future and will increase our ability to further expand and develop the market.

Patients who choose to use their Medicare or private insurance benefits typically rent our systems. Those who purchase our product outright are typically patients who are not eligible to use their insurance benefits due to their capped rental status or their personal preferences. Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the differing licensure and process requirements in the 50 states in which we serve patients.

We use a variety of direct-to-consumer marketing strategies to generate interest in our solutions among current oxygen therapy patients. After a patient contacts us, we guide them through product selection and insurance eligibility, and, if they choose to move forward, process the necessary reimbursement and physician paperwork on their behalf as well as coordinate the shipping, instruction, and clinical setup process. In accordance with Medicare regulations, we do not initially contact patients directly and contact them only upon an inbound inquiry or upon receipt of a physician’s order.

We have been targeting private payors to become an in-network provider of oxygen therapy solutions, which we expect will reduce patient co-insurance amounts associated with using our solution. We believe this will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

We also create demand for our products among other homecare equipment providers and business partners. In addition to generating consumer demand, we believe our products can create value for our business partners by either creating a retail sale opportunity for them or by reducing the need for costly home deliveries associated with oxygen tanks.

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

As of December 31, 2022, we employed 491 people in our Sales and Marketing organization.

Concentration of customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. Medicare’s service reimbursement programs represented more than 10% of our total revenue for the years ended December 31, 2022 and 2021. One single customer represented more than 10% of our total revenue for the year ended December 31, 2020. Two customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $22.6 million and $9.9 million, respectively, as of December 31, 2022. One single customer and Medicare each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $5.9 million and $2.7 million, respectively, as of December 31, 2021.

We rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 77.0%, 81.9% and 81.5% of rental revenue in 2022, 2021 and 2020, respectively, and based on total revenue were 11.6%, 10.6% and 7.5% for 2022, 2021 and 2020, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $2.1 million or 3.4% of total net accounts receivable as of December 31, 2022 compared to $2.7 million or 11.0% of total accounts receivable as of December 31, 2021.

International

Approximately 26.8% of our total revenue was from outside the United States in 2022. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. To date, we have sold our products in a total of 59 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2022, we had 482 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 9 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2022, 2021 or 2020.

Our fully-owned subsidiary, Inogen Europe B.V. operates a European customer support site in the Netherlands. This site offers multi-lingual customer service and sales support to improve our European customer support at lower cost. Also in support of our European operations, we produce our Inogen One G3 and Inogen One G5 concentrators and perform related repair activities using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to service our European customers.

Customer support

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2022, we had a dedicated customer service team that was trained on our products, a clinical support team made up of licensed nurses or respiratory therapists, a patient intake team, an order intake team, and a dedicated billing services team. We provide our patients with a dedicated 24/7 hotline for which patients have direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever needed by the patient or the customer service representative. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, and safety with our products.

Third-party reimbursement

As a provider of home oxygen Inogen participates in the Medicare Part B, Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. For our rental revenue, we rely significantly on reimbursement from Medicare and private payors. Medicare reimbursement has historically been based on fixed fee schedules. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. Our sales and rental intake teams are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. We had 100 contracts as of December 31, 2022. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

Medicare and private insurance rentals represented 15.0% of our total revenue in 2022, up from 12.9% of our total revenue in 2021. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service and increased reimbursement rates.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2022, approximately 77.0% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 11.6% of our total revenue in the year ended December 31, 2022 and 10.6% in the year ended December 31, 2021.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We assemble the compressors, sieve beds, concentrators and certain manifolds in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. We typically enter into master service agreements for these components that specify quantity and quality requirements and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We expect to maintain our assembly operations for our products at our facilities in Texas and California. In 2022, we were focused on securing supply for components to make our products which included higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips), and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, stationary concentrators, columns, and some molded plastic components. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption, as we have seen from the production halt we implemented in early January 2022 through early February 2022. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, a continued reduction or halt in supply from one of these single-source suppliers, any dual-sourced suppliers or any other limited-source suppliers with similar sub-component suppliers could limit or prevent our ability to manufacture our products or devices until one or more sufficient replacement suppliers is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

We currently manufacture in two leased buildings in Plano, Texas and Goleta, California, that we have registered with the Food and Drug Administration (FDA) and maintain a Quality Management system for which we have obtained International Standards Organization (ISO) 13485 certification.

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

In 2020 and 2021, our contract manufacturer produced the vast majority of the Inogen One G3 concentrators required to support our European demand. Our contract manufacturer also began manufacturing the Inogen One G5 in January 2020 and produced the vast majority of the Inogen One G5 concentrators required to support our European demand in 2021 and 2022, which we expect to continue in 2023. Lastly, our contract manufacturer began repair services for the Inogen One product line in 2020 and repaired the majority of the Inogen One concentrators for our European customers. This has allowed us to continue to expand our manufacturing and repair capacity and redirect our U.S. manufacturing activities to focus on growth in the U.S. and on our largest volume products, the Inogen One G5 and the Inogen One G4.

As of December 31, 2022, we had 286 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. We use a combination of research and development staff along with third party resources to develop our products. As of December 31, 2022, our research and development staff included 28 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, non-invasive ventilation and manufacturing automation. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our existing products, as well as developing our next-generation oxygen concentrators. We have leveraged our seventy-two issued patents while also have historically reduced our overall POC system cost and intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements.

We have released seven products since 2004, including our Inogen One G1 in October 2004, our Inogen One G2 in March 2010, our Inogen One G3 in September 2012, our Inogen At Home system in October 2014, our Inogen One G4 in May 2016, and our Inogen One G5 in April 2019. In December 2022, we launched the Rove 6 in Europe, a new product that is not yet launched in the United States. We also launched the Inogen Connect platform in December 2018 in our direct-to-consumer channel and in February 2019 in our domestic business-to-business channel. Our pipeline and future innovation are informed by our Scientific Advisory Board and engagement with KOLs.

We continue to focus our efforts on design and functionality improvements that enhance patient quality of life and reduce service costs.

Competition

The long-term oxygen therapy market is a highly competitive industry. We compete with a number of manufacturers and distributors of portable oxygen concentrators, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. Some of our competitors are large, well-capitalized companies with greater resources and other advantages than we have.

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Gas Control Equipment (subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, and Belluscura. This is not an exhaustive list of competitors. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

Government regulation

Inogen One systems, Inogen At Home systems, and related accessories are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance.

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

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a “predicate device” which can be a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. The performance goal for FDA to make a decision is within 90 FDA Days (calculated as the number of calendar days between the date the 510(k) was “accepted” by the FDA for substantive review and date of a decision, excluding the days the submission was on hold for an Additional Information request). As a practical matter, clearance often takes significantly longer. The FDA must “accept” the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will either allow the submission of a De Novo application, or place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G3, Inogen One G4, and Inogen One G5 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. We obtained 510(k) clearance for the Rove 4 system on December 9, 2022.

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

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspections and audits by the FDA, certain other regulatory agencies and authorities and our notified body. We have been periodically audited by these organizations and none have identified any major observations with our manufacturing facilities or Good Manufacturing Policies (GMP). International sales of medical devices are subject to foreign government regulations and registration, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval/clearance, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2024. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. If we were found not to be in compliance with applicable state regulations regarding licensure requirements, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure or operating without a required state license may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we bill for Medicare reimbursement. Loss or suspension of our Medicare enrollment may also affect any Medicare competitive bidding program contracts we may apply for in the future. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all applicable state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state until compliance is achieved.

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

Federal False Claims Act

The Federal False Claims Act (as amended) provides that the federal government, and under certain circumstances a private party or whistleblower, may bring claims against a person who knowingly presents or causes to be presented a false or fraudulent request for payment to the federal government or uses a false statement or false record to get a claim approved. Violations of the False

Claims Act can result in penalties up to $0.02 million for each claim, plus three times the amount of damages that the federal government sustained. The Company is not aware of any pending claims against it under the False Claims Act.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.112 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

State fraud and abuse provisions

Many states have also adopted anti-kickback and self-referral laws similar and statutes similar to the False Claims Act that apply to DMEPOS suppliers regardless of the payor source, and violations of such laws could result in fines, penalties and restrictions on our ability to operate in these jurisdictions. The Company is not aware of any pending claims against it under such state laws.

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

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified Medicare or Medicaid overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability, and additional CMPs of $0.022 million for each item or service that is not reported and returned.

International regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is the European Commission, which has adopted numerous directives and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 13485 certification is a voluntary standard. Quality systems that implement relevant harmonized standards establish the presumption of conformity with the essential requirements for a CE Mark. We have the authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the European Union. Our ISO 13485 certification was issued on April 21, 2005, and our EC-Certificate was issued on March 16, 2007. We received European Medical Device Regulation on December 12, 2022.

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

Patents

As of December 31, 2022, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

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

Trademarks

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” our registered trademarks with the United States Patent and Trademark Office. We own pending trademark applications for the marks “INOGEN ROVE 4” and “INOGEN ROVE 6” in the United States. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Employees

As of December 31, 2022, we had 1,026 full and part-time employees worldwide, consisting of 491 employees in sales, marketing, clinical and client services, 286 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 218 employees in general administration and 31 employees in research and development. In addition, we had 59 temporary workers as of December 31, 2022, primarily in operations, to support spikes in demand. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

Employee culture

Inogen strives to instill a culture based on our foundational values of (1) We always do what's right, (2) Invest in people, and (3) Treat people right. This is activated through our five cultural pillars which are (1) Create Trust, (2) Inspire Initiative, (3) Achieve Together, (4) Invite Diversity, and (5) Make a Difference.

Additionally, all of our directors, officers, and employees are guided by our Code of Ethics and Conduct, which is published on the Investor Relations section of Inogen's website at: http://investor.inogen.com/. The Code of Ethics and Conduct summarizes the compliance and ethical standards we expect of our employees and directors, the procedures for a suspected breach, and the consequences of any substantiated breach. The Code of Ethics and Conduct also constitutes Inogen’s Code of Ethics and Conduct under US law and the NASDAQ exchange’s listing standards. It deals with conflicts of interest, confidential information, fair dealing with customers, suppliers, competitors, and healthcare professionals, and compliance with financial reporting, insider trading, and other financial market regulation.

Talent acquisition and development

We encourage Inogen employees to take advantage of learning opportunities and we provide financial support through a tuition reimbursement program to help employees complete their college education and be prepared for higher level positions. We are actively working toward a formal career planning program and building out both associate and leader learning curriculums.

Diversity, equity, inclusion, belonging and accessibility (DEIBA)

Diversity, equity, inclusion, belonging and accessibility are essential elements of Inogen’s business practices. We are committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that employees invest in their work represents a significant part of our culture as well as our reputation and achievements. We embrace employees’ diversity of background, experience, culture, and other characteristics that make employees unique. All employees are expected to exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and participative events. Our DEIBA Taskforce and Inclusion Ambassador network help guide these efforts through programming and feedback to build a community of psychological safety and inclusion. Internal communications and celebration are further proof points for our efforts as we routinely measure employee engagement in these categories.

Inogen is committed to compliance with all applicable federal and state laws prohibiting discrimination in employment and, therefore, does not discriminate against its employees or applicants based on any legally recognized “protected class”. We perform an annual affirmative action review by job role, and we have a process which identifies pay or promotion discrepancies and ensures that we are equitable in our actions and decisions. Even in the case of reductions in force adverse impact analyses are completed to objectively test and inform our decisions. Consistent with the Americans with Disabilities Act and similar state and local laws, we work with qualified employees and applicants with disabilities in order to identify and provide reasonable accommodations that can enable them to perform their jobs. Inogen’s equal employment opportunity philosophy applies to all aspects of employment with Inogen including recruiting, hiring, job assignment, training, promotion, job benefits, compensation, discipline, and dismissal. Inogen has implemented policies, procedures, and trainings to ensure that any reports of potential discrimination or harassment are appropriately investigated and corrected.

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

Geographic information

During the years ended December 31, 2022, 2021, and 2020, substantially all of our long-lived assets were located within the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years, although a partial return to normal seasonal trends was seen in 2021 and 2022. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2022, 2021, and 2020, the sales revenue in the second quarter accounted for 27.9%, 29.0% and 23.4%, respectively, and the sales revenue in the third quarter accounted for 28.3%, 26.0% and 23.8%, respectively, of our total sales revenue.

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

Information about our executive officers

The following table identifies certain information about our executive officers as of February 23, 2023.

Name	Age	Position
Nabil Shabshab	57	Chief Executive Officer, President, and Director
Kristin Caltrider	55	Executive Vice President, Chief Financial Officer and Corporate Treasurer
George Parr	52	Executive Vice President, Chief Commercial Officer
Dr. Stanislav Glezer	50	Executive Vice President, Chief Technology Officer
Jason Somer	55	Executive Vice President, General Counsel and Corporate Secretary
Bart Sanford (1)	57	Executive Vice President, Operations

(1) As disclosed in the Current Report on Form 8-K we filed with the SEC on February 10, 2023, Mr. Sanford will be separating from the Company on or before March 1, 2023.

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

Kristin Caltrider has served as our Executive Vice President, Chief Financial Officer, and Corporate Treasurer since March 2022. Ms. Caltrider previously served as the Vice President of Finance at Quidel Corporation, a manufacturer of medical diagnostic products, since June 2014. Prior to her time as Vice President of Finance, Ms. Caltrider held various other roles at Quidel Corporation from May 2007 to June 2014, including Vice President of Financial Planning and Analysis, Senior Director of Financial Planning and Analysis, and Director of Financial Planning and Analysis. Prior to Quidel, Ms. Caltrider served as a Director of Finance at Life Technologies Corporation, a biotechnology company, from September 2003 to May 2007. Ms. Caltrider holds an MBA from the University of San Diego and a B.A. in Business Administration from California Lutheran University.

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
•
the potential need to seek additional clearances or approvals for our products; and
•
potential FDA, state, or international regulatory enforcement action and other penalties.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Invacare Corporation, Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Gas Control Equipment (subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, and Belluscura. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the years ended December 31, 2022, 2021, and 2020, sales revenue to our top 10 customers accounted for approximately 30.5%, 27.4% and 29.0%, respectively, of our total revenue. Medicare's service reimbursement programs represented more than 10% of our total revenue for the years ended December 31, 2022 and 2021. One single customer represented more than 10% of our total revenue for the years ended December 31, 2020. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other home medical equipment providers and these providers have communicated to us that they continue to be subject to capital constraints. Moreover, in the second quarter of 2020 and continuing through the first quarter of 2021, we experienced a decline in total sales to business-to-business customers worldwide, which we believe was primarily due to the COVID-19 pandemic and related PHE. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases components required to manufacture and assemble our products are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers or limitation on availability could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.

We utilize single-source suppliers for some of the components and subassemblies we use in our Inogen One systems, and our Inogen At Home systems. For example, we have elected to source certain key components from single sources of supply, including our batteries, motors, valves, and some molded plastic components. Many of our products also utilize components that are available from a limited number of suppliers. Our dependence on single-source or limited-source suppliers of components may expose us to several risks, including, among other things:

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

We have experienced supply problems with one or more of our suppliers and may again experience supply problems in the future. For example, we saw supply chain disruptions in the second half of 2021 and 2022, and believe we may continue to see such disruptions in 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards. However, we recognize that there could be supply shortages for other components used in our products. While we have taken steps to attempt to mitigate the impact of potential supply shortages, the previously experience shortages have had and any future shortage may have a negative impact on our ability to manufacture products (including with respect to the production halt discussed below) as these chips are used across all of our portable oxygen concentrators in our batteries and printed circuit boards.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold in the third and fourth quarter of 2021 and 2022 even though we paid significant costs in the second half of 2021 and throughout 2022 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period. While we have seen improvement in semiconductors in the beginning of 2023, we expect availability issues to continue into 2023. In addition, the uncertainty related to COVID-19 extended lockdowns in China could further impact our operations in 2023 as it relates to manufacturing and finishing of semiconductors. As a result of the semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations from January 3, 2022 to February 7, 2022 and Foxconn, our Czech Republic-based original equipment manufacturer (OEM), suspended manufacturing due to the same supply constraints from January 3, 2022 to February 9, 2022. We have attempted to mitigate the impact through forward buying of critical components on the open market, but it has and could continue to negatively impact our ability to manufacture product, and we could be forced to slowdown or temporarily halt production again. This may mean that some of our customers have decided or may decide to seek other sources of products if we cannot meet their demand.

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

The ongoing conflict between Russia and Ukraine as well as implications of supply chain challenges may adversely affect our business and results of operations. It is not possible to predict the implications of this conflict, which could also include, without limitation, further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, increased threat of cyberattacks, supply shortages, and adverse effects on currency exchange rates and financial markets. The war in Ukraine has adversely affected some shipping pathways and we anticipate that this conflict may result in disruptions to our supply chain and shipping channels. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. A significant escalation or further expansion of the conflict's current scope or related disruptions to the supply chain could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to continue to enhance our existing products, develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $21.9 million, $16.6 million and $14.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer.

Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire, including for example the Rove 6 that we launched in Europe in December 2022, may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition and results of operations could be materially harmed.

Increases in our operating costs could have a material adverse effect on our business, financial condition and results of operations.

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid, and are likely to be set, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products, as these inflation adjustments are subject to annual approval outside of our control. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment has resulted in increased labor costs, which we saw in 2022 and expect to continue to see in 2023 as the labor market has tightened and there is increased competition for certain roles. As a result, increases in our operating costs including personnel-related costs could adversely affect our financial condition and results of operations.

An economic recession, downturn, period of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.

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

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, we previously experienced declines in total business-to-business demand during portions of the COVID-19 pandemic and related PHE, which we believe were due to these factors and other factors related to the COVID-19 pandemic and related PHE. Additionally, new variants of COVID-19 could prove to be deadlier or more transmittable, or the developed vaccines may be ineffective versus these new variants, which could result in further business disruptions that could negatively impact our business and financial results.

In addition, while we and our contract manufacturer have been able to keep our manufacturing facilities open during the COVID-19 pandemic and related PHE, there can be no assurance that we would be able to keep such facilities open indefinitely during a future public health emergency.

While the extent of the impact of the COVID-19 pandemic and related PHE on our business and financial results remains uncertain, we were negatively impacted by portions of the COVID-19 pandemic and related PHE and a continued or new public health crisis in the future could have a further material negative impact on our business, financial condition, and result of operations. Even after the COVID-19 pandemic and related PHE have subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in this Annual Report on Form 10-K may be heightened.

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. For example, our batteries and motherboards are sourced from a single source supplier, and sub-components of the battery are also sourced from single source suppliers. We are experiencing limited availability of certain semiconductor chip components for our Inogen One portable oxygen concentrators in both its batteries and printed circuit boards, and we do not have long-term supply contracts that would guarantee our supply during these periods of higher demand and lower availability of these sub-components. This has led to orders not being filled in a timely manner and a temporary production halt in the first quarter of 2022 and has led to increased costs for components and limited supply availability through 2022, which we expect to continue in 2023. For additional discussion of potential risks related to our inability to source components of our products, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

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
•
The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 9.2% as of December 31, 2022 and 8.0% as of December 31, 2021. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.
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
•
There have been significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impact oxygen therapy and other durable medical equipment. The CARES Act allows HHS to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020, included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. The PHE is currently scheduled to expire on May 11, 2023. The Coronavirus Preparedness and Response Supplemental Appropriations Act extended the 75/25 blended rates for all other non-competitively bid areas until December 31, 2023.
•
In May 2020, Congress eliminated the 2% Medicare sequestration payment reduction that applies to all Medicare providers and suppliers, due to the COVID-19 PHE, and Congress extended it until March 31, 2022. The sequestration payment reduction resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration having resumed on July 1, 2022.
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

•
In January 2021, CMS announced, for informational purposes only, the payment amounts that would have been effective for the competitive bidding round 2021 as part of its effort to increase transparency into the DMEPOS Competitive Bidding Program. As a reminder, the bids for oxygen were based on the Healthcare Common Procedure Coding System (HCPCS) code E1390, which is for stationary oxygen, and there were 130 regions bid. The simple average of the 2018 payment amounts for these regions for this code was $73.98. The simple average of the payment amounts for these regions for this code was $122.61, or an average increase of 65.7%. If CMS were to have implemented these rate changes, the simple average payment amounts in these regions for POCs (codes E1390 and E1392) would have been $157.60, which is significantly higher than the simple average payment amounts of $110.07 and $121.07 per month being paid as of January 1, 2021 and April 1, 2021 for these regions.
•
In September 2021, CMS published a Decision Memo which revised the Home Use of Oxygen national coverage determination and removed the national coverage determination for Home Oxygen Use to Treat Cluster Headaches. This will allow the Medicare Administrative Contractors to make coverage determinations regarding the use of home oxygen and oxygen equipment for cluster headaches. CMS also expanded patient access to oxygen and oxygen equipment in the home by allowing oxygen use for acute or short-term needs instead of limiting coverage to chronic hypoxemia, removed the requirements for alternative treatment measures before dispensing of oxygen therapy, and removed the limited list of conditions for which oxygen may be covered to respiratory-related diseases, to allow the physician flexibility to make that determination. In addition, CMS defined exercise more broadly to include functional performance of the patient and allow more flexibility on pulse oximetry readings to account for differences in skin pigmentation. Lastly, CMS reduced provider burden by removing the oxygen certificate of medical necessity requirement. We believe these changes will expand coverage for patients who would benefit from oxygen therapy, reduce administrative burdens, and give more decision-making authority on proper patient care to the physicians. CMS delayed the implementation date for the revised national coverage determination until January 3, 2023. However, we do not yet have visibility on the details of how the Medicare Administrative Contractors will change their coverage determinations.

These legislative provisions have had and may continue to have a material and/or adverse effect on our business, financial condition and results of operations.

On March 11, 2021, the American Rescue Plan Act of 2021 (ARP) became federal law. The ARP, among other things, increased spending without offsets to other federal programs. The Statutory Pay-as-You-Go (PAYGO) Act of 2010 requires deficit neutrality overall in the laws enacted by Congress and imposes automatic spending reductions at the end of the year if such laws increase the deficit when they are added together. Any legislation enacted after February 12, 2010, that affects direct spending and/or revenues is subject to Statutory PAYGO. The Congressional Budget Office previously estimated that a Statutory PAYGO sequester in fiscal year 2022 resulting from the ARP passage would cause a 4% reduction in Medicare spending. In December 2021, Congress deferred action on waiving Statutory PAYGO and has delayed implementation of this payment reduction until 2023. On December 29, 2022, the Consolidated Appropriations Act of 2022 (Pub. L.) was signed into law. Included in this law was a provision deferring for two years, until January 1, 2025, the Statutory PAYGO Medicare payment reductions. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Medicare’s service reimbursement programs accounted for 77.0%, 81.9% and 81.5% of rental revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and based on total revenue were 11.6%, 10.6% and 7.5% for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2022, approximately 77.0% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior six years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and sequestration adjustments, but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2023	$90.77	$44.49
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

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

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2023	$164.48	$50.44
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI) and sequestration adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE, which may not be in place for all of 2022. Once the Administration ends the COVID-19 PHE, the rates in these non-former CBAs, non-rural areas are expected to adjust down to the former CBA rates listed in the table above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2023	$125.41	$46.49
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 15.0% of our total revenue in the year ended December 31, 2022 and 10.6% in the year ended December 31, 2021.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2022 and December 31, 2021. Our capped patients as a percentage of total patients on service was approximately 9.2% as of December 31, 2022 and 8.0% as of December 31, 2021. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

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

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

The home medical equipment market is highly competitive and our products face significant competition from other well established manufacturers. Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have caused pricing pressures which have resulted in a consolidation trend in the home medical equipment industry as well as among the company's customers, including home healthcare providers. In the past, some of our competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, exclusion of products from or unfavorable position on provider formularies and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company's customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic sequestration reduction to several government programs. This includes aggregate reductions of Medicare reimbursements to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 unless additional Congressional action is taken. For example, a provision in the CARES Act and subsequent federal laws had paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through March 31, 2022. Starting April 1, 2022, and through June 30, 2022, there was a 1% sequestration reduction, and the full 2% sequestration reduction resumed on July 1, 2022. We expect that additional state and federal healthcare policy measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

State legislative bodies also have the right to enact legislation that would impact requirements of home medical equipment providers, including oxygen therapy providers. We regularly monitor developments in state requirements applicable to our business and their impact on our operations, products and access to patients. Some states have already enacted legislation that regulate in-state facilities. To the extent such legislation is enacted, it could result in increased administrative costs or otherwise exclude us from doing business in a particular state, which would adversely impact our business, financial condition and results of operations.

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

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2022, 2021 and 2020, approximately 15.0%, 12.9% and 9.2%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

We assemble our products at our facilities in Plano, Texas and Goleta, California and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities are in areas that have and may in the future be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, the COVID-19 pandemic and related PHE related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. Since 2018, our contract manufacturer has produced the vast majority of the concentrators required to support our European demand and we expect this to continue in 2023. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

Additionally, while we believe that our investments in the prescriber sales organization, especially through Ashfield, our contract sales organization, will enhance our growth in direct-to-consumer sales and rental revenue, it will take time for these sales representatives to be fully trained and ramped up to full productivity, and it will take time for the sales tools to be implemented across our existing prescriber sales representatives. To the extent that the sales tools being implemented, or the sales representatives hired either through us or Ashfield are not effective or our relationship with Ashfield was to terminate, or the number of sales representatives does not reach the number anticipated, it may negatively affect our future growth and results of operations.

We have also experienced increased demand for our products in certain markets in certain periods of time, particularly during portions of the COVID-19 pandemic. If such demand increases resume or recur and we are unable to meet such demand due to supply constraints or other limitations, we may lose market share to competitors or lose customers, which may negatively affect our financial condition and results of operations. Furthermore, if demand and sales increase, and we meet that increase through an increase in our business-to-business sales mix, it may negatively impact our gross margin as HME provider purchases have a significantly lower average selling price that direct-to-consumer purchases.

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

For example, as part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019. We made certain assumptions relating to the New Aera acquisition, which assumptions have proven to be inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating costs, and general economic and business conditions that adversely affected the combined company following the acquisition. On December 19, 2022, we determined to dispose of the technology intangible assets previously acquired from New Aera related to the TAV technology by ceasing development of such assets and abandoning the TAV program (the “Disposal Determination”). We made the Disposal Determination based on our assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within our existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved HCPCS code process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable.

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label partners and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two single customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $22.6 million and $9.9 million, respectively, as of December 31, 2022, and one single customer and Medicare each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $5.9 million and $2.7 million, respectively, as of December 31, 2021. Challenging economic conditions, including those associated with the recent recessionary effects and inflationary pressure, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by potential worsening global economic conditions or the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the COVID-19 pandemic and related PHE, the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China or other events affecting the United States or global economy. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2022, 2021 and 2020, approximately 26.8%, 22.2% and 20.1%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy and data protection regulations, such as the European Union General Data Protection Regulation (GDPR), labor laws, and anti-competition regulations;
•
export or import delays and restrictions;
•
obtaining and maintaining regulatory clearances, approvals and certifications;
•
laws and business practices favoring local companies;
•
difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
unstable economic, political, and regulatory conditions, including as a result of recessionary effects or inflationary pressures;
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

In addition, adverse consequences concerning the United Kingdom's exit from the European Union (Brexit) or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

For example, for the years ended December 31, 2022 and 2021, we experienced net foreign currency losses of $0.8 million and $0.7 million, respectively, and for the year ended December 31, 2020 we experienced a net foreign currency gain of $0.6 million. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2022. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the notes in our consolidated financial statements in this Annual Report on Form 10-K.

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

Failure to comply with anti-bribery, and anti-corruption, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States and anti-money-laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than fifty-nine countries around the world where we have conducted activities and have sold our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private-sector.

We leverage various third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners, and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners and third-party intermediaries, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of our policies and applicable law, for which we have to defend ourselves and may be ultimately held responsible.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, and while we provide training to all employees, including management, to ensure compliance with the FCPA and other applicable anti-bribery and anti-corruption laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, settlements, prosecutions, enforcement action, fines, damages, loss of export privileges and suspension or debarment from government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any allegation, enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We rely on information technology networks and systems, certain of which are operated by third parties on which we rely, to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate and otherwise operate our business; and to communicate within our company and with customers, suppliers, partners and other third parties. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, ransomware, and other malware, cybersecurity risks, data security incidents, telecommunication failures, user errors or catastrophic events. Like other companies, we have experienced data security incidents before.

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

If our information technology networks and systems or those provided by our third-party service providers and vendors suffer unauthorized access, severe damage, disruption or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and other proceedings and our business could be negatively affected. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including protected health information), and data loss, corruption, unavailability, or other unauthorized processing. There is no assurance that we will not experience service interruptions, security breaches, cybersecurity risks and data security incidents, or other information technology failures, whether suffered by us or third parties on which we rely, in the future.

Due to the COVID-19 pandemic and related PHE, we allowed an increased number of employees to work remotely, and we continue to do so and expect that this hybrid model of work will continue. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information or failure to comply with regulatory or contractual obligations with respect to such information, or the perception that any of these has occurred, could result in legal claims and proceedings, initiated by private parties, investigations or other proceedings by regulatory authorities, and liability or regulatory penalties, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could adversely affect our results of operations.

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

Increasing data privacy and data protection regulations could impact our business and expose us to increased liability.

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. In addition, we are required under the GDPR to respond to customers' Subject Access Reports (SARs) within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could adversely affect our business, financial condition and results of operations. Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, and any such event, or the perception it has occurred, may result in claims and litigation by private parties, investigations and other proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy and data protection becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

Following the GDPR, a number of states in the U.S. have introduced, and in certain cases enacted, privacy legislation imposing operational requirements on U.S. companies similar to the requirements reflected in the GDPR. For example, California has passed the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, California voters recently passed the California Privacy Rights Act (CPRA), which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut enacted similar legislation. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Aspects of these laws, and their interpretation and enforcement, remain uncertain. Their effects potentially are far-reaching and may restrict our ability to use personal information in connection with our business operations, require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Congress also is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

In particular, due to the COVID-19 pandemic and related PHE, we have seen a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in 2020, 2021 and 2022 that we have seen in prior years. As more HME providers adopt POCs in their businesses, we expect that this could change our historical seasonality in the domestic business-to-business channel as well, which was previously influenced mainly by consumer buying patterns. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. We have experienced significant revenue growth in the past, but we may not achieve similar growth rates, profit margins and/or net income (loss) in future periods.

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

We operate in multiple taxing jurisdictions and certain revenue streams may be subject to sales and use tax. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to taxability of our revenue also materially impact our sales and use tax liabilities. We believe that our sales of concentrators and accessories may be subject to sales and use tax in certain states, but that there are exemptions from sales and use tax in most states. There can be no assurance, however, that these states would agree with our position and we may be subject to an audit that may not be resolved in our favor. Such an audit could be expensive and time-consuming and result in substantial management distraction. If the matter were to be resolved in a manner adverse to us, it could have a material adverse effect on our results of operations and financial condition.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, limitations under federal or state law could impact our ability to use our deferred tax assets. Finally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 6 – Income taxes in the notes of our consolidated financial statements in this Annual Report on Form 10-K for additional information and factors that could impact the Company’s ability to realize the deferred tax assets.

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

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax law or tax rulings, or changes in interpretations of existing law, could adversely affect our financial condition and results of operations. For example, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. The Inflation Reduction Act of 2022 imposed a 1% excise tax on certain repurchases of stock. Such changes may have a significant impact on our deferred tax assets, income tax provision and effective tax rate. Proposed legislation before the Administration and Congress may make further changes to the U.S. tax law. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. Changes to existing tax law in the U.S. or other foreign jurisdictions could adversely affect our financial condition and results of operations.

The Medicare Fee-For-Service (FFS) sequestration reduction has and may continue to negatively affect our revenue and profits.

Medicare FFS claims with dates of service on or after April 1, 2013 are subject to a 2% sequestration reduction in Medicare payments, including claims for DMEPOS, including in competitive bidding areas. The claims payment adjustment is applied to all claims after determining co-insurance, any applicable deductible, and any applicable Medicare secondary payment adjustments. These reductions are included in rental revenue adjustments. This sequestration reduction was scheduled to continue until further notice. However, a provision in the CARES Act temporarily paused the 2% Medicare sequestration reduction for claims dated from May 1, 2020 through December 31, 2020 and the CARES Act also extended the end date of the Medicare sequestration reduction by one year, through 2030, in order to offset the 2020 suspension. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 and extended the suspension period to March 31, 2021. U.S. House of Representatives bill H.R. 1868 was signed into law on April 14, 2021 and extended the suspension period to December 31, 2021, but increased the fiscal year 2030 sequestration cuts. In December 2021 through the Protecting Medicare and American Farmers from Sequester Cuts Act, the 2% Medicare sequestration benefit that was set to expire December 31, 2021 was extended through March 31, 2022. The sequestration then resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, with the full 2% Medicare sequestration then resumed effective July 1, 2022.

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

In December 2021, the FDA issued the draft Transition Plan for Medical Devices That Fall Within Enforcement Policies Issued During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency (the “Transition Plan”) for public comment which, among other things, proposes a 180-day transition period for manufacturers to submit permanent marketing applications (e.g., 510(k) clearance, de novo classification or PMA) prior to the date that an enforcement discretion policy terminates. After the 180 days, a manufacturer may continue to market its device while the application is pending, provided that the FDA has accepted the application for substantive review prior to the end of the 180-day period. Manufacturers will be expected to comply with all regulatory requirements at the end of the 180-day period, even if their marketing applications are still pending. The final Transition Plan ultimately published by the FDA may deviate, potentially significantly, from the draft Transition Plan and it is therefore impossible to know exactly how the final Transition Plan will impact our business and regulatory compliance requirements.

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
•
criminal prosecution.

For example, our devices are labeled with a 5-year product life duration and we and our distributors, in some instances, have provided serviced devices after their useful life duration to rental patients in the United States and internationally, or conducted repairs on such devices for the patients who have purchased them. We have taken measures to confirm that continued use of such units was not reported to have created an undue safety risk to patients and is not associated with increased product quality concerns, but there can be no assurance that the risk profile of the devices will not change or that governmental regulatory authorities could not view the practice as a violation of applicable regulations under certain circumstances resulting in adverse regulatory or enforcement action, exposing us to potential fines and other penalties or litigation related to government insurance reimbursement, or warranty or product liability, claims. In such event, our ability to effectively manufacture, market and sell our products could be impaired.

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

The primary regulatory body in Europe is the European Commission, which includes most of the major countries in Europe. The European Commission has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices and assesses whether devices can be commercially distributed throughout Europe based on the class of the product, and typically, a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. The EU MDR does not apply in Great Britain (England, Scotland and Wales) and the commercialization of medical devices in that territory must comply with rules set out in domestic legislation including the UK Medical Devices Regulations 2002. Devices that are validly CE marked under the EU regime or UK Conformity Assessed (UKCA) marked under the UK Medical Devices Regulations 2002 may be placed on the market or put into service in Great Britain. Devices such as portable oxygen concentrators require third-party assessment by a UK approved body, which is an independent organization designated by the UK Medicines and Healthcare products Regulatory Agency (MHRA) to conduct the conformity assessment. The commercialization of medical devices in the UK are also subject to additional national requirements (e.g. registration and where the manufacturer is not established in the UK, the appointment of a UK Responsible Person).

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 26.8%, 22.2% and 20.1% of our total revenue was from sales outside of the United States for the years ended December 31, 2022, 2021, and 2020, respectively. We have sold our products in multiple international countries and overseas regions outside of the United States through our wholly owned subsidiary, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we are required to obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European

Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, devices must be validly CE marked in accordance with the European Medical Device Regulation (MDR) or, if validly CE marked under the Medical Device Directive (MDD) (or AIMDD), meet the requirements of the MDR's transitional arrangements in order to be placed on the market. Devices that do not satisfy either of these requirements cannot be placed on the market or put into service in the EU or EEA, subject to limited exceptions.

The conformity assessment certificate under the MDD for Inogen's devices expired on May 18, 2022. The conformity assessment certification under the EU Medical Devices Regulation was issued by our notified body for our Inogen One G4 and Rove 6, the updated version of its Inogen One G5 portable oxygen concentrators, on December 12, 2022. We have authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the EU and EEA. Inogen obtained its United Kingdom Conformity Assessed (UKCA) certificate covering the G4, G5 and Inogen at Home oxygen concentrators on April 27, 2022, which allowed Inogen to affix a UKCA mark to these devices and market them in Great Britain.

The foreign regulatory approval process, including with respect to MDR and other jurisdictions, includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products or fail to comply with the applicable regulatory requirements in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

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

Our promotional materials and training methods are required to comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use that is either false or misleading, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse effect on our reputation and results of operations.

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and implementing regulations could result in significant penalties.

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of protected health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law in 2009, makes certain of HIPAA’s privacy and security standards directly applicable to covered entities’ business associates. Both covered entities and business associates are subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards under HIPAA.

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

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The Federal False Claims Act allows any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statute) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under this federal law may include civil monetary penalties, exclusion from federal and state healthcare programs, criminal fines and imprisonment. In addition, the Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim that items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. The majority of states also have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or in several states, apply regardless of payor. Penalties under these state laws can be comparable to those under their federal equivalents.

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

The Federal Civil Monetary Penalties Law grants authority to the HHS Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. This is commonly known as a beneficiary inducement. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, including the safe harbor regulation for discounts, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.025 million (subject to annual adjustment for inflation) for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on May 9, 2022 sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after May 9, 2022, if the violation occurred on or after November 2, 2015.

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

As of December 31, 2022, we have twenty-four pending U.S. and international patent applications, fifty-one issued U.S. patents, and twenty-one issued foreign patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office. We own pending trademark applications in the United States for the marks “INOGEN ROVE 4” and “INOGEN ROVE 6”. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules enforced by the Public Companies Oversight Board (PCAOB) subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement and maintain corporate governance practices and comply with reporting requirements.

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

As of December 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 48.7% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we lease approximately 51,000 square feet of manufacturing and office space at our corporate headquarters in Goleta, California under a lease that expires in March 2030; approximately 154,000 square feet of manufacturing and office space in Plano, Texas under a lease that expires in April 2031; and approximately 94,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; Aurora, Colorado; and Breukelen in the Netherlands with lease terms of 3 years. We also own land and office space in Manitowoc, Wisconsin. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from December 31, 2017 to December 31, 2022. This graph assumes an investment of $100 on December 31, 2017 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Inogen, Inc.
S & P Healthcare Equipment & Supplies^(1)
Russell 2000^(2)
NASDAQ Composite^(3)

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Inogen, Inc.	$100.00	$150.64	$82.32	$53.34	$40.52	$23.91
S & P Healthcare Equipment & Supplies^(1)	100.00	108.80	132.36	176.18	183.70	139.58
Russell 2000^(2)	100.00	87.82	108.38	128.95	146.45	114.70
NASDAQ Composite^(3)	100.00	96.12	129.59	186.43	228.03	151.61

(1)
The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)
The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)
The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 17, 2023, there were 12 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
•
Recent accounting pronouncements
•
Macroeconomic environment and COVID-19 pandemic
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

We elected to apply the practical expedient in accordance with Accounting Standards Codification (ASC) 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component. We do not expect any revenue to be recognized over a multi-year period with the exception of revenue related to lifetime warranties.

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

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Accounts receivables are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although product was delivered and revenue was earned. Upon determination that an account is uncollectable, it is written-off and charged to the allowance. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. As a result of the TAV technology intangible asset disposal, a quantitative analysis was required to be performed as of December 31, 2022 and concluded that there was no impairment. A quantitative analysis was not required to be performed as of December 31, 2021.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology and customer relationship intangibles are amortized using the straight-line method.

Recent accounting pronouncements

Refer to Note 2 – Summary of significant accounting policies of the audited consolidated notes included in Part IV, Item 16, "Form 10-K Summary" in this Annual Report on Form 10-K for further discussion.

Macroeconomic environment and COVID-19 pandemic

The global economy is experiencing increased inflationary pressures in part due to global supply chain disruptions, labor shortages and other impacts of the COVID-19 pandemic and current macroeconomic environment. The macroeconomic environment has had significant and potentially will continue to have unexpected adverse effects on businesses and healthcare institutions around the world and has and may continue to negatively impact our consolidated operating results. Higher interest rates and capital costs and increased shipping costs are expected to impact demand for our products while the potential for continued supply chain disruptions and inflationary impact on material, labor and logistics could increase our cost of operations.

Despite the COVID-19 pandemic and related PHE adverse impacts to direct-to-consumer sales, we experienced increased rental setups in the second quarter of 2020 through the third quarter of 2022, which we believe was partially due to Medicare and commercial payors reducing some of the administrative burden for oxygen therapy as well as our focus on the prescriber initiative in the rental channel of the business. We believe these factors will continue to contribute to increased rental setups during the remainder of the COVID-19 pandemic and related PHE. We have also seen increased reimbursement rates in some areas for Medicare beneficiaries, which have contributed to the increased rental revenue during the COVID-19 pandemic and related PHE and are expected to continue to do so for the remainder of the COVID-19 pandemic and related PHE.

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

We have seen reduced semiconductor chip availability in 2021 and 2022, which has impacted our ability to produce and sell systems and batteries. While we have seen improvement in the supply of semiconductors, we expect availability issues to continue into 2023. In addition, the uncertainty related to COVID-19 extended lockdowns in China could further impact our operations in 2023 as it relates to manufacturing and finishing of semiconductors. We have attempted to mitigate the impact through forward buying of critical components on the open market, but it has and could continue to negatively impact our ability to manufacture product, and we could be forced to slowdown or temporarily halt production again. We are continuing to focus our mitigation efforts on product redesign, seeking increased commitments on supply and shipment dates from our regular suppliers, sourcing from the open semiconductor channel, and using appropriate pricing actions such as price increases, to help offset some of the increased cost.

We saw inflated costs related to the acquisition of semiconductor chips begin to negatively impact our cost of goods sold in the second half of 2021 and into 2022, and we expect this to continue to impact our cost of goods sold into 2023. We incurred significant costs in the second half of 2021 and 2022 associated with acquiring chips on the open market and a portion of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. Additionally, we are seeing cost inflation for other components used in our products.

Due to semiconductor chip shortages, we temporarily suspended manufacturing operations at our Texas and California locations as well as Foxconn, our Czech Republic-based OEM, beginning January 3, 2022 until early February 2022 when we resumed production and restarted our manufacturing operations at all three locations. While we have been able to restart manufacturing operations at all locations, we are still seeing challenges in terms of available supply and we believe the supply shortages continue to represent an increased risk to the business into 2023.

Additionally, we have experienced, along with companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue through 2023. These challenges may negatively affect our ability to grow our business and keep our best employees or could increase our cost of operations. In response, we have implemented more flexible workplace requirements for certain roles, including remote workplace opportunities, but we still expect to be challenged by the macro-economic employment environment.

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of innovative portable oxygen concentrators (POCs) is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of December 31, 2022, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products have been sold in 59 countries around the world through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

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

To accomplish this goal and to grow our revenue, we intend to:

•
Optimize our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We launched a prescriber sales force initiative in February 2022 to market directly to physicians, gaining the prescription at initiation and maximizing the number of months of billing for long-term oxygen treatment (LTOT). Also, as part of our growth plans, we expect to continue to expand sales capacity by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.
•
Expand our domestic direct-to-consumer marketing efficiently and optimize pricing. We have maintained our marketing efforts to continue to drive patient awareness of our products and patient inquiries about their ability to switch from their current oxygen products to our technology as the patient becomes dissatisfied with their current modality. We plan to optimize marketing spend to drive consumer and physician awareness of our products in 2023. We raised prices as of September 1, 2021 and March 1, 2022 to partially offset rising product costs.
•
Expand our rental revenues. We are evolving our operating model to focus the enhanced prescriber sales team on rental opportunities with our direct-to-consumer sales team focusing mainly on sales. We believe the new specialized operating model will drive higher rental setups as we expand prescriber and payor awareness of our products and services.
•
Expand our domestic HME provider and reseller sales. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model. Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with hypoxemia, which in some cases may be caused or exacerbated by COVID-19.

However, in spite of the increased demand associated with the use of supplemental oxygen to treat COVID-19, starting in the third quarter of 2021 through the second quarter of 2022, we have seen supply constraints associated with the semiconductor chip shortage that led to a significant decline in this channel, specifically in the first quarter of 2022 as we were forced to temporarily halt production from early January 2022 to early February 2022 due to these supply constraints. We were able to fulfill a large portion of the demand backlog beginning in the third quarter of 2022 and into the fourth quarter of 2022 and expect a return to normalized demand in the first half of 2023.

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

Inogen products were commercialized in the European Union and United Kingdom under Medical Device Directive (MDD) certificates, which expired on May 18, 2022. Due to the expected reduced availability in the second half of 2022 due to the delay in obtaining certification under the MDR, we placed intentional focus on fulfilling European orders in our international business-to-business sales channel until May 18, 2022 when the MDD certificates expired until we obtained the necessary certificate(s) under the MDR. Derogation requests were also filed in a number of EU countries as a precautionary measure in anticipation of a possible delay in the event the supply of the G4 and G5 devices became limited after May 18, 2022. France granted permission in June 2022 for continuous commercialization of G4 and G5 POCs under MDR Articles 94/97 until the end of October 2022, which was extended to March 31, 2023. Permission under Articles 94/97 MDR was also granted by Portugal. Austria and Denmark granted derogations under Article 59 MDR. The conformity assessment certification under the EU Medical Devices Regulation was issued by our notified body for our Inogen One G4 and Rove 6, the updated version of its Inogen One G5 portable oxygen concentrators, on December 12, 2022. We have authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the EU and EEA. Inogen obtained its United Kingdom Conformity Assessed (UKCA) certificate covering the G4, G5 and Inogen at Home oxygen concentrators on April 27, 2022, which allowed Inogen to affix a UKCA mark to these devices and market them in Great Britain.

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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $21.9 million, $16.6 million and $14.1 million in 2022, 2021 and 2020, respectively, in research and development costs, and we intend to continue to make such investments in the foreseeable future.

With EU MDR certification in December 2022, we launched Rove 6, our latest portable oxygen concentrator. We have also announced U.S. Food and Drug Administration 510(K) clearance for Rove 4 that will be launched in 2023. We launched the Inogen One G5 in 2019. The Inogen One G5 weighs 4.7 pounds and produces 1,260 ml per minute of oxygen output, with very quiet operation at 38 dBA and our longest battery life at 6.5 hours for a single battery and up to 13 hours for a double battery. We estimate that the Inogen One G5 is suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs. The Inogen

One G5 represented more than 84% of total domestic POC units sold in the twelve months ended December 31, 2022, showing the strong demand for this product from both patients and providers.

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

•
Expand our product offerings. We are primarily focused on expanding new products that drive benefits to patients, prescribers and our customers with a clinically-relevant pipeline. These products would include innovations that strengthen our offerings in COPD, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced portable oxygen concentrations with digital health value added services, broader use for hypercapnia and shortness-of-breath, and expansion to other related disease indications. We are also committed to pursuing complementary acquisition opportunities to strengthen our technology, product offerings, and channel access.

We have been developing and refining the manufacturing of our Inogen One systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, concentrators and certain manifolds were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high volume products and perform product repairs to improve delivery to our European accounts. In 2022, we focused on securing supply for components to make our products in spite of the higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips), and increasing the robustness of our supply chain to reduce potential component constraints as we made efforts to grow our business.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the years ended December 31, 2022, 2021 and 2020, approximately 26.8%, 22.2% and 20.1%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 70.9%, 74.1% and 73.6% of the non-U.S. revenue for the years ended December 31, 2022, 2021 and 2020, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 59 international countries and overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our portable oxygen concentrators, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, hiring additional sales representatives directly or through our contract sales organization, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to the COVID-19 pandemic and related PHE, HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

Our direct-to-consumer sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are secured. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a minimal processing and handling fee. Approximately 6-10% of consumers who purchase a system return the system during this 30-day return period.

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner, and resellers who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage or reimbursement rates, business restructuring activities toward a non-delivery model, capital constraints, and overall changes in the net oxygen therapy patient populations, and is presently being impacted by the COVID-19 pandemic and related PHE. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 170,500 systems in 2022, 175,800 systems in 2021 and 178,900 systems in 2020. The decline over the past two years was primarily caused by supply chain constraints, the delay in EU MDR approval, and the temporary suspension of manufacturing at all three locations in the first quarter of 2022.

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

Rental revenue increased in 2022 compared to 2021, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the risk factor entitled “The competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors could negatively affect our business and financial condition.”. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

A portion of rental patient population includes a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. This capped period begins after month 36 and continues until month 60. The ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increase. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the post-36 month capped rental period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 45,600, 42,900 and 32,200 oxygen rental patients as of December 31, 2022, 2021 and 2020, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K. For the years ended December 31, 2022, 2021 and 2020, approximately 77.0%, 81.9% and 81.5%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we typically experience higher total sales in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. In particular, due to the COVID-19 pandemic and related PHE, we have seen and expect to continue to see a disruption in our normal seasonal trends due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, and we did not see the typical seasonal increases in direct-to-consumer sales in 2020 that we have seen in prior years, although a partial return to normal seasonal trends was seen in 2021 and 2022. Additionally, as more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter. For the years ended December 31, 2022, 2021, and 2020, the sales revenue in the second quarter accounted for 27.9%, 29.0% and 23.4%, respectively, and the sales revenue in the third quarter accounted for 28.3%, 26.0% and 23.8%, respectively, of our total sales revenue.

In particular, due to the COVID-19 pandemic and related PHE, we have seen a disruption in our normal seasonal trends, as, due to the mandates and behaviors emanating from the COVID-19 pandemic and related PHE, including shelter-in-place orders, reduced travel, and lower consumer confidence, we did not see the typical seasonal increases in direct-to-consumer sales in 2020, 2021 and 2022 that we have seen in prior years. As more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive loss.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate based on revenue channel mix, as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue in 2023. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in 2022, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the prescriber sales team, secure additional insurance contracts, and increase new rental setups. In addition, for the duration of the COVID-19 PHE, we expect to benefit from higher Medicare reimbursement rates and reduced administrative requirements for oxygen therapy enacted due to the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

Supply chain disruptions began negatively impacting our cost of sales revenue starting in the third quarter of 2021 and are expected to continue to do so through 2023. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs. In addition to the semiconductor chip limitations, we are continuing to see supply chain constraints for other components used in our products. We expect this to have an increased impact on our material costs into 2023 until supply and demand get closer to equilibrium.

Recent United States policies related to global trade and tariffs may also increase our average unit cost. The current economic environment has introduced greater uncertainty with respect to potential trade regulations, including changes to United States policies related to global trade and tariffs. We continue to monitor the Section 301 tariffs being imposed by the United States on certain imported Chinese materials and products in addition to potential retaliatory responses from other nations. In 2021 and 2022, the impact of the China tariffs on our financial results was minimal as we have received some exemptions, negotiated cost sharing and price reductions with suppliers, and re-allocated purchases. Assuming the Chinese tariffs stay at the current levels, we currently expect the overall financial impact to our business to be minimal to the average unit cost for 2023.

For these reasons, we expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, and changes in average selling prices and manufacturing cost per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense, consumable disposables, logistics costs and service costs for rental patients, including rework costs, material, labor, and freight.

Rental gross margin percentage could fluctuate due to changes in depreciation expense, cost to service and maintain the rental fleet as well as the percentage of patients on service in the capped period.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits and stock-based compensation for research and development, engineering, and medical affairs employees. It also includes facility costs, laboratory supplies, product development materials, consulting fees, clinical studies costs, and testing costs for new product launches as well as enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on development and commercialization of new and existing products.

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

We continue to recruit to add new sales representatives, while maintaining our hiring standards. Going forward, our plan is to optimize our sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect to continue to invest in sales and marketing expense in future periods, including our sales and sales support team which includes our prescriber sales team, increasing our rental infrastructure, and rising patient support costs as our patient and customer base increases.

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

Loss on disposal of intangible asset

Our loss on disposal of intangible asset consists of the disposal of intangible assets, fixed assets, construction in process and inventories in accordance with ASC 360-10 —Long-lived assets.

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

Results of operations

Comparison of years ended December 31, 2022 and 2021

Revenue

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales revenue	$320,549	$311,730	$8,819	2.8%	85.0%	87.1%
Rental revenue	56,692	46,273	10,419	22.5%	15.0%	12.9%
Total revenue	$377,241	$358,003	$19,238	5.4%	100.0%	100.0%

Sales revenue increased $8.8 million for the year ended December 31, 2022 from the year ended December 31, 2021, or an increase of 2.8% from the comparable year. The increase was primarily attributable to an increase in international business-to-business sales, partially offset by lower domestic business-to-business and direct-to-consumer sales. We sold approximately 170,500 oxygen systems during the year ended December 31, 2022 compared to approximately 175,800 oxygen systems sold during the year ended December 31, 2021, a decrease of 3.0%. The decrease in the number of systems sold resulted primarily due to supply chain constraints.

Rental revenue increased $10.4 million for the year ended December 31, 2022 from the year ended December 31, 2021, or an increase of 22.5% from the comparable year. The increase in rental revenue was primarily related to higher rental patients on service, higher percentage of billable patients and higher Medicare reimbursement rates.

(amounts in thousands)	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
Revenue by region and category	2022	2021	$	%	2022	2021
Business-to-business domestic sales	$86,049	$91,371	$(5,322)	-5.8%	22.8%	25.5%
Business-to-business international sales	101,163	79,460	21,703	27.3%	26.8%	22.2%
Direct-to-consumer domestic sales	133,337	140,899	(7,562)	-5.4%	35.4%	39.4%
Direct-to-consumer domestic rentals	56,692	46,273	10,419	22.5%	15.0%	12.9%
Total revenue	$377,241	$358,003	$19,238	5.4%	100.0%	100.0%

Domestic business-to-business sales decreased 5.8% for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the supply chain constraints that limited our ability to meet all customer demand during the first half of 2022, partially offset by improved average selling prices.

International business-to-business sales increased 27.3% for the year ended December 31, 2022 compared to the year ended December 31, 2021, mostly driven by increased average selling prices and improved demand primarily in Europe as we placed intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the year ended December 31, 2022, sales in Europe as a percentage of total international sales revenue increased slightly to 86.9% versus 86.8% in the comparative period in 2021.

Domestic direct-to-consumer sales decreased 5.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower sales representative headcount and an increased percentage of non-tenured sales representatives, partially offset by increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 22.5% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2022.

Cost of revenue and gross profit

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Cost of sales revenue	$197,805	$161,824	$35,981	22.2%	52.5%	45.2%
Cost of rental revenue	25,903	19,696	6,207	31.5%	6.8%	5.5%
Total cost of revenue	$223,708	$181,520	$42,188	23.2%	59.3%	50.7%

Gross profit - sales revenue	$122,744	$149,906	$(27,162)	-18.1%	32.5%	41.9%
Gross profit - rental revenue	30,789	26,577	4,212	15.8%	8.2%	7.4%
Total gross profit	$153,533	$176,483	$(22,950)	-13.0%	40.7%	49.3%

Gross margin percentage - sales revenue	38.3%	48.1%
Gross margin percentage - rental revenue	54.3%	57.4%
Total gross margin percentage	40.7%	49.3%

Cost of sales revenue increased $36.0 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 22.2% from the comparable year. The largest driver of increased cost was premiums paid for components used to manufacture our batteries and motherboards used in our POCs. The year ended December 31, 2022 included $23.8 million of higher material costs associated with open-market purchases of semiconductor chips used in our batteries and POCs. Additionally, we experienced higher material and warranty cost per unit and increased labor and overhead costs per unit caused by lower labor and overhead absorption, partially due to the temporary manufacturing shutdown in early 2022.

Cost of rental revenue increased $6.2 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 31.5% from the comparable year. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation expense, loss on rental units, and servicing costs per patient on service. Cost of rental revenue included $11.1 million of rental asset depreciation for the year ended December 31, 2022 compared to $8.9 million for the year ended December 31, 2021.

Gross margin on sales revenue decreased to 38.3% for the year ended December 31, 2022 from 48.1% for the year ended December 31, 2021. The decrease was primarily due to higher material, warranty, labor and overhead costs as discussed above. Additionally, unfavorable channel mix contributed to the margin compression. Total worldwide business-to-business sales revenue accounted for 58.4% of total sales revenue in the year ended December 31, 2022 versus 54.8% in the year ended December 31, 2021. The decrease was partially offset by higher average selling prices.

Rental revenue gross margin percentage decreased to 54.3% for the year ended December 31, 2022 from 57.4% for the year ended December 31, 2021, primarily due to higher depreciation expense, loss on rental units, and higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Research and development expense	$21,943	$16,576	$5,367	32.4%	5.8%	4.6%

Research and development expense increased $5.4 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 32.4% over the comparable period, primarily due to a $4.0 million increase in product development expenses and a $1.1 million increase in personnel-related expenses.

Sales and marketing expense

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Sales and marketing expense	$120,767	$112,815	$7,952	7.0%	32.0%	31.5%

Sales and marketing expense increased $8.0 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 7.0% from the comparable period, due to an increase of $8.3 million of consulting fees, mainly for the deployment of the prescriber sales team, $3.8 million in professional fees and licenses, partially offset by a decrease in personnel-related expenses of $2.2 million and $1.9 million of media and advertising costs. In the year ended December 31, 2022, we spent $33.3 million in media and advertising costs versus $35.2 million in the comparative period in 2021.

General and administrative expense

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
General and administrative expense	$43,905	$37,852	$6,053	16.0%	11.6%	10.6%

General and administrative expense increased $6.1 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 16.0% from the comparable period. The increase was primarily attributable to a $6.4 million increase in personnel-related expenses, $0.9 million in consulting fees, $0.9 million in legal fees, and $0.8 million in dues, fees and licenses. These increases were partially offset by a $3.8 million increase in the benefit from the change in the fair value of the New Aera earnout liability and a $0.6 million decrease in officer transition costs.

Loss on disposal of intangible asset

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Loss on disposal of intangible asset	$52,161	$—	$52,161	100.0%	13.8%	0.0%

Loss on disposal of intangible asset increased $52.2 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 100.0% from the comparable period. On December 19, 2022, we disposed of the technology intangible asset previously acquired from New Aera related to the TAV technology by ceasing development of such asset and abandoning the asset.

Other income (expense)

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Interest income	$2,837	$129	$2,708	2099.2%	0.7%	0.0%
Other expense	(862)	(710)	(152)	21.4%	-0.2%	-0.2%
Total other income (expense), net	$1,975	$(581)	$2,556	439.9%	0.5%	-0.2%

Total other income (expense), net increased $2.6 million for the year ended December 31, 2022 from the year ended December 31, 2021, an increase of 439.9% from the comparable period, primarily attributable to an increase of $2.7 million in interest income due to the higher interest rate environment, partially offset by an increase of $0.2 million in net foreign currency losses.

Income tax expense

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Income tax expense	$504	$14,992	$(14,488)	-96.6%	0.1%	4.2%
Effective income tax rate	-0.6%	173.1%

Income tax expense decreased $14.5 million for the year ended December 31, 2022 from the year ended December 31, 2021, primarily resulting from the recording of a valuation allowance on the use of deferred tax assets in the prior period. Income taxes for the year ended December 31, 2022, were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the year ended December 31, 2022 decreased compared to the year ended December 31, 2021, primarily due to the recording of a valuation allowance on the use of deferred tax assets in the prior period.

Net loss

	Years ended December 31,		Change 2022 vs. 2021		% of Revenue
(amounts in thousands)	2022	2021	$	%	2022	2021
Net loss	$(83,772)	$(6,333)	$(77,439)	-1222.8%	-22.2%	-1.8%

Net loss increased $77.4 million for the year ended December 31, 2022 from the year ended December 31, 2021, or an increase of 1222.8% from the comparable period. The increase in net loss was primarily related to a $52.2 million loss on disposal of intangible asset and a $23.0 million reduction in gross profit and higher operating expense, partially offset by an increase in the benefit from the change in fair value of the New Aera earnout liability.

Comparison of years ended December 31, 2021 and 2020

A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2022, we had cash and cash equivalents of $187.0 million, which consisted of highly liquid investments with a maturity of three months or less. For the years ended December 31, 2022, 2021 and 2020, we received $1.7 million, $15.6 million and $2.4 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the year ended December 31, 2022 consisted of net cash used in operating activities of $37.5 million and capital expenditures of $21.2 million including additional rental equipment and other property, plant and equipment.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2022	2021	2020
Cash provided by (used in) operating activities	$(37,532)	$23,633	$37,013
Cash used in investing activities	(10,877)	(14,645)	(25,640)
Cash provided by financing activities	380	15,000	2,066
Effect of exchange rates on cash	(481)	(426)	486
Net increase (decrease) in cash and cash equivalents	$(48,510)	$23,562	$13,925

(amounts in thousands)	December 31,
Summary of working capital	2022	2021
Total current assets	$304,645	$329,186
Total current liabilities	65,349	61,512
Net working capital	$239,296	$267,674

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of our net loss of $83.8 million and the non-cash add back for change in fair value of the earnout liability of $15.4 million, partially offset by non-cash adjustment items such as loss on disposal of intangible asset of $52.2 million, depreciation of equipment and leasehold improvements and amortization of intangibles of $23.5 million, provision for sales returns and doubtful accounts of $13.0 million, stock-based compensation expense of $12.3 million, net loss on disposal of rental equipment and other fixed assets of $3.1 million, and provision for inventory obsolescence and other inventory losses of $2.4 million. The net changes in operating assets and liabilities resulted in a net use of cash of $44.7 million.

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

Investing activities

Net cash used in investing activities generally includes the production and purchase of rental assets, property, plant and equipment, and intangibles to support our expanding business as well as maturities or purchases of marketable securities.

For the year ended December 31, 2022, we invested $21.2 million in the production and purchase of rental assets and other property and equipment, partially offset by $10.0 million we received in maturities of marketable securities.

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

Financing activities

Historically, we have funded our operations through our sales and rental revenue and the issuance of preferred and common stock.

For the year ended December 31, 2022, net cash provided by financing activities consisted of $1.7 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.4 million.

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

Sources of funds

Our net cash used in operating activities in the year ended December 31, 2022 was $37.5 million compared to net cash provided by operating activities of $23.6 million in the year ended December 31, 2021. As of December 31, 2022, we had cash and cash equivalents of $187.0 million.

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation, change in fair value of earnout liability, and loss on disposal of intangible asset. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss, or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

We include EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, the impact of stock-based compensation expense, the impact of the change in fair value of the earnout liability and the impact of the loss on disposal of intangible asset. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2022	2021	2020
Net loss	$(83,772)	$(6,333)	$(5,829)
Non-GAAP adjustments:
Interest income	(2,837)	(129)	(909)
Provision for income taxes	504	14,992	549
Depreciation and amortization	23,514	21,628	18,581
EBITDA (non-GAAP)	(62,591)	30,158	12,392
Stock-based compensation	12,283	10,943	8,203
Change in fair value of earnout liability	(15,386)	(11,596)	1,053
Loss on disposal of intangible asset	52,161	—	—
Adjusted EBITDA (non-GAAP)	$(13,533)	$29,505	$21,648

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2022.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$25,183	$3,974	$9,109	$8,356	$3,744
Purchase obligations (2)	109,900	109,900	—	—	—
Total	$135,083	$113,874	$9,109	$8,356	$3,744

(1)
We lease manufacturing and office space in Plano, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Cleveland, OH and Breukelen, Netherlands with terms that expire between 2023 and 2031 and miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2023 and 2031.
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

Contingent consideration

In connection with our acquisition of New Aera, we have contingent obligations to pay up to $31.4 million in earnout payments in cash if certain future financial results are met. As a result of the earnout requirements not expected to be met as of December 31, 2022, we do not expect to make the earnout payments. See the section titled “Fair Value of Earnout Liability” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2022 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts in December 2015 to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $7.2 million decline in revenue for the year ended December 31, 2022. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $187.0 million as of December 31, 2022, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2022 and December 31, 2021. If overall interest rates had increased or decreased by 1.00% (100 basis points), neither our interest expense nor our interest income would have been materially affected during the years ended December 31, 2022 or December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Limitations on effectiveness of controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 24, 2023

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, May 31, 2023, as a virtual meeting. Holders of record at the close of business on Monday, April 3, 2023, will be entitled to vote at the meeting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

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

None.

Inogen, Inc.

Index to Financial Statements

and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $16.5 million at December 31, 2022.

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

February 24, 2023

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$187,014	$235,524
Marketable securities	—	9,989
Accounts receivable, net	62,725	24,452
Inventories, net	34,093	31,873
Income tax receivable	1,626	1,343
Prepaid expenses and other current assets	19,187	26,005
Total current assets	304,645	329,186
Property and equipment
Rental equipment, net	61,679	59,073
Manufacturing equipment and tooling	11,497	12,050
Computer equipment and software	9,559	8,585
Furniture and equipment	3,197	3,167
Leasehold improvements	6,126	5,956
Land and building	125	125
Construction in process	2,930	1,639
Total property and equipment	95,113	90,595
Less accumulated depreciation	(51,844)	(51,669)
Property and equipment, net	43,269	38,926
Goodwill	32,852	32,979
Intangible assets, net	177	60,147
Operating lease right-of-use asset	21,653	24,912
Other assets	2,445	3,363
Total assets	$405,041	$489,513

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Balance Sheets (continued)

(amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$33,974	$25,689
Accrued payroll	11,190	17,307
Warranty reserve - current	7,790	6,480
Operating lease liability - current	3,515	3,393
Deferred revenue - current	8,880	8,568
Income tax payable	—	75
Total current liabilities	65,349	61,512
Long-term liabilities
Warranty reserve - noncurrent	12,123	7,246
Operating lease liability - noncurrent	19,764	23,281
Earnout liability - noncurrent	—	15,386
Deferred revenue - noncurrent	10,399	11,861
Total liabilities	107,635	119,286
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 22,941,643 and 22,731,586 shares issued and outstanding as of December 31, 2022 and 2021, respectively	23	23
Additional paid-in capital	312,126	299,463
Retained earnings (deficit)	(14,500)	69,272
Accumulated other comprehensive income (loss)	(243)	1,469
Total stockholders' equity	297,406	370,227
Total liabilities and stockholders' equity	$405,041	$489,513

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue
Sales revenue	$320,549	$311,730	$280,189
Rental revenue	56,692	46,273	28,298
Total revenue	377,241	358,003	308,487
Cost of revenue
Cost of sales revenue	197,805	161,824	156,764
Cost of rental revenue, including depreciation of $11,103, $8,860 and
$5,695, respectively	25,903	19,696	13,543
Total cost of revenue	223,708	181,520	170,307
Gross profit
Gross profit-sales revenue	122,744	149,906	123,425
Gross profit-rental revenue	30,789	26,577	14,755
Total gross profit	153,533	176,483	138,180
Operating expense
Research and development	21,943	16,576	14,080
Sales and marketing	120,767	112,815	97,520
General and administrative	43,905	37,852	38,605
Loss on disposal of intangible asset	52,161	—	—
Total operating expense	238,776	167,243	150,205
Income (loss) from operations	(85,243)	9,240	(12,025)
Other income (expense)
Interest income	2,837	129	909
Other income (expense)	(862)	(710)	5,836
Total other income (expense), net	1,975	(581)	6,745
Income (loss) before provision for income taxes	(83,268)	8,659	(5,280)
Provision for income taxes	504	14,992	549
Net loss	(83,772)	(6,333)	(5,829)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(597)	(800)	857
Change in net unrealized gains (losses) on foreign currency hedging	(3,130)	1,746	(82)
Less: reclassification adjustment for net (gains) losses included in net income	1,990	47	(207)
Total net change in unrealized gains (losses) on foreign currency hedging	(1,140)	1,793	(289)
Change in net unrealized gains (losses) on marketable securities	25	1	(6)
Total other comprehensive income (loss), net of tax	(1,712)	994	562
Comprehensive loss	$(85,484)	$(5,339)	$(5,267)

Basic net loss per share attributable to common stockholders (Note 2)	$(3.67)	$(0.28)	$(0.27)
Diluted net loss per share attributable to common stockholders (Note 2)	$(3.67)	$(0.28)	$(0.27)
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	22,852,571	22,490,027	21,980,326
Diluted common shares	22,852,571	22,490,027	21,980,326
See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid-in	earnings	comprehensive	stockholders'
	Shares	Amount	capital	(deficit)	income (loss)	equity
Balance, December 31, 2019	22,031,410	$22	$263,252	$81,434	$(87)	$344,621
Stock-based compensation	—	—	8,203	—	—	8,203
Employee stock purchases	68,467	—	2,084	—	—	2,084
Restricted stock awards issued, net of forfeitures	(27,729)	—	—	—	—	—
Vesting of restricted stock units	49,117	—	(19)	—	—	(19)
Shares withheld related to net restricted stock settlement	(8,444)	—	(331)	—	—	(331)
Stock options exercised	18,626	—	332	—	—	332
Net loss	—	—	—	(5,829)	—	(5,829)
Other comprehensive income	—	—	—	—	562	562
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	10,943	—	—	10,943
Employee stock purchases	60,299	—	1,948	—	—	1,948
Restricted stock awards issued, net of forfeitures	(43,658)	—	—	—	—	—
Vesting of restricted stock units	101,811	—	(412)	—	—	(412)
Shares withheld related to net restricted stock settlement	(4,351)	—	(235)	—	—	(235)
Stock options exercised	486,038	1	13,698	—	—	13,699
Net loss	—	—	—	(6,333)	—	(6,333)
Other comprehensive income	—	—	—	—	994	994
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	12,283	—	—	12,283
Employee stock purchases	62,328	—	1,691	—	—	1,691
Restricted stock awards issued, net of forfeitures	(5,134)	—	—	—	—	—
Vesting of restricted stock units	141,728	—	(1,252)	—	—	(1,252)
Shares withheld related to net restricted stock settlement	(3,019)	—	(103)	—	—	(103)
Stock options exercised	14,154	—	44	—	—	44
Net loss	—	—	—	(83,772)	—	(83,772)
Other comprehensive loss	—	—	—	—	(1,712)	(1,712)
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(83,772)	$(6,333)	$(5,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,514	21,628	18,581
Loss on rental assets and other fixed assets	3,095	1,521	864
Gain on sale of former rental assets	(154)	(65)	(94)
Provision for sales revenue returns and doubtful accounts	13,024	11,094	10,486
Provision for rental revenue adjustments	—	—	2,579
Provision for inventory losses	2,423	2,062	1,283
Stock-based compensation expense	12,283	10,943	8,203
Deferred income taxes	—	14,444	(82)
Change in fair value of earnout liability	(15,386)	(11,596)	1,053
Loss on disposal of intangible asset	52,161	—	—
Changes in operating assets and liabilities:
Accounts receivable	(51,337)	(6,127)	(8,177)
Inventories	(5,601)	(10,775)	7,591
Income tax receivable	(281)	705	928
Prepaid expenses and other current assets	6,803	(8,104)	31
Operating lease right-of-use asset	3,259	(16,087)	(2,970)
Other noncurrent assets	224	96	2,296
Accounts payable and accrued expenses	6,759	(6,476)	(5,830)
Accrued payroll	(6,106)	10,231	870
Warranty reserve	6,187	(668)	1,823
Deferred revenue	(1,150)	1,613	(203)
Income tax payable	(82)	(1,141)	319
Operating lease liability	(3,395)	16,668	3,291
Net cash provided by (used in) operating activities	(37,532)	23,633	37,013
Cash flows from investing activities
Purchases of marketable securities	—	(9,987)	(22,751)
Maturities of marketable securities	10,014	19,256	14,545
Investment in intangible assets	—	(132)	(255)
Investment in property and equipment	(3,337)	(5,482)	(4,385)
Production and purchase of rental equipment	(17,885)	(18,453)	(12,957)
Proceeds from sale of former assets	331	153	163
Net cash used in investing activities	(10,877)	(14,645)	(25,640)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Proceeds from stock options exercised	44	13,699	332
Proceeds from employee stock purchases	1,691	1,948	2,084
Payment of employment taxes related to release of restricted stock	(1,355)	(647)	(350)
Net cash provided by financing activities	380	15,000	2,066
Effect of exchange rates on cash	(481)	(426)	486
Net increase (decrease) in cash and cash equivalents	(48,510)	23,562	13,925
Cash and cash equivalents, beginning of period	235,524	211,962	198,037
Cash and cash equivalents, end of period	$187,014	$235,524	$211,962

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$499	$1,544	$(713)
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	428	353	55

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

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist of its proprietary line of oxygen concentrators, and related accessories. Other revenue, which is included in sales revenue on the statements of comprehensive loss, primarily comes from service contracts, replacement parts and freight revenue for product shipments.

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

Freight revenue consists of fees associated with the deployment of products internationally and domestically when expedited freight options are requested or when minimum order quantities are not met. Freight revenue is generally recognized upon shipment of the product but is deferred if control has not yet transferred to the customer. Shipping and handling costs for sold products and rental assets shipped to the Company’s customers are included on the consolidated statements of comprehensive loss as part of cost of sales revenue and cost of rental revenue, respectively.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the years ended December 31, 2022 and December 31, 2021 was primarily driven by $6,598 and $5,866, respectively, of revenues recognized that were included in the deferred revenue balances, partially offset by $5,156 and $6,764 of payments received in advance of satisfying performance obligations as of December 31, 2022 and December 31, 2021, respectively. Deferred revenue related to lifetime warranties was $16,534 and $17,976 as of December 31, 2022 and December 31, 2021, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

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

(amounts in thousands)	Years ended December 31,
Revenue by region and category	2022	2021	2020
Business-to-business domestic sales	$86,049	$91,371	$96,423
Business-to-business international sales	101,163	79,460	62,147
Direct-to-consumer domestic sales	133,337	140,899	121,619
Total sales revenue	$320,549	$311,730	$280,189

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company deferred $0 associated with the capped rental period as of December 31, 2022 and December 31, 2021.

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

Product Warranty

The Company generally provides a warranty against defects in material and workmanship. The Company provides a 3-year, 5-year or lifetime warranty on Inogen One systems sold and a 3-year and lifetime warranty on Inogen At Home systems sold. The Company only offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. The Company’s products are subject to regulatory and quality standards. The Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. The Company evaluates the liability quarterly. Warranty costs are primarily estimated based on product return rates, historical warranty repair costs incurred and historical failure rates. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the product version has been sold and future expectations of performance based on new features and capabilities. Actual warranty costs could differ materially from the estimated amounts.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash
(amounts in thousands)	cost	gains	Fair value	equivalents
Cash	$27,970	$—	$27,970	$27,970
Level 1:
Money market accounts	113,534	—	113,534	113,534

Level 2:
Corporate bonds	6,474	—	6,474	6,474
U.S. Treasury securities	18,913	26	18,939	18,939
Institutional Insured Liquidity Deposit Savings	20,097	—	20,097	20,097
Total	$186,988	$26	$187,014	$187,014

	As of December 31, 2021
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
(amounts in thousands)	cost	gains	Fair value	equivalents	securities
Cash	$48,817	$—	$48,817	$48,817	$—
Level 1:
Money market accounts	186,707	—	186,707	186,707	—

Level 2:
Corporate bonds	9,988	1	9,989	—	9,989
Total	$245,512	$1	$245,513	$235,524	$9,989

Fair value of derivative instruments and hedging activities

The Company transacts business in foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company has entered into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows, primarily related to forecasted revenue denominated in certain foreign currencies. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific months. Changes in the fair value of these forward contracts designed as cash flow and balance sheet hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are recognized in the consolidated statements of comprehensive loss during the period which approximates the time the corresponding sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain asset and liability balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in other income (expense), net in the consolidated statements of comprehensive loss. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in other income (expense), net.

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $422 and a related receivable of $1,671 as of December 31, 2022 and 2021, respectively.

The Company documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company assesses hedge effectiveness and ineffectiveness at a minimum quarterly but may assess it monthly. For derivative instruments that are designed and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive loss and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in the fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive loss related to the hedging relationship.

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2022
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on debt	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2021	$328	$1	$1,140	$1,469
Other comprehensive income (loss)	(597)	25	(1,140)	(1,712)
Balance as of December 31, 2022	$(269)	$26	$—	$(243)

	As of December 31, 2021
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
(amounts in thousands)	adjustments	securities	flow hedges	income
Balance as of December 31, 2020	$1,128	$—	$(653)	$475
Other comprehensive income (loss)	(800)	1	1,793	994
Balance as of December 31, 2021	$328	$1	$1,140	$1,469

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

As a result of the earnout requirements not expected to be met, the Company considered the fair value measurement of the earnout liability to be $0 as of December 31, 2022. Additional information on the loss on disposal of intangible asset contained later in this Note in Long-lived assets. The following table provides quantitative information about Level 3 inputs for fair value measurement of the earnout liability as of December 31, 2021.

As of
Simulation input	December 31, 2021
Revenue volatility	15.00%
WACC	10.50%
20-year risk free rate	2.02%
Market price of risk	2.68%

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

(amounts in thousands)
Balance as of December 31, 2020	$27,612
Change in fair value	(11,596)
Balance as of December 31, 2021	$16,016
Change in fair value	(16,016)
Balance as of December 31, 2022	$—

The Company recorded $0 and $630 of preacquisition loss recoveries that can be withheld from any earnout amounts payable as of December 31, 2022 and December 31, 2021, respectively.

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

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Expected credit losses are declines in fair value that are not expected to recover and are charged to other income (expense), net.

Cash, cash equivalents, and marketable securities consist of the following:

(amounts in thousands)	December 31,
Cash and cash equivalents	2022	2021
Cash	$27,970	$48,817
Money market accounts	113,534	186,707
Corporate bonds	6,474	—
U. S. Treasury securities	18,939	—
Institutional Insured Liquidity Deposit Savings	20,097	—
Total cash and cash equivalents	$187,014	$235,524
Marketable securities
Corporate bonds	$—	$9,989
Total marketable securities	$—	$9,989

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

The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of accounts receivable. For the years ended December 31, 2022 and December 31, 2021, the Company had increases of $1,483 and $877, respectively, in the net rental revenue related to prior years.

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2022 and December 31, 2021 were as follows:

	As of		As of
(amounts in thousands)	December 31, 2022		December 31, 2021
Net accounts receivable	$	%	$	%
Rental (1)	$5,246	8.4%	$6,011	24.6%
Business-to-business and other receivables (2)	57,479	91.6%	18,441	75.4%
Total net accounts receivable	$62,725	100.0%	$24,452	100.0%

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
Business-to business receivables included extended terms for two customers: 1) one customer with accounts receivable balances of $9,861 and $5,945 as of December 31, 2022 and December 31, 2021, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $12,000 and $10,000 in coverage as of December 31, 2022 and December 31, 2021, respectively, for this customer with a $400 deductible and 10% retention, and 2) one customer with accounts receivable balance of $22,641 as of December 31, 2022. The customer received extended payment terms of eight equal monthly payments on the December 31, 2022 balance.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable by aging category and invoice due date as of December 31, 2022 and December 31, 2021.

	As of		As of
(amounts in thousands)	December 31, 2022		December 31, 2021
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$303	0.5%	$848	3.5%
Aged 0-90 days	61,556	98.1%	22,194	90.8%
Aged 91-180 days	565	0.9%	888	3.6%
Aged 181-365 days	287	0.5%	450	1.8%
Aged over 365 days	14	0.0%	72	0.3%
Total net accounts receivable	$62,725	100.0%	$24,452	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2022 and December 31, 2021:

	As of		As of
(amounts in thousands)	December 31, 2022		December 31, 2021
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$77	0.1%	$52	0.2%
Sales returns	483	0.8%	810	3.1%
Total allowances - accounts receivable	$560	0.9%	$862	3.3%

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company’s total revenue for the years ended December 31, 2022 and 2021. One single customer represented more than 10% of the Company’s total revenue for the year ended December 31, 2020. Two customers each represented more than 10% of the Company's net accounts receivable balance with accounts receivable balances of $22,641 and $9,861, respectively, as of December 31, 2022. One single customer and Medicare each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $5,945 and $2,685, respectively, as of December 31, 2021.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 77.0%, 81.9% and 81.5% of rental revenue in 2022, 2021 and 2020, respectively, and based on total revenue were 11.6%, 10.6% and 7.5% for 2022, 2021 and 2020, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,138 or 3.4% of total net accounts receivable as of December 31, 2022 as compared to $2,685 or 11.0% of total net accounts receivable as of December 31, 2021.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2022, the Company’s three major vendors accounted for 28.1%, 17.7% and 8.0%, respectively, of total raw material purchases. For the year ended December 31, 2021, the Company’s three major vendors accounted for 16.3%, 12.1% and 9.9%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 70.9%, 74.1% and 73.6% of the non-U.S. revenue for the years ended December 31, 2022, 2021 and 2020, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2022, 2021 and 2020, respectively, is as follows:

	Years ended December 31,
(amounts in thousands)	2022	2021	2020
U.S. revenue	$276,078	$278,543	$246,340
Non-U.S. revenue	101,163	79,460	62,147
Total revenue	$377,241	$358,003	$308,487

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,249 and $1,943 as of

December 31, 2022 and 2021, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $7,017 and $15,426 as of December 31, 2022 and 2021, respectively, that were classified in prepaid expenses and other current assets. During the years ended December 31, 2022, 2021 and 2020, $1,221, $906 and $1,970, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
(amounts in thousands)	2022	2021
Raw materials and work-in-progress	$26,496	$21,909
Finished goods	9,324	12,116
Less: reserves	(1,727)	(2,152)
Inventories, net	$34,093	$31,873

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $4,528, $3,387 and $2,527 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2022, 2021 and 2020, respectively.

	Years ended December 31,
(amounts in thousands)	2022	2021	2020
Rental equipment	$11,103	$8,860	$5,695
Other property and equipment	3,942	3,993	3,882
Total depreciation and amortization	$15,045	$12,853	$9,577

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2022 and 2021, respectively.

(amounts in thousands)	December 31,
Property and equipment	2022	2021
Rental equipment, net of allowances of $2,255 and $1,290, respectively	$61,679	$59,073
Other property and equipment	33,434	31,522
Property and equipment	95,113	90,595

Accumulated depreciation
Rental equipment	31,320	33,355
Other property and equipment	20,524	18,314
Accumulated depreciation	51,844	51,669

Property and equipment, net
Rental equipment, net of allowances of $2,255 and $1,290, respectively	30,359	25,718
Other property and equipment	12,910	13,208
Property and equipment, net	$43,269	$38,926

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable.

On December 19, 2022, the Company determined to dispose of the technology intangible assets previously acquired from New Aera related to the Tidal Assist® Ventilator (TAV®) technology by ceasing development of such assets and abandoning the TAV program (the Disposal Determination). Prior to December 19, 2022, the TAV intangible asset was held and used, including ongoing research and development and no significant revenue. The Company made the Disposal Determination based on the Company’s assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within the Company’s existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved coding process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable. There had been no significant revenue associated with the sale of products developed from the technology intangible asset acquired from New Aera to date and the Company does not expect any revenue from such products going forward. Upon abandonment, the Company recognized a loss on disposal of $52,161 in our consolidated statements of loss for the year ended December 31, 2022 for intangible assets, inventories, fixed assets, and construction in process associated with the TAV technology. As a result of no future sales, the fair value of the earnout resulted in a benefit of $13,687 to general and administrative expense during the fourth quarter of 2022.

During the year ended December 31, 2021, the Company determined that an impairment indicator was present related to TAV developments as a result of the court order to dismiss the Company’s preliminary injunction related to the Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit. The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. The Company concluded that its definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed. No impairments were recorded during the years ended December 31, 2022, 2021 or 2020, except for the loss on disposal of the intangible asset discussed above.

Goodwill and other identifiable intangible assets

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no accumulated impairment losses as of December 31, 2022 or 2021.

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

The Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived assets were less than the carrying amount. As a result of the TAV technology intangible asset disposal, a quantitative analysis was required to be performed as of December 31, 2022 and concluded that there was no impairment. A quantitative analysis was not required to be performed as of December 31, 2021.

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

Advertising costs

Advertising costs, which approximated $33,265, $35,183 and $34,180 during the years ended December 31, 2022, 2021 and 2020, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

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

The Company recognizes interest and penalties on taxes, if any, within its income tax provision on its consolidated statements of comprehensive loss.

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

Foreign currency

The functional currency of the Company’s international subsidiary is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, cost of revenue, operating expense and provision for income taxes. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are reflected as a component of foreign currency exchange gains or losses in other income (expense), net in the consolidated statements of comprehensive loss.

Government grants

The Company may receive cash payments from government grants during a public health emergency (PHE). The Company considers the nature and substance of the government grant and records the cash payment in accordance with the terms and conditions of the grant. Income is deferred until all considerations required for receiving the grant are met and is recognized in the consolidated statements of comprehensive loss based on the nature of the terms and conditions of the grant. In 2020, the Company received a grant of $6,200 from the Public Health and Social Services Emergency Fund (Relief Fund), which was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES) Act signed into law on March 27, 2020. During 2020, the Company recorded $5,300 in other income, which was associated with lost revenues from the COVID-19 PHE, and a $900 benefit in general and administrative expense due to COVID-19 PHE related costs incurred in the period.

Loss per share

Loss per share (EPS) is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company’s weighted-average outstanding common shares. Diluted loss per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Years ended December 31,
(amounts in thousands, except share and per share amounts)	2022	2021	2020
Numerator—basic and diluted:
Net loss	$(83,772)	$(6,333)	$(5,829)

Denominator:
Weighted-average common shares - basic common stock (1)	22,852,571	22,490,027	21,980,326
Weighted-average common shares - diluted common stock	22,852,571	22,490,027	21,980,326

Net loss per share - basic common stock	$(3.67)	$(0.28)	$(0.27)
Net loss per share - diluted common stock (2)	$(3.67)	$(0.28)	$(0.27)

Denominator calculation from basic to diluted:
Weighted-average common shares - basic common stock (1)	22,852,571	22,490,027	21,980,326
Stock options and other dilutive awards	115,155	166,258	64,471
Weighted-average common shares - diluted common stock	22,967,726	22,656,285	22,044,797
Shares excluded from diluted weighted-average shares:
Stock options	329,586	151,344	467,378
Restricted stock units and restricted stock awards	528,398	167,237	292,795
Shares excluded from diluted weighted-average shares	857,984	318,581	760,173

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
(2)
Due to net losses for the years ended December 31, 2022, 2021 and 2020, diluted loss per share is the same as basic.

Business segments

The Company operates and reports in only one operating and reportable segment – development, manufacturing, marketing, sales, and rental of respiratory products. Management reports financial information on a consolidated basis to the Company’s chief operating decision maker.

3. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

(amounts in thousands)
Balance as of December 31, 2020	$33,165
Translation adjustment	(186)
Balance as of December 31, 2021	$32,979
Translation adjustment	(127)
Balance as of December 31, 2022	$32,852

As of December 31, 2022, the Company had no accumulated impairment losses related to goodwill.

Intangible assets

There were no accumulated impairment losses related to the Company’s intangible assets as of December 31, 2022 and 2021. Amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years ended December 31,
(amounts in thousands)	2022	2021	2020
Research and development expense	$7,813	$7,813	$7,800
Sales and marketing expense	116	181	204
General and administrative expense	540	781	1,000
Total	$8,469	$8,775	$9,004

The following tables represent the changes in net carrying values of the intangibles as of the respective dates:

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2022	(in years)	amount	amortization	Net amount
Licenses	10	$185	183	$2
Patents and websites	5	4,514	4,353	161
Customer relationships	4	1,284	1,284	—
Commercials	2-3	256	242	14
Total		$6,239	$6,062	$177

	Average
	estimated	Gross
(amounts in thousands)	useful lives	carrying	Accumulated
December 31, 2021	(in years)	amount	amortization	Net amount
Technology	10	$77,700	$18,454	$59,246
Licenses	10	185	180	5
Patents and websites	5	4,519	3,746	773
Customer relationships	4	1,361	1,361	—
Commercials	2-3	799	676	123
Total		$84,564	$24,417	$60,147

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

(amounts in thousands)	December 31,
2023	$87
2024	67
2025	19
2026	4
2027	—
Thereafter	—
Total	$177

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(amounts in thousands)	2022	2021
Accounts payable	$18,237	$10,258
Accrued inventory (in-transit and unvouchered receipts) and trade payables	10,837	12,488
Accrued purchasing card liability	2,606	1,488
Accrued franchise, sales and use taxes	492	486
Other accrued expenses	1,802	969
Accounts payable and accrued expenses	$33,974	$25,689

Accrued payroll as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(amounts in thousands)	2022	2021
Accrued bonuses	$2,620	$8,274
Accrued wages and other payroll related items	4,967	5,469
Accrued vacation	3,133	2,894
Accrued employee stock purchase plan deductions	470	670
Accrued payroll	$11,190	$17,307

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

Rent expense, including short-term lease cost, was $3,870, $4,095, and $2,864 for the years ended December 31, 2022, 2021 and 2020, respectively.

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

	Year ended	Year ended
(amounts in thousands)	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$3,964	$3,319
Operating lease cost	3,828	3,854
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	225	19,417
Weighted-average remaining lease term	2.3 years	2.8 years
Weighted-average discount rate	2.9%	2.9%

Maturities of lease liabilities due in the 12-month period ending December 31,
2023	$3,974
2024	3,683
2025	2,718
2026	2,708
2027	2,745
Thereafter	9,355
25,183
Less imputed interest	(1,904)
Total lease liabilities	$23,279

Operating lease liability - current	$3,515
Operating lease liability - noncurrent	19,764
Total lease liabilities	$23,279

6. Income taxes

The components of the Company’s income (loss) before provision for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2022	2021	2020
United States	$(84,422)	$7,621	$(6,464)
Foreign	1,154	1,038	1,184
Income (loss) before provision for income taxes	$(83,268)	$8,659	$(5,280)

The provision for income taxes consists of the following:

(amounts in thousands)	Years ended December 31,
Current tax expense (benefit)	2022	2021	2020
Federal	$—	$—	$(74)
State	201	271	198
Foreign	303	266	381
Total current tax expense	504	537	505
Deferred tax expense (benefit)
Federal	—	10,263	309
State	—	4,194	(193)
Foreign	—	(22)	(72)
Total deferred tax expense	—	14,435	44
Interest and penalties	—	20	—
Provision for income taxes	$504	$14,992	$549

The components of deferred tax assets and liabilities consist of the following:

(amounts in thousands)	As of December 31,
Deferred tax assets (liabilities)	2022	2021
Accrued expenses	$10,600	$10,575
Net operating loss and credit carryforward	27,824	21,138
Allowance, reserves and other	2,784	2,668
Stock-based compensation	4,042	2,665
Intangible amortization	2,045	—
Lease liability	5,674	6,507
Capitalized R&D under Sec 174	2,915	—
Deferred tax assets	55,884	43,553
Property, plant, and equipment	(8,674)	(7,664)
Intangible amortization	—	(12,389)
Right-of-use asset	(5,277)	(6,077)
Deferred tax liabilities	(13,951)	(26,130)
Valuation allowance	(41,933)	(17,423)
Total	$—	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years ended December 31,
	2022	2021	2020
U.S. Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	3.53%	-1.39%	-3.86%
Stock-based compensation	-1.02%	-21.72%	-16.80%
R&D credit, net of reserve	1.32%	-5.95%	-8.11%
Change in fair value	3.88%	-28.19%	-4.19%
Nondeductible compensation	-1.50%	7.04%	—
Valuation allowance	-27.75%	201.69%	—
Other	-0.07%	0.63%	1.57%
Effective income tax rate	-0.61%	173.11%	-10.39%

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states and the Netherlands. The statute of limitations has expired for all tax years prior to 2019 for federal and prior to 2016 for various state tax purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2022, the Company had $84,362 and $40,194 of federal and state net operating loss carryforwards, respectively, and $76,566 of the total federal net operating loss carryforwards have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. As of December 31, 2022, the Company had federal and California research and development credit carryforward of $5,503 and $4,628, respectively. The federal credit will begin to expire in 2023; the California credit has indefinite carryforward. As of December 31, 2022, the Company had a federal foreign tax credit carryforward of $774. The federal credit will begin to expire in 2037.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. As of December 31, 2021, the Company recorded a full valuation allowance of $17,423. As of December 31, 2022, the Company again determined that net deferred tax assets are not more likely than not realizable based on cumulative three-year pretax losses, projected future taxable losses primarily due to planned strategic investments in future periods, and the impact of the COVID-19 pandemic, including related supply chain impacts on parts availability and cost inflation. Accordingly, the Company recorded a valuation allowance of $41,933 as of December 31, 2022. The Company’s valuation allowance may increase or decrease during the next 12 months based on future operating results. The increase in valuation allowance of $24,510 is attributable to losses generated in the current year.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive loss.

Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, were $2,366, $2,078 and $1,932, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(amounts in thousands)	December 31,
Reconciliation of liability for unrecognized tax benefits	2022	2021	2020
Balance at beginning of period	$2,078	$1,932	$1,889
Additions based on tax positions related to current year	242	146	70
Reductions based on tax positions related to prior year	—	—	(181)
Additions based on tax positions related to prior year	46	—	154
Balance at end of period	$2,366	$2,078	$1,932

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. The Company evaluated the provisions of the IRA and identified no impact to the Company’s provision for income taxes, effective tax rate, unrecognized tax benefits or deferred income tax positions for the year ended December 31, 2022.

7. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2022, 2021 and 2020.

Stock incentive plans

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of December 31, 2022, options to purchase 57,298 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of December 31, 2022, awards with respect to 1,208,811 shares of the Company’s common stock were outstanding, and 828,309 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and the 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

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

The activity for stock options under the Company’s stock plans for the years ended December 31, 2022, 2021 and 2020 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2019	980,884	$0.75-$83.30	$35.24	2.84	$34.07
Exercised	(18,626)	1.17-44.19	17.81
Forfeited	(6,779)	44.19-56.72	48.23
Outstanding as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and exercisable as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Vested and expected to vest as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81

Outstanding as of December 31, 2020	955,479	0.75-83.30	35.49	1.85	11.81
Exercised	(486,038)	0.75-46.66	28.19
Forfeited	(10,000)	83.30	83.30
Outstanding as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and exercisable as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and expected to vest as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31

Outstanding as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Exercised	(14,154)	1.17-8.37	3.14
Forfeited	(15,417)	38.54-44.19	43.27
Expired	(81,586)	38.54-43.21	40.08
Outstanding as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and exercisable as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and expected to vest as of December 31, 2022	348,284	$1.17-$83.30	$44.21	0.43	$2.07

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $309, $14,524 and $494, respectively. As of December 31, 2022, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the years ended December 31, 2022, 2021 and 2020 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2019	108,976	3,134	112,110	$83.48
Granted	210,622	88,458	299,080	43.52
Vested	(49,636)	—	(49,636)	83.31
Forfeited/canceled	(24,500)	(3,134)	(27,634)	70.60
Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Unvested and expected to vest restricted stock units outstanding as of December 31, 2020			246,420	$49.82

Unvested restricted stock units as of December 31, 2020	245,462	88,458	333,920	$49.29
Granted	240,044	88,902	328,946	56.01
Vested	(109,504)	—	(109,504)	52.79
Forfeited/canceled	(86,836)	(78,248)	(165,084)	46.88
Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Unvested and expected to vest restricted stock units outstanding as of December 31, 2021			331,358	$54.98

Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Granted	769,976	164,722	934,698	29.76
Vested	(142,942)	(37,678)	(180,620)	55.04
Forfeited/canceled	(95,259)	(42,959)	(138,218)	45.10
Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Unvested and expected to vest restricted stock units outstanding as of December 31, 2022			840,413	$32.37

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2019	71,070	62,628	133,698	$95.74
Vested	(28,994)	—	(28,994)	89.37
Forfeited/canceled	—	(29,273)	(29,273)	110.27
Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2020			44,159	$85.90

Unvested restricted stock awards outstanding as of December 31, 2020	42,076	33,355	75,431	$93.96
Vested	(15,728)	—	(15,728)	91.17
Forfeited/canceled	(15,932)	(27,726)	(43,658)	98.05
Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2021			15,532	$90.08

Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Vested	(4,496)	(5,629)	(10,125)	99.46
Forfeited/canceled	(5,134)	—	(5,134)	74.25
Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2022			748	$60.39

(1)
Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2022, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $20,539, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.0 years.

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

As of December 31, 2022, a total of 507,538 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2022, no additional shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020, was as follows:

(amounts in thousands)	Years ended December 31,
Stock-based compensation expense by type of award:	2022	2021	2020
Stock option plan awards	$—	$—	$709
Restricted stock units and restricted stock awards	11,748	10,229	6,717
Employee stock purchase plan	535	714	777
Total stock-based compensation expense	$12,283	$10,943	$8,203

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the year ended December 31, 2020 has been reduced for estimated forfeitures of stock option plan awards at a rate of 7.3%. The employee stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020 has been reduced for estimate forfeitures of restricted stock at a rate of 4.1%, 4.1% and 4.7%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2022, 2021 and 2020, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
(amounts in thousands)	2022	2021	2020
Cost of revenue	$1,127	$1,106	$698
Research and development	1,591	1,276	969
Sales and marketing	2,785	2,388	2,208
General and administrative	6,780	6,173	4,328
Total stock-based compensation expense	$12,283	$10,943	$8,203

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

Stock-based compensation cost for stock options and employee stock purchase plan are determined at the grant date using the Black-Scholes option pricing model. During the years ended December 31, 2022, 2021 and 2020, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2022	2021	2020
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	0.07-3.51%	0.07-0.12%	0.12-1.75%
Expected dividend yield	None	None	None
Volatility	47.97-59.21%	44.59-83.92%	47.00-83.92%

8. Commitments and contingencies

Purchase obligations

The Company had approximately $109,900 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2022.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2022, 2021 and 2020, respectively:

	December 31,
(amounts in thousands)	2022	2021	2020
Product warranty liability at beginning of period	$13,726	$14,394	$12,571
Accruals for warranties issued	10,416	9,168	9,462
Adjustments related to preexisting warranties (including changes in estimates)	8,234	(597)	(754)
Settlements made (in cash or in kind)	(12,463)	(9,239)	(6,885)
Product warranty liability at end of period	$19,913	$13,726	$14,394

During the year ended December 31, 2022, the Company recorded $8,234 of changes in estimates related to preexisting warranties due to data and information that became available during the current year. The changes in estimates were primarily due to the increased cost to repair for all products stemming from the current year inflationary environment and increased product failure rates.

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Compliance with government laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted to ensure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act), in part, imposes notification requirements of certain security breaches relating to protected health information. The Company is not aware of any pending claims against it under the HIPAA and HITECH regulations that are applicable to the Company’s business.

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

9. Foreign currency exchange contracts and hedging

As of December 31, 2022 and December 31, 2021, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $37,314 and $0, respectively, and $2,318 and $23,253, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one month. During the years ended December 31, 2022, 2021, and 2020, these contracts had, net of tax, an unrealized loss of $1,140, an unrealized gain of $1,793 and an unrealized loss of $289, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2022, there were three ineffective portions relating to these hedges. During the years ended December 31, 2021 and 2020, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2022, the Company had no designated hedges and three non-designated hedges. As of December 31, 2021, the Company had thirteen designated hedges and two non-designated hedges.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
(amounts in thousands)	of Year	Additions	Deletions	End of Year
Year ended December 31, 2022
Allowance for doubtful accounts (1)	$52	$97	$72	$77
Allowance for sales returns (2)	810	12,927	13,254	483
Allowance for rental asset loss (3)	1,290	2,940	1,975	2,255
Year ended December 31, 2021
Allowance for doubtful accounts (1)	$52	$60	$60	$52
Allowance for sales returns (2)	742	11,034	10,966	810
Allowance for rental asset loss (3)	575	1,153	438	1,290
Year ended December 31, 2020
Allowance for doubtful accounts (1)	$205	$187	$340	$52
Allowance for sales returns (2)	1,163	10,299	10,720	742
Allowance for rental revenue adjustments (4)	411	2,579	2,594	396
Allowance for rental asset loss (3)	395	559	379	575

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/02/22
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10+	Amended and Restated Employment and Severance Agreement, effective March 1, 2017, between the Registrant and Scott Wilkinson.	10-K	10.11	02/28/17
10.11+	Employment Agreement, dated October 1, 2013, between the Registrant and Alison Bauerlein.	S-1/A	10.12	12/23/13
10.12+	Employment Agreement, dated October 1, 2013, between the Registrant and Matt Scribner.	S-1/A	10.13	12/23/13
10.13+	Employment Agreement, dated October 1, 2013, between the Registrant and Brenton Taylor.	S-1/A	10.14	12/23/13
10.14	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.16	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13
10.17	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.18+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers.	10-K	10.28	02/28/17
10.19	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017.	10-Q	10.1	08/07/18
10.20	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018.	10-Q	10.2	08/07/18
10.21	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018.	10-Q	10.3	08/07/18
10.22	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.23	Lease Agreement, dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19
10.24	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.25+	Employment and Severance Agreement, dated August 17, 2018, between the Registrant and Bart Sanford.	10-Q	10.2	11/06/18
10.26+	Employment and Severance Agreement, dated August 17, 2020, between the Company and Arron Retterer.	10-Q	10.1	11/04/20
10.27+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/25/21
10.28	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	10-K	10.40	02/24/21
10.29+	Employment and Severance Agreement between the Company and George Parr, dated April 12, 2021.	10-Q	10.6	05/04/21
10.30+	Employment and Severance Agreement, between the Company and Stanislav Glezer, dated June 21, 2021.	10-Q	10.1	08/04/21
10.31+	Employment and Severance Agreement, between the Company and Jason M. Somer, dated July 12, 2021.	10-Q	10.2	08/04/21
10.32	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC.	10-Q	10.1	11/04/21

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.33*	Private Label Distribution Agreement, by and between the Company and OxyGo HQ Florida, LLC, dated as of September 23, 2021.	10-Q	10.2	11/04/21
10.34+	Transition Agreement and Release, dated September 30, 2021, between the Company and Brenton Taylor.	10-Q	10.3	11/04/21
10.35+	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer.	10-Q	10.4	11/04/21
10.36+	Offer Letter by and between the Company and Michael K. Sergesketter, dated December 10, 2021.	8-K	10.1	12/13/21
10.37+	Transition Agreement and Release between the Company and Alison Bauerlein, dated December 10, 2021.	8-K	10.2	12/13/21
10.38+	Consulting Agreement by and between the Company and Raymond Huggenberger, effective December 29, 2021.	8-K	10.1	12/30/21

10.39+	Employment and Severance Agreement by and between the Company and Kristin A. Caltrider, effective March 21, 2022.	8-K	10.1	03/04/22

10.40+	Transition Agreement and Release between the Company and Bart Sanford, dated February 6, 2023.	8-K	10.1	02/10/23
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

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
Nabil Shabshab
Chief Executive Officer
President Director
(Principal Executive Officer)
Dated: February 24, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nabil Shabshab and Kristin Caltrider, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nabil Shabshab	Chief Executive Officer, President and Director	February 24, 2023
Nabil Shabshab	(Principal Executive Officer)

/s/ Kristin Caltrider	Chief Financial Officer	February 24, 2023
Kristin Caltrider	(Principal Accounting and Financial Officer)

/s/ Elizabeth Mora	Chairperson of the Board	February 24, 2023
Elizabeth Mora

/s/ Glenn Boehnlein	Director	February 24, 2023
Glenn Boehnlein

/s/ Kevin King	Director	February 24, 2023
Kevin King

/s/ Mary Katherine Ladone	Director	February 24, 2023
Mary Katherine Ladone

/s/ Heather Rider	Director	February 24, 2023
Heather Rider

/s/ Kristen Miranda	Director	February 24, 2023
Kristen Miranda