Form 10-Q
period 2023-03-31
Inogen Inc
filed 2023-05-05
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 23,121,377 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$164,137	$187,014
Marketable securities	10,428	—
Accounts receivable, net	53,885	62,725
Inventories, net	38,822	34,093
Income tax receivable	1,859	1,626
Prepaid expenses and other current assets	14,016	19,187
Total current assets	283,147	304,645
Property and equipment, net	45,942	43,269
Goodwill	32,887	32,852
Operating lease right-of-use asset	21,108	21,653
Other assets	2,590	2,622
Total assets	$385,674	$405,041

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$32,183	$33,974
Accrued payroll	10,757	11,190
Warranty reserve - current	8,075	7,790
Operating lease liability - current	3,570	3,515
Deferred revenue - current	8,794	8,880
Total current liabilities	63,379	65,349
Long-term liabilities
Warranty reserve - noncurrent	12,018	12,123
Operating lease liability - noncurrent	19,179	19,764
Deferred revenue - noncurrent	9,801	10,399
Total liabilities	104,377	107,635
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,120,786 and 22,941,643 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	316,127	312,126
Accumulated deficit	(34,849)	(14,500)
Accumulated other comprehensive loss	(4)	(243)
Total stockholders' equity	281,297	297,406
Total liabilities and stockholders' equity	$385,674	$405,041

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue
Sales revenue	$55,887	$67,402
Rental revenue	16,275	12,983
Total revenue	72,162	80,385
Cost of revenue
Cost of sales revenue	33,964	39,500
Cost of rental revenue, including depreciation of $3,078 and $2,638, respectively	7,465	5,879
Total cost of revenue	41,429	45,379
Gross profit
Gross profit-sales revenue	21,923	27,902
Gross profit-rental revenue	8,810	7,104
Total gross profit	30,733	35,006
Operating expense
Research and development	5,344	5,364
Sales and marketing	28,441	28,039
General and administrative	18,863	15,189
Total operating expense	52,648	48,592
Loss from operations	(21,915)	(13,586)
Other income (expense)
Interest income	1,525	29
Other income (expense)	237	(433)
Total other income (expense), net	1,762	(404)
Loss before provision for income taxes	(20,153)	(13,990)
Provision for income taxes	196	224
Net loss	(20,349)	(14,214)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	170	(203)
Change in net unrealized gains (losses) on foreign currency hedging	—	(528)
Less: reclassification adjustment for net (gains) losses included in net income	—	454
Total net change in unrealized gains (losses) on foreign currency hedging	—	(74)
Change in net unrealized gains (losses) on marketable securities	69	(8)
Total other comprehensive income (loss), net of tax	239	(285)
Comprehensive loss	$(20,110)	$(14,499)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.88)	$(0.62)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.88)	$(0.62)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,009,617	22,754,421
Diluted common shares	23,009,617	22,754,421

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2023 and March 31, 2022
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	2,665	—	—	2,665
Employee stock purchases	30,558	—	915	—	—	915
Vesting of restricted stock units	73,495	—	(958)	—	—	(958)
Shares withheld related to net restricted stock settlement	(2,666)	—	(94)	—	—	(94)
Stock options exercised	3,499	—	29	—	—	29
Net loss	—	—	—	(14,214)	—	(14,214)
Other comprehensive loss	—	—	—	—	(285)	(285)
Balance, March 31, 2022	22,836,472	$23	$302,020	$55,058	$1,184	$358,285

Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	3,442	—	—	3,442
Employee stock purchases	47,676	—	630	—	—	630
Vesting of restricted stock units	77,530	—	(454)	—	—	(454)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(20,349)	—	(20,349)
Other comprehensive income	—	—	—	—	239	239
Balance, March 31, 2023	23,120,786	$23	$316,127	$(34,849)	$(4)	$281,297

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(20,349)	$(14,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,086	5,760
Loss on rental units and other assets	1,099	706
Gain on sale of former rental assets	(21)	(52)
Provision for sales revenue returns and doubtful accounts	2,258	2,953
Provision for inventory losses	603	934
Stock-based compensation expense	3,442	2,665
Change in fair value of earnout liability	—	630
Changes in operating assets and liabilities:
Accounts receivable	6,726	(12,802)
Inventories	(6,362)	(2,515)
Income tax receivable	(233)	(92)
Prepaid expenses and other current assets	5,173	764
Operating lease right-of-use asset	550	832
Other noncurrent assets	47	66
Accounts payable and accrued expenses	(1,845)	6,539
Accrued payroll	(436)	(8,465)
Warranty reserve	180	(633)
Deferred revenue	(684)	(231)
Income tax payable	—	(79)
Operating lease liability	(535)	(864)
Net cash used in operating activities	(6,301)	(18,098)
Cash flows from investing activities
Purchases of available-for-sale securities	(10,359)	—
Investment in property and equipment	(1,076)	(1,366)
Production and purchase of rental equipment	(5,733)	(2,777)
Proceeds from sale of former assets	58	91
Net cash used in investing activities	(17,110)	(4,052)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from financing activities
Proceeds from stock options exercised	384	29
Proceeds from employee stock purchases	630	915
Payment of employment taxes related to release of restricted stock	(455)	(1,052)
Net cash provided by (used in) financing activities	559	(108)
Effect of exchange rates on cash	(25)	133
Net decrease in cash and cash equivalents	(22,877)	(22,125)
Cash and cash equivalents, beginning of period	187,014	235,524
Cash and cash equivalents, end of period	$164,137	$213,399

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$418	$372
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	65	91

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

The results of operations for the three months ended March 31, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price (SSP) and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, and income taxes. Actual results could differ from these estimates.

Restructuring charges

Restructuring costs include workforce reductions, termination benefits, centralizing manufacturing activities, outsourcing, contract termination, and equipment relocation. Key assumptions used in calculating the restructuring costs include the terms of, and payments under, agreements to terminate certain contractual obligations and the timing of reductions in workforce.

3. Fair value measurements

Cash, cash equivalents and marketable securities

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of March 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$23,864	$—	$23,864	$23,864	$—
Level 1:
Money market accounts	99,048	—	99,048	99,048	—

Level 2:
Corporate bonds	5,985	—	5,985	5,985	—
U.S. Treasury securities	25,253	95	25,348	14,920	10,428
Institutional Insured Liquidity Deposit Savings	20,320	—	20,320	20,320	—
Total	$174,470	$95	$174,565	$164,137	$10,428

	As of December 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash
	cost	gains	Fair value	equivalents
Cash	$27,970	$—	$27,970	$27,970
Level 1:
Money market accounts	113,534	—	113,534	113,534

Level 2:
Corporate bonds	6,474	—	6,474	6,474
U.S. Treasury securities	18,913	26	18,939	18,939
Institutional Insured Liquidity Deposit Savings	20,097	—	20,097	20,097
Total	$186,988	$26	$187,014	$187,014

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related payable of $203 and $422 as of March 31, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2022	$(269)	$26	$(243)
Other comprehensive income	170	69	239
Balance as of March 31, 2023	$(99)	$95	$(4)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for foreign currency translation adjustments and unrealized gains and losses on marketable securities, the Company does not have any transactions or other economic events that qualify as other comprehensive income (loss).

4. Balance sheet components

Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following:

	March 31,	December 31,
Cash and cash equivalents	2023	2022
Cash	$23,864	$27,970
Money market accounts	99,048	113,534
Corporate bonds	5,985	6,474
U.S. Treasury securities	14,920	18,939
Institutional Insured Liquidity Deposit Savings	20,320	20,097
Total cash and cash equivalents	$164,137	$187,014
Marketable securities
U.S. Treasury securities	10,428	—
Total marketable securities	$10,428	$—

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
Net accounts receivable	2023	2022
Rental (1)	$7,392	$5,246
Business-to-business and other receivables (2)	46,493	57,479
Total net accounts receivable	$53,885	$62,725

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) One customer had accounts receivable balances of $7,734 and $9,861 as of March 31, 2023 and December 31, 2022, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $12,000 in coverage as of March 31, 2023 and December 31, 2022, for this customer with a $400 deductible and 10% retention; and 2) One customer had an accounts receivable balance of $18,757 and $22,641 as of March 31, 2023 and December 31, 2022.

The following table sets forth the accounts receivable allowances as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Allowances - accounts receivable	2023	2022
Doubtful accounts	$156	$77
Sales returns	699	483
Total allowances - accounts receivable	$855	$560

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $18,757 and $7,734, respectively, as of March 31, 2023, and two customers each represented more than 10% of the Company's net accounts receivable balance with accounts receivable balances of $22,641 and $9,861, respectively, as of December 31, 2022.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 73.8% and 79.0% of rental revenue in the three months ended March 31, 2023 and 2022, respectively, and based on total revenue were 16.6% and 12.8% for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $3,039 or 5.6% of total net accounts receivable as of March 31, 2023 compared to $2,138 or 3.4% of total net accounts receivable as of December 31, 2022.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2023, the Company’s three major vendors accounted for 34.1%, 13.1% and 7.3%, respectively, of total raw material purchases. For the three months ended March 31, 2022, the Company’s three major vendors accounted for 25.2%, 19.9% and 8.4%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 77.0% and 73.2% of the non-U.S. revenue for the three months ended March 31, 2023 and 2022, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2023 and 2022, respectively, is as follows:

	Three months ended March 31,
	2023	2022
U.S. revenue	$53,190	$52,444
Non-U.S. revenue	18,972	27,941
Total revenue	$72,162	$80,385

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,296 and $1,249 as of March 31, 2023 and December 31, 2022, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $3,041 and $7,017 as of March 31, 2023 and December 31, 2022, respectively, that were classified in prepaid expenses and other current assets. During the three months ended March 31, 2023 and 2022, $1,013 and $533, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials and work-in-progress	$25,689	$26,496
Finished goods	14,291	9,324
Less: reserves	(1,158)	(1,727)
Inventories, net	$38,822	$34,093

Property and equipment

Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,311 and $1,030 for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022
Rental equipment	$3,078	$2,638
Other property and equipment	982	975
Total depreciation and amortization	$4,060	$3,613

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
Property and equipment	2023	2022
Rental equipment, net of allowances of $2,765 and $2,255, respectively	$63,250	$61,679
Other property and equipment	34,507	33,434
Property and equipment	97,757	95,113

Accumulated depreciation
Rental equipment	30,363	31,320
Other property and equipment	21,452	20,524
Accumulated depreciation	51,815	51,844

Property and equipment, net
Rental equipment, net of allowances of $2,765 and $2,255, respectively	32,887	30,359
Other property and equipment	13,055	12,910
Property and equipment, net	$45,942	$43,269

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of March 31, 2023 and March 31, 2022.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

Balance as of December 31, 2022	$32,852
Translation adjustment	35
Balance as of March 31, 2023	$32,887

As of March 31, 2023, the Company had no accumulated impairment losses related to goodwill.

Current liabilities

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$18,043	$18,237
Accrued inventory (in-transit and unvouchered receipts) and trade payables	8,688	10,837
Accrued purchasing card liability	3,459	2,606
Accrued franchise, sales and use taxes	480	492
Other accrued expenses	1,513	1,802
Accounts payable and accrued expenses	$32,183	$33,974

Accrued payroll as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued bonuses	$2,076	$2,620
Accrued wages and other payroll related items	5,043	4,967
Accrued vacation	3,449	3,133
Accrued employee stock purchase plan deductions	189	470
Accrued payroll	$10,757	$11,190

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $972 and $971 for the three months ended March 31, 2023 and 2022, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$994	$1,008
Operating lease cost	957	975
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	264	—
Weighted average remaining lease term	2.1 years	2.7 years
Weighted average discount rate	3.0%	2.9%

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

Maturities of lease liabilities due in the 12-month period ending March 31,
2024	$4,002
2025	3,464
2026	2,787
2027	2,803
2028	2,842
Thereafter	8,675
24,573
Less imputed interest	(1,824)
Total lease liabilities	$22,749

Operating lease liability - current	$3,570
Operating lease liability - noncurrent	$19,179
Total lease liabilities	$22,749

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

The computation of EPS is as follows:

	Three months ended March 31,
	2023	2022
Numerator—basic and diluted:
Net loss	$(20,349)	$(14,214)

Denominator:
Weighted average common shares - basic common stock (1)	23,009,617	22,754,421
Weighted average common shares - diluted common stock (2)	23,009,617	22,754,421

Net loss per share - basic common stock	$(0.88)	$(0.62)
Net loss per share - diluted common stock (2)	$(0.88)	$(0.62)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,009,617	22,754,421
Stock options and other dilutive awards	228,281	88,193
Weighted average common shares - diluted common stock	23,237,898	22,842,614
Shares excluded from diluted weighted average shares:
Stock options	286,861	380,890
Restricted stock units and restricted stock awards	491,406	577,242
Shares excluded from diluted weighted average shares	778,267	958,132

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
(2)
Due to net losses for the three months ended March 31, 2023 and March 31, 2022, diluted loss per share is the same as basic.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2022, the Company recorded a full valuation allowance of $41,933. As of March 31, 2023, the Company continued to record a valuation allowance against its deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of March 31, 2023, options to purchase 2,866 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

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

As of March 31, 2023, awards with respect to 1,931,076 shares of the Company’s common stock were outstanding, and 691,309 shares of common stock remained available for issuance under the 2014 Plan. The shares available for issuance under the 2014 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2012 Plan is 2,328,569 shares). The number of shares available for issuance under the 2014 Plan also is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
895,346 shares;
•
4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as the Company’s board of directors may determine.

For 2023, an additional 895,346 shares were added to the 2014 Plan share reserve pursuant to the provision described above.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

The activity for stock options under the Company’s stock plans for the three months ended March 31, 2023 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2022	348,284	$1.17-$83.30	$44.21	0.43	$2.07
Exercised	(54,432)	1.17-8.37	7.03
Forfeited	(4,125)	44.19	44.19
Outstanding as of March 31, 2023	289,727	8.37-83.30	51.19	0.22	0.04
Vested and exercisable as of March 31, 2023	289,727	8.37-83.30	51.19	0.22	0.04
Vested and expected to vest as of March 31, 2023	289,727	$8.37-$83.30	$51.19	0.22	$0.04

The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $735 and $84, respectively. As of March 31, 2023, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the three months ended March 31, 2023 is summarized below:

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Granted	670,317	536,990	1,207,307	15.84
Vested	(90,677)	(15,618)	(106,295)	38.36
Forfeited/canceled	(80,175)	(60,904)	(141,079)	31.10
Unvested restricted stock units as of March 31, 2023 (1)	1,320,406	643,665	1,964,071	$22.82
Unvested and expected to vest restricted stock units outstanding as of March 31, 2023			1,475,786	$23.12

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Vested	(495)	—	(495)	69.32
Unvested restricted stock awards outstanding as of March 31, 2023 (1)	291	—	291	$42.93
Unvested and expected to vest restricted stock awards outstanding as of March 31, 2023			272	$42.93

(1) Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of March 31, 2023, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $28,329, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years.

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

As of March 31, 2023, a total of 638,951 shares of common stock were available for sale pursuant to the ESPP.

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

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

For 2023, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022, was as follows:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$3,305	$2,468
Employee stock purchase plan	137	197
Total stock-based compensation expense	$3,442	$2,665

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

For the three months ended March 31, 2023 and 2022, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2023	2022
Cost of revenue	$84	$233
Research and development	458	384
Sales and marketing	774	591
General and administrative	2,126	1,457
Total stock-based compensation expense	$3,442	$2,665

9. Commitments and contingencies

Purchase obligations

The Company had approximately $111,400 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2023.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three and twelve-month periods ended March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Product warranty liability at beginning of period	$19,913	$13,726
Accruals for warranties issued	1,681	10,416
Adjustments related to preexisting warranties	1,540	8,234
Settlements made (in cash or in kind)	(3,041)	(12,463)
Product warranty liability at end of period	$20,093	$19,913

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements (continued)

(unaudited)

(amounts in thousands, except share and per share amounts)

sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the three months ended March 31, 2023 was primarily driven by $1,674 of revenue recognized that were included in the deferred revenue balances as of December 31, 2022, partially offset by $869 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $15,729 and $16,534 as of March 31, 2023 and December 31, 2022, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue in the consolidated balance sheet.

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

10. Restructuring charges

The Company incurred $1,809 of restructuring costs during the three months ended March 31, 2023, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, centralizing manufacturing activities, equipment relocation and outsourcing.

11. Foreign currency exchange contracts and hedging

As of March 31, 2023 and March 31, 2022, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $8,041 and $2,445, respectively, and $0 and $1,704, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one month. During the three months ended March 31, 2023 and 2022, these contracts had, net of tax, an unrealized loss of $0 and $74, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2023 and 2022,there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of March 31, 2023, the Company had no designated hedges and one non-designated hedge. As of March 31, 2022, the Company had eight designated hedges and one non-designated hedge.

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
•
our expectations regarding the effect of the COVID-19 pandemic and related public health emergency (PHE);
•
our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes associated with the COVID-19 pandemic and related PHE impacting respiratory care, CMS changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;
•
our expectations with respect to our restructuring and cost reduction initiatives;
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
•
our expectations regarding our sales and marketing channels related to our prescriber sales team, including the expansion of the sales team and concierge service representatives and implementation of healthcare data, insights and its impact on clinician awareness and coverage, POC penetration, and sales team productivity;
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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Rove 4,” “Rove 6,” “Live Life in Moments, not Minutes,” “Never Run Out of Oxygen,” “Oxygen Therapy on Your Terms,” “Oxygen.Anytime.Anywhere,” “Reclaim Your Independence,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Brazil, India, Malaysia, and South Africa. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2023 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.

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

We continued to see inflated costs related to the acquisition and availability of semiconductor chips negatively impact our cost of sales revenue in the first quarter of 2023, and we expect this to continue to impact our cost of sales revenue for the remainder of 2023. We incurred significant costs associated with acquiring chips on the open market and a portion of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. Additionally, we are seeing cost inflation for other components used in our products.

We also have experienced, along with most other companies across many industries, the macroeconomic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue through 2023. These challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response we have implemented more flexible workplace requirements for certain roles, including remote workplace opportunities, but we still expect to be challenged by the macroeconomic employment environment.

For additional information on risk factors that could impact our results, please refer to the sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of innovative portable oxygen concentrators (POCs) is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of March 31, 2023, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products have been sold internationally through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

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

To accomplish this goal and to grow our revenue, we intend to:

•
Optimize our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We launched a prescriber sales force initiative in February 2022 to market directly to physicians, gaining the prescription at initiation and maximizing the number of months of billing for long-term oxygen treatment. Also, as part of our growth plans, we expect to continue to expand sales capacity by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.
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
•
Expand our domestic home medical equipment (HME) provider and reseller sales. We are also focused on building our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model. Supplemental oxygen is a treatment prescribed by healthcare professionals for some patients with hypoxemia, which in some cases may be caused or exacerbated by COVID-19.
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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $5.3 million and $5.4 million in the three months ended March 31, 2023 and March 31, 2022, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Rove 6, our latest portable oxygen concentrator, in December 2022. We have also received U.S. Food and Drug Administration 510(k) clearance for the Rove 4 that will be launched in 2023. The Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. We launched the Inogen One G5® in 2019. The Inogen One G5 is similar to the product specifications of the Rove 6. We estimate that the Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

Inogen Connect, our connectivity platform on our Inogen One G4® and Inogen One G5 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates. We believe home oxygen providers have also found features such as remote troubleshooting, equipment health checks, and location tracking to help drive operational efficiencies when transitioning away from the oxygen tank delivery model.

We plan to also invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

•
Expand our product offerings and indications for use. We are focused on expanding new products that drive benefits to patients, prescribers and our customers with a clinically-relevant pipeline. These products would include innovations that strengthen our offerings in chronic obstructive pulmonary disease, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced portable oxygen concentrations with digital health value added services, broader use for hypercapnia and shortness-of-breath, and expansion to other related disease indications. We are also committed to exploring complementary acquisition opportunities to strengthen our technology, product offerings, and channel access.

Cost Reduction Initiatives

During the first quarter of 2023, we implemented certain operational efficiency and cost-savings initiatives intended to align our resources with our product strategy, reduce our operating expense, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, centralizing manufacturing activities, and outsourcing. The efficiency and cost-savings initiatives are designed to reduce cost of revenue and operating expense and enable us to efficiently align our resources in areas providing the greatest benefit.

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

We sold approximately 26,900 systems in the three months ended March 31, 2023 and 30,400 systems for the same period in 2022. The decline in the current period was caused primarily by lower direct-to-consumer sales driven by fewer inside sales representatives as the transformation of this team was underway. Going forward, our plan is to optimize our sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training.

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

Rental revenue increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased, as detailed in the Reimbursement section below. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 45,800 and 43,200 oxygen rental patients as of March 31, 2023 and March 31, 2022, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended March 31, 2023 and 2022, approximately 73.8% and 79.0%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive loss.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate based on revenue channel mix, as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue in 2023. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Sales revenue

Our sales revenue is primarily derived from the sale of our Rove, Inogen One, and Inogen At Home systems in addition to our related accessories to individual consumers, our private label partner, HME providers, distributors, resellers, and charitable organizations worldwide. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the sales teams, secure additional insurance contracts, and increase new rental setups. In addition, we expect to benefit from higher Medicare reimbursement rates through December 31, 2023 and reduced administrative requirements for oxygen therapy enacted during the COVID-19 PHE. We also expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, including the impact of COVID-19 PHE changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

The impact of supply chain disruptions began negatively affecting our cost of sales revenue starting in the third quarter of 2021 and is expected to continue to do so through 2023. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs.

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

Rental gross margin percentage could fluctuate due to changes in depreciation expense, cost to service and maintain the rental fleet as well as the percentage of billable patients as a percentage of patients on service.

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

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen therapy, including significant investments in clinical research. We continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We will also focus research and development efforts on broadening our product portfolio.

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

Going forward, our plan is to optimize our sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect to continue to invest in sales and marketing by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation as well as increasing our rental infrastructure and rising patient support costs as our patient and customer base increases.

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory, legal, human resources, and information technology departments as well as facilities costs, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. General and administrative expense also includes one-time costs, such as restructuring, acquisition expenses or changes in the fair value of the New Aera earnout liability.

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

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains (losses), as well as interest income earned on cash equivalents and marketable securities.

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

Results of operations

Comparison of three months ended March 31, 2023 and 2022

Revenue

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$55,887	$67,402	$(11,515)	-17.1%	77.4%	83.8%
Rental revenue	16,275	12,983	3,292	25.4%	22.6%	16.2%
Total revenue	$72,162	$80,385	$(8,223)	-10.2%	100.0%	100.0%

Sales revenue decreased $11.5 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, a decrease of 17.1% from the comparable period. The decrease was primarily attributable to a decrease in domestic direct-to-consumer sales and lower international business-to-business sales, partially offset by higher domestic business-to-business sales. We sold approximately 26,900 oxygen systems during the three months ended March 31, 2023 compared to approximately 30,400 oxygen systems sold during the three months ended March 31, 2022, a decrease of 11.5%. The decrease in the number of systems sold resulted primarily due to lower direct-to-consumer sales as the transformation of this team was underway during the current year period.

Rental revenue increased $3.3 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, or an increase of 25.4% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates.

	Three months ended
(amounts in thousands)	March 31,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$12,585	$5,101	$7,484	146.7%	17.4%	6.3%
Business-to-business international sales	18,972	27,941	(8,969)	-32.1%	26.3%	34.8%
Direct-to-consumer domestic sales	24,330	34,360	(10,030)	-29.2%	33.7%	42.7%
Direct-to-consumer domestic rentals	16,275	12,983	3,292	25.4%	22.6%	16.2%
Total revenue	$72,162	$80,385	$(8,223)	-10.2%	100.0%	100.0%

Domestic business-to-business sales increased 146.7% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to our ability to meet all customer demand during the first three months of 2023 versus the comparative period in the prior period that had supply constraints and limited shipments.

International business-to-business sales decreased 32.1% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, mostly driven by intentional focus on fulfilling European orders in our international business-to-business sales channel prior to the EU MDR certificate expiration in the comparative period in 2022. In the three months ended March 31, 2023, sales in Europe as a percentage of total international sales revenue decreased to 81.8% versus 98.2% in the comparative period in 2022.

Domestic direct-to-consumer sales decreased 29.2% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices versus the comparative period in the prior period.

Domestic direct-to-consumer rentals increased 25.4% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$33,964	$39,500	$(5,536)	-14.0%	47.1%	49.1%
Cost of rental revenue	7,465	5,879	1,586	27.0%	10.3%	7.4%
Total cost of revenue	$41,429	$45,379	$(3,950)	-8.7%	57.4%	56.5%

Gross profit - sales revenue	$21,923	$27,902	$(5,979)	-21.4%	30.4%	34.7%
Gross profit - rental revenue	8,810	7,104	1,706	24.0%	12.2%	8.8%
Total gross profit	$30,733	$35,006	$(4,273)	-12.2%	42.6%	43.5%

Gross margin percentage - sales revenue	39.2%	41.4%
Gross margin percentage- rental revenue	54.1%	54.7%
Total gross margin percentage	42.6%	43.5%

Cost of sales revenue decreased $5.5 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, a decrease of 14.0% from the comparable period due primarily to lower sales volumes and improved manufacturing productivity, partially offset by increased premiums paid for components used to manufacture our batteries and motherboards used in our POCs. The first quarter of 2023 included $4.5 million of higher material costs associated with open-market purchases of semiconductor chips used in our batteries and POCs.

Cost of rental revenue increased $1.6 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, an increase of 27.0% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $3.1 million of rental asset depreciation for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022.

Gross margin on sales revenue decreased to 39.2% for the three months ended March 31, 2023 from 41.4% for the three months ended March 31, 2022. The decrease was primarily due to a shift in channel mix, with a higher volume of units sold through the business-to-business channel versus the direct-to-consumer channel. Total worldwide business-to-business sales revenue accounted for 56.5% of total sales revenue in the three months ended March 31, 2023 versus 49.0% in the three months ended March 31, 2022. The decrease was partially offset by lower labor and overhead costs per unit and higher average selling prices.

Gross margin on rental revenue decreased to 54.1% for the three months ended March 31, 2023 from 54.7% for the three months ended March 31, 2022, primarily due to higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$5,344	$5,364	$(20)	-0.4%	7.4%	6.6%

Research and development expense slightly decreased for the three months ended March 31, 2023 from the three months ended March 31, 2022, with a decrease of 0.4% from the comparable period, primarily due to a $1.9 million decrease in amortization costs of intangible assets, partially offset by an increase of $1.3 million in product development expenses and $0.5 million of personnel-related expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$28,441	$28,039	$402	1.4%	39.4%	34.9%

Sales and marketing expense increased $0.4 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, an increase of 1.4% from the comparable period, primarily due to an increase of $1.3 million in professional fees and licenses and $0.9 million of consulting fees, partially offset by a decrease of $1.5 million of media and advertising costs. In the three months ended March 31, 2023, we spent $6.4 million in media and advertising costs versus $7.9 million in the comparative period in 2022.

General and administrative expense

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$18,863	$15,189	$3,674	24.2%	26.1%	18.9%

General and administrative expense increased $3.7 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, an increase of 24.2% from the comparable period. The increase was primarily attributable to an increase of $1.8 million in restructuring and severance costs, $1.4 million in personnel-related expenses, and $0.6 million in acquisition-related expenses incurred as part of business development activities. These increases were partially offset by a $0.6 million decrease in the change in the fair value of the New Aera earnout liability.

Other income (expense)

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income	$1,525	$29	$1,496	5158.6%	2.1%	0.0%
Other income (expense)	237	(433)	670	-154.7%	0.3%	-0.5%
Total other income (expense), net	$1,762	$(404)	$2,166	536.1%	2.4%	-0.5%

Total other income (expense), net increased $2.2 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, an increase of 536.1% from the comparable period, primarily attributable due to an increase of $1.5 million in interest income due to the higher interest rate environment and an increase of $0.7 million in net foreign currency gains.

Income tax expense

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$196	$224	$(28)	-12.5%	0.3%	0.3%
Effective income tax rate	-1.0%	-1.6%

Income tax expense decreased slightly for the three months ended March 31, 2023 from the three months ended March 31, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior periods were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022, primarily due to lower foreign taxes and minimum state taxes.

Net loss

	Three months ended
	March 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(20,349)	$(14,214)	$(6,135)	43.2%	-28.2%	-17.7%

Net loss increased $6.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, or an increase of 43.2% from the comparable period. The increase in net loss was primarily related to a reduction in gross profit and higher operating expense.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of March 31, 2023, we had purchase obligations with outside vendors and suppliers of approximately $111.4 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Liquidity and capital resources

As of March 31, 2023, we had cash and cash equivalents of $164.1 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $10.4 million, which had maturities of greater than three months. For the three months ended March 31, 2023 and 2022, we received $1.0 million and $0.9 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2023 consisted of net cash used in operating activities of $6.3 million as well as net cash used in investing activities of $10.4 million for purchases of marketable securities and capital expenditures of $6.8 million for additional rental equipment and other property, plant and equipment.

We believe that our current cash, cash equivalents, and marketable securities and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2023 vs. 2022
Summary of consolidated cash flows	2023	2022	$	%
Cash used in operating activities	$(6,301)	$(18,098)	$11,797	-65.2%
Cash used in investing activities	(17,110)	(4,052)	(13,058)	322.3%
Cash provided by (used in) financing activities	559	(108)	667	-617.6%
Effect of exchange rates on cash	(25)	133	(158)	-118.8%
Net decrease in cash and cash equivalents	$(22,877)	$(22,125)	$(752)	3.4%

(amounts in thousands)	March 31,	December 31,
Summary of working capital	2023	2022
Total current assets	$283,147	$304,645
Total current liabilities	63,379	65,349
Net working capital	$219,768	$239,296

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of our net loss of $20.3 million, partially offset by non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $4.1 million, stock-based compensation expense of $3.4 million, provision for sales returns and doubtful accounts of $2.3 million, net loss on disposal of rental assets and other assets of $1.1 million, and provision for inventory obsolescence and other inventory losses of $0.6 million. The net changes in operating assets and liabilities resulted in a net increase in cash of $2.6 million.

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

For the three months ended March 31, 2023, we invested $10.4 million in the purchase of marketable securities and $6.8 million in the production and purchase of rental assets and other property and equipment

For the three months ended March 31, 2022, we invested $4.1 million in the production and purchase of rental assets and other property and equipment.

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

For the three months ended March 31, 2023, net cash provided by financing activities consisted of $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

For the three months ended March 31, 2022, net cash used in financing activities consisted of the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.1 million, partially offset by $0.9 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

Sources of funds

Our net cash used in operating activities in the three months ended March 31, 2023 was $6.3 million compared to $18.1 million in the three months ended March 31, 2022. As of March 31, 2023, we had cash and cash equivalents of $164.1 million.

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net income (loss) excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation, change in fair value of earnout liability, acquisition-related expenses, and restructuring-related and other charges. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, the impact of stock-based compensation expense, the impact of the change in fair value of the earnout liability, the impact of acquisition-related expenses, and the impact of restructuring-related costs. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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
•
Adjusted EBITDA does not include acquisition-related expenses, whether the acquisition was consummated or not pursued;
•
Adjusted EBITDA does not include charges represent the costs associated with workforce reductions and associated costs and other restructuring-related activities; and
•
other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2023	2022
Net loss (GAAP)	$(20,349)	$(14,214)
Non-GAAP adjustments:
Interest income	(1,525)	(29)
Provision for income taxes	196	224
Depreciation and amortization	4,086	5,760
EBITDA (non-GAAP)	(17,592)	(8,259)
Stock-based compensation	3,442	2,665
Acquisition-related expenses	554	—
Restructuring-related and other charges	1,809	—
Change in fair value of earnout liability	—	630
Adjusted EBITDA (non-GAAP)	$(11,787)	$(4,964)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2023 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $1.5 million decline in revenue for the three months ended March 31, 2023. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $164.1 million as of March 31, 2023, which consisted of highly liquid investments with a maturity of three months or less, and $10.4 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2023 and March 31, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023, which are incorporated by reference herein, except as disclosed below.

An economic recession, downturn, period of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced severe volatility and disruptions in the past several years, including as a result of the impacts of COVID-19, increasing inflation, geopolitical conflict and uncertainties, and the recent events in the U.S. banking sector, including the collapse of Silicon Valley Bank and other financial institutions in March 2023. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures or continued unpredictable and unstable market conditions. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and/or strain our suppliers. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets and our customers could be delayed in making payments for our products. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As discussed elsewhere in this Quarterly Report on Form 10-Q, we incurred $1.8 million of restructuring costs during the three months ended March 31, 2023, primarily in connection with our cost reduction initiatives. On May 3, 2023, the company announced a cost restructuring that was intended to improve operational efficiency, reduce operating costs and better align our workforce with the current needs of our business. We currently expect restructuring costs to be $1.8 million, consisting primarily of severance and termination benefits and related costs. We expect the vast majority of the cash expenses related to the restructuring costs to be paid over the first and second quarters of 2023. These estimates are subject to a number of assumptions, and actual results may differ.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Transition Agreement and Release between the Company and Bart Sanford, dated February 10, 2023	8-K	10.1	02/10/23

21.1	List of Subsidiaries of the Registrant	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 5, 2023	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 5, 2023	By:	/s/ Kristin Caltrider
Kristin Caltrider
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)