Form 10-Q
period 2023-06-30
Inogen Inc
filed 2023-08-08
CIK 1294133

®®

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 23,194,473 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$167,687	$187,014
Marketable securities	2,459	—
Accounts receivable, net	51,135	62,725
Inventories, net	30,744	34,093
Income tax receivable	1,821	1,626
Prepaid expenses and other current assets	15,377	19,187
Total current assets	269,223	304,645
Property and equipment, net	49,195	43,269
Goodwill	32,889	32,852
Operating lease right-of-use asset	20,267	21,653
Other assets	2,777	2,622
Total assets	$374,351	$405,041

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$27,612	$33,974
Accrued payroll	10,835	11,190
Warranty reserve - current	8,602	7,790
Operating lease liability - current	3,622	3,515
Deferred revenue - current	8,696	8,880
Total current liabilities	59,367	65,349
Long-term liabilities
Warranty reserve - noncurrent	12,596	12,123
Operating lease liability - noncurrent	18,257	19,764
Deferred revenue - noncurrent	9,352	10,399
Total liabilities	99,572	107,635
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,194,034 and 22,941,643 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	319,357	312,126
Accumulated deficit	(44,675)	(14,500)
Accumulated other comprehensive income (loss)	74	(243)
Total stockholders' equity	274,779	297,406
Total liabilities and stockholders' equity	$374,351	$405,041

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Sales revenue	$68,343	$89,291	$124,230	$156,693
Rental revenue	15,292	14,085	31,567	27,068
Total revenue	83,635	103,376	155,797	183,761
Cost of revenue
Cost of sales revenue	42,028	50,661	75,992	90,161
Cost of rental revenue, including depreciation of $3,238 and $2,720, for the three months ended and $6,316 and $5,358 for the six months ended, respectively	7,563	6,457	15,028	12,336
Total cost of revenue	49,591	57,118	91,020	102,497
Gross profit
Gross profit-sales revenue	26,315	38,630	48,238	66,532
Gross profit-rental revenue	7,729	7,628	16,539	14,732
Total gross profit	34,044	46,258	64,777	81,264
Operating expense
Research and development	4,293	6,064	9,637	11,428
Sales and marketing	26,906	30,388	55,347	58,427
General and administrative	14,613	12,682	33,476	27,871
Total operating expense	45,812	49,134	98,460	97,726
Loss from operations	(11,768)	(2,876)	(33,683)	(16,462)
Other income (expense)
Interest income	1,646	225	3,171	254
Other income (expense)	337	(722)	574	(1,155)
Total other income (expense), net	1,983	(497)	3,745	(901)
Loss before provision for income taxes	(9,785)	(3,373)	(29,938)	(17,363)
Provision for income taxes	41	69	237	293
Net loss	(9,826)	(3,442)	(30,175)	(17,656)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	7	(634)	177	(837)
Change in net unrealized gains (losses) on foreign currency hedging	7	(1,204)	7	(1,878)
Less: reclassification adjustment for net (gains) losses included in net income	—	606	—	1,206
Total net change in unrealized gains (losses) on foreign currency hedging	7	(598)	7	(672)
Change in net unrealized gains (losses) on marketable securities	64	7	133	(1)
Total other comprehensive income (loss), net of tax	78	(1,225)	317	(1,510)
Comprehensive loss	$(9,748)	$(4,667)	$(29,858)	$(19,166)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.42)	$(0.15)	$(1.31)	$(0.77)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.42)	$(0.15)	$(1.31)	$(0.77)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,146,117	22,845,040	23,078,244	22,799,981
Diluted common shares	23,146,117	22,845,040	23,078,244	22,799,981

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2023 and June 30, 2022
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, March 31, 2022	22,836,472	$23	$302,020	$55,058	$1,184	$358,285
Stock-based compensation	—	—	3,020	—	—	3,020
Restricted stock awards issued, net of forfeitures	(5,011)	—	—	—	—	—
Vesting of restricted stock units	29,221	—	(104)	—	—	(104)
Shares withheld related to net restricted stock settlement	(117)	—	(3)	—	—	(3)
Stock options exercised	5,150	—	6	—	—	6
Net loss	—	—	—	(3,442)	—	(3,442)
Other comprehensive loss	—	—	—	—	(1,225)	(1,225)
Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537

Balance, March 31, 2023	23,120,786	$23	$316,127	$(34,849)	$(4)	$281,297
Stock-based compensation	—	—	3,263	—	—	3,263
Vesting of restricted stock units	73,248	—	(33)	—	—	(33)
Net loss	—	—	—	(9,826)	—	(9,826)
Other comprehensive income	—	—	—	—	78	78
Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779

	Six months ended June 30, 2023 and June 30, 2022
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	5,685	—	—	5,685
Employee stock purchases	30,558	—	915	—	—	915
Restricted stock awards issued, net of forfeitures	(5,011)	—	—	—	—	—
Vesting of restricted stock units	102,716	—	(1,062)	—	—	(1,062)
Shares withheld related to net restricted stock settlement	(2,783)	—	(97)	—	—	(97)
Stock options exercised	8,649	—	35	—	—	35
Net loss	—	—	—	(17,656)	—	(17,656)
Other comprehensive loss	—	—	—	—	(1,510)	(1,510)
Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537

Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	6,705	—	—	6,705
Employee stock purchases	47,676	—	630	—	—	630
Vesting of restricted stock units	150,778	—	(487)	—	—	(487)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(30,175)	—	(30,175)
Other comprehensive income	—	—	—	—	317	317
Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(30,175)	$(17,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,394	11,608
Loss on rental units and other assets	2,138	1,466
Gain on sale of former rental assets	(40)	(93)
Provision for sales revenue returns and doubtful accounts	4,488	6,200
Provision for inventory losses	989	1,552
Stock-based compensation expense	6,705	5,685
Change in fair value of earnout liability	—	(1,411)
Changes in operating assets and liabilities:
Accounts receivable	7,145	(13,788)
Inventories	1,143	(2,623)
Income tax receivable	(187)	(327)
Prepaid expenses and other current assets	3,813	482
Operating lease right-of-use asset	1,391	1,428
Other noncurrent assets	91	87
Accounts payable and accrued expenses	(6,456)	281
Accrued payroll	(358)	(4,637)
Warranty reserve	1,285	778
Deferred revenue	(1,231)	(27)
Income tax payable	—	(82)
Operating lease liability	(1,406)	(1,490)
Net cash used in operating activities	(2,271)	(12,567)
Cash flows from investing activities
Maturities of available-for-sale securities	10,500	9,988
Purchases of available-for-sale securities	(12,826)	—
Investment in intangible assets	(494)	—
Investment in property and equipment	(3,116)	(2,236)
Production and purchase of rental equipment	(11,810)	(7,083)
Proceeds from sale of former assets	96	153
Net cash provided by (used in) investing activities	(17,650)	822

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from financing activities
Proceeds from stock options exercised	384	35
Proceeds from employee stock purchases	630	915
Payment of employment taxes related to release of restricted stock	(488)	(1,159)
Net cash provided by (used in) financing activities	526	(209)
Effect of exchange rates on cash	68	51
Net decrease in cash and cash equivalents	(19,327)	(11,903)
Cash and cash equivalents, beginning of period	187,014	235,524
Cash and cash equivalents, end of period	$167,687	$223,621

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$420	$483
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	115	345

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology business that primarily develops, manufactures and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company refers to as the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen anytime, anywhere with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

The results of operations for the three and six months ended June 30, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

3. Fair value measurements

Cash, cash equivalents and marketable securities

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of June 30, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$27,692	$—	$27,692	$27,692	$—
Level 1:
Money market accounts	99,504	—	99,504	99,504	—

Level 2:
U.S. Treasury securities	22,218	160	22,378	19,919	2,459
Institutional Insured Liquidity Deposit Savings	20,572	—	20,572	20,572	—
Total	$169,986	$160	$170,146	$167,687	$2,459

	As of December 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash
	cost	gains	Fair value	equivalents
Cash	$27,970	$—	$27,970	$27,970
Level 1:
Money market accounts	113,534	—	113,534	113,534

Level 2:
Corporate bonds	6,474	—	6,474	6,474
U.S. Treasury securities	18,913	26	18,939	18,939
Institutional Insured Liquidity Deposit Savings	20,097	—	20,097	20,097
Total	$186,988	$26	$187,014	$187,014

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $179 and payable of $422 as of June 30, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2022	$(269)	$26	$—	$(243)
Other comprehensive income	177	133	7	317
Balance as of June 30, 2023	$(92)	$159	$7	$74

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for foreign currency translation adjustments and unrealized gains and losses on marketable securities, the Company does not have any transactions or other economic events that qualify as other comprehensive income (loss).

4. Balance sheet components

Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following:

	June 30,	December 31,
Cash and cash equivalents	2023	2022
Cash	$27,692	$27,970
Money market accounts	99,504	113,534
Corporate bonds	—	6,474
U.S. Treasury securities	19,919	18,939
Institutional Insured Liquidity Deposit Savings	20,572	20,097
Total cash and cash equivalents	$167,687	$187,014
Marketable securities
U.S. Treasury securities	2,459	—
Total marketable securities	$2,459	$—

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
Net accounts receivable	2023	2022
Rental (1)	$5,886	$5,246
Business-to-business and other receivables (2)	45,249	57,479
Total net accounts receivable	$51,135	$62,725

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) One customer had accounts receivable balances of $5,878 and $9,861 as of June 30, 2023 and December 31, 2022, respectively. The customer received extended payment terms through a direct financing plan offered. The Company also has a credit insurance policy in place, which allocated up to $12,000 in coverage as of June 30, 2023 and December 31, 2022, for this customer with a $400 deductible and 10% retention; and 2) One customer had an accounts receivable balance of $14,421 and $22,641 as of June 30, 2023 and December 31, 2022.

The following table sets forth the accounts receivable allowances as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Allowances - accounts receivable	2023	2022
Doubtful accounts	$236	$77
Sales returns	684	483
Total allowances - accounts receivable	$920	$560

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $14,421 and $5,878, respectively, as of June 30, 2023, and two customers each represented more than 10% of the Company's net accounts receivable balance with accounts receivable balances of $22,641 and $9,861, respectively, as of December 31, 2022.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 72.1% and 78.5% of rental revenue in the six months ended June 30, 2023 and 2022, respectively, and based on total revenue were 14.6% and 11.6% for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,143 or 4.2% of total net accounts receivable as of June 30, 2023 compared to $2,138 or 3.4% of total net accounts receivable as of December 31, 2022.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2023, the Company’s three major vendors accounted for 30.1%, 14.5% and 11.0%, respectively, of total raw material purchases. For the six months ended June 30, 2022, the Company’s three major vendors accounted for 24.4%, 22.3% and 8.8%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 80.0% and 77.4% of the non-U.S. revenue for the three months ended June 30, 2023 and 2022, respectively, were invoiced in Euros. Approximately 78.7% and 75.6% of the non-U.S. revenue for the six months ended June 30, 2023 and 2022, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2023 and 2022, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
U.S. revenue	$60,343	$65,935	$113,533	$118,379
Non-U.S. revenue	23,292	37,441	42,264	65,382
Total revenue	$83,635	$103,376	$155,797	$183,761

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,087 and $1,249 as of June 30, 2023 and December 31, 2022, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $2,369 and $7,017 as of June 30, 2023 and December 31, 2022, respectively, that were classified in prepaid expenses and other current assets. During the six months ended June 30, 2023 and 2022, $1,567 and $692, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials and work-in-progress	$22,100	$26,496
Finished goods	10,231	9,324
Less: reserves	(1,587)	(1,727)
Inventories, net	$30,744	$34,093

Property and equipment

Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,241 and $1,201 for the three months ended June 30, 2023 and 2022, respectively, and $2,553 and $2,230 for the six months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Rental equipment	$3,238	$2,720	$6,316	$5,358
Other property and equipment	1,017	978	1,999	1,953
Total depreciation and amortization	$4,255	$3,698	$8,315	$7,311

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,
Property and equipment	2023	2022
Rental equipment, net of allowances of $2,885 and $2,255, respectively	$65,603	$61,679
Other property and equipment	36,494	33,434
Property and equipment	102,097	95,113

Accumulated depreciation
Rental equipment	30,535	31,320
Other property and equipment	22,367	20,524
Accumulated depreciation	52,902	51,844

Property and equipment, net
Rental equipment, net of allowances of $2,885 and $2,255, respectively	35,068	30,359
Other property and equipment	14,127	12,910
Property and equipment, net	$49,195	$43,269

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of June 30, 2023 and June 30, 2022.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

Balance as of December 31, 2022	$32,852
Translation adjustment	37
Balance as of June 30, 2023	$32,889

As of June 30, 2023, the Company had no accumulated impairment losses related to goodwill.

Current liabilities

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$13,389	$18,237
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,913	10,837
Accrued purchasing card liability	4,065	2,606
Accrued franchise, sales and use taxes	482	492
Other accrued expenses	1,763	1,802
Accounts payable and accrued expenses	$27,612	$33,974

Accrued payroll as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued bonuses	$1,661	$2,620
Accrued wages and other payroll related items	5,664	4,967
Accrued vacation	3,099	3,133
Accrued employee stock purchase plan deductions	411	470
Accrued payroll	$10,835	$11,190

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $964 and $958 for the three months ended June 30, 2023 and 2022, respectively, and $1,936 and $1,929 for the six months ended June 30, 2023 and 2022, respectively.

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2023	2022
Cash paid for operating lease liabilities	$1,986	$1,994
Operating lease cost	1,920	1,932
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	264	225
Weighted average remaining lease term	2.0 years	2.7 years
Weighted average discount rate	3.0%	2.9%

Maturities of lease liabilities due in the 12-month period ending June 30,
2024	$4,030
2025	3,149
2026	2,778
2027	2,813
2028	2,845
Thereafter	7,967
23,582
Less imputed interest	(1,703)
Total lease liabilities	$21,879

Operating lease liability - current	$3,622
Operating lease liability - noncurrent	$18,257
Total lease liabilities	$21,879

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator—basic and diluted:
Net loss	$(9,826)	$(3,442)	$(30,175)	$(17,656)

Denominator:
Weighted average common shares - basic common stock (1)	23,146,117	22,845,040	23,078,244	22,799,981
Weighted average common shares - diluted common stock (2)	23,146,117	22,845,040	23,078,244	22,799,981

Net loss per share - basic common stock	$(0.42)	$(0.15)	$(1.31)	$(0.77)
Net loss per share - diluted common stock (2)	$(0.42)	$(0.15)	$(1.31)	$(0.77)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,146,117	22,845,040	23,078,244	22,799,981
Stock options and other dilutive awards	90,017	93,181	211,114	127,759
Weighted average common shares - diluted common stock	23,236,134	22,938,221	23,289,358	22,927,740
Shares excluded from diluted weighted average shares:
Stock options	54,498	325,734	54,498	325,734
Restricted stock units and restricted stock awards	1,209,475	509,785	377,931	503,435
Shares excluded from diluted weighted average shares	1,263,973	835,519	432,429	829,169

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
(2)
Due to net losses for the three and six months ended June 30, 2023 and June 30, 2022, diluted loss per share is the same as basic.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2022, the Company recorded a full valuation allowance of $41,933. As of June 30, 2023, the Company continued to record a valuation allowance against its deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of June 30, 2023, options to purchase 2,866 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares and options to purchase shares of its common stock. As of June 30, 2023, awards with respect to 1,980,633 shares of the Company’s common stock were outstanding. An additional 895,346 shares were added to the 2014 Plan share reserve for 2023.

The Company’s stockholders approved the adoption of the 2023 Equity Incentive Plan (2023 Plan) on May 31, 2023 that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. The 2023 Plan became effective June 5, 2023. The 2014 Plan terminated upon effectiveness of the 2023 Plan and no further awards will be made under the 2014 Plan, but the 2014 Plan will continue to govern awards previously granted under it. The number of shares of common stock reserved for issuance under the 2023 Plan was: (i) 400,000 shares, plus (ii) (A) 2,027,790 shares that, as of immediately before the termination or expiration of the 2014 Plan, had been reserved but not issued under any 2014 Plan awards and are not subject to any awards granted under the 2014 Plan, plus (B) any shares subject to awards granted under the 2014 Plan or the 2012 Plan that, after the 2014 Plan is terminated or expired, expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest, plus (C) any shares that, after the 2014 Plan is terminated or expired, are tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations with respect to an award granted under the 2014 Plan or 2012 Plan, with the maximum number of shares that may be added to the 2023 Plan under subsection (ii) above equal to 2,950,000 shares.

As of June 30, 2023, 1,255,532 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of 1) expiration or termination of awards and 2) tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the six months ended June 30, 2023 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2022	348,284	$1.17-$83.30	$44.21	0.43	$2.07
Exercised	(54,432)	1.17-8.37	7.03
Forfeited	(4,125)	44.19	44.19
Expired	(232,363)	44.19	44.19
Outstanding as of June 30, 2023	57,364	8.37-83.30	79.56	0.57	0.16
Vested and exercisable as of June 30, 2023	57,364	8.37-83.30	79.56	0.57	0.16
Vested and expected to vest as of June 30, 2023	57,364	$8.37-$83.30	$79.56	0.57	$0.16

The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $735 and $204, respectively. As of June 30, 2023, all stock-based compensation expense for options granted under the Plans was recognized.

Stock incentive awards

The Company granted restricted stock units (RSUs) and restricted stock awards (RSAs) under the 2014 Plan (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

Stock Awards granted with only time-based service vesting conditions generally vest over three-year and four-year service periods, as defined in the terms of each award. Stock Awards that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance criteria established at the time of the award. The portion of the Stock Award that is earned may equal or be more or less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Stock Awards activity for the six months ended June 30, 2023 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Granted	855,708	536,990	1,392,698	15.11
Vested	(167,044)	(15,618)	(182,662)	35.32
Forfeited/canceled	(214,852)	(73,185)	(288,037)	25.97
Unvested restricted stock units as of June 30, 2023 (1)	1,294,753	631,384	1,926,137	$21.20
Unvested and expected to vest restricted stock units outstanding as of June 30, 2023			1,369,435	$21.64

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Vested	(786)	—	(786)	59.55
Unvested restricted stock awards outstanding as of June 30, 2023 (1)	—	—	—	$—
Unvested and expected to vest restricted stock awards outstanding as of June 30, 2023			—	$—

(1) Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of June 30, 2023, the unrecognized compensation cost related to unvested employee restricted stock units and restricted stock awards was $23,037, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.2 years.

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

As of June 30, 2023, a total of 638,951 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2023, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$3,177	$2,891	$6,482	$5,359
Employee stock purchase plan	86	129	223	326
Total stock-based compensation expense	$3,263	$3,020	$6,705	$5,685

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

For the three and six months ended June 30, 2023 and 2022, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$153	$303	$237	$536
Research and development	376	412	834	796
Sales and marketing	658	766	1,432	1,357
General and administrative	2,076	1,539	4,202	2,996
Total stock-based compensation expense	$3,263	$3,020	$6,705	$5,685

9. Commitments and contingencies

Purchase obligations

The Company had approximately $124,400 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2023.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six and twelve-month periods ended June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Product warranty liability at beginning of period	$19,913	$13,726
Accruals for warranties issued	4,241	10,416
Adjustments related to preexisting warranties	2,817	8,234
Settlements made (in cash or in kind)	(5,773)	(12,463)
Product warranty liability at end of period	$21,198	$19,913

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the six months ended June 30, 2023 was primarily driven by $3,309 of revenue recognized that were included in the deferred revenue balances as of December 31, 2022, partially offset by $1,820 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $15,045 and $16,534 as of June 30, 2023 and December 31, 2022, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue in the consolidated balance sheet.

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

10. Restructuring charges

The Company incurred $201 and $2,010 of restructuring costs during the three and six months ended June 30, 2023, respectively, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of comprehensive loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, centralizing manufacturing activities, equipment relocation and outsourcing.

11. Foreign currency exchange contracts and hedging

As of June 30, 2023 and June 30, 2022, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $31,178 and $3,219, respectively, and $20,644 and $4,540, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expire within one to six months. During the six months ended June 30, 2023 and 2022, these contracts had, net of tax, an unrealized gain of $7 and an unrealized loss of $672, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2023, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the six months ended June 30, 2022, there were three ineffective portions relation to these hedges. As of June 30, 2023, the Company had six designated hedges and four non-designated hedges. As of June 30, 2022, the Company had three designated hedges and four non-designated hedges.

12. Subsequent events

On July 10, 2023, the Company entered into a share purchase agreement to acquire Physio-Assist SAS for approximately $32,000 in cash at closing and up to $13,000 in potential earn-out payment based on future regulatory clearances. Physio-Assist SAS, directly and through its wholly owned subsidiary, PhysioAssist GmbH, is in the business of the design, production and marketing of medical devices for bronchial decongestion (airway clearance technique) for patients suffering from obstructive respiratory diseases. The closing of the transaction is subject to certain customary closing conditions.

The Company entered into an assignment and assumption of lease agreement for the lease of its current corporate headquarters on July 13, 2023. The assignment of the lease will be effective upon the completion of certain conditions. The Company entered into an additional operating lease on August 2, 2023 for its new corporate headquarters that has not yet commenced, with total minimum lease payments of $1,292. This operating lease is estimated to commence in September 2023 with a lease term of approximately 4 years.

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
•
our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services (CMS) changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;
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
•
our ability to efficiently integrate Physio-Assist, if the transaction closes, and our ability to obtain regulatory clearances in the U.S.;
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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the mark “Rove 4” and “Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the mark “Rove 4” in Canada, Europe (the European Union), and the United Kingdom. We own pending applications for the mark “Rove 6” in Canada, Europe (the European Union), and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2023 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.

Macroeconomic environment

The global economy is experiencing increased inflationary pressures. The macroeconomic environment has had significant and potentially will continue to have unexpected adverse effects on businesses and healthcare institutions around the world and has and may continue to negatively impact our consolidated operating results. Higher interest rates and capital costs and increased shipping costs are expected to impact demand for our products while the potential for continued supply chain disruptions and inflationary impact on material, labor and logistics could increase our cost of operations.

We continued to see inflated costs related to the acquisition of semiconductor chips negatively impact our cost of sales revenue in the first and second quarter of 2023, and we expect this to continue to impact our cost of sales revenue for the remainder of 2023. We incurred significant costs associated with acquiring chips on the open market and a portion of these costs increased our prepaid expense and inventory given that these components were not yet in finished products that were sold during the period. Additionally, we are seeing cost inflation for other components used in our products.

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

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of POCs is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of June 30, 2023, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold internationally through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

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

To accomplish this goal and to grow our revenue, we intend to:

•
Optimize our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We have a continued focus on the prescriber sales force initiative, which markets directly to physicians, gaining the prescription at initiation and maximizing the number of months of billing for long-term oxygen treatment. Also, as part of our growth plans, we expect to continue to expand sales capacity by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.
•
Refine our domestic direct-to-consumer marketing to maximize efficiency. We continue to refine our marketing efforts to drive patient awareness for our products. This marketing activity drives patient inquiries regarding the ability to switch from their current oxygen modality to our technology. We plan to optimize marketing spend to drive consumer and physician awareness of our products in 2023.
•
Expand our rental revenues. We are evolving our operating model to focus the enhanced prescriber sales team to drive increased rental revenue by establishing relationships with the prescriber through a consistent cadence of contact.
•
Expand our domestic home medical equipment (HME) provider and reseller network. We have continued focus on our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model.
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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $4.3 million and $6.1 million in the three months ended June 30, 2023 and 2022, respectively, and $9.6 million and $11.4 million in the six months ended June 30, 2023 and 2022, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Rove 6, our latest portable oxygen concentrator, in December 2022. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Rove 4 that will be launched in 2023. The Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Rove 6 is the first portable oxygen concentrator with an 8-year expected service life. The 8-year expected service life will also be extended to Inogen One G5 portable oxygen concentrators through the same regulatory processes as the Rove 6 in the United States. We launched the Inogen One G5® in 2019. The Inogen One G5 is similar to the product specifications of the Rove 6. We estimate that the Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

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

•
Expand our product offerings and indications for use. We are focused on expanding new products that drive benefits to patients, prescribers and our customers with a clinically relevant pipeline. These products would include innovations that strengthen our offerings in chronic obstructive pulmonary disease, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced portable oxygen concentrators with digital health value added services, broader use for hypercapnia and shortness-of-breath, and expansion to other related disease indications. We are also committed to exploring complementary acquisition opportunities to strengthen our technology, product offerings, and channel access.

Cost Reduction Initiatives

During the first half of 2023, we implemented certain operational efficiency and cost-savings initiatives intended to align our resources with our product strategy, reduce our operating expense, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, centralizing manufacturing activities, and outsourcing certain back-office activities. The efficiency and cost-savings initiatives are designed to reduce cost of revenue and operating expense and enable us to efficiently align our resources in areas providing the greatest benefit.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our portable oxygen concentrators, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, hiring additional sales representatives directly or through our contract sales organization, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

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

Our business-to-business efforts are focused on selling to distributors, HME oxygen providers, our private label partner, and resellers who are based inside and outside of the United States. This process involves interactions with various key customer stakeholders including sales, purchasing, product testing, and clinical personnel. Businesses that have patient demand that can be met with our products place purchase orders to secure product deployment. This may be influenced based on outside factors, including the result of tender offerings, changes in insurance plan coverage or reimbursement rates, business restructuring activities toward a non-delivery model, capital constraints, mergers and acquisitions, and overall changes in the net oxygen therapy patient populations. As a result of these factors, product purchases can be subject to changes in demand by customers.

We sold approximately 34,100 systems in the three months ended June 30, 2023 and 42,400 systems for the same period in 2022. We sold approximately 61,000 systems in the six months ended June 30, 2023 and 72,800 for the same period in 2022. The decline in the current period was caused primarily by lower international business-to-business sales reflecting prioritization of sales in the second quarter of 2022 in advance of the EU MDD certificate expiration. Additionally, there were lower direct-to-consumer sales driven by fewer inside sales representatives, a result of activities over the first six months of the year to scale the channel efficiently and profitably. We continue to focus on optimizing profitability in our direct-to-consumer channel, driving sales productivity with an efficiently scaled sales organization.

Rental revenue

Our rental process involves numerous interactions with the individual patient, their physician and the physician’s staff. The process includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, and their medical history to confirm the appropriateness of our product for the patient’s oxygen therapy and compliance with Medicare and private payor billing requirements, which often necessitates additional physician evaluation and/or testing for oxygen. Once the product is deployed, the patient receives instruction on product use and may receive a clinical titration from our licensed staff to confirm the product meets the patient’s medical oxygen needs prior to billing. As a result, the period of time from initial contact with a patient to billing can vary significantly and be up to one month or longer. CMS adopted additional changes to the administrative requirements to dispense and bill for oxygen therapy which may have reduced the administrative burden and increased patient access to our products.

Rental revenue increased in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

A portion of the rental patient population operates in a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. This capped period begins after month 36 and continues until month 60. The ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increase. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the post-36 month capped rental period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off of service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 48,900 and 43,800 oxygen rental patients as of June 30, 2023 and June 30, 2022, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectable balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended June 30, 2023 and 2022, approximately 70.2% and 78.0%, respectively, and for the six months ended June 30, 2023 and 2022, approximately 72.1% and 78.5%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

Sales revenue

Our sales revenue is primarily derived from the sale of our Rove, Inogen One, and Inogen At Home systems in addition to our related accessories to individual consumers, our private label partner, HME providers, distributors, and resellers. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.
Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the sales teams, secure additional insurance contracts, and increase new rental setups. In addition, we expect to benefit from higher Medicare reimbursement rates through December 31, 2023. We also expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

Going forward, our plan is to optimize our sales capacity while focusing on increased productivity, improved sales personnel and lead distribution systems, and improved training. We expect to continue to invest in sales and marketing by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation as well as increasing our rental patient support infrastructure as our patient and customer base increases.

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

Other income (expense), net

Our other income (expense), net consists primarily of interest income earned on cash equivalents and marketable securities, as well as foreign currency gains (losses).

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

Results of operations

Comparison of three months ended June 30, 2023 and 2022

Revenue

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$68,343	$89,291	$(20,948)	-23.5%	81.7%	86.4%
Rental revenue	15,292	14,085	1,207	8.6%	18.3%	13.6%
Total revenue	$83,635	$103,376	$(19,741)	-19.1%	100.0%	100.0%

Sales revenue decreased $20.9 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, a decrease of 23.5% from the comparable period. The decrease was primarily attributable to a decrease in international business-to-business sales and lower domestic direct-to-consumer sales, partially offset by higher domestic business-to-business sales. We sold approximately 34,100 oxygen systems during the three months ended June 30, 2023 compared to approximately 42,400 oxygen systems sold during the three months ended June 30, 2022, a decrease of 19.6%.

Rental revenue increased $1.2 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, or an increase of 8.6% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates, partially offset by increased rental revenue adjustments.

	Three months ended
(amounts in thousands)	June 30,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$18,272	$11,212	$7,060	63.0%	21.8%	10.9%
Business-to-business international sales	23,292	37,441	(14,149)	-37.8%	27.9%	36.2%
Direct-to-consumer domestic sales	26,779	40,638	(13,859)	-34.1%	32.0%	39.3%
Direct-to-consumer domestic rentals	15,292	14,085	1,207	8.6%	18.3%	13.6%
Total revenue	$83,635	$103,376	$(19,741)	-19.1%	100.0%	100.0%

Domestic business-to-business sales increased 63.0% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to our ability to meet all customer demand during the three months ended June 30, 2023 as compared to the prior period, which had limited shipments to this channel due to supply constraints.

International business-to-business sales decreased 37.8% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, mostly driven by the intentional focus in the comparative period in 2022 on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the three months ended June 30, 2023, sales in Europe as a percentage of total international sales revenue slightly decreased to 91.5% versus 92.1% from the comparative period in 2022.

Domestic direct-to-consumer sales decreased 34.1% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by lower volume due to lower sales representative headcount and marketing spend as we continue to drive towards improved profitability for this channel.

Domestic direct-to-consumer rentals increased 8.6% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023, partially offset by increased rental revenue adjustments.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$42,028	$50,661	$(8,633)	-17.0%	50.3%	49.0%
Cost of rental revenue	7,563	6,457	1,106	17.1%	9.0%	6.3%
Total cost of revenue	$49,591	$57,118	$(7,527)	-13.2%	59.3%	55.3%

Gross profit - sales revenue	$26,315	$38,630	$(12,315)	-31.9%	31.5%	37.3%
Gross profit - rental revenue	7,729	7,628	101	1.3%	9.2%	7.4%
Total gross profit	$34,044	$46,258	$(12,214)	-26.4%	40.7%	44.7%

Gross margin percentage - sales revenue	38.5%	43.3%
Gross margin percentage- rental revenue	50.5%	54.2%
Total gross margin percentage	40.7%	44.7%

Cost of sales revenue decreased $8.6 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, a decrease of 17.0% from the comparable period due primarily to lower sales volumes. The second quarter of 2023 included $3.5 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $8.0 million in the second quarter of 2022.

Cost of rental revenue increased $1.1 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, an increase of 17.1% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $3.2 million of rental asset depreciation for the three months ended June 30, 2023 compared to $2.7 million for the three months ended June 30, 2022.

Gross margin on sales revenue decreased to 38.5% for the three months ended June 30, 2023 from 43.3% for the three months ended June 30, 2022. The decrease was primarily due to a shift in channel mix, with a higher volume of units sold through the domestic business-to-business channel versus the direct-to-consumer and international business-to-business channels as well as impact from pricing pressure in the business-to-business channels. This was partially offset by lower premiums paid for components. The increase was partially offset by higher average selling prices. Total worldwide business-to-business sales revenue accounted for 60.8% of total sales revenue in the three months ended June 30, 2023 versus 54.5% in the three months ended June 30, 2022.

Gross margin on rental revenue decreased to 50.5% for the three months ended June 30, 2023 from 54.2% for the three months ended June 30, 2022, primarily due to increased rental revenue adjustments and higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$4,293	$6,064	$(1,771)	-29.2%	5.1%	5.9%

Research and development expense decreased $1.8 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, a decrease of 29.2% from the comparable period, primarily due to a $1.9 million decrease in amortization costs of intangible assets.

Sales and marketing expense

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$26,906	$30,388	$(3,482)	-11.5%	32.2%	29.4%

Sales and marketing expense decreased $3.5 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, a decrease of 11.5% from the comparable period, primarily due to a decrease of $2.7 million in personnel-related expenses and $1.7 million of media and advertising costs, partially offset by an increase of $1.8 million of consulting fees. In the three months ended June 30, 2023, we spent $6.7 million in media and advertising costs versus $8.4 million in the comparative period in 2022.

General and administrative expense

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$14,613	$12,682	$1,931	15.2%	17.5%	12.3%

General and administrative expense increased $1.9 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, an increase of 15.2% from the comparable period. The increase was primarily attributable to a $2.0 million increase due to the prior year favorable change in the fair value of the New Aera earnout liability, partially offset by a decrease of $0.7 million in personnel-related expenses.

Other income (expense)

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income	$1,646	$225	$1,421	631.6%	2.0%	0.2%
Other income (expense)	337	(722)	1,059	146.7%	0.4%	-0.7%
Total other income (expense), net	$1,983	$(497)	$2,480	499.0%	2.4%	-0.5%

Total other income (expense), net increased $2.5 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, an increase of 499.0% from the comparable period, primarily attributable due to an increase of $1.4 million in interest income due to the higher interest rate environment and an increase of $1.1 million in net foreign currency gains.

Income tax expense

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$41	$69	$(28)	-40.6%	0.0%	0.1%
Effective income tax rate	-0.4%	-2.0%

Income tax expense decreased slightly for the three months ended June 30, 2023 from the three months ended June 30, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior periods were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the three months ended June 30, 2023 increased compared to the three months ended June 30, 2022, primarily due to lower foreign taxes and minimum state taxes.

Net loss

	Three months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(9,826)	$(3,442)	$(6,384)	185.5%	-11.7%	-3.3%

Net loss increased $6.4 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, or an increase of 185.5% from the comparable period. The increase in net loss was primarily related to a reduction in sales revenue and gross profit.

Comparison of six months ended June 30, 2023 and 2022

Revenue

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$124,230	$156,693	$(32,463)	-20.7%	79.7%	85.3%
Rental revenue	31,567	27,068	4,499	16.6%	20.3%	14.7%
Total revenue	$155,797	$183,761	$(27,964)	-15.2%	100.0%	100.0%

Sales revenue decreased $32.5 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, a decrease of 20.7% from the comparable period. The decrease was primarily attributable to a decrease in domestic direct-to-consumer sales and lower international business-to-business sales, partially offset by higher domestic business-to-business sales. We sold approximately 61,000 oxygen systems during the six months ended June 30, 2023 compared to approximately 72,800 oxygen systems sold during the six months ended June 30, 2022, a decrease of 16.2%.

Rental revenue increased $4.5 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, or an increase of 16.6% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates, partially offset by increased rental revenue adjustments.

	Six months ended
(amounts in thousands)	June 30,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$30,857	$16,313	$14,544	89.2%	19.8%	8.9%
Business-to-business international sales	42,264	65,382	(23,118)	-35.4%	27.1%	35.6%
Direct-to-consumer domestic sales	51,109	74,998	(23,889)	-31.9%	32.8%	40.8%
Direct-to-consumer domestic rentals	31,567	27,068	4,499	16.6%	20.3%	14.7%
Total revenue	$155,797	$183,761	$(27,964)	-15.2%	100.0%	100.0%

Domestic business-to-business sales increased 89.2% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to our ability to meet all customer demand during the first six months of 2023 as compared to the prior period, which had supply constraints and limited shipments.

International business-to-business sales decreased 35.4% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, mostly driven by intentional focus in the comparative period in 2022 on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the six months ended June 30, 2023, sales in Europe as a percentage of total international sales revenue decreased to 87.2% versus 94.7% in the comparative period in 2022.

Domestic direct-to-consumer sales decreased 31.9% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by lower volume due to lower sales representative headcount and lower marketing spend during the transformation of this team, partially offset by increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 16.6% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023, partially offset by increased rental revenue adjustments.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$75,992	$90,161	$(14,169)	-15.7%	48.8%	49.1%
Cost of rental revenue	15,028	12,336	2,692	21.8%	9.6%	6.7%
Total cost of revenue	$91,020	$102,497	$(11,477)	-11.2%	58.4%	55.8%

Gross profit - sales revenue	$48,238	$66,532	$(18,294)	-27.5%	31.0%	36.2%
Gross profit - rental revenue	16,539	14,732	1,807	12.3%	10.6%	8.0%
Total gross profit	$64,777	$81,264	$(16,487)	-20.3%	41.6%	44.2%

Gross margin percentage - sales revenue	38.8%	42.5%
Gross margin percentage- rental revenue	52.4%	54.4%
Total gross margin percentage	41.6%	44.2%

Cost of sales revenue decreased $14.2 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, a decrease of 15.7% from the comparable period due primarily to lower sales volumes, lower premiums paid for components and lower labor and overhead costs. The first half of 2023 included $8.0 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $11.5 million in the first half of 2022.

Cost of rental revenue increased $2.7 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, an increase of 21.8% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $6.3 million of rental asset depreciation for the six months ended June 30, 2023 compared to $5.4 million for the six months ended June 30, 2022.

Gross margin on sales revenue decreased to 38.8% for the six months ended June 30, 2023 from 42.5% for the six months ended June 30, 2022. The decrease was primarily due to a shift in channel mix, with a higher volume of units sold through the domestic business-to-business channel versus the international business-to-business and direct-to-consumer channels. The decrease was partially offset by lower premiums paid for components and labor and overhead costs. Total worldwide business-to-business sales revenue accounted for 58.9% of total sales revenue in the six months ended June 30, 2023 versus 52.1% in the six months ended June 30, 2022.

Gross margin on rental revenue decreased to 52.4% for the six months ended June 30, 2023 from 54.4% for the six months ended June 30, 2022, primarily due to higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$9,637	$11,428	$(1,791)	-15.7%	6.2%	6.2%

Research and development expense decreased $1.8 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, representing a decrease of 15.7% from the comparable period. This was due primarily to a $3.9 million decrease in amortization costs of intangible assets, partially offset by an increase of $1.2 million in product development expenses and $0.6 million of personnel-related expenses.

Sales and marketing expense

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$55,347	$58,427	$(3,080)	-5.3%	35.5%	31.8%

Sales and marketing expense decreased $3.1 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, a decrease of 5.3% from the comparable period, primarily due to a decrease of $3.2 million of media and advertising costs, a decrease of $3.1 million in personnel-related expenses and a $0.9 million reduction in credit card and financing fees, partially offset by an increase of $2.7 million of consulting fees and an increase of $1.2 million in dues, fees and licenses. In the six months ended June 30, 2023, we spent $13.1 million in media and advertising costs versus $16.3 million in the comparative period in 2022.

General and administrative expense

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$33,476	$27,871	$5,605	20.1%	21.5%	15.2%

General and administrative expense increased $5.6 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, an increase of 20.1% from the comparable period. The increase was primarily attributable to an increase of $2.0 million in restructuring and severance costs, $1.4 million related to the prior period benefit from the change in the earnout liability, $1.0 million of consulting and $0.8 million in acquisition-related expenses incurred as part of business development activities.

Other income (expense)

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income	$3,171	$254	$2,917	1148.4%	2.0%	0.1%
Other income (expense)	574	(1,155)	1,729	149.7%	0.4%	-0.6%
Total other income (expense), net	$3,745	$(901)	$4,646	515.6%	2.4%	-0.5%

Total other income (expense), net increased $4.6 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, an increase of 515.6% from the comparable period, primarily attributable due to an increase of $2.9 million in interest income due to the higher interest rate environment and an increase of $1.7 million in net foreign currency gains.

Income tax expense

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$237	$293	$(56)	-19.1%	0.2%	0.2%
Effective income tax rate	-0.8%	-1.7%

Income tax expense decreased slightly for the six months ended June 30, 2023 from the six months ended June 30, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior periods were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022, primarily due to lower foreign taxes and minimum state taxes.

Net loss

	Six months ended
	June 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(30,175)	$(17,656)	$(12,519)	70.9%	-19.4%	-9.6%

Net loss increased $12.5 million for the six months ended June 30, 2023 from the six months ended June 30, 2022, or an increase of 70.9% from the comparable period. The increase in net loss was primarily related to a reduction in sales revenue and gross profit.

Contractual obligations

We obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Where appropriate, the purchases are applied to inventory component prepayments that are outstanding with the respective supplier. As of June 30, 2023, we had purchase obligations with outside vendors and suppliers of approximately $124.4 million of which the timing varies depending on demand, current supply on hand and other factors. The obligations normally do not extend beyond twelve-month time frames.

Except as indicated above, there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Liquidity and capital resources

As of June 30, 2023, we had cash and cash equivalents of $167.7 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $2.5 million, which had maturities of greater than three months. For the six months ended June 30, 2023 and 2022, we received $1.0 million and $1.0 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the six months ended June 30, 2023 consisted of net cash used in operating activities of $2.3 million as well as net cash used in investing activities of capital expenditures of $15.4 million for additional rental equipment, other property, plant and equipment, intangible assets, and $2.3 million for net purchases of marketable securities.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2023 vs. 2022
Summary of consolidated cash flows	2023	2022	$	%
Cash used in operating activities	$(2,271)	$(12,567)	$10,296	-81.9%
Cash provided by (used in) investing activities	(17,650)	822	(18,472)	-2247.2%
Cash provided by (used in) financing activities	526	(209)	735	-351.7%
Effect of exchange rates on cash	68	51	17	33.3%
Net decrease in cash and cash equivalents	$(19,327)	$(11,903)	$(7,424)	62.4%

(amounts in thousands)	June 30,	December 31,
Summary of working capital	2023	2022
Total current assets	$269,223	$304,645
Total current liabilities	59,367	65,349
Net working capital	$209,856	$239,296

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of $30.2 million, partially offset by non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $8.4 million, stock-based compensation expense of $6.7 million, provision for sales returns and doubtful accounts of $4.5 million, net loss on disposal of rental assets and other assets of $2.1 million, and provision for inventory obsolescence and other inventory losses of $1.0 million. The net changes in operating assets and liabilities resulted in a net cash provided by of $5.2 million.

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

Investing activities

Net cash provided by (used in) investing activities generally includes the production and purchase of rental assets, property, plant and equipment, and intangibles to support our expanding business as well as maturities (purchases) of marketable securities.

For the six months ended June 30, 2023, we invested $14.9 million in the production and purchase of rental assets and other property and equipment, $12.8 million in the purchase of marketable securities and $0.5 million in intangible assets, partially offset by $10.5 million in maturities of marketable securities.

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

For the six months ended June 30, 2023, net cash provided by financing activities consisted of $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

For the six months ended June 30, 2022, net cash used in financing activities consisted of the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.2 million, partially offset by $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program.

Sources of funds

Our net cash used in operating activities in the six months ended June 30, 2023 was $2.3 million compared to $12.6 million in the six months ended June 30, 2022. As of June 30, 2023, we had cash and cash equivalents of $167.7 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2023	2022	2023	2022
Net loss (GAAP)	$(9,826)	$(3,442)	$(30,175)	$(17,656)
Non-GAAP adjustments:
Interest income	(1,646)	(225)	(3,171)	(254)
Provision for income taxes	41	69	237	293
Depreciation and amortization	4,308	5,848	8,394	11,608
EBITDA (non-GAAP)	(7,123)	2,250	(24,715)	(6,009)
Stock-based compensation	3,263	3,020	6,705	5,685
Acquisition-related expenses	467	—	1,021	—
Restructuring-related and other charges	201	—	2,010	—
Change in fair value of earnout liability	—	(2,041)	—	(1,411)
Adjusted EBITDA (non-GAAP)	$(3,192)	$3,229	$(14,979)	$(1,735)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2023 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $3.3 million decline in revenue for the six months ended June 30, 2023. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $167.7 million as of June 30, 2023, which consisted of highly liquid investments with a maturity of three months or less, and $2.5 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2023 and June 30, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the three or six months ended June 30, 2023 or June 30, 2022.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023, which are incorporated by reference herein, except as disclosed below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 2, 2023, the Company entered into a commercial building lease (the “Lease”), by and between the Company and Townsgate Business Park 2, LLC, a Delaware limited liability company and Majestic Luna 2, LLC, a Delaware limited liability company, as tenants-in-common, for approximately 18,000 rentable square feet located at 859 Ward Drive, Goleta, California 93111 (collectively, the “New Headquarters”). The Lease will replace the lease for the Company’s existing Goleta headquarters, which will be assigned to a third party pursuant to the terms of a previously executed Assignment and Assumption of Lease Agreement. The Company expects to take possession of the New Headquarters on September 1, 2023, at which time the Company expects to move to the New Headquarters. The initial term of the Lease expires on January 31, 2028. The Lease also grants to the Company one option to renew the Lease for an additional four (4) years, commencing when the initial term expires, at the fair market rental rate (as defined in the Lease) and otherwise pursuant to the terms and conditions of the Lease. The minimum monthly base rent under the Lease will initially be $26,892 per month.

The foregoing summary of the Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease, which is filed as Exhibit 10.5 to this report.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	2023 Equity Incentive Plan	8-K	10.1	06/06/23

10.2	Form of Stock Option Agreement under the 2023 Equity Incentive Plan	8-K	10.2	06/06/23

10.3	Form of Restricted Stock Unit Agreement (Time-Based) under the 2023 Equity Incentive Plan	8-K	10.3	06/06/23

10.4	Form of Restricted Stock Unit Agreement (Performance-Based) under the 2023 Equity Incentive Plan	8-K	10.4	06/06/23

10.5	Lease Agreement, dated July 27, 2023, by and between the Company, and Townsgate Business Park 2, LLC and Majestic Luna 2, LLC, as tenants-in-common	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 8, 2023	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 8, 2023	By:	/s/ Kristin Caltrider
Kristin Caltrider
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)