Form 10-Q
period 2023-09-30
Inogen Inc
filed 2023-11-09
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
859 Ward Drive Goleta, CA	93111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

As of November 3, 2023, the registrant had 23,307,814 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$124,608	$187,014
Marketable securities	13,432	—
Accounts receivable, net	48,380	62,725
Inventories, net	24,015	34,093
Income tax receivable	470	1,626
Prepaid expenses and other current assets	14,363	19,187
Total current assets	225,268	304,645
Property and equipment, net	49,525	43,269
Goodwill	9,869	32,852
Intangible assets, net	34,067	177
Operating lease right-of-use asset	21,184	21,653
Other assets	3,783	2,445
Total assets	$343,696	$405,041

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$30,413	$33,974
Accrued payroll	8,369	11,190
Warranty reserve - current	9,027	7,790
Operating lease liability - current	3,894	3,515
Deferred revenue - current	8,479	8,880
Income tax payable	200	—
Total current liabilities	60,382	65,349
Long-term liabilities
Warranty reserve - noncurrent	13,329	12,123
Operating lease liability - noncurrent	18,873	19,764
Earnout liability	3,178	—
Deferred revenue - noncurrent	8,883	10,399
Deferred tax liability	8,421	—
Total liabilities	113,066	107,635
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,306,825 and 22,941,643 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	321,584	312,126
Accumulated deficit	(90,394)	(14,500)
Accumulated other comprehensive loss	(583)	(243)
Total stockholders' equity	230,630	297,406
Total liabilities and stockholders' equity	$343,696	$405,041

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Sales revenue	$67,973	$90,672	$192,203	$247,365
Rental revenue	15,994	14,717	47,561	41,785
Total revenue	83,967	105,389	239,764	289,150
Cost of revenue
Cost of sales revenue	42,708	55,891	118,700	146,052
Cost of rental revenue, including depreciation of $3,364 and $2,795, for the three months ended and $9,680 and $8,153 for the nine months ended, respectively	7,495	6,700	22,523	19,036
Total cost of revenue	50,203	62,591	141,223	165,088
Gross profit
Gross profit-sales revenue	25,265	34,781	73,503	101,313
Gross profit-rental revenue	8,499	8,017	25,038	22,749
Total gross profit	33,764	42,798	98,541	124,062
Operating expense
Research and development	4,489	4,581	14,126	16,009
Sales and marketing	26,091	33,734	81,438	92,161
General and administrative	17,011	14,775	50,487	42,646
Impairment charges	32,894	—	32,894	—
Total operating expense	80,485	53,090	178,945	150,816
Loss from operations	(46,721)	(10,292)	(80,404)	(26,754)
Other income (expense)
Interest income, net	1,801	868	4,972	1,122
Other (expense) income	(398)	(12)	176	(1,167)
Total other income (expense), net	1,403	856	5,148	(45)
Loss before provision for income taxes	(45,318)	(9,436)	(75,256)	(26,799)
Provision for income taxes	401	70	638	363
Net loss	(45,719)	(9,506)	(75,894)	(27,162)
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(752)	(616)	(575)	(1,453)
Change in net unrealized gains (losses) on foreign currency hedging	33	209	40	(1,669)
Less: reclassification adjustment for net losses included in net loss	13	—	13	1,206
Total net change in unrealized gains (losses) on foreign currency hedging	46	209	53	(463)
Change in net unrealized gains on marketable securities	49	17	182	16
Total other comprehensive loss, net of tax	(657)	(390)	(340)	(1,900)
Comprehensive loss	$(46,376)	$(9,896)	$(76,234)	$(29,062)

Basic net loss per share attributable to common stockholders (Note 7)	$(1.97)	$(0.42)	$(3.28)	$(1.19)
Diluted net loss per share attributable to common stockholders (Note 7)	$(1.97)	$(0.42)	$(3.28)	$(1.19)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,231,217	22,882,333	23,129,795	22,827,733
Diluted common shares	23,231,217	22,882,333	23,129,795	22,827,733

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2023 and September 30, 2022
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, June 30, 2022	22,865,715	$23	$304,939	$51,616	$(41)	$356,537
Stock-based compensation	—	—	3,500	—	—	3,500
Employee stock purchases	31,770	—	776	—	—	776
Restricted stock awards issued, net of forfeitures	(123)	—	—	—	—	—
Vesting of restricted stock units	22,536	—	(72)	—	—	(72)
Shares withheld related to net restricted stock settlement	(117)	—	(3)	—	—	(3)
Net loss	—	—	—	(9,506)	—	(9,506)
Other comprehensive loss	—	—	—	—	(390)	(390)
Balance, September 30, 2022	22,919,781	$23	$309,140	$42,110	$(431)	$350,842

Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779
Stock-based compensation	—	—	1,779	—	—	1,779
Employee stock purchases	88,356	—	464	—	—	464
Vesting of restricted stock units	24,435	—	(16)	—	—	(16)
Net loss	—	—	—	(45,719)	—	(45,719)
Other comprehensive loss	—	—	—	—	(657)	(657)
Balance, September 30, 2023	23,306,825	$23	$321,584	$(90,394)	$(583)	$230,630

	Nine months ended September 30, 2023 and September 30, 2022
				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	9,185	—	—	9,185
Employee stock purchases	62,328	—	1,691	—	—	1,691
Restricted stock awards issued, net of forfeitures	(5,134)	—	—	—	—	—
Vesting of restricted stock units	125,252	—	(1,134)	—	—	(1,134)
Shares withheld related to net restricted stock settlement	(2,900)	—	(100)	—	—	(100)
Stock options exercised	8,649	—	35	—	—	35
Net loss	—	—	—	(27,162)	—	(27,162)
Other comprehensive loss	—	—	—	—	(1,900)	(1,900)
Balance, September 30, 2022	22,919,781	$23	$309,140	$42,110	$(431)	$350,842

Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	8,484	—	—	8,484
Employee stock purchases	136,032	—	1,094	—	—	1,094
Vesting of restricted stock units	175,213	—	(503)	—	—	(503)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(75,894)	—	(75,894)
Other comprehensive loss	—	—	—	—	(340)	(340)
Balance, September 30, 2023	23,306,825	$23	$321,584	$(90,394)	$(583)	$230,630

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(75,894)	$(27,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,008	17,536
Loss on rental units and other assets	3,377	2,488
Gain on sale of former rental assets	(58)	(93)
Provision for sales revenue returns and doubtful accounts	7,075	10,816
Provision for inventory losses	2,343	2,060
Stock-based compensation expense	8,484	9,185
Change in fair value of earnout liability	—	(1,699)
Impairment charges	32,894	—
Changes in operating assets and liabilities:
Accounts receivable	7,140	(37,828)
Inventories	6,452	(5,958)
Income tax receivable	1,165	(236)
Prepaid expenses and other current assets	5,054	5,675
Operating lease right-of-use asset	2,453	2,433
Other noncurrent assets	(1,406)	135
Accounts payable and accrued expenses	(7,224)	7,253
Accrued payroll	(3,179)	(5,498)
Warranty reserve	2,443	1,734
Deferred revenue	(1,920)	(283)
Income tax payable	200	(82)
Operating lease liability	(2,493)	(2,526)
Net cash used in operating activities	(86)	(22,050)
Cash flows from investing activities
Maturities of available-for-sale securities	10,500	10,005
Purchases of available-for-sale securities	(23,750)	—
Investment in intangible assets	(494)	—
Investment in property and equipment	(3,824)	(2,770)
Production and purchase of rental equipment	(16,391)	(11,320)
Proceeds from sale of former assets	149	152
Acquisition of business, net of cash acquired	(29,633)	—
Net cash used in investing activities	$(63,443)	$(3,933)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from financing activities
Proceeds from stock options exercised	$384	$35
Proceeds from employee stock purchases	1,094	1,691
Payment of employment taxes related to release of restricted stock	(504)	(1,234)
Net cash provided by financing activities	974	492
Effect of exchange rates on cash	149	(400)
Net decrease in cash and cash equivalents	(62,406)	(25,891)
Cash and cash equivalents, beginning of period	187,014	235,524
Cash and cash equivalents, end of period	$124,608	$209,633

Supplemental disclosures of cash flow information
Cash (received) paid during the period for income taxes, net of refunds received	$(738)	$535
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	$3,178	$—
Property and equipment in accounts payable and accrued liabilities	$430	$314

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology business that primarily develops, manufactures, and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company refers to as the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One® and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen anytime, anywhere with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

On September 14, 2023, the Company completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist SAS (Physio-Assist) and its wholly-owned subsidiary PhysioAssist GmbH. Simeox, from Physio-Assist, is a technology-enabled airway clearance and mucus management device predominantly aimed at treating bronchiectasis, which is a condition that presents as the lung’s bronchi are damaged and widened, in patients with cystic fibrosis or chronic obstructive pulmonary disease. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the EU and is currently being sold in Europe, Asia, and the Middle East. Inogen will leverage its commercial infrastructure and capabilities to continue marketing the device in these geographies while pursuing U.S. regulatory approvals.

2. Basis of presentation and summary of significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

The results of operations for the three and nine months ended September 30, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price (SSP) and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets and goodwill, and fair value of earnout liabilities. Actual results could differ from these estimates.

Goodwill

Goodwill represents the excess acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is tested for impairment on an annual basis as of October 1 or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If, based on a review of qualitative factors, it is more likely than not that the fair value is less than its carrying amount, the Company will use a quantitative approach, and calculate the fair value and compare it to its carrying amount. If the fair value exceeds the carrying amount, there is no indication of impairment. If the carrying amount exceeds the fair value, an impairment loss is recorded equal to the difference.

Earnout liability

The earnout liability will be adjusted to fair value at each reporting date until settled. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded in earnings. Changes in fair value will be recognized in general and administrative expense.

Restructuring charges

Restructuring costs include workforce reductions, termination benefits, office downsizing, centralizing manufacturing activities, and equipment relocation. Key assumptions used in calculating the restructuring costs include the terms of, and payments under, agreements to terminate certain contractual obligations and the timing of reductions in workforce.

3. Acquisitions

On July 10, 2023, the Company entered into a share purchase agreement to acquire Physio-Assist SAS (Physio-Assist), which is in the business of the design, production, and marketing of medical devices for bronchial decongestion (airway clearance technique) for patients suffering from obstructive respiratory diseases. On September 14, 2023, the Company completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist and its wholly-owned subsidiary PhysioAssist GmbH for a purchase price consisting of $32,250 in cash consideration and the fair value of a potential earnout of $3,178 based on future regulatory clearances. The Company incurred acquisition-related expenses of approximately $1,427 in the nine months ended September 30, 2023, which were recorded within general and administrative expense.

A potential earnout payment of either $13,000 (without a clinical trial requirement) or $11,000 (with a required clinical trial and minus related development costs) is dependent upon the achievement of one of two milestones related to U.S. Food and Drug Administration (FDA) de novo authorization or 510(k) clearance for the Simeox Airway Clearance System within four years of the date of the closing of the transaction. The fair value of the earnout liability was measured using the probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the obligation.

The acquisition was treated as a business combination. Assets and liabilities of the acquired company were recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. Goodwill represents the expected synergies with the existing business, the acquired assembled workforce, and future cash flows after the acquisition. The fair value assigned to the identifiable intangible assets was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method included revenue recognized, cost of revenue, and the discount rate.

The following table summarizes the preliminary allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of Physio-Assist:

Cash	$2,617
Accounts receivable	184
Inventories	296
Other assets	325
Property and equipment	82
Operating lease right-of-use asset	306
Intangible assets	34,100
Goodwill	9,991
Total assets acquired	$47,901

Accounts payable and accrued expenses	$1,108
Bank loans	2,158
Other current liabilities	419
Operating lease liability - noncurrent	263
Deferred tax liability - noncurrent	8,525
Total liabilities assumed	12,473
Total identifiable net assets	$35,428

Cash consideration	$32,250
Fair value of contingent earnout consideration	3,178
Total purchase price	$35,428

Included in the acquired intangible assets were $32,300 of developed technology, $1,600 of customer relationships, and $200 related to trade name. The fair value measurements of the intangibles were based primarily on Level 3 inputs. Certain working capital accounts such as accounts receivables, inventories, other current assets, accounts payable, accrued expenses, and other current liabilities, as well as intangibles and related income tax amounts may be adjusted subsequent to the acquisition as they are realized at different values. These changes would be reflected as measurement period adjustments. The majority of the bank loans were settled subsequent to the acquisition date and prior to September 30, 2023.

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 presents the revenues and operating income assuming the acquisition of Physio-Assist had occurred as of January 1, 2022. Revenue and earnings from the acquisition date to September 30, 2023 are immaterial.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$84,680	$105,793	$242,060	$290,587
Net loss	$(45,321)	$(10,811)	$(77,266)	$(30,002)

4. Fair value measurements

Cash, cash equivalents, and marketable securities

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, and marketable securities:

	As of September 30, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$23,739	$—	$23,739	$23,739	$—
Level 1:
Money market accounts	71,098	—	71,098	71,098	—

Level 2:
U.S. Treasury securities	22,170	189	22,359	8,927	13,432
Institutional Insured Liquidity Deposit Savings	20,844	—	20,844	20,844	—
Total	$137,851	$189	$138,040	$124,608	$13,432

	As of December 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash
	cost	gains	Fair value	equivalents
Cash	$27,970	$—	$27,970	$27,970
Level 1:
Money market accounts	113,534	—	113,534	113,534

Level 2:
Corporate bonds	6,474	—	6,474	6,474
U.S. Treasury securities	18,913	26	18,939	18,939
Institutional Insured Liquidity Deposit Savings	20,097	—	20,097	20,097
Total	$186,988	$26	$187,014	$187,014

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $317 and payable of $422 as of September 30, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	loss
Balance as of December 31, 2022	$(269)	$26	$—	$(243)
Other comprehensive income (loss)	(575)	182	53	(340)
Balance as of September 30, 2023	$(844)	$208	$53	$(583)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for foreign currency translation adjustments and unrealized gains and losses on marketable securities and foreign currency cash flow hedges, the Company does not have any transactions or other economic events that qualify as other comprehensive income (loss).

Earnout liability

The Company has obligations to pay up to $13,000 in an earnout payment in cash if certain future regulatory results are met. The earnout liability of $3,178 was valued using Level 3 inputs using a probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the obligation.

5. Balance sheet components

Cash, cash equivalents, and marketable securities

Cash, cash equivalents, and marketable securities consist of the following:

	September 30,	December 31,
Cash and cash equivalents	2023	2022
Cash	$23,739	$27,970
Money market accounts	71,098	113,534
Corporate bonds	—	6,474
U.S. Treasury securities	8,927	18,939
Institutional Insured Liquidity Deposit Savings	20,844	20,097
Total cash and cash equivalents	$124,608	$187,014
Marketable securities
U.S. Treasury securities	13,432	—
Total marketable securities	$13,432	$—

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
Net accounts receivable	2023	2022
Rental (1)	$6,967	$5,246
Business-to-business and other receivables (2)	41,413	57,479
Total net accounts receivable	$48,380	$62,725

(1)
Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) One customer had an accounts receivable balance of $12,162 and $22,641 as of September 30, 2023 and December 31, 2022; and 2) One customer had accounts receivable balances of $5,848 and $9,861 as of September 30, 2023 and December 31, 2022, respectively. Each customer received extended payment terms through a direct financing plan offered.

The following table sets forth the accounts receivable allowances as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Allowances - accounts receivable	2023	2022
Doubtful accounts	$548	$77
Sales returns	615	483
Total allowances - accounts receivable	$1,163	$560

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Two customers each represented more than 10% of the Company’s net accounts receivable balance with accounts receivable balances of $12,162 and $5,848, respectively, as of September 30, 2023, and two customers each represented more than 10% of the Company's net accounts receivable balance with accounts receivable balances of $22,641 and $9,861, respectively, as of December 31, 2022.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 69.7% and 77.8% of rental revenue in the nine months ended September 30, 2023 and 2022, respectively, and based on total revenue were 13.7% and 11.2% for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,500 or 5.2% of total net accounts receivable as of September 30, 2023 compared to $2,138 or 3.4% of total net accounts receivable as of December 31, 2022.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2023, the Company’s three major vendors accounted for 29.3%, 16.3%, and 9.1%, respectively, of total raw material purchases. For the nine months ended September 30, 2022, the Company’s three major vendors accounted for 27.0%, 20.2%, and 8.4%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 76.9% and 48.3% of the non-U.S. revenue for the three months ended September 30, 2023 and 2022, respectively, were invoiced in Euros. Approximately 78.0% and 70.5% of the non-U.S. revenue for the nine months ended September 30, 2023 and 2022, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
U.S. revenue	$58,354	$90,311	$171,887	$208,690
Non-U.S. revenue	25,613	15,078	67,877	80,460
Total revenue	$83,967	$105,389	$239,764	$289,150

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments at least quarterly to inventory for potentially excess, obsolete, slow-moving, or impaired items. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,100 and $1,249 as of September 30, 2023 and December 31, 2022, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $0 and $7,017 as of September 30, 2023 and December 31, 2022, respectively, that were classified in prepaid expenses and other current assets. During the nine months ended September 30, 2023 and 2022, $1,997 and $998, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials and work-in-progress	$17,287	$26,496
Finished goods	9,502	9,324
Less: reserves	(2,774)	(1,727)
Inventories, net	$24,015	$34,093

Property and equipment

Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,320 and $1,059 for the three months ended September 30, 2023 and 2022, respectively, and $3,873 and $3,289 for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Rental equipment	$3,364	$2,795	$9,680	$8,153
Other property and equipment	1,045	983	3,044	2,936
Total depreciation and amortization	$4,409	$3,778	$12,724	$11,089

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,
Property and equipment	2023	2022
Rental equipment, net of allowances of $2,491 and $2,255, respectively	$66,489	$61,679
Other property and equipment	36,336	33,434
Property and equipment	102,825	95,113

Accumulated depreciation
Rental equipment	30,416	31,320
Other property and equipment	22,884	20,524
Accumulated depreciation	53,300	51,844

Property and equipment, net
Rental equipment, net of allowances of $2,491 and $2,255, respectively	36,073	30,359
Other property and equipment	13,452	12,910
Property and equipment, net	$49,525	$43,269

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded as of September 30, 2023.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Balance as of December 31, 2022	$32,852
Translation adjustment	(80)
Impairment charge	(32,894)
Acquisition	9,991
Balance as of September 30, 2023	$9,869

As a result of a decrease in Company’s public stock price that caused the Company's market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. The Company used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32,894 was incurred in the quarter ended September 30, 2023. Total accumulated impairment losses were $32,894 as of September 30, 2023.

Intangible assets

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$31,904	$132	$31,772
Licenses	10	185	185	—
Patents and websites	5	4,518	4,411	107
Customer relationships	4	2,849	1,275	1,574
Trade name	4	197	1	196
Commercials	3	494	76	418
Total		$40,147	$6,080	$34,067

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2022	(in years)	amount	amortization	Net amount
Licenses	10	$185	$183	$2
Patents and websites	5	4,514	4,353	161
Customer relationships	4	1,284	1,284	—
Commercials	2-3	256	242	14
Total		$6,239	$6,062	$177

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2023
Remaining 3 months of 2023	$968
2024	3,866
2025	3,818
2026	3,687
2027	3,515
2028	3,190
Thereafter	15,023
$34,067

Current liabilities

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$15,408	$18,237
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,754	10,837
Accrued purchasing card liability	2,607	2,606
Accrued franchise, sales and use taxes	456	492
Other accrued expenses	2,188	1,802
Total accounts payable and accrued expenses	$30,413	$33,974

Accrued payroll as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued bonuses	$1,106	$2,620
Accrued wages and other payroll related items	3,963	4,967
Accrued vacation	3,187	3,133
Accrued employee stock purchase plan deductions	113	470
Total accrued payroll	$8,369	$11,190

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from 2 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $1,008 and $960 for the three months ended September 30, 2023 and 2022, respectively, and $2,944 and $2,889 for the nine months ended September 30, 2023 and 2022, respectively.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement (the Assignment) in which a third party (the Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. As inducement for the Assignee to enter into the agreement, the Company paid an incentive of $395, provided for four months of free rent for the period October 1, 2023 through January 31, 2024, and conveyed ownership of certain items of the facility's furniture and equipment. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumes responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. The Assignee gained control to the facilities on September 29, 2023.

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending September 30,
2024	$757
2025	1,136
2026	1,136
2027	1,136
2028	1,136
Thereafter	3,029
$8,330

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2023	2022
Cash paid for operating lease liabilities	$3,016	$2,970
Operating lease cost	2,923	2,878
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,997	225
Weighted average remaining lease term	1.9 years	2.4 years
Weighted average discount rate	3.0%	2.9%

Maturities of lease liabilities due in the 12-month period ending September 30,
2024	$4,345
2025	3,224
2026	3,225
2027	3,223
2028	3,003
Thereafter	7,537
24,557
Less imputed interest	(1,790)
Total lease liabilities	$22,767

Operating lease liability - current	$3,894
Operating lease liability - noncurrent	$18,873
Total lease liabilities	$22,767

7. Earnings (loss) per share

Earnings (loss) per share (EPS) is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise, or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units, and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator—basic and diluted:
Net loss	$(45,719)	$(9,506)	$(75,894)	$(27,162)

Denominator:
Weighted average common shares - basic common stock (1)	23,231,217	22,882,333	23,129,795	22,827,733
Weighted average common shares - diluted common stock (2)	23,231,217	22,882,333	23,129,795	22,827,733

Net loss per share - basic common stock	$(1.97)	$(0.42)	$(3.28)	$(1.19)
Net loss per share - diluted common stock (2)	$(1.97)	$(0.42)	$(3.28)	$(1.19)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,231,217	22,882,333	23,129,795	22,827,733
Stock options and other dilutive awards	149,236	152,783	301,309	143,802
Weighted average common shares - diluted common stock	23,380,453	23,035,116	23,431,104	22,971,535

Shares excluded from diluted weighted average shares:
Stock options	57,364	320,734	54,498	320,734
Restricted stock units and restricted stock awards	1,186,231	480,602	849,398	447,775
Shares excluded from diluted weighted average shares	1,243,595	801,336	903,896	768,509

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
(2)
Due to net losses for the three and nine months ended September 30, 2023 and September 30, 2022, diluted loss per share is the same as basic.

8. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2022, the Company recorded a full valuation allowance of $41,933. As of September 30, 2023, the Company continued to record a valuation allowance against its domestic deferred tax assets.

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

9. Stockholders’ equity

The Company has a 2012 Equity Incentive Plan (2012 Plan) under which the Company granted options to purchase shares of its common stock. As of September 30, 2023, options to purchase 2,866 shares of common stock remained outstanding under the 2012 Plan. The 2012 Plan was terminated in connection with the Company’s initial public offering in February 2014, and accordingly, no new options are available for issuance under this plan. The 2012 Plan continues to govern outstanding awards granted thereunder.

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of September 30, 2023, awards with respect to 1,570,425 shares of the Company’s common stock were outstanding. An additional 895,346 shares were added to the 2014 Plan share reserve for 2023.

The Company’s stockholders approved the adoption of the 2023 Equity Incentive Plan (2023 Plan) on May 31, 2023 that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its parent and subsidiary corporations’ employees and consultants. The 2023 Plan became effective June 5, 2023. The 2014 Plan terminated upon effectiveness of the 2023 Plan and no further awards will be made under the 2014 Plan, but the 2014 Plan will continue to govern awards previously granted under it. The number of shares of common stock reserved for issuance under the 2023 Plan was: (i) 400,000 shares, plus (ii) (A) 2,027,790 shares that, as of immediately before the termination or expiration of the 2014 Plan, had been reserved but not issued under any 2014 Plan awards and are not subject to any awards granted under the 2014 Plan, plus (B) any shares subject to awards granted under the 2014 Plan or the 2012 Plan that, after the 2014 Plan is terminated or expired, expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest, plus (C) any shares that, after the 2014 Plan is terminated or expired, are tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations with respect to an award granted under the 2014 Plan or 2012 Plan, with the maximum number of shares that may be added to the 2023 Plan under subsection (ii) above equal to 2,950,000 shares.

As of September 30, 2023, 1,623,001 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of 1) expiration or termination of awards and 2) tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors, and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the nine months ended September 30, 2023 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2022	348,284	$1.17-$83.30	$44.21	0.43	$2.07
Exercised	(54,432)	1.17-8.37	7.03
Forfeited	(4,125)	44.19	44.19
Expired	(232,363)	44.19	44.19
Outstanding as of September 30, 2023	57,364	8.37-83.30	79.56	0.32	—
Vested and exercisable as of September 30, 2023	57,364	8.37-83.30	79.56	0.32	—
Vested and expected to vest as of September 30, 2023	57,364	$8.37-$83.30	$79.56	0.32	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $735 and $204, respectively. As of September 30, 2023, all stock-based compensation expense for options granted under the Plans was recognized.

Stock incentive awards

The Company granted restricted stock units (RSUs) and restricted stock awards (RSAs) under the 2014 and 2023 Plans (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

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

Stock Awards activity for the nine months ended September 30, 2023 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Granted	915,314	536,990	1,452,304	14.66
Vested	(194,102)	(15,618)	(209,720)	35.74
Forfeited/canceled	(443,625)	(235,745)	(679,370)	23.71
Unvested restricted stock units as of September 30, 2023 (1)	1,098,528	468,824	1,567,352	$19.99
Unvested and expected to vest restricted stock units outstanding as of September 30, 2023			1,138,017	$20.27

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Vested	(786)	—	(786)	59.55
Unvested restricted stock awards outstanding as of September 30, 2023 (1)	—	—	—	$—
Unvested and expected to vest restricted stock awards outstanding as of September 30, 2023			—	$—

(1) Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of September 30, 2023, the unrecognized compensation cost related to unvested employee restricted stock units was $15,833, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.8 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan (ESPP) provides for the grant to all eligible employees an option to purchase stock under the ESPP, within the meaning Section 423 of the Internal Revenue Code. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base straight time gross earnings, incentive compensation, bonuses, overtime, and shift premium, but exclusive of payments for equity compensation and other similar compensation. A participant may purchase a maximum of 1,500 shares during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month period. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date. The offering periods are currently approximately six months in length beginning on the first business day on or after March 1 and September 1 of each year and ending on the first business day on or after September 1 and March 1 approximately six months later.

As of September 30, 2023, a total of 550,595 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2023, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$1,682	$3,389	$8,164	$8,748
Employee stock purchase plan	97	111	320	437
Total stock-based compensation expense	$1,779	$3,500	$8,484	$9,185

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

For the three and nine months ended September 30, 2023 and 2022, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$164	$327	$401	$863
Research and development	358	409	1,192	1,205
Sales and marketing	(255)	754	1,177	2,111
General and administrative	1,512	2,010	5,714	5,006
Total stock-based compensation expense	$1,779	$3,500	$8,484	$9,185

10. Commitments and contingencies

Purchase obligations

The Company had approximately $114,900 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2023.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine- and twelve-month periods ended September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Product warranty liability at beginning of period	$19,913	$13,726
Accruals for warranties issued	6,944	10,416
Adjustments related to preexisting warranties	4,111	8,234
Settlements made (in cash or in kind)	(8,612)	(12,463)
Product warranty liability at end of period	$22,356	$19,913

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the nine months ended September 30, 2023 was primarily driven by $4,899 of revenue recognized that were included in the deferred revenue balances as of December 31, 2022, partially offset by $2,667 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $14,301 and $16,534 as of September 30, 2023 and December 31, 2022, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheet.

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Compliance with government laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted to ensure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. The Health Information Technology for Economic and Clinical Health Act (HITECH Act), in part, imposes notification requirements of certain security breaches relating to protected health information. The Company is not aware of any pending claims against it under the HIPAA and HITECH regulations that are applicable to the Company’s business.

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

11. Restructuring charges

The Company incurred $1,416 and $3,426 of restructuring costs during the three and nine months ended September 30, 2023, respectively, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of comprehensive loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, office downsizing, centralizing manufacturing activities, and equipment relocation. The Company had approximately $1,483 of accrued liabilities, primarily related to accrued severance costs as of September 30, 2023.

12. Foreign currency exchange contracts and hedging

As of September 30, 2023 and September 30, 2022, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $10,414 and $1,613, respectively, and $9,537 and $9,730, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expire within one to three months. During the nine months ended September 30, 2023 and 2022, these contracts had, net of tax, an unrealized gain of $53 and an unrealized loss of $463, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2023, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the nine months ended September 30, 2022, there were three ineffective portions relation to these hedges. As of September 30, 2023, the Company had three designated hedges and one non-designated hedge. As of September 30, 2022, the Company had three designated hedges and three non-designated hedges.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the condensed notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section entitled "Risk Factors" of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (SEC). Forward-looking statements include, but are not limited to, statements concerning the following:

•
information concerning our possible or assumed future cash flows, revenue, sources of revenue, results of operations, and operating and other expenses;
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
•
our ability to develop new products, improve our existing products, and increase the value of our products;
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
•
our ability to attract and keep key talent to the Company;
•
our ability to efficiently integrate Physio-Assist SAS and our ability to obtain regulatory clearances in the U.S.;
•
market share expectations, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•
our expectations regarding the market size, market growth, and the growth potential for our business;
•
our ability to grow our business and enter new markets;
•
our expectations regarding the average selling prices and manufacturing costs of our products and our ongoing efforts to reduce average unit costs for our systems;
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
•
our internal control environment;
•
the effects of seasonal trends on our results of operations and estimated hiring plans; and
•
our expectation that our existing capital resources and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third-parties, industry, medical and general publications, government data, and similar sources.

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Live Life in Moments, not Minutes,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the mark “Rove 4” and “Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Dominican Republic, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the mark “Rove 4” in Canada, Europe (the European Union), and the United Kingdom. We own pending applications for the mark “Rove 6” in Canada, Europe (the European Union), and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIO-ASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the mark “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

In this Quarterly Report on Form 10-Q, “we,” “us,” and “our” refer to Inogen, Inc. and its subsidiaries.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying condensed notes to those statements included elsewhere in this document.

The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Inogen’s financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year-to-year. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying condensed notes. The MD&A is organized in the following sections:

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2023 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

We continued to see inflated costs related to the acquisition of semiconductor chips negatively impact our cost of sales revenue in the first, second, and third quarters of 2023, and we expect this to continue to impact our cost of sales revenue into the first half of 2024 due to lower than expected sales in 2023. We incurred significant costs associated with acquiring chips on the open market and a portion of these costs increased our inventory given that these components were not yet in finished products that were sold during the period. Additionally, we are seeing cost inflation for other components used in our products.

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

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of POCs is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of September 30, 2023, we had twenty-four pending patent applications and seventy-two issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold internationally through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

We derive the majority of our revenue from the sale and rental of our Inogen One and Rove systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label partner. We sell multiple configurations of our Inogen One, Rove and Inogen At Home systems with various batteries, accessories, warranties, power cords, and language settings. Our goal is to design, build, and market oxygen solutions that redefine how long-term oxygen therapy is delivered.

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

•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $4.5 million and $4.6 million in the three months ended September 30, 2023 and 2022, respectively, and $14.1 million and $16.0 million in the nine months ended September 30, 2023 and 2022, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Inogen® Rove 6TM, our latest portable oxygen concentrator, in December 2022 in the EU and UK. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Inogen® Rove 4TM that will be launched in late 2023. The Inogen Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Inogen Rove 6 was received June 30, 2023 and launched in the U.S. market in July 2023.

The Inogen Rove 6 POC is the first portable oxygen concentrator with an 8-year expected service life. The 8-year expected service life also extends to the Inogen One G5® portable oxygen concentrators. We launched the Inogen One G5 in 2019. The Inogen One G5 is similar to the product specifications of the Inogen Rove 6. We estimate that the Inogen Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

Inogen Connect, our connectivity platform on our Inogen One G4®, Inogen One G5, and Inogen Rove 6 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates.

We plan to also invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

•
Expand our product offerings and indications for use. We are focused on expanding new products that drive benefits to patients, prescribers, and our customers with a clinically relevant pipeline. These products would include innovations that strengthen our offerings in chronic obstructive pulmonary disease, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced portable oxygen concentrators with digital health value added services, expansion of use to hypercapnia, shortness-of-breath, and to other related disease indications. We are also committed to exploring complementary acquisition opportunities to strengthen our technology, product offerings, and channel access.

On September 14, 2023, we completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist SAS (Physio-Assist) and its wholly-owned subsidiary PhysioAssist GmbH. Simeox, from Physio-Assist, is a technology-enabled airway clearance and mucus management device predominantly aimed at treating bronchiectasis which is a condition that presents as the lung’s bronchi are damaged and widened, in patients with cystic fibrosis or chronic obstructive pulmonary disease. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the EU and is currently being sold in Europe, Asia, and the Middle East. Inogen will leverage its commercial infrastructure and capabilities to continue marketing the device in these geographies while pursuing U.S. regulatory approvals.

Cost Reduction Initiatives

During the first nine months of 2023, we implemented certain operational efficiency and cost-savings initiatives intended to align our resources with our product strategy, reduce our operating expense, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, centralizing manufacturing activities, and outsourcing certain back-office activities. The efficiency and cost-savings initiatives are designed to reduce cost of revenue and operating expense and enable us to efficiently align our resources in areas providing the greatest benefit.

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

Our direct-to-consumer sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are secured. Once a full system is deployed, the patient has 30 calendar days to return the product, subject to the payment of a processing and handling fee. Approximately 6-11% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 35,400 systems in the three months ended September 30, 2023 and 54,200 systems for the same period in 2022. We sold approximately 96,400 systems in the nine months ended September 30, 2023 and 127,000 for the same period in 2022. The decline in the current period was caused primarily by lower sales to national accounts in the business-to-business channel. Additionally, there were lower direct-to-consumer sales driven by fewer inside sales representatives, a result of activities over the first six months of the year to scale the channel efficiently and profitably. We continue to focus on optimizing profitability in our direct-to-consumer channel, driving sales productivity with an efficiently scaled sales organization.

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

Rental revenue increased in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 51,900 and 44,600 oxygen rental patients as of September 30, 2023 and September 30, 2022, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectible balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended September 30, 2023 and 2022, approximately 65.0% and 76.6%, respectively, and for the nine months ended September 30, 2023 and 2022, approximately 69.7% and 77.8%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third- Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive loss.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales, and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate based on revenue channel mix, as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips has had a negative impact on our gross margin, and we expect that will continue through the first half of 2024. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors, and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect our rental revenue to increase in future periods as we scale the sales teams, secure additional insurance contracts, and increase new rental setups. In addition, we expect to benefit from higher Medicare reimbursement rates through December 31, 2023. We also expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

Cost of revenue

Cost of sales revenue

Cost of sales revenue consists primarily of costs incurred in the production process, including component materials, assembly labor and overhead, warranty expense, provisions for slow-moving and obsolete inventory, rework, and delivery costs for items sold. Labor and overhead expenses consist primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for manufacturing, logistics, repair, manufacturing engineering, and quality assurance employees and temporary labor. Cost of sales revenue also includes manufacturing freight in, depreciation expense, facilities costs, and materials. Provisions for warranty obligations are included in cost of sales revenue and are provided for at the time of revenue recognition.

The impact of supply chain disruptions began negatively affecting our cost of sales revenue starting in the third quarter of 2021 and is expected to continue to do so through the first half of 2024. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards that are components of our POCs.

For these reasons, we expect sales gross margin percentage to fluctuate over time based on the sales channel mix, product mix, changes in average selling prices, and manufacturing cost per unit.

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense, consumable disposables, logistics costs, and service costs for rental patients, including rework costs, material, labor, and freight.

Rental gross margin percentage could fluctuate due to changes in depreciation expense, cost to service and maintain the rental fleet as well as the percentage of billable patients as a percentage of patients on service.

Operating expense

Research and development

Our research and development expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for research and development, engineering, and medical affairs employees. It also includes facility costs, laboratory supplies, product development materials, consulting fees, clinical studies costs, and testing costs for new product launches as well as enhancements to existing products. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on development and commercialization of new and existing products.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card fees, recruiting, training, sales promotional activities, travel, and entertainment expenses, as well as allocated facilities costs.

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

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory, legal, human resources, and information technology departments as well as facilities costs, and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. General and administrative expense also includes one-time costs, such as restructuring, acquisition expenses, or changes in the fair value of the earnout liability.

We expect general and administrative expense to increase in future periods as the number of administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. General and administrative expense will increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees, and compliance costs associated with operating as a public company.

Impairment charges

The Company's long-lived assets, including intangible assets and goodwill are required to tested for impairment if an event occurs or circumstances change that indicate that the fair value of the entity may be below its carrying amount (a triggering event). The Company considers relevant events and circumstances that affect its fair value or carrying amount.

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

Results of operations

Comparison of three months ended September 30, 2023 and 2022
Revenue

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$67,973	$90,672	$(22,699)	-25.0%	81.0%	86.0%
Rental revenue	15,994	14,717	1,277	8.7%	19.0%	14.0%
Total revenue	$83,967	$105,389	$(21,422)	-20.3%	100.0%	100.0%

Sales revenue decreased $22.7 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, a decrease of 25.0% from the comparable period. The decrease was primarily attributable to a decrease in domestic business-to-business sales and lower domestic direct-to-consumer sales, partially offset by higher international business-to-business sales. We sold approximately 35,400 oxygen systems during the three months ended September 30, 2023 compared to approximately 54,200 oxygen systems sold during the three months ended September 30, 2022, a decrease of 34.7%.

Rental revenue increased $1.3 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, or an increase of 8.7% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates, partially offset by increased rental revenue adjustments.

	Three months ended
(amounts in thousands)	September 30,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$17,288	$42,546	$(25,258)	-59.4%	20.6%	40.4%
Business-to-business international sales	25,613	15,078	10,535	69.9%	30.5%	14.3%
Direct-to-consumer domestic sales	25,072	33,048	(7,976)	-24.1%	29.9%	31.3%
Direct-to-consumer domestic rentals	15,994	14,717	1,277	8.7%	19.0%	14.0%
Total revenue	$83,967	$105,389	$(21,422)	-20.3%	100.0%	100.0%

Domestic business-to-business sales decreased 59.4% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower units sold as compared to the prior period in 2022. In the third quarter of 2022 we filled customer backlogs that resulted as units were prioritized to international business-to-business in the first half of 2022.

International business-to-business sales increased 69.9% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to higher unit sales than in the comparable period prior year. In the third quarter of 2022 we had lower sales due to the expiration of the EU MDD certificates in most of the European markets which led us to focus on the business-to-business domestic sales backlog. In the three months ended September 30, 2023, sales in Europe as a percentage of total international sales revenue increased to 82.0% versus 57.0% from the comparative period in 2022.

Domestic direct-to-consumer sales decreased 24.1% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by lower volume due to lower sales representative headcount and marketing spend as we continue to drive towards improved profitability for this channel.

Domestic direct-to-consumer rentals increased 8.7% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023, partially offset by increased rental revenue adjustments.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$42,708	$55,891	$(13,183)	-23.6%	50.9%	53.0%
Cost of rental revenue	7,495	6,700	795	11.9%	8.9%	6.4%
Total cost of revenue	$50,203	$62,591	$(12,388)	-19.8%	59.8%	59.4%

Gross profit - sales revenue	$25,265	$34,781	$(9,516)	-27.4%	30.1%	33.0%
Gross profit - rental revenue	8,499	8,017	482	6.0%	10.1%	7.6%
Total gross profit	$33,764	$42,798	$(9,034)	-21.1%	40.2%	40.6%

Gross margin percentage - sales revenue	37.2%	38.4%
Gross margin percentage- rental revenue	53.1%	54.5%
Total gross margin percentage	40.2%	40.6%

Cost of sales revenue decreased $13.2 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, a decrease of 23.6% from the comparable period due primarily to lower sales volumes. The third quarter of 2023 included $3.3 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $6.6 million in the third quarter of 2022.

Cost of rental revenue increased $0.8 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, an increase of 11.9% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $3.4 million of rental asset depreciation for the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022.

Gross margin on sales revenue decreased to 37.2% for the three months ended September 30, 2023 from 38.4% for the three months ended September 30, 2022. The decrease was primarily due to a shift in channel mix, with a lower volume of units sold through the direct-to-consumer channel as well as impact from pricing pressure in the business-to-business channels. This was partially offset by lower premiums paid for components and higher average selling prices. Total worldwide business-to-business sales revenue accounted for 63.1% of total sales revenue in the three months ended September 30, 2023 versus 63.6% in the three months ended September 30, 2022.

Gross margin on rental revenue decreased to 53.1% for the three months ended September 30, 2023 from 54.5% for the three months ended September 30, 2022, primarily due to increased rental revenue adjustments and higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$4,489	$4,581	$(92)	-2.0%	5.3%	4.3%

Research and development expense decreased slightly for the three months ended September 30, 2023 from the three months ended September 30, 2022, a decrease of 2.0% from the comparable period, primarily due to a $1.8 million decrease in amortization costs of intangible assets, partially offset by a $1.2 million increase in product development expenses.

Sales and marketing expense

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$26,091	$33,734	$(7,643)	-22.7%	31.1%	32.0%

Sales and marketing expense decreased $7.6 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, a decrease of 22.7% from the comparable period, primarily due to a decrease of $3.9 million in media and advertising costs and $3.7 million in personnel-related expenses, partially offset by an increase of $0.9 million of consulting fees. In the three months ended September 30, 2023, we spent $6.7 million in media and advertising costs versus $10.6 million in the comparative period in 2022.

General and administrative expense

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$17,011	$14,775	$2,236	15.1%	20.3%	14.0%

General and administrative expense increased $2.2 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, an increase of 15.1% from the comparable period. The increase was primarily attributable to $1.4 million in restructuring and severance costs, $1.0 million in acquisition-related expenses and $0.7 million in consulting fees, partially offset by a decrease of $1.5 million in personnel-related expenses.

Impairment charges

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Goodwill impairment	$32,894	$—	$32,894	100.0%	39.2%	0.0%

Impairment charges for the three months ended September 30, 2023 resulted from a drop in our public stock price and resulted in impairment charges to goodwill.

Other income, net

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income, net	$1,801	$868	$933	107.5%	2.2%	0.8%
Other expense	(398)	(12)	(386)	3,216.7%	-0.5%	0.0%
Total other income, net	$1,403	$856	$547	63.9%	1.7%	0.8%

Total other income, net increased $0.5 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, an increase of 63.9% from the comparable period, primarily attributable due to an increase of $0.9 million in interest income due to the higher interest rate environment, partially offset by an increase of $0.4 million in net foreign currency losses.

Income tax expense

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$401	$70	$331	472.9%	0.5%	0.1%
Effective income tax rate	-0.9%	-0.7%

Income tax expense increased $0.3 million for the three months ended September 30, 2023 from the three months ended September 30, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior periods were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022, primarily due to an increase in net loss versus the comparative period in the prior year and the goodwill impairment charge.

Net loss

	Three months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(45,719)	$(9,506)	$(36,213)	380.9%	-54.4%	-9.0%

Net loss increased $36.2 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, or an increase of 380.9% from the comparable period. The increase in net loss was primarily related to the goodwill impairment and a reduction in sales revenue and gross profit.

Comparison of nine months ended September 30, 2023 and 2022

Revenue

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$192,203	$247,365	$(55,162)	-22.3%	80.2%	85.5%
Rental revenue	47,561	41,785	5,776	13.8%	19.8%	14.5%
Total revenue	$239,764	$289,150	$(49,386)	-17.1%	100.0%	100.0%

Sales revenue decreased $55.2 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, a decrease of 22.3% from the comparable period. The decrease was primarily attributable to a decrease in domestic direct-to-consumer sales and lower international and domestic business-to-business sales. We sold approximately 96,400 oxygen systems during the nine months ended September 30, 2023 compared to approximately 127,000 oxygen systems sold during the nine months ended September 30, 2022, a decrease of 24.1%.

Rental revenue increased $5.8 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, or an increase of 13.8% from the comparable period. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates, partially offset by increased rental revenue adjustments.

	Nine months ended
(amounts in thousands)	September 30,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$48,145	$58,859	$(10,714)	-18.2%	20.1%	20.3%
Business-to-business international sales	67,877	80,460	(12,583)	-15.6%	28.3%	27.8%
Direct-to-consumer domestic sales	76,181	108,046	(31,865)	-29.5%	31.8%	37.4%
Direct-to-consumer domestic rentals	47,561	41,785	5,776	13.8%	19.8%	14.5%
Total revenue	$239,764	$289,150	$(49,386)	-17.1%	100.0%	100.0%

Domestic business-to-business sales decreased 18.2% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to our key customers facing challenges related to capital deployment and cost of borrowing as well as competitive pricing activities.

International business-to-business sales decreased 15.6% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, mostly driven by intentional focus in the comparative period in 2022 on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the nine months ended September 30, 2023, sales in Europe as a percentage of total international sales revenue decreased to 85.2% versus 87.7% in the comparative period in 2022.

Domestic direct-to-consumer sales decreased 29.5% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by lower volume due to lower sales representative headcount and lower marketing spend during the transformation of this team, partially offset by increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 13.8% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023, partially offset by increased rental revenue adjustments.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$118,700	$146,052	$(27,352)	-18.7%	49.5%	50.5%
Cost of rental revenue	22,523	19,036	3,487	18.3%	9.4%	6.6%
Total cost of revenue	$141,223	$165,088	$(23,865)	-14.5%	58.9%	57.1%

Gross profit - sales revenue	$73,503	$101,313	$(27,810)	-27.4%	30.7%	35.0%
Gross profit - rental revenue	25,038	22,749	2,289	10.1%	10.4%	7.9%
Total gross profit	$98,541	$124,062	$(25,521)	-20.6%	41.1%	42.9%

Gross margin percentage - sales revenue	38.2%	41.0%
Gross margin percentage- rental revenue	52.6%	54.4%
Total gross margin percentage	41.1%	42.9%

Cost of sales revenue decreased $27.4 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, a decrease of 18.7% from the comparable period due primarily to lower sales volumes, lower premiums paid for components and lower labor and overhead costs. The first nine months of 2023 included $11.3 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $18.1 million in the first nine months of 2022.

Cost of rental revenue increased $3.5 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, an increase of 18.3% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $9.7 million of rental asset depreciation for the nine months ended September 30, 2023 compared to $8.2 million for the nine months ended September 30, 2022.

Gross margin on sales revenue decreased to 38.2% for the nine months ended September 30, 2023 from 41.0% for the nine months ended September 30, 2022. The decrease was primarily due to a shift in channel mix, with a higher percentage of units sold through the business-to-business channels versus the direct-to-consumer channel. The decrease was partially offset by lower premiums paid for components and labor and overhead costs. Total worldwide business-to-business sales revenue accounted for 60.4% of total sales revenue in the nine months ended September 30, 2023 versus 56.3% in the nine months ended September 30, 2022.

Gross margin on rental revenue decreased to 52.6% for the nine months ended September 30, 2023 from 54.4% for the nine months ended September 30, 2022, primarily due to higher servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$14,126	$16,009	$(1,883)	-11.8%	5.9%	5.5%

Research and development expense decreased $1.9 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, representing a decrease of 11.8% from the comparable period. This was due primarily to a $5.7 million decrease in amortization costs of intangible assets, partially offset by an increase of $2.3 million in product development expenses and $0.9 million of personnel-related expenses.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$81,438	$92,161	$(10,723)	-11.6%	34.0%	31.9%

Sales and marketing expense decreased $10.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, a decrease of 11.6% from the comparable period, primarily due to a decrease of $7.2 million of media and advertising costs, a decrease of $6.8 million in personnel-related expenses and a $1.5 million reduction in credit card and financing fees, partially offset by an increase of $3.7 million of consulting fees and an increase of $0.8 million in dues, fees and licenses. In the nine months ended September 30, 2023, we spent $19.7 million in media and advertising costs versus $26.9 million in the comparative period in 2022.

General and administrative expense

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$50,487	$42,646	$7,841	18.4%	21.1%	14.7%

General and administrative expense increased $7.8 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, an increase of 18.4% from the comparable period. The increase was primarily attributable to increases of $3.4 million in restructuring and severance costs, $2.0 million in acquisition-related expenses incurred as part of business development activities, $1.7 million related to the prior period benefit from the change in fair value of the earnout liability, $1.7 million of consulting fees, and $0.9 million in dues, fees and licenses. This was partially offset by a decrease of $1.4 million in personnel-related expenses.

Impairment charges

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Goodwill impairment	$32,894	$—	$32,894	100.0%	13.7%	0.0%

Impairment charges for the nine months ended September 30, 2023 resulted from a drop in our public stock price and resulted in impairment charges to goodwill.

Other income (expense)

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income, net	$4,972	$1,122	$3,850	343.1%	2.1%	0.4%
Other income (expense)	176	(1,167)	1,343	115.1%	0.0%	-0.4%
Total other income (expense), net	$5,148	$(45)	$5,193	11,540.0%	2.1%	0.0%

Total other income (expense), net increased $5.2 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, an increase from the comparable period, primarily attributable due to an increase of $3.9 million in interest income due to the higher interest rate environment and an increase of $1.3 million in net foreign currency gains.

Income tax expense

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$638	$363	$275	75.8%	0.3%	0.1%
Effective income tax rate	-0.8%	-1.4%

Income tax expense increased by $0.3 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior periods were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022, primarily due to lower foreign taxes and minimum state taxes.

Net loss

	Nine months ended
	September 30,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(75,894)	$(27,162)	$(48,732)	179.4%	-31.7%	-9.4%

Net loss increased $48.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, or an increase of 179.4% from the comparable period. The increase in net loss was primarily related to the goodwill impairment and a reduction in sales revenue and gross profit.

Liquidity and capital resources

As of September 30, 2023, we had cash and cash equivalents of $124.6 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $13.4 million, which had maturities of greater than three months. For the nine months ended September 30, 2023 and 2022, we received $1.5 million and $1.7 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the nine months ended September 30, 2023 consisted of operating activities of $0.1 million as well as net cash used in investing activities of $29.6 million for the Physio-Assist acquisition, net of cash acquired, capital expenditures of $20.7 million for additional rental equipment, other property, plant and equipment, intangible assets, and $13.3 million for net purchases of marketable securities.

We believe that our current cash, cash equivalents, and marketable securities and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third-parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2023 vs. 2022
Summary of consolidated cash flows	2023	2022	$	%
Cash used in operating activities	$(86)	$(22,050)	$21,964	-99.6%
Cash used in investing activities	(63,443)	(3,933)	(59,510)	1513.1%
Cash provided by financing activities	974	492	482	98.0%
Effect of exchange rates on cash	149	(400)	549	-137.3%
Net decrease in cash and cash equivalents	$(62,406)	$(25,891)	$(36,515)	141.0%

(amounts in thousands)	September 30,	December 31,
Summary of working capital	2023	2022
Total current assets	$225,268	$304,645
Total current liabilities	60,382	65,349
Net working capital	$164,886	$239,296

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of our net loss of $75.9 million, partially offset by non-cash adjustment items such as impairment charges of $32.9 million, depreciation of equipment and leasehold improvements and amortization of intangibles of $13.0 million, stock-based compensation expense of $8.5 million, provision for sales returns and doubtful accounts of $7.1 million, net loss on disposal of rental assets and other assets of $3.4 million, and provision for inventory obsolescence and other inventory losses of $2.3 million. The net changes in operating assets and liabilities resulted in net cash provided of $8.7 million.

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

Investing activities

Net cash used in investing activities generally includes the production and purchase of rental assets, property, plant and equipment, acquisitions, and intangibles to support our expanding business as well as maturities (purchases) of marketable securities.

For the nine months ended September 30, 2023, we invested $29.6 million in the Physio-Assist acquisition, net of cash acquired, $23.8 million in the purchase of marketable securities, $20.2 million in the production and purchase of rental assets and other property and equipment, and $0.5 million in intangible assets, partially offset by $10.5 million we received in maturities of marketable securities.

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

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $1.5 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of $1.7 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $1.2 million.

Sources of funds

Our net cash used in operating activities in the nine months ended September 30, 2023 was $0.1 million compared to net cash used in operating activities of $22.1 million in the nine months ended September 30, 2022. As of September 30, 2023, we had cash and cash equivalents of $124.6 million and marketable securities of $13.4 million.

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

We include EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe they facilitate operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets, the impact of stock-based compensation expense, the impact of the change in fair value of the earnout liability, the impact of acquisition-related expenses, the impact of restructuring-related costs, and impairment charges. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use EBITDA and Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

•
goodwill impairment; and
•
other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2023	2022	2023	2022
Net loss (GAAP)	$(45,719)	$(9,506)	$(75,894)	$(27,162)
Non-GAAP adjustments:
Interest income, net	(1,801)	(868)	(4,972)	(1,122)
Provision for income taxes	401	70	638	363
Depreciation and amortization	4,614	5,928	13,008	17,536
EBITDA (non-GAAP)	(42,505)	(4,376)	(67,220)	(10,385)
Stock-based compensation	1,779	3,500	8,484	9,185
Acquisition-related expenses	960	—	1,981	—
Restructuring-related and other charges	1,416	—	3,426	—
Impairment charges	32,894	—	32,894	—
Change in fair value of earnout liability	—	(288)	—	(1,699)
Adjusted EBITDA (non-GAAP)	$(5,456)	$(1,164)	$(20,435)	$(2,899)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2023 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We enter into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $5.3 million decline in revenue for the nine months ended September 30, 2023. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $124.6 million as of September 30, 2023, which consisted of highly liquid investments with a maturity of three months or less, and $13.4 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2023 and September 30, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the three or nine months ended September 30, 2023 or September 30, 2022.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced severe volatility and disruptions in the past several years, including as a result of the impacts of COVID-19, increasing inflation, geopolitical conflict and uncertainties, and the recent events in the U.S. banking sector, including the collapse of Silicon Valley Bank and other financial institutions in March 2023. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures, or continued unpredictable and unstable market conditions. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and/or strain our suppliers. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets and our customers could be delayed in making payments for our products. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand could have a material adverse effect on our business, financial condition, and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience, and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting, and compliance staff as well as our sales and marketing personnel. Our President and Chief Executive Officer, Nabil Shabshab, joined us in February 2021, our Executive Vice President, our Executive Vice President, Chief Technology Officer, Stanislav Glezer, joined us in June 2021, and our Executive Vice President, General Counsel, Jason Somer, joined us in July 2021. In addition, failure to ensure that we have the depth and breadth of management and personnel with the necessary skill set and experience could impede our ability to deliver growth objectives and execute our operational strategy.

On July 27, 2023, George Parr, our Chief Commercial Officer, mutually agreed to separate from the Company on or before July 31, 2023. On an interim basis, Nabil Shabshab, our President and Chief Executive Officer, manages the commercial and marketing teams to drive the Company forward and ensure business continuity during this transition period. On September 1, 2023, Kristin Caltrider, our Executive Vice President, Finance, Chief Financial Officer and Treasurer, notified us of her intention to step down as an officer of the Company effective upon the date a new Executive Vice President, Chief Financial Officer and Treasurer commences employment, which occurred on September 11, 2023. Ms. Caltrider agreed to remain in a non-executive employee role to assist with the transition of her duties through September 29, 2023. Effective as of September 11, 2023, the Company’s board of directors appointed Michael K. Sergesketter to serve as our interim Executive Vice President, Chief Financial Officer and Treasurer.

We have experienced, and may continue to experience, turn-over in our senior executives and other key technical personnel. If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. If we are not able to find a qualified permanent replacement for these positions, it could have a material adverse effect on our ability to effectively pursue our business strategy. Executive leadership and key technical personnel transitions can be difficult to manage and could cause disruption to our business. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

We expect that our stock price will fluctuate significantly, you may have difficulty selling your shares, and you could lose all or part of your investment.

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile. During the last twelve months, our common stock traded as high as $26.11 per share and as low as $4.13 per share. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•
actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•
announcements of secondary offerings;
•
announcements by us or our competitors of new commercial products, significant contracts, commercial relationships, or capital commitments;
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
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
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

Price volatility over a given period or a low stock price could result in a number of negative outcomes, including, but not limited to:

•
creating potential limitations on the ability to raise capital through the issuance of equity or equity linked securities;
•
impacting the value of our equity compensation, which affects our ability to recruit and retain employees;
•
difficulty complying with the listing standards of Nasdaq; and
•
increasing the risk of regulatory proceedings and litigation, including class action securities litigation.

In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. Stockholder litigation has been filed against us in the past, and a class action securities lawsuit and related derivatives complaints against us are currently pending as previously disclosed. While we are continuing to defend such actions vigorously, the defense of such actions can be costly, divert the time and attention of our management and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

2.1	Share Purchase Agreement dated July 10, 2023, by and among Inogen, Inc., Mr. Adrien Mithalal, Mr. Jean-Sébastien Lantz, Mrs. Anne Reiser, CAAP Creation, Societe De Capital Risque Provencale Et Corse, Region Sud Investissement, Mérieux Participations 2, Relyens Innovation Santé and certain holders of exercisable securities identified therein	8-K	2.1	07/13/23

10.1	Terms and Conditions of Convertible Bonds Issued by Physio-Assist dated July 10, 2023	8-K	10.1	07/13/23

10.2	Assignment and Assumption of Lease Agreement dated July 13, 2023 between Inogen, Inc. and Sonos, Inc.	8-K	10.1	07/18/23

10.3	Severance Agreement and Release between the Company and George Parr, dated July 31, 2023	8-K	10.1	08/11/23

10.4	Offer Letter by and between Inogen, Inc. and Michael K. Sergesketter, dated September 6, 2023	8-K	10.1	09/07/23

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	November 9, 2023	By:	/s/ Nabil Shabshab
Nabil Shabshab
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 9, 2023	By:	/s/ Michael K. Sergesketter
Michael K. Sergesketter
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)