Form 10-K
period 2023-12-31
Inogen Inc
filed 2024-03-01
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

859 Ward Drive Goleta, California	93111
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $267.9 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 23, 2024 was 23,326,783.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

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
•
our expectations with respect to our cost reduction initiatives;
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
•
the potential for future supply chain constraints;
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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove,” “Inogen Rove 4” and “Inogen Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a pending application for the mark “Inogen” in the Dominican Republic. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove” and “Rove” in Canada, Europe (the European Union), and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own a trademark registration for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIO-ASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the mark “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

In this Annual Report on Form 10-K, “we,” “us” and “our” refer to Inogen, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

Inogen, Inc. is a medical technology business that primarily focuses on respiratory health. Inogen, Inc. develops, manufactures, and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Our proprietary Inogen One® and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, 7 days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used concomitantly with stationary oxygen concentrators and oxygen compressed gas tanks, our Inogen One systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

Corporate history

We were incorporated in Delaware on November 27, 2001. On February 14, 2014, we completed an initial public offering of common stock and began trading on the Nasdaq Global Select Market, trading under the ticker symbol "INGN".

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V. (MedSupport) and began operating under the name Inogen Europe B.V. We merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. We completed the acquisition of New Aera, Inc. (New Aera) on August 9, 2019. On September 14, 2023, we completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist SAS (Physio-Assist) and its wholly-owned subsidiary PhysioAssist GmbH.

The market

Chronic obstructive pulmonary disease

We are focused on oxygen therapy and opportunities in the global respiratory care market. We believe that our portable oxygen therapy solutions can help patients with chronic respiratory conditions, including patients with chronic obstructive pulmonary disease, (COPD).

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

COPD has a huge impact on patients and also to the healthcare system. According to the Forum of International Respiratory Societies, an estimated 200 million people in the world have COPD. The Centers for Disease Control (CDC) and Prevention in the United States estimates that prevalence of COPD among adults 18 years or older was approximately 6.1% based on CDC data of age-adjusted prevalence of COPD from 2011 to 2021. COPD is a major cause of disability and the sixth leading cause of death according to the CDC. In terms of economic impact, the total economic cost from COPD in the United States was approximately $49 billion in 2020 with close to 925,000 COPD emergency department visits in 2020.

A peer-reviewed article in the New England Journal of Medicine has stated that long-term oxygen therapy has been shown help COPD patients who have severely low blood oxygen or hypoxemia. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner. Over time it can lead to a lack of oxygen in organs and tissues (hypoxia) and acute respiratory failure. As COPD progresses into later stages, patients may need long-term oxygen therapy as part of their treatment. Other diseases including cystic fibrosis or congestive heart failure may lead to lower oxygen in the bloodstream and may also benefit from long-term oxygen therapy.

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

We believe the following have hindered the market acceptance of portable oxygen concentrators:

•
to obtain portable oxygen concentrators, patients are dependent on home medical equipment providers, which have made significant investments in the physical distribution infrastructure to support the distribution and delivery of stationary devices and therefore may be disincentivized to encourage adoption of portable oxygen concentrators;
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

We believe we have the opportunity to grow and further develop the market for portable oxygen concentrator utilization, particularly for patients with chronic respiratory conditions.

Bronchiectasis

We expanded our addressable market opportunity into the bronchiectasis market with the acquisition of Physio-Assist in September 2023. Physio-Assist developed and manufactures Simeox, a technology-enabled airway clearance device with a proven efficacy and safety profile, currently approved for use outside of the United States, to treat a condition in the lungs known as bronchiectasis, where the lung’s bronchi become damaged and widened, that is often present in cystic fibrosis and chronic obstructive pulmonary disease. Simeox is used in pulmonary rehabilitation centers, as well as at home. Simeox imminently expands our product offering in Europe, the Middle East and Africa (EMEA), and potentially in the U.S. to serve COPD and other chronic disease patients who suffer from bronchiectasis with an innovative, non-invasive, and next generation airway clearance solution.

We believe that Inogen has an opportunity to potentially access a large growing bronchiectasis market opportunity in the U.S. upon regulatory clearance.

Business strategy

We believe there is an opportunity to grow portable oxygen therapy usage and develop the market further to help patients with chronic conditions breathe better and help providers improve patient outcomes. Our strategy for expanding our business and growing the market includes:

1.
Grow our core business. We believe we have an opportunity to drive penetration of POC-based oxygen therapy versus other oxygen therapy modalities.
2.
Enhance our business through innovation. We are committed to the ongoing innovation to meet the needs of patients, providers, and our business-to-business partners to manage lower blood oxygen and shortness-of-breath associated with COPD and other disease indications.
3.
Support adoption of Inogen products through clinical evidence and Key Opinion Leaders (KOLs) advocacy. We believe that we can develop the market and expand growth opportunities by educating providers and generating clinical evidence. Our clinical approach involves investing in clinical studies and engaging with KOLs through our Scientific Advisory Board. The KOLs goals are focused on advocating for the right therapy for patients and changing the behavior of prescribers.

Our products

Our Inogen One and Inogen Rove portable oxygen systems provide patients who require long-term oxygen therapy with a reliable, lightweight single solution product that we believe allows patients the chance to remain ambulatory while managing the impact of their disease and eliminates dependence on both oxygen tanks and cylinders as well as stationary concentrators. We have created a market leading portfolio of portable oxygen concentrators.

POC product features

We market our current portable product offerings, the Inogen Rove 6 system and the Inogen One G4 system as ambulatory solutions for long-term oxygen therapy. Our solutions can operate up to 96 months when used for up to 8 hours per day for the Inogen One G5, Rove 4 and Rove 6 and up to 60 months for the Inogen One G4, with servicing of sieve beds, filters, and accessories that can be performed by patients themselves. The technology in our Inogen One and Inogen Rove systems are effective for nocturnal use.

All of our portable oxygen systems are equipped with Intelligent Delivery Technology, a form of pulse-dose technology from which the patient receives a bolus of oxygen upon inhalation. Pulse-dose technology was developed to extend the number of hours an oxygen tank would last and is generally used on all ambulatory long-term oxygen therapy devices. Our proprietary conserver technology utilizes differentiated triggering sensitivity to quickly detect a breath and ensure oxygen delivery within the first 250 milliseconds of inspiration, the interval when oxygen has the most effect on lung gas exchange. During periods of sleep, respiratory rates typically decrease. Our systems actively respond to this changing physiology through the use of proprietary technology that increases bolus size. Our Intelligent Delivery Technology is designed to provide effective levels of blood oxygen saturation during sleep and all other periods of rest and activity.

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

We released our latest portable oxygen concentrator, Rove 6, in Europe in December 2022, and in the U.S. in July 2023. The Rove 6 was subsequently launched in the United States in August 2023. The Inogen One G5 portable oxygen concentrator was released to market in April 2019 and is among the lightest products on the market and has among the highest oxygen production capabilities of the other sub-5 pound portable oxygen concentrators on the market. The performance parameters around our systems allow us to serve ambulatory long-term oxygen patients based on their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

Stationary oxygen concentrator

We market our own 5-liter stationary oxygen concentrator, the Inogen At Home, capable of delivering continuous flow of oxygen for the patients who require it. The Inogen At Home is one of the smaller, quieter and lower weight devices in this category. We also supply lower cost third-party manufactured stationary concentrators to our rental patients who require secondary sources of oxygen as a part of their CMS contract or to meet other clinical or payer requirements.

Airway clearance

We added Simeox, an airway clearance device, to our portfolio through the acquisition of Physio-Assist in September 2023. Simeox is commercialized in the European Union and several other countries and uses an innovative technology of oscillating negative pressure to liquify mucus in the bronchi and help patients evacuate it by coughing and or leveraging postural drainage. A particular advantage of this technology is that it can be used by patients capable of generating productive cough, regardless of the body size, chest wall abnormalities or back pains. The efficacy and safety of Simeox was demonstrated in 10 clinical trials. It is marketed in Europe under MDD regulations.

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies including consumer advertising, an inside sales staff, and a physician referral model. Of the $226.3 million of our 2023 revenue derived from the United States, approximately 42.4% represented direct-to-consumer sales, 29.3% represented sales to traditional home medical equipment providers, distributors (including our private label partner) and resellers, and 28.3% represented direct-to-consumer rentals.

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

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One, Inogen Rove and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors.

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

As of December 31, 2023, we employed 379 people in our Sales and Marketing organization.

Concentration of customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. Medicare’s service reimbursement programs represented more than 10% of our total revenue for the years ended December 31, 2023, 2022 and 2021. Two customers each represented more than 10% of our net accounts receivable balance with net accounts receivable balances of $8.6 million and $5.0 million as of December 31, 2023 and $22.6 million and $9.9 million as of December 31, 2022.

We rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 67.7%, 77.0% and 81.9% of rental revenue in 2023, 2022 and 2021, respectively, and based on total revenue were 13.7%, 11.6% and 10.6% for 2023, 2022 and 2021, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $2.1 million or 4.9% of total net accounts receivable as of December 31, 2023 compared to $2.1 million or 3.4% of total accounts receivable as of December 31, 2022.

International

Approximately 28.3% of our total revenue was from outside the United States in 2023. We sell through distributors, resellers, and home medical equipment providers in certain markets within Canada, Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. To date, we have sold our products in a total of 62 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. In this case, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2023, we had 371 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 8 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2023, 2022 or 2021.

Our wholly-owned subsidiary, Inogen Europe B.V. operates a European customer support site in the Netherlands. This site offers multi-lingual customer service and sales support to improve our European customer support at lower cost. Also, in support of our European operations, we produce our Inogen One G5 concentrators and perform related repair activities using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to efficiently service our European customers. Physio-Assist sells their Simeox product throughout Europe, the Middle East, Canada, and Australia.

Customer support

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2023, we had a dedicated customer service team that was trained on our products, a clinical support team made up of licensed nurses or respiratory therapists, a patient intake team, an order intake team, and a dedicated billing services team. We provide our patients with a dedicated 24/7 hotline for which patients have direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever needed by the patient or the customer service representative. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, and safety with our products.

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

Medicare and private insurance rentals represented 20.3% of our total revenue in 2023, up from 15.0% of our total revenue in 2022. The increased rental revenue as a percentage of total revenue was primarily due to increased rental patients on service and increased reimbursement rates.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2023, approximately 67.7% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 13.7% of our total revenue in the year ended December 31, 2023 and 11.6% in the year ended December 31, 2022.

For additional discussion of the impact of the recent Medicare reimbursement proposals, see “Risk Factors” herein.

Manufacturing and raw materials

We assemble the compressors, sieve beds, and concentrators in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture low to medium volume products and perform product repairs to improve delivery to our European accounts. We typically enter into master service agreements with our major vendors for these components that specify supply requirements, quality and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We expect to maintain our assembly operations for our products at our facility in Texas. In 2023, we were focused on securing supply for components to make our products which included higher costs of semiconductor chips, reducing the cost of our Inogen One G5 product (excluding semiconductor chips), and increasing the robustness of our supply chain to reduce potential component constraints as we grow our business.

We also use lean manufacturing practices to maximize manufacturing efficiency. We rely on third-party manufacturers to supply several components of our products. We have elected to source certain key components from single sources of supply, including our batteries, motors, valves, stationary concentrators, columns, and some molded plastic components. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption. In order to help mitigate against the risks related to a single source of supply, for certain components we qualify alternative suppliers and develop contingency plans for responding to disruptions. However, a continued reduction or halt in supply from one of these single-source suppliers, any dual-sourced suppliers or any other limited-source suppliers with similar sub-component suppliers could limit or prevent our ability to manufacture our products or devices until one or more sufficient replacement suppliers is found and qualified. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “We obtain some of the components, subassemblies and completed products included in our products from a single source or a limited group of manufacturers or suppliers, and in some cases those components are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and an adverse effect on our financial condition and results of operations.”

We currently manufacture in a leased building in Plano, Texas and have a design facility at our Corporate Headquarters in Goleta, California, that we have registered with the Food and Drug Administration (FDA) and maintain a Quality Management system for which we have obtained International Standards Organization (ISO) 13485 certification.

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

As of December 31, 2023, we had 206 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of patient preference in the oxygen concentrator field. We use a combination of research and development staff along with third party resources to develop our products. As of December 31, 2023, our research and development staff included 25 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, digital health, and manufacturing automation. The team is augmented with expertise and resources of our third-party partners specialized in medical device development. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing production costs of our existing products, as well as developing our next-generation oxygen concentrators. We have leveraged our eighty-seven issued patents while also have historically reduced our overall POC system cost and intend to continue to seek ways to reduce our cost of revenue through manufacturing and design improvements. Following the acquisition of Physio-Assist, the engineering team is also leveraging the legacy Physio-Assist team to advance the development of the Simeox product line.

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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.) Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Gas Control Equipment (subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, and Belluscura. Respironics announced in early 2024 that it would be leaving the U.S. portable oxygen concentrator market until further regulatory assessments but continues to have product in the market. This is not an exhaustive list of competitors. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a “predicate device” which can be a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application. The performance goal for the FDA to make a decision is within 90 FDA Days (calculated as the number of calendar days between the date the 510(k) was “accepted” by the FDA for substantive review and date of a decision, excluding the days the submission was on hold for an Additional Information request). As a practical matter, clearance often takes significantly longer. The FDA must “accept” the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will either allow the submission of a De Novo application, or place the device, or the particular use, into Class III. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G3, Inogen One G4, and Inogen One G5 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. We obtained 510(k) clearance for the Rove 4 system on December 9, 2022 and 510(k) clearance for the Rove 6 system on June 30, 2023.

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

We have sponsored clinical studies and real-world data analyses that recently resulted in several publications in the areas of the following: use of portable oxygen concentrators, impact of oxygen treatment modality and patient mobility on mortality and healthcare resource utilization, as well as the impact of ventilatory support in addition to oxygen therapy on exercise tolerance in patients with COPD. We continue to invest in clinical research activities to support new product development, as well as expansion of the uses of its products and services.

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

Federal False Claims Act

The Federal False Claims Act (as amended) provides that the federal government, and under certain circumstances a private party or whistleblower, may bring claims against a person who knowingly presents or causes to be presented a false or fraudulent request for payment to the federal government or uses a false statement or false record to get a claim approved. Violations of the False Claims Act can result in penalties up to $0.024 million for each claim, plus three times the amount of damages that the federal government sustained. The Company is not aware of any pending claims against it under the False Claims Act.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.121 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

Patient Protection and Affordable Care Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, among other things, imposed public reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $0.2 million per year (or up to an aggregate of $1.363 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

The Patient Protection and Affordable Care Act also requires healthcare providers to voluntarily report and return an identified Medicare or Medicaid overpayment within 60 days after identifying the overpayment. Failure to repay the overpayment within 60 days will result in the claim being considered a “false claim” and the healthcare provider will be subject to False Claims Act liability, and additional CMPs of $0.024 million for each item or service that is not reported and returned.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, public accountants, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Inogen One or Inogen At Home systems, sell counterfeit versions of our products, or obtain and use information that we regard as proprietary.

Patents

As of December 31, 2023, we had thirty-three pending patent applications and eighty-seven issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2023 acquisition of Physio-Assist added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and Physio-Assist include several categories.

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

A third category of patents and patent applications relates to system designs that may be directed to products in both oxygen and ventilation product categories. One example of a patent in this category is U.S. patent 9,907,926, which is directed to an oxygen concentrator for mechanical ventilation. This category of patents expired in 2023 or later (without taking into account any patent term adjustments). Patents and patent applications in this category and others may facilitate the design and development of future respiratory products that can serve patients in need of supplemental oxygen and or mechanical ventilation therapies.

Trademarks

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove,” “Inogen Rove 4” and “Inogen Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a pending application for the mark “Inogen” in the Dominican Republic. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registrations) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4,” and “Inogen Rove 6,” “Rove 4” in Canada, . We own pending applications for the mark “Rove 6” in Canada, Europe (the European Union), and the United Kingdom. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIO-ASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the mark “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

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

Employees

As of December 31, 2023, we had 834 full and part-time employees worldwide, consisting of 387 employees in sales, marketing, clinical and client services, 206 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 207 employees in general administration and 34 employees in research and development. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

Employee culture

Inogen strives to instill a culture based on our foundational values of (1) We always do what is right, (2) Invest in people, and (3) Treat people right. This is activated through our five cultural pillars which are (1) Create Trust, (2) Inspire Initiative, (3) Achieve Together, (4) Invite Diversity, and (5) Make a Difference. Onboarding, leadership development and regular engagement surveys create a sustainable ecosystem for these values and culture pillars to thrive.

Additionally, all of our directors, officers, and employees are guided by our Code of Ethics and Conduct, which is published on the Investor Relations section of Inogen's website at: http://investor.inogen.com/. The Code of Ethics and Conduct summarizes the compliance and ethical standards we expect of our employees and directors, the procedures for a suspected breach, and the consequences of any substantiated breach. The Code of Ethics and Conduct also constitutes Inogen’s Code of Ethics and Conduct under U.S. law and the NASDAQ exchange’s listing standards. It deals with conflicts of interest, confidential information, fair dealing with customers, suppliers, competitors, and healthcare professionals, and compliance with financial reporting, insider trading, and other financial market regulation.

Talent acquisition and development

As noted above we seek strong talent with subject matter expertise and provide competitive wages. We also promote from within and encourage Inogen employees to take advantage of learning opportunities and we provide financial support through a tuition reimbursement program to help employees complete their college education and be prepared for higher level positions. We have a strong leadership and manager program and standardized cultural onboarding for all associates.

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

We maintain an equitable, market-based compensation architecture and proactively align our benefits, policies and practices with the philosophies, values, and culture pillars. Inclusive leadership programming and onboarding programs further support these efforts across the organization.

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

Health and safety

Our approach to health and safety uses our management systems, preventative training, problem solving safety committees, and our quality culture to minimize workplace incidents and maximize the care taken for employees who suffer from a workplace incident, per our health and safety policy. Inogen also has a corporate wellness program to promote improved physical and emotional wellbeing.

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

Inogen is a responsible corporate citizen that has done business in 62 countries and territories around the world. Our business success and our environmental stewardship both depend on the efficiency of our global distribution network. Our long-term GHG reduction strategy is to optimize the processes that consume non-renewable resources within this network. We also recognize that, as a critical component of our customers’ supply chains, Inogen plays an important role in helping them operate in a more environmentally sustainable way.

Backlog

We run our operations on a just-in-time basis; however, the volatility of order intake may result in periods when incoming orders exceed our capacity. We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business. Further, our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Geographic information

During the years ended December 31, 2023, 2022, and 2021, substantially all of our long-lived assets were located within the United States. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we historically experienced higher sales revenue in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more home medical equipment (HME) providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 859 Ward Drive, Goleta, California 93111. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Information about our executive officers

The following table identifies certain information about our executive officers as of February 23, 2024.

Name	Age	Position
Kevin R. M. Smith	53	Chief Executive Officer, President, and Director
Michael K. Sergesketter	64	Executive Vice President, Chief Financial Officer and Corporate Treasurer
Dr. Stanislav Glezer	51	Executive Vice President, R&D and Chief Medical Officer
Jason Somer	56	Executive Vice President, General Counsel and Corporate Secretary
Gregoire Ramade	54	Executive Vice President, Chief Commercial Officer

Kevin R. M. Smith has served as our President, Chief Executive Officer, and as a director since November 2023. Previously, Mr. Smith served as the CEO, President and Executive Director at Sirtex Medical US Holdings, Inc., a biotechnology company, from 2019 to 2023, after serving as Executive Vice President of Sales & Marketing, Americas from 2017 to 2019. From 2021 to 2022, Mr. Smith also served as interim President and Chief Executive Officer and Director at OncoSec Medical, Inc., a biotechnology company. In his previous roles Mr. Smith served as Executive Vice President of Business Development at Gel-e, Inc., as Chief Commercial Officer at Sensium Healthcare, as Global Vice President of Sales & Marketing at Teleflex, and served in various sales and marketing roles in medical device companies. Mr. Smith holds a Master of Business Administration in Global Management from University of Phoenix and a Bachelor of Science in Marketing from the University of Kentucky.

Michael K. Sergesketter has served as our Executive Vice President, Chief Financial Officer, and Corporate Treasurer since September 2023. Previously, Mr. Sergesketter served as our interim Executive Vice President, Chief Financial Officer from December 2021 to March 2022. Mr. Sergesketter previously served as CFO of Kimball Electronics, Inc. and brings over forty years of finance experience in the manufacturing services industry. He also brings expertise working across business functions, including with the CEO and Board of Directors, Audit Committee and Compensation and Governance Committee. As part of his role as the CFO of Kimball Electronics, Inc. following its spin-off in 2014 and through June 2021, Mr. Sergesketter led the transformation of the finance and reporting functions to support the newly formed public company, helping to formulate and execute on the strategy that led to global expansion. During his tenure at Kimball Electronics and its predecessors, Mr. Sergesketter had the responsibility for a number of critical finance functions, including SEC reporting, Treasury, Investor Relations, Tax, Financial Planning & Analysis, Internal Audit while playing a leading role in various M&A transactions in the U.S. and abroad.

Dr. Stanislav Glezer has served as our Executive Vice President, R&D and Chief Medical Officer since January 2024, responsible for R&D and Engineering, Medical Affairs, Regulatory Affairs, and Quality. Dr. Glezer also served as our Executive Vice President and Chief Technology Officer from October 2021 to January 2024 and as our Executive Vice President and Chief Medical Officer from June 2021 to October 2021. Previously, Dr. Glezer was with Becton, Dickinson and Company, a global medical technology company where he served as the Worldwide Vice President of Medical Affairs for Diabetes Care since September 2018 with Business Development responsibilities added under him since January 2021. Prior to joining Becton Dickinson, Dr. Glezer served as the Chief Medical Officer at Adocia S.A. a biotechnology company from 2017 to 2018. From 2016 to 2017, Dr. Glezer served as Vice President of Global Medical Affairs at Novo Nordisk, Inc., a healthcare company. Earlier, Dr. Glezer served in a number of roles of progressively increasing seniority, including, Global Project Head for the largest late-stage pipeline asset, Vice President of Evidence and Value & Access, Vice President of Medical Affairs, and Senior Director of Medical Strategy & Operations, for Sanofi S.A., a multinational pharmaceutical company, from 2001 to 2015. Dr Glezer holds a doctor of medicine from Moscow State University of Medicine and Dentistry and an MBA from California Coast University.

Jason Somer has served as our Executive Vice President and General Counsel and Secretary since July 2021. Previously, Mr. Somer served as head Legal Counsel at Invoca, Inc., a SaaS analytics company. Prior to his time at Invoca, Mr. Somer served as Associate General Counsel at Sunniva, Inc., and as General Counsel and Corporate Secretary for Innova Gaming Group, a gaming company. Prior to joining Innova, Mr. Somer served as the Senior Vice President of Business Development and General Counsel at Sunora Energy Solutions, a solar energy development company. Mr. Somer also previously served as the Vice President of Special Projects and the Senior Global Counsel at Suntech Power, a Shanghai-based solar energy technology company. Prior to joining Suntech Power, Mr. Somer served as Director of Legal Affairs & Business Development at Ironport Systems, Inc. and as Associate General Counsel and a Business Development Director of Neoforma, Inc. Mr. Somer joined Neoforma from Morrison & Foerster where he was a corporate/securities associate based in New York. Mr. Somer holds a L.L.M. from Boston University, a L.L.B from the University of British Columbia School of Law, and a B.Sc. from the University of Western Ontario in Biology/Pharmacology.

Gregoire Ramade has served as our Chief Commercial Officer since January 2024 and served as our Senior Vice President of International Sales from November 2023 to January 2024. Prior to joining the Company, Mr. Ramade served as Senior Vice President and Chief Commercial Officer of Vapotherm, Inc. from October 2020 to October 2023 and as Vice President, International Sales and Worldwide Marketing of Vapotherm, Inc. since May 2016. Mr. Ramade worked at Becton Dickinson Medical-Pharmaceutical Systems as Vice President of Global Marketing and Business Development from January 2013 to May 2016. He also held the positions of Senior Marketing Director Home Healthcare Solution at Philips Healthcare from 2010 to 2012, Marketing Director EMEA at Philips Respironics from 2005 to 2009 and Product Manager of Consumable Masks and Accessories at Philips Respironics from 2004 to 2005. Mr. Ramade holds a bachelor’s degree in International Business with a minor in Economics from the American University of Paris and an MBA in International Business and Marketing from the Ecole Nationale des Ponts et Chausses School of International Management.

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
•
potential acquisitions of, or investments in, other companies;
•
the complex and lengthy reimbursement process we depend upon for a significant portion of our revenue;
•
increases in our operating costs;
•
economic impacts that affect customer and consumer spending as well as demand for our products;
•
public health threats and epidemics;
•
the lack of long-term supply contracts with many of our third-party suppliers;
•
the competitive bidding process or other reimbursement policy changes under Medicare or other third-party payors, including recently enacted and potential future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs;
•
consolidation in the healthcare industry;
•
healthcare reform measures;
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
•
the possibility of non-payment of our HME providers, distributors, private label partners and resellers;
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

Our significant manufacturing competitors are Respironics (a subsidiary of Koninklijke Philips N.V.), Caire Medical (subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Gas Control Equipment (subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, and Belluscura. Respironics, which announced in early 2024 that it would be leaving the U.S. portable oxygen concentrator market until further regulatory assessments but continues to have product in the market. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations. For the years ended December 31, 2023, 2022, and 2021, sales revenue to our top 10 customers accounted for approximately 25.2%, 30.5% and 27.4%, respectively, of our total revenue. Medicare's service reimbursement programs represented more than 10% of our total revenue for the years ended December 31, 2023, 2022 and 2021. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label partner. We have also experienced a decline in sales from other HME providers and these providers have communicated to us that they continue to be subject to capital constraints. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

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
•
our suppliers may be unable to meet demands due to the effect of exposure to infectious diseases, epidemics or other public health emergencies, or due to acts of terrorism, hostilities, military conflict or war, including the conflict between Israel and Hamas and the war in Ukraine;
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

We have experienced supply problems with one or more of our suppliers and may again experience supply problems in the future. For example, we saw supply chain disruptions in the second half of 2021 as well as in 2022 and 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards. However, we recognize that there could be supply shortages for other components used in our products. While we have taken steps to attempt to mitigate the impact of potential supply shortages, the previously experience shortages have had and any future shortage may have a negative impact on our ability to manufacture products (including with respect to the production halt discussed below) as these chips are used across all of our portable oxygen concentrators in our batteries and printed circuit boards.

The inflated costs related to the supply shortage negatively impacted our cost of goods sold throughout 2022 and 2023 associated with these chips, most of these costs increased our prepaid expense and inventory given that these components were either not yet delivered or not yet sold in finished products during the period.

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we may be required to perform due diligence to determine the origin of such minerals and disclose and report whether such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we fail to comply with the applicable regulations, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could constitute a material modification or require a redesign of our products and, potentially, require additional FDA clearance or approval before we could use any materially modified or redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and results of operations.

If we are unable to continue to enhance our existing products, develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $20.8 million, $21.9 million and $16.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer.

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

Our business strategy may, from time-to-time, include acquiring or investing in complementary services, technologies or businesses, such as our acquisition of Physio-Assist in 2023. We do not have an extensive history of acquiring other companies and cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

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

For example, as part of our ongoing efforts to advance patient preference and maintain our technology leadership position, we acquired New Aera in 2019. We made certain assumptions relating to the New Aera acquisition, which assumptions have proven to be inaccurate, including the failure to realize the expected benefits of the acquisition, failure to realize expected revenue, higher than expected operating costs, and general economic and business conditions that adversely affected the combined company following the acquisition. On December 19, 2022, we determined to dispose of the technology intangible assets previously acquired from New Aera related to the Tidal Assist® Ventilator (TAV®) technology by ceasing development of such assets and abandoning the TAV program (the “Disposal Determination”). We made the Disposal Determination based on our assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within our existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved Healthcare Common Procedure Coding System (HCPCS) code process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable.

We depend upon reimbursement from Medicare, private payors, Medicaid and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2023, 2022 and 2021, approximately 20.3%, 15.0% and 12.9%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines, and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process which would adversely affect our business, financial condition and results of operations.

Increases in our operating costs could have a material adverse effect on our business, financial condition and results of operations.

Reimbursement rates are established by fee schedules mandated by Medicare, private payors and Medicaid, and are likely to be set, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products, as these inflation adjustments are subject to annual approval outside of our control. In particular, labor and related costs account for a significant portion of our operating costs, and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. As a result, increases in our operating costs including personnel-related costs could adversely affect our financial condition and results of operations.

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

We are subject to risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency (PHE).

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, we previously experienced declines in total demand during portions of the COVID-19 pandemic and related PHE, which we believe were due to these factors and other factors related to the COVID-19 pandemic and related PHE.

In addition, while we and our contract manufacturer were able to keep our manufacturing facilities open during the COVID-19 pandemic and related PHE, there can be no assurance that we would be able to keep such facilities open indefinitely during a future public health emergency.

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
•
The Deficit Reduction Act of 2005 limited the total number of continuous rental months for which Medicare will pay for oxygen equipment to 36 months, after which time there is generally no additional reimbursement to the supplier (other than for periodic, in-home maintenance and servicing). The Deficit Reduction Act of 2005 also provided that title of the equipment would transfer to the beneficiary, which was later repealed by the Medicare Improvements for Patients and Providers Act of 2008. For purposes of the rental cap, the Deficit Reduction Act of 2005 provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. After the 36th continuous month during which payment is made for the oxygen equipment, the supplier is generally required to continue to furnish the equipment during the period of medical need for the remainder of the useful lifetime of the equipment, provided there are no breaks in service due to medical necessity that exceed 60 days. The reasonable useful lifetime for our portable oxygen equipment is 60 months. After 60 months, if the patient requests, and the patient meets Medicare coverage criteria, the rental cycle starts over and a new 36-month rental period begins. There are no limits on the number of 60-month cycles over which a Medicare patient may receive benefits and an oxygen therapy provider may receive reimbursement, so long as such equipment continues to be medically necessary for the patient. We anticipate that the Deficit Reduction Act of 2005 oxygen payment rules will continue to negatively affect our net revenue on an ongoing basis, as each month additional customers reach the capped rental period in month thirty-seven, resulting in potentially two or more years without rental income from these customers while we continue to incur customer service and maintenance costs. Our capped patients as a percentage of total patients on service was approximately 13.1% as of December 31, 2023 and 9.2% as of December 31, 2022. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off service before and during the capped rental period, and existing patients enter the capped rental period. We cannot predict the potential impact to rental revenues in future periods associated with patients in the capped rental period.
•
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, included, among other things, face-to-face physician encounter requirements for certain durable medical equipment and home health services, and a requirement that by 2016, the competitive bidding process be nationalized or prices in non-competitive bidding areas be adjusted to match competitive bidding prices.
•
There were significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impacted oxygen therapy and other durable medical equipment. The CARES Act allowed the U.S. Department of Health and Human Services (HHS) to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, passed on March 27, 2020, included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. The COVID-19 PHE expired on May 11, 2023. The Coronavirus Preparedness and Response Supplemental Appropriations Act extended the 75/25 blended rates for all other non-competitively bid areas until December 31, 2023.

•
In May 2020, Congress eliminated the 2% Medicare sequestration payment reduction that applies to all Medicare providers and suppliers, due to the COVID-19 PHE, and Congress extended it until March 31, 2022. The sequestration payment reduction resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, and the full 2% Medicare sequestration resumed on July 1, 2022.
•
The CARES Act established a provider relief fund of $100 billion for Medicare providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE, and as a Medicare supplier we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provided additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion was additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE, which was in addition to the $100 billion approved in the CARES Act.
•
On April 6, 2020, CMS issued an Interim Final Rule (IFR) in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, the face-to-face requirements and clinical indications of coverage for home oxygen, among other respiratory products, were waived.
•
The Trump administration also issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS was waived when signatures could not be collected during the COVID-19 PHE for dates of services within the PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, paused the national prior authorization program for certain DMEPOS items, automatically extended expiring accreditations, granted contractors the flexibility to grant appeals extensions, and suspended medical review of claims. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during this COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed medical review of claims and the prior authorization program for certain DMEPOS.
•
CMS issued a final rule in December 2021 (CMS-1738-P) to establish payment amounts that were to be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare.
•
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

•
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
•
On December 29, 2022, the Consolidated Appropriations Act of 2023 (Pub. L. 117-328) was signed into law. Included in this law was a provision deferring for two years, until January 1, 2025, the Statutory PAYGO Medicare payment reductions. This law also extended the DME 75/25 blended rates in non-competitive bidding areas and extended the COVID-19 PHE telehealth waivers until the end of 2024. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Medicare’s service reimbursement programs accounted for 67.7%, 77.0% and 81.9% of rental revenue for the years ended December 31, 2023, 2022 and 2021, respectively, and based on total revenue were 13.7%, 11.6% and 10.6% for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the Secretary of HHS to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment, including oxygen equipment.

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2023, approximately 67.7% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment (OGPE) rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former competitive bidding areas (CBAs) in the prior six years are outlined in the table below for E1390 and E1392, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index (CPI) and sequestration adjustments but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, on October 27, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in former CBAs, using a simple average of rates in each CBA.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2024	$93.41	$45.78
As of January 1, 2023	$90.77	$44.49
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

CMS also issued a final rule in December 2021 (CMS-1738-P) to establish payment methodologies to be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare.

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

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2024	$168.96	$51.18
As of January 1, 2023	$164.48	$50.44
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the Consumer Price Index (CPI) and sequestration adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE. In December 2022, Congress' Consolidated Appropriations Act extended the higher 75/25 blended rates in non-CBAs until December 31, 2023. As of January 1, 2024, the rates in former non-CBAs were reduced to the former CBA rates listed in the table above. Rates in rural areas continue to be based upon a 50/50 blended rates, consistent with CMS' December 2021 final rule described above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2024	$93.61	$46.12
As of January 1, 2023	$125.41	$46.49
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 13.7% of our total revenue in the year ended December 31, 2023 and 15.0% in the year ended December 31, 2022.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order and in some cases, CMS will reimburse for repair costs. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2023 and December 31, 2022. Our capped patients as a percentage of total patients on service was approximately 13.1% as of December 31, 2023 and 9.2% as of December 31, 2022. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off service before and during the capped rental period, and existing patients enter the capped rental period.

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

The home medical equipment market is highly competitive, and our products face significant competition from other well-established manufacturers. Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have caused pricing pressures which have resulted in a consolidation trend in the home medical equipment industry as well as among our customers, including home healthcare providers. In the past, some of our competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, exclusion of products from or unfavorable position on provider formularies and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures.

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

We assemble our products at our facility in Plano, Texas and through our contract manufacturer in the Czech Republic. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair or replace. Our facilities are in areas that have and may in the future be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, pandemic and related facility shutdowns, fire, flood, earthquakes and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our Inogen One G3 and Inogen One G5 concentrators and for repair services for these products. Since 2018, our contract manufacturer has produced the vast majority of the concentrators required to support our European demand. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

A portion of our rental revenue is derived from private payors. Based on our patient population, we estimate approximately 41% of potential customers have non-Medicare insurance coverage (including Medicare Advantage plans). Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and results of operations. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare reimbursement amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by competitive bidding or by initiatives to reduce costs for private payors. Failure to maintain or obtain new private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial condition and results of operations.

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

We sell our products to certain HME providers, distributors, private label partner and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, two single customers each represented more than 10% of our net accounts receivable balance with accounts receivable balances of $8.6 million and $5.0 million, respectively, as of December 31, 2023, and $22.6 million and $9.9 million, respectively, as of December 31, 2022. Challenging economic conditions, including those associated with the recent recessionary effects and inflationary pressure, may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business partners may increase if our business partners and their end customers are adversely affected by potential worsening global economic conditions or the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the COVID-19 pandemic and related PHE, the conflict between Israel and Hamas and the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China or other events affecting the United States or global economy. One or more of these business partners could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2023, 2022 and 2021, approximately 28.3%, 26.8% and 22.2%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

For example, for the year ended December 31, 2023, we experienced a net foreign currency gain of $0.2 million, and for the years ended December 31, 2022 and 2021, we experienced net foreign currency losses of $0.8 million and $0.7 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2023. Additional information on our hedging arrangements is also contained in Note 3 – Fair value measurements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than sixty-two countries around the world where we have conducted activities and have sold our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our Inogen One systems contain lithium ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal, and we may not be able to obtain liability or product insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and results of operations may be adversely affected.

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

We and our vendors and service providers rely on information technology networks and systems, and if we are unable to protect against service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, our operations could be disrupted, and our business could be negatively affected.

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

If our information technology networks and systems or those provided by our third-party service providers and vendors suffer unauthorized access, severe damage, disruption or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and other proceedings and our business could be negatively affected. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including personally identifiable information and protected health information), and data loss, corruption, unavailability, or other unauthorized processing. There is no assurance that we will not experience service interruptions, security breaches, cybersecurity risks and data security incidents, or other information technology failures, whether suffered by us or third parties on which we rely, in the future.

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

If the market opportunities for our products are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, limitations under federal or state law could impact our ability to use our deferred tax assets. Finally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 7 – Income taxes in the notes to our consolidated financial statements in this Annual Report on Form 10-K for additional information and factors that could impact our ability to realize the deferred tax assets.

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

CMS has issued a final rule to require Medicare prior authorization (PA) for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization” and that have an average purchase fee of $1,000 or greater, or an average rental fee schedule of $100 or greater. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen (code E1390) was included on the master list but was later removed. On April 22, 2019, stationary oxygen (E1390) was again added to the list of potential codes that could be subject to PA. On November 8, 2019, CMS revised the criteria for inclusion on the master list and added 212 DMEPOS items, including portable oxygen concentrators (E1392), to the master list. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a PA is required. CMS selects a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements, instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a PA decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed PA decision would be 2 business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. If our products become subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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
•
criminal prosecution.

For example, our devices are labeled with a 5 or 8-year product life duration and we and our distributors, in some instances, have provided serviced devices after their useful life duration to rental patients in the United States and internationally, or conducted repairs on such devices for the patients who have purchased them. We have taken measures to confirm that continued use of such units was not reported to have created an undue safety risk to patients and is not associated with increased product quality concerns, but there can be no assurance that the risk profile of the devices will not change or that governmental regulatory authorities could not view the practice as a violation of applicable regulations under certain circumstances resulting in adverse regulatory or enforcement action, exposing us to potential fines and other penalties or litigation related to government insurance reimbursement, or warranty or product liability, claims. In such event, our ability to effectively manufacture, market and sell our products could be impaired.

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

The primary regulatory body in Europe is the European Commission, which includes most of the major countries in Europe. The European Commission has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices and assesses whether devices can be commercially distributed throughout Europe based on the class of the product, and typically, a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. The EU MDR does not apply in Great Britain (England, Scotland and Wales) and the commercialization of medical devices in that territory must comply with rules set out in domestic legislation including the UK Medical Devices Regulations 2002. Devices that are validly CE marked under the EU regime or UK Conformity Assessed (UKCA) marked under the UK Medical Devices Regulations 2002 may be placed on the market or put into service in Great Britain. Devices such as portable oxygen concentrators require third-party assessment by a UK approved body, which is an independent organization designated by the UK Medicines and Healthcare products Regulatory Agency (MHRA) to conduct the conformity assessment. The commercialization of medical devices in the UK are also subject to additional national requirements (e.g., registration and where the manufacturer is not established in the UK, the appointment of a UK Responsible Person).

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

Approximately 28.3%, 26.8% and 22.2% of our total revenue was from sales outside of the United States for the years ended December 31, 2023, 2022, and 2021, respectively. We have sold our products in multiple international countries and overseas regions outside of the United States through our wholly-owned subsidiaries, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we are required to obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. For example, the European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the European Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation had a three-year implementation period, with full application of the regulation occurring in May 2021 and replacing the pre-existing directives on medical devices in the European Union. Since May 2021, devices must be validly CE marked in accordance with the European Medical Device Regulation (MDR) or, if validly CE marked under the Medical Device Directive (MDD) (or AIMDD), meet the requirements of the MDR's transitional arrangements in order to be placed on the market. Devices that do not satisfy either of these requirements cannot be placed on the market or put into service in the EU or EEA, subject to limited exceptions.

The conformity assessment certificate under the MDD for Inogen's devices expired on May 18, 2022. The conformity assessment certification under the EU Medical Devices Regulation was issued by our notified body for our Inogen One G4 and Rove 6, the updated version of its Inogen One G5 portable oxygen concentrators, on December 12, 2022. We have authorization to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the EU and EEA. Inogen obtained its United Kingdom Conformity Assessed (UKCA) certificate covering the Inogen One G4, Inogen One G5 and Inogen at Home oxygen concentrators on April 27, 2022, which allowed Inogen to affix a UKCA mark to these devices and market them in Great Britain.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $0.2 million per year (and up to an aggregate of $1.363 million per year for “knowing failures”), subject to an annual adjustment for inflation.

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

The Federal Civil Monetary Penalties Law grants authority to the HHS Office of Inspector General (OIG) to seek civil monetary penalties (CMPs) against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. This is commonly known as a beneficiary inducement. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, including the safe harbor regulation for discounts, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $0.121 million (subject to annual adjustment for inflation) for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on October 6, 2023, sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after October 6, 2023, if the violation occurred on or after November 2, 2015.

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

We have sold our products in a total of 62 international countries or overseas regions outside the United States through our wholly-owned subsidiary, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

We are subject to California’s Proposition 65 which requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. Proposition 65 required that all businesses must be in compliance by August 30, 2018 with new regulations that require modifications to product warnings and for businesses to coordinate with upstream vendors or downstream customers for the 800+ regulated chemicals in consumer products and assess whether new occupational exposure warnings need to be posited in California facilities. We have taken steps to add warning labels to our products packaged in California and manufactured after August 30, 2018. Although we cannot predict the ultimate impact of these requirements, they could reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2023, we have thirty-three pending U.S. and international patent applications, fifty-five issued U.S. patents, and thirty-two issued foreign patents relating to the design and construction of our oxygen concentrators and our intelligent delivery technology. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage or adequate protection from allegations of infringement, whether valid or frivolous, which may result in the incurrence of material defense costs. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,”,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, “TIDAL ASSIST,” “TAV,” and “SIDEKICK” are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove,” “Inogen Rove 4,” and “Inogen Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Paraguay, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a pending application for the mark “Inogen” in the Dominican Republic. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove” and “Rove” in Canada, Europe (the European Union), and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIO-ASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the mark “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules enforced by the Public Companies Oversight Board (PCAOB) subsequently implemented by the SEC and the NASDAQ Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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
•
impairing goodwill or long-lived assets;
•
difficulty complying with the listing standards of NASDAQ; and
•
increasing the risk of regulatory proceedings and litigation, including class action securities litigation.

For example, the decline in our stock price caused our market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and was noted by management to be more than temporary as the quarter progressed. We determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32.9 million was incurred in the quarter ended September 30, 2023.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we give an Alternative Forum Consent, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person or other defendant. The foregoing shall not apply to any claims under the Exchange Act.

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

As of December 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 31.0% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Introduction: The medical device industry faces unique cybersecurity challenges, given the sensitive nature of the data and the critical role of devices in patient care. Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, suppliers, patients and customers. We remain committed to implementing robust security measures to protect against potential cyber threats and vulnerabilities that are constantly evolving across the globe.

Risk Management and Strategy: We have processes for assessing, identifying, and managing cybersecurity threats, and cybersecurity is an integral part of our overall enterprise risk management program which is overseen by our Audit Committee and the Board. Our strategy includes a comprehensive cybersecurity framework, utilizing advanced technologies and methodologies, such as cloud migrations and deployment of threat detection tools to effectively mitigate potential risks. Continuous risk assessments help us better refine our strategy, guiding the deployment of technical safeguards and shaping our incident response plans. For acquired companies, our integration strategies prioritize establishing comprehensive timelines for harmonizing information security, data privacy, and cybersecurity practices. This includes a strong focus on aligning employee education programs to ensure a seamless transition and uphold security and privacy standards across our entities.

Our cybersecurity infrastructure is based on a multi-layered defense framework, aligned with the U.S. National Institute of Standards and Technology (NIST) guidelines. We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers, ensuring the service providers adhere to our security standards, thereby safeguarding our integrated operations. The strategic migration of our data centers and infrastructure to secure cloud environments, coupled with the implementation of targeted technical cybersecurity measures, underscores our dedication to establishing foundational security across our users, applications, data, systems, and networks.

We have established a comprehensive incident response plan to swiftly address and recover from cybersecurity incidents, minimizing operational impact. We conduct regular trainings and simulations to enhance our team's awareness and preparedness against cyber threats. Biannual penetration testing and regular assessments by external experts validate the effectiveness of our cybersecurity measures. Our proactive approach to addressing identified vulnerabilities affirms the continuous improvement of our security posture.

Use of Consultants and Advisors: We engage various third-party cybersecurity service providers to assess and enhance our cybersecurity practices and assist with protection and monitoring of our systems and information, including with respect to, network monitoring, endpoint protection, vulnerability assessments and penetration testing. We engage cybersecurity consultants, auditors, and other third parties to assess and enhance our cybersecurity practices, such as a third-party consulting firm to evaluate our cyber processes including an assessment of our incident response procedures.

We have processes to evaluate third-party service providers and vendors that have access to sensitive systems and company and customer data, which may include due diligence procedures such as assessments of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. Following an assessment, we determine and prioritize service provider risk based on potential threat impact and likelihood, and such risk determinations drive the level of due diligence and ongoing compliance monitoring required for each service provider.

Board Oversight and Management’s Role: The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee oversees the proper functioning of our cybersecurity risk management program to ensures strategic alignment and governance of our cybersecurity efforts at the highest level. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

Management has implemented risk management structures, policies and procedures, and Management is responsible for our day-to-day cybersecurity risk management. Our Chief Data and Information Officer (CDIO) is responsible for our day-to-day assessment and management of cybersecurity risks. Our Enterprise Enablement function facilitates a cross-departmental approach, ensuring the executive leadership team receives quarterly updates on cybersecurity from various teams. This strategy promotes a comprehensive stakeholder engagement and enhances management oversight on cybersecurity. The updates cover progress on ongoing cybersecurity initiatives, insights from any potential threats or incidents, outputs and action plans from external vulnerability and penetration tests, and key performance metrics in line with industry standards.

Risks from Material Cybersecurity Threats: Despite ongoing threats like cyber-attacks, phishing, and ransomware, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on our business strategy, results of operations or financial condition. Our proactive security measures, alongside those of our third-party vendors, aim to protect our information technology systems and the sensitive data they hold. Although these risks have not yet materially impacted our business, we remain vigilant, continuously monitoring and adapting to evolving cybersecurity threats.

ITEM 2. PROPERTIES

As of December 31, 2023, we lease approximately 18,000 square feet of office space at our corporate headquarters in Goleta, California under a lease that expires in January 2028; approximately 154,000 square feet of manufacturing and office space in Plano, Texas under a lease that expires in April 2031; and approximately 94,000 square feet of office space in Cleveland, Ohio under a lease that expires in September 2024. In addition, we lease approximately 4,000 square feet of office space in Smyrna, Tennessee; Huntsville, Alabama; and Aurora, Colorado with lease terms of 3 years; De Meern in the Netherlands with a lease term of 5 years; and approximately 4,300 square feet of office and warehouse space in Montpellier, France under leases that expire in June 2029 and October 2032. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

We lease approximately 51,000 square feet of manufacturing and office space in Goleta, California under a lease that expires in March 2030. In July 2023, we entered into an Assignment and Assumption of Lease Agreement in which a third party (Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumes responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, we remain the primary obligor under the lease to the landlord.

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings and investigations arising in the normal course of business. We carry insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims. At this time, we do not anticipate that any of these other proceedings arising in the normal course of business will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact us because of defense and settlement costs, diversion of management resources, and other factors.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the NASDAQ Composite Index from December 31, 2018 to December 31, 2023. This graph assumes an investment of $100 on December 31, 2018 in each of our common stock, the NASDAQ Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the NASDAQ Composite Index

$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Inogen, Inc.
S & P Healthcare Equipment & Supplies^(1)
Russell 2000^(2)
NASDAQ Composite^(3)

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Inogen, Inc.	$100.00	$84.25	$54.60	$41.47	$24.47	$6.82
S & P Healthcare Equipment & Supplies^(1)	$100.00	$121.65	$161.92	$168.83	$128.29	$120.25
Russell 2000^(2)	$100.00	$123.40	$146.82	$166.75	$130.60	$150.31
NASDAQ Composite^(3)	$100.00	$134.82	$193.96	$237.24	$157.74	$226.24

(1)
The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)
The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)
The NASDAQ Composite is a market-value weighted index of all common stocks listed on the NASDAQ.

Stockholders

As of February 23, 2024, there were 9 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•
revenue recognition;
•
acquisitions and related acquired intangible assets and goodwill; and
•
long-lived asset impairment.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. As a result of a decrease in our public stock price that caused our market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and was noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. We used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32.9 million was incurred in the quarter ended September 30, 2023. Total accumulated impairment losses were $32.9 million as of December 31, 2023. As a result of the TAV technology intangible asset disposal in 2022, a quantitative analysis was required to be performed as of December 31, 2022 and concluded that there was no impairment.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology and customer relationship intangibles are amortized using the straight-line method.

Long-lived asset impairment

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

During the year ended December 31, 2023, we determined that an impairment indicator was present related to negative cash flows and a decrease in our public stock price that caused our market capitalization to fall below its carrying amount (stockholders' equity). The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. We concluded that our definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

On December 19, 2022, we determined to dispose of the technology intangible assets previously acquired from New Aera related to the Tidal Assist® Ventilator (TAV®) technology by ceasing development of such assets and abandoning the TAV program (the Disposal Determination). Prior to December 19, 2022, the TAV intangible asset was held and used, including ongoing research and development and no significant revenue. We made the Disposal Determination based on our assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within our existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved coding process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable. There had been no significant revenue associated with the sale of products developed from the technology intangible asset acquired from New Aera to date and we do not expect any revenue from such products going forward. Upon abandonment, we recognized a loss on disposal of $52.2 million in our consolidated statements of comprehensive loss for the year ended December 31, 2022 related to intangible assets, inventories, fixed assets, and construction in process associated with the TAV technology. As a result of no future sales, the change in fair value of the earnout liability related to the acquisition of the TAV technology resulted in a benefit of $13.7 million to general and administrative expense during the fourth quarter of 2022.

During the year ended December 31, 2021, we determined that an impairment indicator was present related to TAV developments as a result of the court order to dismiss our preliminary injunction related to the Department of Health and Human Services and the Centers for Medicare and Medicaid Services lawsuit. The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. We concluded that our definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

Recent accounting pronouncements

Refer to Note 2 – Summary of significant accounting policies in the notes to the consolidated financial statements included in Part IV, Item 16, "Form 10-K Summary" in this Annual Report on Form 10-K for further discussion.

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

We continued to see inflated costs related to the acquisition of semiconductor chips negatively impact our cost of sales revenue throughout 2023, and we expect this to continue to impact our cost of sales revenue into the first half of 2024 due to lower than expected sales versus the comparative period in 2023. We incurred significant costs associated with acquiring chips on the open market and a portion of these costs increased our inventory given that these components were not yet in finished products that were sold during the period. Additionally, we are seeing cost inflation for other components used in our products.

We also have experienced, along with most other companies across many industries, the macroeconomic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue through 2024. These challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations. In response we have implemented more flexible workplace requirements for certain roles, including remote workplace opportunities, but we still expect to be challenged by the macroeconomic employment environment.

For additional information on risk factors that could impact our results, please refer to the sections entitled "Risk Factors" in this Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of innovative portable oxygen concentrators (POCs) is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. As of December 31, 2023, we had thirty-three pending patent applications and eighty-seven issued patents relating to the design and construction of our respiratory devices. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold internationally through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

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

To accomplish this goal, we intend to:

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
•
Expand our rental revenues. We are evolving our operating model to focus the enhanced prescriber and direct-to-consumer sales teams to drive increased rental revenue by establishing relationships with the prescriber through a consistent cadence of contact.
•
Expand our domestic HME provider and reseller network. We have continued focus on our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label partner, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model.
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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $20.8 million, $21.9 million and $16.6 million in 2023, 2022 and 2021, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Inogen® Rove 6TM, our latest portable oxygen concentrator, in December 2022 in the EU and UK. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Inogen® Rove 4TM that will be launched in 2024. The Inogen Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Inogen Rove 6 was received June 30, 2023 and launched in the U.S. market in July 2023.

The Inogen Rove 6 is the first portable oxygen concentrator with an 8-year expected service life. The 8-year expected service life also extends to the Inogen One G5® portable oxygen concentrators. We launched the Inogen One G5 in 2019. The Inogen One G5 is similar to the product specifications of the Inogen Rove 6. We estimate that the Inogen Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

Inogen Connect, our connectivity platform on our Inogen One G4® and Inogen One G5, and Inogen Rove 6 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates.

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

Historically, we have generated a majority of our revenue from sales and rentals to customers in the United States. In the years ended December 31, 2023, 2022 and 2021, approximately 28.3%, 26.8% and 22.2%, respectively, of our total revenue was from sales to customers outside the United States, primarily in Europe. Approximately 77.7%, 70.9% and 74.1% of the non-U.S. revenue for the years ended December 31, 2023, 2022 and 2021, respectively, were invoiced in Euros with the remainder invoiced in United States dollars. We have sold our products in a total of 62 international countries and overseas regions outside the United States through our wholly-owned subsidiaries, distributors or directly to large “house” accounts, which include gas companies, HME oxygen providers, and resellers. In those instances, we sell to and bill the distributor or “house” accounts directly, leaving responsibility for the patient billing, support and clinical setup to the local provider.

Cost reduction initiatives

During 2023, we implemented certain operational efficiency and cost-savings initiatives intended to align our resources with our product strategy, reduce our operating expense, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, centralizing manufacturing activities, and outsourcing certain back-office activities. The efficiency and cost-savings initiatives were designed to reduce cost of revenue and operating expense and enable us to efficiently align our resources in areas providing the greatest benefit.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our portable oxygen concentrators, Simeox airway clearance, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, hiring additional sales representatives directly, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

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

We sold approximately 130,500 systems in 2023, 170,500 systems in 2022 and 175,800 systems in 2021. The decline in the current period was caused primarily by lower direct-to-consumer sales driven by fewer inside sales representatives as well as lower sales in the domestic and international business-to-business channels. We continue to focus on optimizing profitability in our direct-to-consumer channel, driving sales productivity with an efficiently scaled sales organization.

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

Rental revenue increased in 2023 compared to 2022, primarily due to a greater number of patients on service and higher Medicare reimbursement rates. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

A portion of rental patient population operates in a capped rental period during which no additional reimbursement is allowed unless additional criteria are met. This capped period begins after month 36 and continues until month 60. The ratio of billable patients to total patients on service is critical to maintaining rental revenue growth as patients on service increase. Medicare has noted a certain percentage of beneficiaries, approximately 25%, based on their review of Medicare claims, reach the 36th month of eligible reimbursement and enter the post-36 month capped rental period. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off service before and during the capped rental period, and existing patients enter the capped rental period.

We had approximately 51,900, 45,600 and 42,900 oxygen rental patients as of December 31, 2023, 2022 and 2021, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectible balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the years ended December 31, 2023, 2022 and 2021, approximately 67.7%, 77.0% and 81.9%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. A discussion of third-party reimbursement is contained in Item 1, Third-party reimbursement in this Annual Report on Form 10-K.

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

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales, and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate based on revenue channel mix, as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. For example, the higher costs for semiconductor chips had a negative impact on our gross margin, and we expect that will continue through the first half of 2024. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in this Annual Report on Form 10-K.

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

Rental revenue

Our rental revenue is primarily derived from the rental of our Inogen One and Inogen At Home systems to patients through reimbursement from Medicare, private payors and Medicaid, which typically also includes a patient responsibility component for patient co-insurance and deductibles. Rental revenue increased in 2023, primarily due to higher patients on service and higher Medicare reimbursement rates. We expect that our rental revenue will be impacted by the number of our sales representatives, reimbursement rate changes, the level of and response from potential customers to direct-to-consumer marketing spend, product launches, the number of billable patients and denial rates, and other uncontrollable factors such as changes in the market and competition.

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

The impact of supply chain disruptions began negatively impacting our cost of sales revenue starting in the third quarter of 2021 and is expected to continue to do so through the first half of 2024. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs.

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

Impairment charges

Our long-lived assets, including intangible assets and goodwill are required to be tested for impairment if an event occurs or circumstances change that indicate that the fair value of the entity may be below its carrying amount (a triggering event). We consider relevant events and circumstances that affect its fair value or carrying amount.

Other income (expense), net

Our other income (expense), net consists primarily of foreign currency gains and (losses), sublease income, and interest income earned on cash equivalents and marketable securities.

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

Results of operations

Comparison of years ended December 31, 2023 and 2022

Revenue

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales revenue	$251,607	$320,549	$(68,942)	-21.5%	79.7%	85.0%
Rental revenue	64,053	56,692	7,361	13.0%	20.3%	15.0%
Total revenue	$315,660	$377,241	$(61,581)	-16.3%	100.0%	100.0%

Sales revenue decreased $68.9 million for the year ended December 31, 2023 from the year ended December 31, 2022, a decrease of 21.5% from the comparable year. The decrease was primarily attributable to a decrease in domestic direct-to-consumer sales as well as lower domestic and international business-to-business sales. We sold approximately 130,500 oxygen systems during the year ended December 31, 2023 compared to approximately 170,500 oxygen systems sold during the year ended December 31, 2022, a decrease of 23.5%.

Rental revenue increased $7.4 million for the year ended December 31, 2023 from the year ended December 31, 2022, or an increase of 13.0% from the comparable year. The increase in rental revenue was primarily related to higher rental patients on service and higher Medicare reimbursement rates, partially offset by increased rental revenue adjustments.

(amounts in thousands)	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
Revenue by region and category	2023	2022	$	%	2023	2022
Business-to-business domestic sales	$66,196	$86,049	$(19,853)	-23.1%	21.0%	22.8%
Business-to-business international sales	89,401	101,163	(11,762)	-11.6%	28.3%	26.8%
Direct-to-consumer domestic sales	96,010	133,337	(37,327)	-28.0%	30.4%	35.4%
Direct-to-consumer domestic rentals	64,053	56,692	7,361	13.0%	20.3%	15.0%
Total revenue	$315,660	$377,241	$(61,581)	-16.3%	100.0%	100.0%

Domestic business-to-business sales decreased 23.1% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to our key customers facing challenges related to capital deployment and cost of borrowing as well as competitive pricing activities.

International business-to-business sales decreased 11.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022, mostly driven by intentional focus in the comparative period in 2022 on fulfilling European orders in our international business-to-business sales channel prior to the EU MDD certificate expiration. In the year ended December 31, 2023, sales in Europe as a percentage of total international sales revenue decreased to 85.3% versus 86.9% in the comparative period in 2022.

Domestic direct-to-consumer sales decreased 28.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by lower volume due to lower sales representative headcount and lower marketing spend, partially offset by increased average selling prices versus the comparative period in the prior year.

Domestic direct-to-consumer rentals increased 13.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in rental patients on service and increased Medicare reimbursement rates due to the inflation adjustment effective January 1, 2023, partially offset by increased rental revenue adjustments.

Cost of revenue and gross profit

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Cost of sales revenue	$158,636	$197,805	$(39,169)	-19.8%	50.3%	52.5%
Cost of rental revenue	30,325	25,903	4,422	17.1%	9.6%	6.8%
Total cost of revenue	$188,961	$223,708	$(34,747)	-15.5%	59.9%	59.3%

Gross profit - sales revenue	$92,971	$122,744	$(29,773)	-24.3%	29.4%	32.5%
Gross profit - rental revenue	33,728	30,789	2,939	9.5%	10.7%	8.2%
Total gross profit	$126,699	$153,533	$(26,834)	-17.5%	40.1%	40.7%

Gross margin percentage - sales revenue	37.0%	38.3%
Gross margin percentage - rental revenue	52.7%	54.3%
Total gross margin percentage	40.1%	40.7%

Cost of sales revenue decreased $39.2 million for the year ended December 31, 2023 from the year ended December 31, 2022, a decrease of 19.8% from the comparable year, due primarily to lower sales volumes, lower premiums paid for components and lower labor and overhead costs. The year ended December 31, 2023 included $14.2 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $23.8 million in the year ended December 31, 2022.

Cost of rental revenue increased $4.4 million for the year ended December 31, 2023 from the year ended December 31, 2022, an increase of 17.1% from the comparable year. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased rental asset depreciation and service costs. Cost of rental revenue included $12.9 million of rental asset depreciation for the year ended December 31, 2023 compared to $11.1 million for the year ended December 31, 2022.

Gross margin on sales revenue decreased to 37.0% for the year ended December 31, 2023 from 38.3% for the year ended December 31, 2022. The decrease was primarily due to a shift in channel mix, with a higher percentage of units sold through the business-to-business channels versus the direct-to-consumer channel. The decrease was partially offset by lower premiums paid for components and labor and overhead costs. Total worldwide business-to-business sales revenue accounted for 61.8% of total sales revenue in the year ended December 31, 2023 versus 58.4% in the year ended December 31, 2022.

Gross margin on rental revenue decreased to 52.7% for the year ended December 31, 2023 from 54.3% for the year ended December 31, 2022, primarily due to higher rental asset depreciation expense and servicing costs per patient on service, partially offset by higher Medicare reimbursement rates.

Research and development expense

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Research and development expense	$20,840	$21,943	$(1,103)	-5.0%	6.6%	5.8%

Research and development expense decreased $1.1 million for the year ended December 31, 2023 from the year ended December 31, 2022, representing a decrease of 5.0% from the comparable period. This was due primarily to a $6.8 million decrease in amortization costs of intangible assets, partially offset by an increase of $3.5 million in product development expenses and $1.4 million of personnel-related expenses.

Sales and marketing expense

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Sales and marketing expense	$107,091	$120,767	$(13,676)	-11.3%	33.9%	32.0%
Sales and marketing expense decreased $13.7 million for the year ended December 31, 2023 from the year ended December 31, 2022, a decrease of 11.3% from the comparable period. This was primarily due to decreases of $9.5 million in personnel-related expenses, $6.1 million in media and advertising costs, and $2.1 million in credit card and financing fees, partially offset by an increase of $3.4 million in consulting fees. In the year ended December 31, 2023, we spent $27.1 million in media and advertising costs versus $33.3 million in the comparative period in 2022.

General and administrative expense

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
General and administrative expense	$75,260	$43,905	$31,355	71.4%	23.8%	11.6%

General and administrative expense increased $31.4 million for the year ended December 31, 2023 from the year ended December 31, 2022, an increase of 71.4% from the comparable period. The increase was primarily attributable to increases of $22.2 million related to the change in fair value of the earnout liabilities, $3.4 million in restructuring and severance costs, $3.4 million for CEO transition costs, $2.9 million of consulting fees, $2.2 million in bad debt expense, $1.7 million in acquisition-related expenses incurred as part of business development activities, and $1.1 million in dues, fees and licenses. This was partially offset by a decrease of $4.1 million in personnel-related expenses. In the year ended December 31, 2023, we had an expense of $6.8 million from the change in fair value of the earnout liability versus a benefit of $15.4 million in the comparative period in 2022.

Loss on disposal of intangible asset

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Loss on disposal of intangible asset	$—	$52,161	$(52,161)	-100.0%	0.0%	13.8%

Loss on disposal of intangible asset decreased $52.2 million for the year ended December 31, 2023 from the year ended December 31, 2022, a decrease of 100.0% from the comparable period. On December 19, 2022, we disposed of the technology intangible asset previously acquired from New Aera related to the TAV technology by ceasing development of such asset and abandoning the asset.

Impairment charges

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Goodwill impairment	$32,894	$—	$32,894	100.0%	10.4%	0.0%

Impairment charges for the year ended December 31, 2023 resulted from a drop in our public stock price and resulted in impairment charges to goodwill.

Other income (expense)

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Interest income	$6,574	$2,837	$3,737	131.7%	2.1%	0.7%
Other income (expense)	468	(862)	1,330	154.3%	0.1%	-0.2%
Total other income, net	$7,042	$1,975	$5,067	256.6%	2.2%	0.5%

Total other income, net increased $5.1 million for the year ended December 31, 2023 from the year ended December 31, 2022, an increase of 256.6% from the comparable period. The increase was primarily attributable to an increase of $3.7 million in interest income due to the higher interest rate environment and an increase of $1.0 million in net foreign currency impact.

Income tax expense

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Income tax expense	$105	$504	$(399)	-79.2%	0.0%	0.1%
Effective income tax rate	-0.1%	-0.6%

Income tax expense decreased $0.4 million for the year ended December 31, 2023 from the year ended December 31, 2022. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. Income taxes in the current and prior period were attributable to foreign taxes and minimum state taxes.

Our effective tax rate for the year ended December 31, 2023 increased compared to the year ended December 31, 2022, primarily due to lower foreign taxes and minimum state taxes.

Net loss

	Years ended December 31,		Change 2023 vs. 2022		% of Revenue
(amounts in thousands)	2023	2022	$	%	2023	2022
Net loss	$(102,449)	$(83,772)	$(18,677)	-22.3%	-32.5%	-22.2%

Net loss increased $18.7 million for the year ended December 31, 2023 from the year ended December 31, 2022, or an increase of 22.3% from the comparable period. The increase in net loss was primarily related to the goodwill impairment, a reduction in sales revenue and gross profit, and the change in fair value of the earnout liabilities, partially offset by the $52.2 million loss on disposal of an intangible asset in 2022.

Comparison of years ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2023, we had cash and cash equivalents of $125.5 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $3.0 million, which had maturities of greater than three months. For the years ended December 31, 2023, 2022 and 2021, we received $1.5 million and $1.7 million and $15.6 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the year ended December 31, 2023 consisted of operating activities of $3.2 million as well as cash used in investing activities of $29.6 million for the Physio-Assist acquisition, net of cash acquired, capital expenditures of $27.0 million for additional rental equipment, other property, plant and equipment, intangible assets, and $2.9 million for net purchases of marketable securities.

We believe that our current cash, cash equivalents and marketable securities and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions and integration thereof; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2023	2022	2021
Cash provided by (used in) operating activities	$(3,234)	$(37,532)	$23,633
Cash used in investing activities	(59,315)	(10,877)	(14,645)
Cash provided by financing activities	960	380	15,000
Effect of exchange rates on cash	67	(481)	(426)
Net increase (decrease) in cash and cash equivalents	$(61,522)	$(48,510)	$23,562

(amounts in thousands)	December 31,
Summary of working capital	2023	2022
Total current assets	$207,067	$304,645
Total current liabilities	72,496	65,349
Net working capital	$134,571	$239,296

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of our net loss of $102.4 million, partially offset by non-cash adjustment items such as impairment charges of $32.9 million, depreciation of equipment and leasehold improvements and amortization of intangibles of $18.2 million, provision for sales returns and doubtful accounts of $10.7 million, stock-based compensation expense of $7.4 million, change in fair value of earnout liability of $6.8 million, net loss on disposal of rental assets and other assets of $4.5 million, provision for inventory obsolescence and other inventory losses of $2.7 million, and loss on purchase commitments of $2.1 million. The net changes in operating assets and liabilities resulted in net cash provided of $14.3 million.

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

For the year ended December 31, 2023, we invested $29.6 million in the Physio-Assist acquisition, net of cash acquired, $26.9 million in purchase of marketable securities, $26.5 million in the production and purchase of rental assets and other property and equipment, and $0.5 million in intangible assets, partially offset by $24.0 million we received in maturities of marketable securities.

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

For the year ended December 31, 2023, net cash provided by financing activities consisted of $1.5 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

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

Sources of funds

Our net cash used in operating activities in the year ended December 31, 2023 was $3.2 million compared to net cash used in operating activities of $37.5 million in the year ended December 31, 2022. As of December 31, 2023, we had cash and cash equivalents of $125.5 million and marketable securities of $3.0 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2023	2022	2021
Net loss (GAAP)	$(102,449)	$(83,772)	$(6,333)
Non-GAAP adjustments:
Interest income, net	(6,574)	(2,837)	(129)
Provision for income taxes	105	504	14,992
Depreciation and amortization	18,152	23,514	21,628
EBITDA (non-GAAP)	(90,766)	(62,591)	30,158
Stock-based compensation	7,427	12,283	10,943
Acquisition-related expenses	2,413	—	—
Restructuring-related and other charges	3,426	—	—
Impairment charges	32,894	—	—
Change in fair value of earnout liability	6,822	(15,386)	(11,596)
Loss on disposal of intangible asset	—	52,161	—
Adjusted EBITDA (non-GAAP)	$(37,784)	$(13,533)	$29,505

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2023.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$23,812	$4,162	$6,561	$6,266	$6,823
Purchase obligations (2)	83,000	83,000	—	—	—
Total	$106,812	$87,162	$6,561	$6,266	$6,823

(1)
We lease manufacturing and office space in Plano, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Cleveland, OH, De Meern, Netherlands and Montpellier, France with terms that expire between 2024 and 2031 and miscellaneous office and processing equipment in Texas, California and Ohio with terms expiring between 2024 and 2028. Included in these amounts are the lease payments assumed by a third party (Assignee) based on an Assignment and Assumption of Lease Agreement (Agreement) in which the Assignee assumed the rights, title, and interest in the lease. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumes responsibility for the monthly lease payments, and we remain the primary obligor under the lease to the landlord.
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

Contingent consideration

In connection with our acquisition of New Aera and Physio-Assist, we have contingent obligations to pay up to $31.4 million and $13.0 million, respectively, in earnout payments in cash if certain future financial results are met. See the section titled “Fair Value of Earnout Liability” in the notes to consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2023 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $6.9 million decline in revenue for the year ended December 31, 2023. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $125.5 million as of December 31, 2023, which consisted of highly liquid investments with a maturity of three months or less, and $3.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2023 and December 31, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2023 or December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

For purposes of conducting its 2023 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisition of Physio-Assist, completed on September 14, 2023, which constitutes 1% of total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and less than 1% of revenues. Refer to Note 3 – Acquisitions in the notes to the consolidated financial statements included in Part IV, Item 16, "Form 10-K Summary" of this Annual Report on Form 10-K for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Physio-Assist SAS ("Physio-Assist"), which was acquired on September 14, 2023, and whose financial statements constitute 1% of total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Physio-Assist.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2024

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, June 5, 2024, as a virtual meeting. Holders of record at the close of business on Monday, April 8, 2024, will be entitled to vote at the meeting.

Insider Trading Arrangements

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $13.3 million at December 31, 2023.

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

March 1, 2024

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$125,492	$187,014
Marketable securities	2,979	—
Accounts receivable, net	42,241	62,725
Inventories, net	21,840	34,093
Income tax receivable	669	1,626
Prepaid expenses and other current assets	13,846	19,187
Total current assets	$207,067	$304,645
Property and equipment, net	50,316	43,269
Goodwill	10,057	32,852
Intangible assets, net	34,591	177
Operating lease right-of-use asset	20,338	21,653
Other assets	3,825	2,445
Total assets	$326,194	$405,041
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$30,142	$33,974
Accrued payroll	11,066	11,190
Warranty reserve - current	9,628	7,790
Operating lease liability - current	3,653	3,515
Earnout liability	10,000	—
Deferred revenue - current	7,980	8,880
Income tax payable	27	—
Total current liabilities	$72,496	$65,349
Long-term liabilities
Warranty reserve - noncurrent	13,850	12,123
Operating lease liability - noncurrent	18,270	19,764
Deferred revenue - noncurrent	8,227	10,399
Deferred tax liability	8,539	—
Total liabilities	$121,382	$107,635
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 23,324,750 and 22,941,643 shares issued and outstanding as of December 31, 2023 and 2022, respectively	$23	$23
Additional paid-in capital	320,513	312,126
Accumulated deficit	(116,949)	(14,500)
Accumulated other comprehensive income (loss)	1,225	(243)
Total stockholders' equity	$204,812	$297,406
Total liabilities and stockholders' equity	$326,194	$405,041

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
Sales revenue	$251,607	$320,549	$311,730
Rental revenue	64,053	56,692	46,273
Total revenue	315,660	377,241	358,003
Cost of revenue
Cost of sales revenue	158,636	197,805	161,824
Cost of rental revenue, including depreciation of $12,893, $11,103 and
$8,860, respectively	30,325	25,903	19,696
Total cost of revenue	188,961	223,708	181,520
Gross profit
Gross profit-sales revenue	92,971	122,744	149,906
Gross profit-rental revenue	33,728	30,789	26,577
Total gross profit	126,699	153,533	176,483
Operating expense
Research and development	20,840	21,943	16,576
Sales and marketing	107,091	120,767	112,815
General and administrative	75,260	43,905	37,852
Loss on disposal of intangible asset	—	52,161	—
Impairment charges	32,894	—	—
Total operating expense	236,085	238,776	167,243
Income (loss) from operations	(109,386)	(85,243)	9,240
Other income (expense)
Interest income, net	6,574	2,837	129
Other income (expense)	468	(862)	(710)
Total other income (expense), net	7,042	1,975	(581)
Income (loss) before provision for income taxes	(102,344)	(83,268)	8,659
Provision for income taxes	105	504	14,992
Net loss	(102,449)	(83,772)	(6,333)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	1,358	(597)	(800)
Change in net unrealized gains (losses) on foreign currency hedging	—	(3,130)	1,746
Less: reclassification adjustment for net (gains) losses included in net loss	—	1,990	47
Total net change in unrealized gains (losses) on foreign currency hedging	—	(1,140)	1,793
Change in net unrealized gains (losses) on marketable securities	110	25	1
Total other comprehensive income (loss), net of tax	1,468	(1,712)	994
Comprehensive loss	$(100,981)	$(85,484)	$(5,339)

Basic net loss per share attributable to common stockholders (Note 2)	$(4.42)	$(3.67)	$(0.28)
Diluted net loss per share attributable to common stockholders (Note 2)	$(4.42)	$(3.67)	$(0.28)
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,176,098	22,852,571	22,490,027
Diluted common shares	23,176,098	22,852,571	22,490,027

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	(deficit)	income (loss)	equity
Balance, December 31, 2020	22,131,447	$22	$273,521	$75,605	$475	$349,623
Stock-based compensation	—	—	10,943	—	—	10,943
Employee stock purchases	60,299	—	1,948	—	—	1,948
Restricted stock awards issued, net of forfeitures	(43,658)	—	—	—	—	—
Vesting of restricted stock units	101,811	—	(412)	—	—	(412)
Shares withheld related to net restricted stock settlement	(4,351)	—	(235)	—	—	(235)
Stock options exercised	486,038	1	13,698	—	—	13,699
Net loss	—	—	—	(6,333)	—	(6,333)
Other comprehensive income	—	—	—	—	994	994
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	12,283	—	—	12,283
Employee stock purchases	62,328	—	1,691	—	—	1,691
Restricted stock awards issued, net of forfeitures	(5,134)	—	—	—	—	—
Vesting of restricted stock units	141,728	—	(1,252)	—	—	(1,252)
Shares withheld related to net restricted stock settlement	(3,019)	—	(103)	—	—	(103)
Stock options exercised	14,154	—	44	—	—	44
Net loss	—	—	—	(83,772)	—	(83,772)
Other comprehensive loss	—	—	—	—	(1,712)	(1,712)
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	7,427	—	—	7,427
Employee stock purchases	136,032	—	1,094	—	—	1,094
Vesting of restricted stock units	192,735	—	(517)	—	—	(517)
Shares withheld related to net restricted stock settlement	(92)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(102,449)	—	(102,449)
Other comprehensive income	—	—	—	—	1,468	1,468
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(102,449)	$(83,772)	$(6,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,152	23,514	21,628
Loss on rental assets and other assets	4,508	3,095	1,521
Gain on sale of former rental assets	(84)	(154)	(65)
Provision for sales revenue returns and doubtful accounts	10,730	13,024	11,094
Provision for inventory losses	2,691	2,423	2,062
Loss on purchase commitments	2,057	—	—
Stock-based compensation expense	7,427	12,283	10,943
Deferred income taxes	(251)	—	14,444
Change in fair value of earnout liability	6,822	(15,386)	(11,596)
Loss on disposal of intangible asset	—	52,161	—
Impairment charges	32,894	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,141	(51,337)	(6,127)
Inventories	7,878	(5,601)	(10,775)
Income tax receivable	988	(281)	705
Prepaid expenses and other current assets	5,583	6,803	(8,104)
Operating lease right-of-use asset	3,413	3,259	(16,087)
Other noncurrent assets	(1,110)	224	96
Accounts payable and accrued expenses	(9,177)	6,759	(6,476)
Accrued payroll	(508)	(6,106)	10,231
Warranty reserve	3,565	6,187	(668)
Deferred revenue	(3,075)	(1,150)	1,613
Income tax payable	27	(82)	(1,141)
Operating lease liability	(3,456)	(3,395)	16,668
Net cash provided by (used in) operating activities	(3,234)	(37,532)	23,633
Cash flows from investing activities
Purchases of available-for-sale securities	(26,869)	—	(9,987)
Maturities of available-for-sale securities	24,000	10,014	19,256
Investment in intangible assets	(494)	—	(132)
Investment in property and equipment	(5,218)	(3,337)	(5,482)
Production and purchase of rental equipment	(21,299)	(17,885)	(18,453)
Proceeds from sale of former assets	198	331	153
Acquisition of business, net of cash acquired	(29,633)	—	—
Net cash used in investing activities	(59,315)	(10,877)	(14,645)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Proceeds from stock options exercised	384	44	13,699
Proceeds from employee stock purchases	1,094	1,691	1,948
Payment of employment taxes related to release of restricted stock	(518)	(1,355)	(647)
Net cash provided by financing activities	960	380	15,000
Effect of exchange rates on cash	67	(481)	(426)
Net increase (decrease) in cash and cash equivalents	(61,522)	(48,510)	23,562
Cash and cash equivalents, beginning of period	187,014	235,524	211,962
Cash and cash equivalents, end of period	$125,492	$187,014	$235,524

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$(703)	$499	$1,544
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	3,178	—	—
Property and equipment in accounts payable and accrued liabilities	204	428	353

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

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue

The Company generates revenue primarily from sales and rentals of its products. The Company’s products consist primarily of its proprietary line of oxygen concentrators, and related accessories. Other revenue, which is included in sales revenue on the statements of comprehensive loss, primarily comes from service contracts, replacement parts and freight revenue for product shipments.

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

The payment terms and conditions of customer contracts vary by customer type and the products and services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer. The timing of sales revenue recognition, billing and cash collection results in billed accounts receivable and deferred revenue in the consolidated balance sheets.

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the years ended December 31, 2023 and December 31, 2022 was primarily driven by $6,438 and $6,598, respectively, of revenues recognized that were included in the deferred revenue balances, partially offset by $3,219 and $5,156 of payments received in advance of satisfying performance obligations as of December 31, 2023 and December 31, 2022, respectively. Deferred revenue related to lifetime warranties was $13,315 and $16,534 as of December 31, 2023 and December 31, 2022, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

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

	Years ended December 31,
Revenue by region and category	2023	2022	2021
Business-to-business domestic sales	$66,196	$86,049	$91,371
Business-to-business international sales	89,401	101,163	79,460
Direct-to-consumer domestic sales	96,010	133,337	140,899
Total sales revenue	$251,607	$320,549	$311,730

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company has not deferred any amounts associated with the capped rental period as of December 31, 2023 and December 31, 2022. Amounts related to the capped rental period have not been material in the periods presented.

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

Product Warranty

The Company generally provides a warranty against defects in material and workmanship. The Company provides a 3-year, 5-year or lifetime warranty on Inogen One systems and a 3-year and lifetime warranty on Inogen At Home systems sold. The Company only offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. The Company’s products are subject to regulatory and quality standards. The Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. The Company evaluates the liability each reporting period. Warranty costs are primarily estimated based on product return rates, historical warranty repair costs incurred and historical failure rates. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the product version has been sold and future expectations of performance based on new features and capabilities. Actual warranty costs could differ materially from the estimated amounts.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$12,611	$—	$12,611	$12,611	$—
Level 1:
Money market accounts	72,368	—	72,368	72,368	—

Level 2:
Corporate bonds	2,979	—	2,979	—	2,979
U.S. Treasury securities	19,252	136	19,388	19,388	—
Institutional Insured Liquidity Deposit Savings	21,125	—	21,125	21,125	—
Total	$128,335	$136	$128,471	$125,492	$2,979

	As of December 31, 2022
		Gross		Cash
	Adjusted	unrealized		and cash
	cost	gains	Fair value	equivalents
Cash	$27,970	$—	$27,970	$27,970
Level 1:
Money market accounts	113,534	—	113,534	113,534

Level 2:
Corporate bonds	6,474	—	6,474	6,474
U.S. Treasury securities	18,913	26	18,939	18,939
Institutional Insured Liquidity Deposit Savings	20,097	—	20,097	20,097
Total	$186,988	$26	$187,014	$187,014

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related payable of $155 and $422 as of December 31, 2023 and 2022, respectively.

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

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedge risk. The cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheets and recognizes any subsequent changes in the fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company will discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive loss related to the hedging relationship.

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2023
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2022	$(269)	$26	$—	$(243)
Other comprehensive income	1,358	110	—	1,468
Balance as of December 31, 2023	$1,089	$136	$—	$1,225

	As of December 31, 2022
	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains (losses)	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2021	$328	$1	$1,140	$1,469
Other comprehensive income (loss)	(597)	25	(1,140)	(1,712)
Balance as of December 31, 2022	$(269)	$26	$—	$(243)

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

The Company has obligations to pay up to $13,000 and $31,400 in earnout payments for the Physio-Assist acquisition and the New Aera acquisition, respectively, in cash if certain future financial and regulatory results are met. The earnout liabilities were valued using Level 3 inputs.

The fair value of the New Aera earnout was determined historically by employing a Monte Carlo simulation in a risk-neutral framework. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earnout period for recognized revenue is each calendar year beginning with calendar year 2019 and ending on the calendar year in which the earnout consideration equals the earnout cap. As a result of the earnout requirements not expected to be met for New Aera due to the asset disposal, the Company considered the fair value measurement of the earnout liability to be $0 as of December 31, 2023 and 2022. Additional information on the loss on disposal of intangible asset contained later in this Note in Long-lived assets.

The fair value of the Physio-Assist earnout was valued using a probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the achievement of one of two milestones related to FDA de novo authorization or 510(k) clearance for the Simeox Airway Clearance System within four years of the date of the closing of the transaction. Significant increases or decreases in these inputs could result in a significant impact on our fair value measurement.

The reconciliation of the earnout liabilities measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2021	$16,016
Change in fair value	(16,016)
Balance as of December 31, 2022	$—
Addition for acquisition	3,178
Change in fair value	6,822
Balance as of December 31, 2023	$10,000

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

The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of accounts receivable. For the years ended December 31, 2023 and December 31, 2022, the Company had increases of $1,055 and $1,483, respectively, in the net rental revenue related to prior years.

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2023 and December 31, 2022 were as follows:

	As of		As of
	December 31, 2023		December 31, 2022
Net accounts receivable	$	%	$	%
Rental (1)	$6,401	15.2%	$5,246	8.4%
Business-to-business and other receivables (2)	35,840	84.8%	57,479	91.6%
Total net accounts receivable	$42,241	100.0%	$62,725	100.0%

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
Business-to business receivables included extended terms for two customers: 1) one customer had a net accounts receivable balance of $8,639 and $22,641 as of December 31, 2023 and December 31, 2022, respectively; and 2) one customer had a net accounts receivable balance of $4,994 and $9,861 as of December 31, 2023 and December 31, 2022, respectively. Each customer received extended payment terms through a direct financing plan offered.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable by aging category and invoice due date as of December 31, 2023 and December 31, 2022.

	As of		As of
	December 31, 2023		December 31, 2022
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$1,388	3.3%	$303	0.5%
Aged 0-90 days	32,020	75.8%	61,556	98.1%
Aged 91-180 days	8,222	19.5%	565	0.9%
Aged 181-365 days	574	1.4%	287	0.5%
Aged over 365 days	37	0.0%	14	0.0%
Total net accounts receivable	$42,241	100.0%	$62,725	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2023 and December 31, 2022:

	As of		As of
	December 31, 2023		December 31, 2022
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$2,341	5.2%	$77	0.1%
Sales returns	479	1.1%	483	0.8%
Total allowances - accounts receivable	$2,820	6.3%	$560	0.9%

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

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021. Two customers each represented more than 10% of the Company's net accounts receivable balance with net accounts receivable balances of $8,639 and $4,994, respectively, as of December 31, 2023 and $22,641 and $9,861, respectively, as of December 31, 2022.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 67.7%, 77.0% and 81.9% of rental revenue in 2023, 2022 and 2021, respectively, and based on total revenue were 13.7%, 11.6% and 10.6% for 2023, 2022 and 2021, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $2,059 or 4.9% of total net accounts receivable as of December 31, 2023 compared to $2,138 or 3.4% of total net accounts receivable as of December 31, 2022.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2023, the Company’s three major vendors accounted for 30.8%, 16.1% and 7.9%, respectively, of total raw material purchases. For the year ended December 31, 2022, the Company’s three major vendors accounted for 28.1%, 17.7% and 8.0%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 77.7%, 70.9% and 74.1% of the non-U.S. revenue for the years ended December 31, 2023, 2022 and 2021, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2023, 2022 and 2021, respectively, is as follows:

	Years ended December 31,
	2023	2022	2021
U.S. revenue	$226,259	$276,078	$278,543
Non-U.S. revenue	89,401	101,163	79,460
Total revenue	$315,660	$377,241	$358,003

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in our consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,225 and $1,249 as of December 31, 2023 and 2022, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. The Company had prepayments for raw materials of $0 and $7,017 as of December 31, 2023 and 2022, respectively, that were classified in prepaid expenses and other current assets. During the years ended December 31, 2023, 2022 and 2021, $2,187, $1,221 and $906, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
	2023	2022
Raw materials and work-in-progress	$18,036	$26,496
Finished goods	6,871	9,324
Less: reserves	(3,067)	(1,727)
Inventories, net	$21,840	$34,093

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives as follows:

Rental equipment	1.5-8 years
Manufacturing equipment and tooling	3-5 years
Computer equipment and software	2-3 years
Furniture and equipment	3-5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $5,143, $4,528 and $3,387 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2023, 2022 and 2021, respectively.

	Years ended December 31,
	2023	2022	2021
Rental equipment	$12,893	$11,103	$8,860
Other property and equipment	4,057	3,942	3,993
Total depreciation and amortization	$16,950	$15,045	$12,853

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2023 and 2022, respectively.

	December 31,
Property and equipment	2023	2022
Rental equipment, net of allowances of $2,606 and $2,255, respectively	$67,804	$61,679
Other property and equipment	30,357	33,434
Property and equipment	$98,161	$95,113

Accumulated depreciation
Rental equipment	$31,023	$31,320
Other property and equipment	16,822	20,524
Accumulated depreciation	$47,845	$51,844

Property and equipment, net
Rental equipment, net of allowances of $2,606 and $2,255, respectively	$36,781	$30,359
Other property and equipment	13,535	12,910
Property and equipment, net	$50,316	$43,269

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

During the year ended December 31, 2023, the Company determined that an impairment indicator was present related to negative cash flows and a decrease in the Company’s public stock price that caused the Company's market capitalization to fall below its carrying amount (stockholders' equity). The relevant long-lived asset grouping was evaluated for impairment. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of the asset group’s carrying value. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the asset group and undiscounted cash flow projections. The Company concluded that its definite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

On December 19, 2022, the Company determined to dispose of the technology intangible assets previously acquired from New Aera related to the Tidal Assist® Ventilator (TAV®) technology by ceasing development of such assets and abandoning the TAV program (the Disposal Determination). Prior to December 19, 2022, the TAV intangible asset was held and used, including ongoing research and development and no significant revenue. The Company made the Disposal Determination based on the Company’s assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within the Company’s existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved coding process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable. There had been no significant revenue associated with the sale of products developed from the technology intangible asset acquired from New Aera to date and the Company does not expect any revenue from such products going forward. Upon abandonment, the Company recognized a loss on disposal of $52,161 in our consolidated statements of comprehensive loss for the year ended December 31, 2022 for intangible assets, inventories, fixed assets, and construction in process associated with the TAV technology. As a result of no future sales, the fair value of the earnout resulted in a benefit of $13,687 to general and administrative expense during the fourth quarter of 2022.

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

Goodwill and other identifiable intangible assets

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

Advertising costs

Advertising costs, which approximated $27,120, $33,265 and $35,183 during the years ended December 31, 2023, 2022 and 2021, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

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

The computation of EPS is as follows:

	Years ended December 31,
	2023	2022	2021
Numerator—basic and diluted:
Net loss	$(102,449)	$(83,772)	$(6,333)

Denominator:
Weighted average common shares - basic common stock (1)	23,176,098	22,852,571	22,490,027
Weighted average common shares - diluted common stock	23,176,098	22,852,571	22,490,027

Net loss per share - basic common stock	$(4.42)	$(3.67)	$(0.28)
Net loss per share - diluted common stock (2)	$(4.42)	$(3.67)	$(0.28)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,176,098	22,852,571	22,490,027
Stock options and other dilutive awards	160,682	115,155	166,258
Weighted average common shares - diluted common stock	23,336,780	22,967,726	22,656,285

Shares excluded from diluted weighted-average shares:
Stock options	104,681	329,586	151,344
Restricted stock units and restricted stock awards	926,859	528,398	167,237
Shares excluded from diluted weighted average shares	1,031,540	857,984	318,581

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
(2)
Due to net losses for the years ended December 31, 2023, 2022 and 2021, diluted loss per share is the same as basic.

Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued the Accounting Standards Update (ASU) No. 2023-09, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures. The new guidance expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.

In December 2023, the FASB issued the ASU No. 2023-09, Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results.
3. Acquisitions

On July 10, 2023, the Company entered into a share purchase agreement to acquire Physio-Assist, which is in the business of the design, production, and marketing of medical devices for bronchial decongestion (airway clearance technique) for patients suffering from obstructive respiratory diseases. On September 14, 2023, the Company completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist and its wholly-owned subsidiary PhysioAssist GmbH for a purchase price consisting of $32,250 in cash consideration and the fair value of a potential earnout of $3,178 based on future regulatory clearances. The Company incurred acquisition-related expenses of approximately $1,860 in the twelve months ended December 31, 2023, which were recorded within general and administrative expense.

A potential earnout payment of either $13,000 (without a clinical trial requirement) or $11,000 (with a required clinical trial less related development costs) is dependent upon the achievement of one of two milestones related to the FDA de novo authorization or 510(k) clearance for the Simeox Airway Clearance System within four years of the date of the closing of the transaction. The fair value of the earnout liability was measured using the probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the obligation.

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

The Company’s allocation of the purchase price of Physio-Assist is preliminary and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Changes are possible and could change the allocation of the purchase price.

The following table summarizes the preliminary allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of Physio-Assist:

Cash	$2,617
Accounts receivable	184
Inventories	296
Other assets	325
Property and equipment	82
Operating lease right-of-use asset	306
Intangible assets	34,100
Goodwill	9,755
Total assets acquired	$47,665

Accounts payable and accrued expenses	$1,108
Bank loans	1,922
Other current liabilities	376
Operating lease liability	306
Deferred tax liability - noncurrent	8,525
Total liabilities assumed	$12,237
Total identifiable net assets	$35,428

Cash consideration	$32,250
Fair value of contingent earnout consideration	3,178
Total purchase price	$35,428

Included in the acquired intangible assets were $32,300 of developed technology, $1,600 of customer relationships, and $200 related to trade name. The fair value measurements of the intangibles were based primarily on Level 3 inputs. Certain working capital accounts such as accounts receivables, inventories, other current assets, accounts payable and accrued expenses, bank loans and other current liabilities, as well as intangibles and related income tax amounts may be adjusted subsequent to the acquisition as they are realized at different values. These changes would be reflected as measurement period adjustments. All of the bank loans were settled subsequent to the acquisition date and prior to December 31, 2023.

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the twelve months ended December 31, 2023 and 2022 presents the revenues and net loss assuming the acquisition of Physio-Assist had occurred as of January 1, 2022.

	Twelve months ended
	December 31,
	2023	2022
Total revenue	$318,737	$379,305
Net loss	$(105,230)	$(87,079)

4. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

Balance as of December 31, 2021	$32,979
Translation adjustment	(127)
Balance as of December 31, 2022	$32,852
Translation adjustment	344
Impairment charge	(32,894)
Acquisition	9,755
Balance as of December 31, 2023	$10,057

As a result of a decrease in Company’s public stock price that caused the Company's market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. The Company used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32,894 was incurred in the quarter ended September 30, 2023. Accumulated impairment losses were $32,894 for the year ended December 31, 2023.

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

Intangible assets

There were no impairment losses related to the Company’s intangible assets as of December 31, 2023 and 2022. Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years ended December 31,
	2023	2022	2021
Research and development expense	$986	$7,813	$7,813
Sales and marketing expense	155	116	181
General and administrative expense	61	540	781
Total	$1,202	$8,469	$8,775

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$33,303	$971	$32,332
Licenses	10	185	185	—
Patents and websites	5	4,518	4,429	89
Customer relationships	4	2,974	1,372	1,602
Trade name	4	206	15	191
Commercials	3	494	117	377
Total		$41,680	$7,089	$34,591

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2022	(in years)	amount	amortization	Net amount
Licenses	10	$185	$183	$2
Patents and websites	5	4,514	4,353	161
Customer relationships	4	1,284	1,284	—
Commercials	2-3	256	242	14
Total		$6,239	$6,062	$177

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
2023
2024	$4,026
2025	3,978
2026	3,846
2027	3,731
2028	3,330
Thereafter	15,680
Total	$34,591

5. Current liabilities

Accounts payable and accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Accounts payable	$13,454	$18,237
Accrued inventory (in-transit and unvouchered receipts) and trade payables	10,054	10,837
Accrued purchasing card liability	2,197	2,606
Accrued loss on purchase commitments	2,057	—
Accrued franchise, sales and use taxes	472	492
Other accrued expenses	1,908	1,802
Total accounts payable and accrued expenses	$30,142	$33,974

Accrued payroll as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Accrued bonuses	$1,110	$2,620
Accrued wages and other payroll related items	4,170	4,967
Accrued vacation	3,194	3,133
Accrued severance	2,284	—
Accrued employee stock purchase plan deductions	308	470
Total accrued payroll	$11,066	$11,190

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $4,017, $3,870, and $4,095 for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party (Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. As inducement for the Assignee to enter into the agreement, the Company paid an incentive of $395, provided for four months of free rent for the period October 1, 2023 through January 31, 2024, and conveyed ownership of certain items of the facility's furniture and equipment. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumes responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. The Assignee gained control to the facility on September 29, 2023, and related sublease income was not material.

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending December 31,
2024	$1,041
2025	1,136
2026	1,136
2027	1,136
2028	1,136
Thereafter	2,745
$8,330

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$4,044	$3,964
Operating lease cost	3,979	3,828
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,781	225
Weighted-average remaining lease term	2.9 years	2.3 years
Weighted-average discount rate	4.5%	2.9%

Maturities of lease liabilities due in the 12-month period ending December 31,
2024	$4,162
2025	3,271
2026	3,290
2027	3,313
2028	2,953
Thereafter	6,823
$23,812
Less imputed interest	(1,889)
Total lease liabilities	$21,923

Operating lease liability - current	$3,653
Operating lease liability - noncurrent	18,270
Total lease liabilities	$21,923

7. Income taxes

The components of the Company’s income (loss) before provision for income taxes are as follows:

	Years ended December 31,
	2023	2022	2021
United States	$(99,015)	$(84,422)	$7,621
Foreign	(3,329)	1,154	1,038
Income (loss) before provision for income taxes	$(102,344)	$(83,268)	$8,659

The provision for income taxes consists of the following:

	Years ended December 31,
Current tax expense	2023	2022	2021
Federal	$—	$—	$—
State	229	201	271
Foreign	127	303	266
Total current tax expense	$356	$504	$537
Deferred tax expense (benefit)
Federal	—	—	10,263
State	—	—	4,194
Foreign	(251)	—	(22)
Total deferred tax expense (benefit)	$(251)	$—	$14,435
Interest and penalties	—	—	20

Total deferred tax expense (benefit), net	—	—	—
Provision for income taxes	$105	$504	$14,992

The components of deferred tax assets and liabilities consist of the following:

	As of December 31,
Deferred tax assets (liabilities)	2023	2022
Accrued expenses	$10,121	$10,600
Net operating loss and credit carryforward	41,195	27,824
Allowance, reserves and other	3,015	2,784
Stock-based compensation	5,809	4,042
Intangible amortization	—	2,045
Lease liability	5,098	5,674
Capitalized R&D under Sec 174	6,257	2,915
Deferred tax assets	$71,495	$55,884
Property, plant, and equipment	(8,806)	(8,674)
Intangible amortization	(6,528)	—
Right-of-use asset	(4,732)	(5,277)
Deferred tax liabilities	$(20,066)	$(13,951)
Valuation allowance	(59,968)	(41,933)
Total	$(8,539)	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years ended December 31,
	2023	2022	2021
U.S. Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	1.43%	3.53%	-1.39%
Stock-based compensation	-0.66%	-1.02%	-21.72%
R&D credit, net of reserve	1.00%	1.32%	-5.95%
Change in fair value	-1.40%	3.88%	-28.19%
Nondeductible compensation	-0.09%	-1.50%	7.04%
Valuation allowance	-14.80%	-27.75%	201.69%
Goodwill impairment charge	-6.75%	—	—
Other	0.17%	-0.07%	0.63%
Effective income tax rate	-0.10%	-0.61%	173.11%

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, Netherlands, France and Germany. The statute of limitations has expired for all tax years prior to 2020 for federal and prior to 2017 for various state tax purposes. The statute of limitations has expired for all tax years prior to 2021 for France, prior to 2020 for Germany, and prior to 2019 for Netherlands purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2023, the Company had $126,771, $66,039 and $10,851 of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $118,975 have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. Foreign net operating loss carryforwards of $10,851 also have an indefinite life. As of December 31, 2023, the Company had federal and California research and development credit carryforwards of $6,576 and $4,882, respectively. The federal credit will begin to expire in 2024; the California credit has indefinite carryforward. As of December 31, 2023, the Company had a federal foreign tax credit carryforward of $774. The federal credit will begin to expire in 2027.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. As of December 31, 2023 and 2022, the Company determined that net deferred tax assets are not more likely than not realizable based on cumulative three-year pretax losses and recorded a full valuation allowance. The Company’s valuation allowance may increase or decrease during the next 12 months based on future operating results. The increase in valuation allowance of $18,035 is attributable to losses generated in the current year.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive loss.

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, were $2,778, $2,366 and $2,078, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
Reconciliation of liability for unrecognized tax benefits	2023	2022	2021
Balance at beginning of period	$2,366	$2,078	$1,932
Additions based on tax positions related to current year	400	242	146
Reductions based on tax positions related to prior year	(34)	—	—
Additions based on tax positions related to prior year	46	46	—
Balance at end of period	$2,778	$2,366	$2,078

8. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2023, 2022 and 2021.

Stock incentive plans

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of December 31, 2023, awards with respect to 1,077,837 shares of the Company's common stock were outstanding. An additional 895,346 shares were added to the 2014 Plan share reserve in 2023.

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

As of December 31, 2023, 1,713,834 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2012 Plan and 2014 Plan as a result of 1) expiration or termination of awards and 2) tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the years ended December 31, 2023, 2022 and 2021 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2020	955,479	$0.75-$83.30	$35.49	1.85	$11.81
Exercised	(486,038)	0.75-46.66	28.19
Forfeited	(10,000)	83.30	83.30
Outstanding as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and exercisable as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Vested and expected to vest as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31

Outstanding as of December 31, 2021	459,441	1.17-83.30	42.18	1.36	4.31
Exercised	(14,154)	1.17-8.37	3.14
Forfeited	(15,417)	38.54-44.19	43.27
Expired	(81,586)	38.54-43.21	40.08
Outstanding as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and exercisable as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and expected to vest as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07

Outstanding as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Exercised	(54,432)	1.17-8.37	7.03
Forfeited	(6,019)	8.37-44.19	32.92
Expired	(267,833)	8.37-83.30	49.10
Outstanding as of December 31, 2023	20,000	83.30	83.30	0.36	—
Vested and exercisable as of December 31, 2023	20,000	83.30	83.30	0.36	—
Vested and expected to vest as of December 31, 2023	20,000	$83.30	$83.30	0.36	$—

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $735, $309 and $14,524, respectively. As of December 31, 2023, all stock-based compensation expense for options granted under the Plans was recognized.

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

Stock Awards activity for the years ended December 31, 2023, 2022 and 2021 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2020 (1)	245,462	88,458	333,920	$49.29
Granted	240,044	88,902	328,946	56.01
Vested	(109,504)	—	(109,504)	52.79
Forfeited/canceled	(86,836)	(78,248)	(165,084)	46.88
Unvested restricted stock units as of December 31, 2021 (1)	289,166	99,112	388,278	$54.81
Unvested and expected to vest restricted stock units outstanding as of December 31, 2021			331,358	$54.98

Unvested restricted stock units as of December 31, 2021	289,166	99,112	388,278	$54.81
Granted	769,976	164,722	934,698	29.76
Vested	(142,942)	(37,678)	(180,620)	55.04
Forfeited/canceled	(95,259)	(42,959)	(138,218)	45.10
Unvested restricted stock units as of December 31, 2022 (1)	820,941	183,197	1,004,138	$32.72
Unvested and expected to vest restricted stock units outstanding as of December 31, 2022			840,413	$32.37

Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Granted	1,214,144	621,990	1,836,134	12.29
Vested	(214,644)	(15,618)	(230,262)	35.68
Forfeited/canceled	(674,037)	(442,881)	(1,116,918)	23.62
Unvested restricted stock units as of December 31, 2023 (1)	1,146,404	346,688	1,493,092	$14.67
Unvested and expected to vest restricted stock units outstanding as of December 31, 2023			1,159,877	$14.79

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2020 (1)	42,076	33,355	75,431	$93.96
Vested	(15,728)	—	(15,728)	91.17
Forfeited/canceled	(15,932)	(27,726)	(43,658)	98.05
Unvested restricted stock awards outstanding as of December 31, 2021 (1)	10,416	5,629	16,045	$87.12
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2021			15,532	$90.08

Unvested restricted stock awards outstanding as of December 31, 2021	10,416	5,629	16,045	$87.12
Vested	(4,496)	(5,629)	(10,125)	99.46
Forfeited/canceled	(5,134)	—	(5,134)	74.25
Unvested restricted stock awards outstanding as of December 31, 2022 (1)	786	—	786	$59.55
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2022			748	$60.39

Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Vested	(786)	—	(786)	59.55
Unvested restricted stock awards outstanding as of December 31, 2023	—	—	—	$—
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2023			—	$—

(1)
Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2023, the unrecognized compensation cost related to unvested employee restricted stock units was $11,771, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.9 years.

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

As of December 31, 2023, a total of 550,595 shares of common stock were available for sale pursuant to the ESPP.

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

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021, was as follows:

	Years ended December 31,
Stock-based compensation expense by type of award:	2023	2022	2021
Restricted stock units and restricted stock awards	$7,037	$11,748	$10,229
Employee stock purchase plan	390	535	714
Total stock-based compensation expense	$7,427	$12,283	$10,943

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 has been reduced for estimate forfeitures of restricted stock at a rate of 5.3%, 4.1% and 4.1%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2023, 2022 and 2021, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
	2023	2022	2021
Cost of revenue	$540	$1,127	$1,106
Research and development	1,592	1,591	1,276
Sales and marketing	1,598	2,785	2,388
General and administrative	3,697	6,780	6,173
Total stock-based compensation expense	$7,427	$12,283	$10,943

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

Stock-based compensation cost for the employee stock purchase plan is determined at the grant date using the Black-Scholes option pricing model. During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2023	2022	2021
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	3.51-5.36%	0.07-3.51%	0.07-0.12%
Expected dividend yield	None	None	None
Volatility	47.97-71.53%	47.97-59.21%	44.59-83.92%

9. Commitments and contingencies

Purchase obligations

The Company had approximately $83,000 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2023. The Company has $2,057 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of December 31, 2023 related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2023, 2022 and 2021, respectively:

	December 31,
	2023	2022	2021
Product warranty liability at beginning of period	$19,913	$13,726	$14,394
Accruals for warranties issued	9,843	10,416	9,168
Adjustments related to preexisting warranties (including changes in estimates)	5,014	8,234	(597)
Settlements made (in cash or in kind)	(11,292)	(12,463)	(9,239)
Product warranty liability at end of period	$23,478	$19,913	$13,726

During the year ended December 31, 2023, the Company recorded $5,014 of changes in estimates related to preexisting warranties due to data and information that became available during the current year. The changes in estimates were primarily due to the increased cost to repair for all products stemming from the current year inflationary environment and increased product failure rates.

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

Legal proceedings

The Company is party to various legal proceedings and investigations arising in the normal course of business. The Company carries insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims. At this time, the Company does not anticipate that any of these other proceedings arising in the normal course of business will have a material adverse effect on the Company’s business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

10. Restructuring charges

The Company incurred $3,426 of restructuring costs during the year ended December 31, 2023, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of comprehensive loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, office downsizing, centralizing manufacturing activities, and equipment relocation. The Company had $638 of accrued liabilities related to restructuring charges as of December 31, 2023.

11. Foreign currency exchange contracts and hedging

As of December 31, 2023 and December 31, 2022, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $30,373 and $0, respectively, and $37,314 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one month. During the years ended December 31, 2023, 2022, and 2021, these contracts had, net of tax, an unrealized gain or loss of $0, an unrealized loss of $1,140 and an unrealized gain of $1,793, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2023, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the year ended December 31, 2022, there were three ineffective portions related to these hedges. During the year ended December 31, 2021, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2023, the Company had no designated hedges and five non-designated hedges. As of December 31, 2022, the Company had no designated hedges and three non-designated hedges.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
	of Year	Additions	Deletions	End of Year
Year ended December 31, 2023
Allowance for doubtful accounts (1)	$77	$2,273	$9	$2,341
Allowance for sales returns (2)	483	8,457	8,461	479
Allowance for rental asset loss (3)	2,255	3,290	2,939	2,606
Year ended December 31, 2022
Allowance for doubtful accounts (1)	$52	$97	$72	$77
Allowance for sales returns (2)	810	12,927	13,254	483
Allowance for rental asset loss (3)	1,290	2,940	1,975	2,255
Year ended December 31, 2021
Allowance for doubtful accounts (1)	$52	$60	$60	$52
Allowance for sales returns (2)	742	11,034	10,966	810
Allowance for rental asset loss (3)	575	1,153	438	1,290

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19

2.2	Share Purchase Agreement dated July 10, 2023, by and among Inogen, Inc. and Mr. Adrien Mithalal, Mr. Jean-Sébastien Lantz, Mrs. Anne Reiser, CAAP Creation, Societe De Capital Risque Provencale Et Corse, Region Sud Investissement, Mérieux Participations 2, Relyens Innovation Santé and certain individual sellers identified herein.	8-K	2.1	07/13/23
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/02/22
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2002 Stock Plan, as amended.	S-1	10.2	11/27/13
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	10.3	11/27/13
10.4+	2012 Equity Incentive Plan, as amended.	S-1	10.4	11/27/13
10.5+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan.	S-1	10.5	11/27/13
10.6+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.7A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.7B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.7C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.7D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.7E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.8+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.9+	Executive Incentive Compensation Plan.	S-1	10.9	11/27/13
10.10	License Agreement, dated July 23, 2007, between the Registrant and Air Products and Chemicals, Inc.	S-1/A	10.19	12/23/13
10.11	Amendment to License Agreement, dated October 23, 2009, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.20	11/27/13
10.12	Amendment No. 2 to License Agreement, dated October 4, 2010, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.21	11/27/13

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13	Amendment No. 3 to License Agreement, dated March 22, 2011, between the Registrant and Air Products and Chemicals, Inc.	S-1	10.22	11/27/13
10.14+	Amended and Restated Employment and Severance Agreement, effective January 1, 2017, between the Registrant and Byron Myers.	10-K	10.28	02/28/17
10.15	Lease Agreement by and between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 31, 2017.	10-Q	10.1	08/07/18
10.16	First Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of January 10, 2018.	10-Q	10.2	08/07/18
10.17	Second Amendment to Lease Agreement between the Company, Cleveland American, LLC and Holdings Cleveland American, LLC, dated as of May 1, 2018.	10-Q	10.3	08/07/18
10.18	Lease Agreement, dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.19	Lease Agreement, dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19
10.20	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.21+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/25/21
10.22	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	10-K	10.40	02/24/21
10.23+	Employment and Severance Agreement between the Company and George Parr, dated April 12, 2021.	10-Q	10.6	05/04/21
10.24+	Employment and Severance Agreement, between the Company and Stanislav Glezer, dated June 21, 2021.	10-Q	10.1	08/04/21
10.25+	Employment and Severance Agreement, between the Company and Jason M. Somer, dated July 12, 2021.	10-Q	10.2	08/04/21
10.26	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC.	10-Q	10.1	11/04/21
10.27*	Private Label Distribution Agreement, by and between the Company and OxyGo HQ Florida, LLC, dated as of September 23, 2021.	10-Q	10.2	11/04/21
10.28+	Transition Agreement and Release, dated September 30, 2021, between the Company and Brenton Taylor.	10-Q	10.3	11/04/21
10.29+	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer.	10-Q	10.4	11/04/21
10.30+	Offer Letter by and between the Company and Michael K. Sergesketter, dated December 10, 2021.	8-K	10.1	12/13/21

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.31+	Transition Agreement and Release between the Company and Alison Bauerlein, dated December 10, 2021.	8-K	10.2	12/13/21
10.32+	Consulting Agreement by and between the Company and Raymond Huggenberger, effective December 29, 2021.	8-K	10.1	12/30/21

10.33+	Employment and Severance Agreement by and between the Company and Kristin A. Caltrider, effective March 21, 2022.	8-K	10.1	03/04/22

10.34+	Transition Agreement and Release between the Company and Bart Sanford, dated February 6, 2023.	8-K	10.1	02/10/23

10.35+	2023 Equity Incentive Plan.	8-K	10.1	06/06/23

10.36A+	Form of Stock Option Agreement under the 2023 Equity Incentive Plan.	8-K	10.2	06/06/23

10.36B+	Form of Restricted Stock Unit Agreement (Time-Based) under the 2023 Equity Incentive Plan.	8-K	10.3	06/06/23

10.36C+	Form of Restricted Stock Unit Agreement (Performance-Based) under the 2023 Equity Incentive Plan.	8-K	10.4	06/06/23

10.37	Terms and Conditions of Convertible Bonds Issued by Physio-Assist dated July 10, 2023.	8-K	10.1	07/13/23

10.38	Assignment and Assumption of Lease Agreement dated July 13, 2023 between Inogen, Inc. and Sonos, Inc.	8-K	10.1	07/18/23

10.39+	Severance Agreement and Release between the Company and George Parr, dated July 31, 2023.	8-K	10.1	08/11/23

10.40+	Offer Letter by and between Inogen, Inc. and Michael K. Sergesketter, dated September 6, 2023.	8-K	10.1	09/07/23

10.41+	Employment and Severance Agreement by and between the Company and Kevin Smith, dated November 10, 2023.	8-K	10.1	11/13/23

10.42+	Separation Agreement and Release by and between the Company and Nabil Shabshab, dated November 22, 2023.	8-K	10.1	11/27/23

10.43+	Employment and Severance Agreement by and between the Company and Michael Bourque, dated effective as March 4, 2024.	8-K	10.1	01/24/24

10.44+	Employment Contract by and between the Company and Grégoire Ramade, dated October 5, 2023	Filed Herewith

10.45+	Addendum No. 1 to the Employment Contract dated January 4, 2024, between the Company and Gregoire Ramade.	Filed Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
32.1~	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

97.1	Inogen, Inc. Clawback Policy	Filed Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

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

INOGEN, INC.
(Registrant)

Dated: March 1, 2024	By:	/s/ Kevin R. M. Smith
Kevin R. M. Smith
Chief Executive Officer
President Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. M. Smith and Michael K. Sergesketter, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin R. M. Smith	Chief Executive Officer, President and Director	March 1, 2024
Kevin R. M. Smith	(Principal Executive Officer)

/s/ Michael K. Sergesketter	Chief Financial Officer	March 1, 2024
Michael K. Sergesketter	(Principal Accounting and Financial Officer)

/s/ Elizabeth Mora	Chairperson of the Board	March 1, 2024
Elizabeth Mora

/s/ Glenn Boehnlein	Director	March 1, 2024
Glenn Boehnlein

/s/ Kevin King	Director	March 1, 2024
Kevin King

/s/ Mary Katherine Ladone	Director	March 1, 2024
Mary Katherine Ladone

/s/ Heather Rider	Director	March 1, 2024
Heather Rider

/s/ Thomas West	Director	March 1, 2024
Thomas West