Form 10-Q
period 2024-03-31
Inogen Inc
filed 2024-05-08
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 23,577,109 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$107,444	$125,492
Marketable securities	12,361	2,979
Accounts receivable, net	40,223	42,241
Inventories, net	24,601	21,840
Income tax receivable	976	669
Prepaid expenses and other current assets	13,589	13,846
Total current assets	199,194	207,067
Property and equipment, net	49,270	50,316
Goodwill	9,834	10,057
Intangible assets, net	32,907	34,591
Operating lease right-of-use asset	20,575	20,338
Other assets	3,819	3,825
Total assets	$315,599	$326,194
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$31,706	$30,142
Accrued payroll	10,602	11,066
Warranty reserve - current	10,095	9,628
Operating lease liability - current	3,515	3,653
Earnout liability	10,570	10,000
Deferred revenue - current	7,422	7,980
Income tax payable	—	27
Total current liabilities	73,910	72,496
Long-term liabilities
Warranty reserve - noncurrent	15,435	13,850
Operating lease liability - noncurrent	18,595	18,270
Deferred revenue - noncurrent	7,613	8,227
Deferred tax liability	8,148	8,539
Total liabilities	123,701	121,382
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,546,478 and 23,324,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	24	23
Additional paid-in capital	323,213	320,513
Accumulated deficit	(131,527)	(116,949)
Accumulated other comprehensive income	188	1,225
Total stockholders' equity	191,898	204,812
Total liabilities and stockholders' equity	$315,599	$326,194

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue
Sales revenue	$63,095	$55,887
Rental revenue	14,930	16,275
Total revenue	78,025	72,162
Cost of revenue
Cost of sales revenue	35,244	33,964
Cost of rental revenue, including depreciation of $3,179 and $3,078, respectively	8,410	7,465
Total cost of revenue	43,654	41,429
Gross profit
Gross profit-sales revenue	27,851	21,923
Gross profit-rental revenue	6,520	8,810
Total gross profit	34,371	30,733
Operating expense
Research and development	6,578	5,344
Sales and marketing	26,936	28,441
General and administrative	17,131	18,863
Total operating expense	50,645	52,648
Loss from operations	(16,274)	(21,915)
Other income (expense)
Interest income, net	1,403	1,525
Other income, net	143	237
Total other income, net	1,546	1,762
Loss before provision (benefit) for income taxes	(14,728)	(20,153)
Provision (benefit) for income taxes	(150)	196
Net loss	(14,578)	(20,349)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(1,035)	170
Change in net unrealized gains (losses) on marketable securities	(2)	69
Total other comprehensive income (loss), net of tax	(1,037)	239
Comprehensive loss	$(15,615)	$(20,110)

Basic net loss per share attributable to common stockholders (Note 7)	$(0.62)	$(0.88)
Diluted net loss per share attributable to common stockholders (Note 7)	$(0.62)	$(0.88)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,401,598	23,009,617
Diluted common shares	23,401,598	23,009,617

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2024 and March 31, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	3,442	—	—	3,442
Employee stock purchases	47,676	—	630	—	—	630
Vesting of restricted stock units	77,530	—	(454)	—	—	(454)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432		384			384
Net loss	—	—	—	(20,349)	—	(20,349)
Other comprehensive income	—	—	—	—	239	239
Balance, March 31, 2023	23,120,786	$23	$316,127	$(34,849)	$(4)	$281,297

Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	2,416	—	—	2,416
Stock issued	233,927	1	369	—	—	370
Tax withholding related to vesting of restricted stock units	(12,199)	—	(85)	—	—	(85)
Net loss	—	—	—	(14,578)	—	(14,578)
Other comprehensive loss	—	—	—	—	(1,037)	(1,037)
Balance, March 31, 2024	23,546,478	$24	$323,213	$(131,527)	$188	$191,898

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,578)	$(20,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,265	4,086
Loss on rental units and other assets	1,162	1,099
Gain on sale of former rental assets	(38)	(21)
Provision for sales revenue returns and doubtful accounts	2,164	2,258
Provision for inventory losses	(53)	603
Stock-based compensation expense	2,416	3,442
Deferred income taxes	(201)	—
Change in fair value of earnout liability	570	—
Changes in operating assets and liabilities:
Accounts receivable	(267)	6,726
Inventories	(2,973)	(6,362)
Income tax receivable	(312)	(233)
Prepaid expenses and other current assets	248	5,173
Operating lease right-of-use asset	(249)	550
Other noncurrent assets	4	47
Accounts payable and accrued expenses	1,488	(1,845)
Accrued payroll	(449)	(436)
Warranty reserve	2,052	180
Deferred revenue	(1,172)	(684)
Income tax payable	(27)	—
Operating lease liability	201	(535)
Net cash used in operating activities	(4,749)	(6,301)
Cash flows from investing activities
Purchases of available-for-sale securities	(12,384)	(10,359)
Maturities of available-for-sale securities	3,000	—
Investment in property and equipment	(1,310)	(1,076)
Production and purchase of rental equipment	(2,820)	(5,733)
Proceeds from sale of former assets	70	58
Net cash used in investing activities	$(13,444)	$(17,110)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from financing activities
Proceeds from stock options exercised	—	384
Proceeds from employee stock purchases	370	630
Payment of employment taxes related to release of restricted stock	(85)	(455)
Net cash provided by financing activities	285	559
Effect of exchange rates on cash	(140)	(25)
Net decrease in cash and cash equivalents	(18,048)	(22,877)
Cash and cash equivalents, beginning of period	125,492	187,014
Cash and cash equivalents, end of period	$107,444	$164,137

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$422	$418
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued liabilities	100	65

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology business that primarily develops, manufactures, and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company refers to as the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company's proprietary Inogen One® and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen anytime, anywhere with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company's Inogen One systems reduce the patient's reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

The results of operations for the three months ended March 31, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2024. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on March 1, 2024.

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

The Company's allocation of the purchase price of Physio-Assist is preliminary and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Changes are possible and could change the allocation of the purchase price.

The following table summarizes the preliminary allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of Physio-Assist:

Cash	$2,617
Accounts receivable	184
Inventories	296
Other assets	325
Property and equipment	82
Operating lease right-of-use asset	306
Intangible assets	34,100
Goodwill	9,755
Total assets acquired	$47,665

Accounts payable and accrued expenses	$1,108
Bank loans	1,922
Other current liabilities	376
Operating lease liability	306
Deferred tax liability - noncurrent	8,525
Total liabilities assumed	12,237
Total identifiable net assets	$35,428

Cash consideration	$32,250
Fair value of contingent earnout consideration	3,178
Total purchase price	$35,428

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the three months ended March 31, 2023 presents the revenues and net loss assuming the acquisition of Physio-Assist had occurred as of January 1, 2022.

Three months ended
March 31, 2023
Total revenue	$73,008
Net loss	$(20,689)

4. Fair value measurements

Cash, cash equivalents, and marketable securities

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, and marketable securities:

	As of March 31, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$22,587	$—	$22,587	$22,587	$—
Level 1:
Money market accounts	53,607	—	53,607	53,607	—

Level 2:
U.S. Treasury securities	22,167	134	22,301	9,940	12,361
Institutional Insured Liquidity Deposit Savings	21,310	—	21,310	21,310	—
Total	$119,671	$134	$119,805	$107,444	$12,361

	As of December 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$12,611	$—	$12,611	$12,611	$—
Level 1:
Money market accounts	72,368	—	72,368	72,368	—

Level 2:
Corporate bonds	2,979	—	2,979	—	2,979
U.S. Treasury securities	19,252	136	19,388	19,388	—
Institutional Insured Liquidity Deposit Savings	21,125	—	21,125	21,125	—
Total	$128,335	$136	$128,471	$125,492	$2,979

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $64 and payable of $155 as of March 31, 2024 and December 31, 2023, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Accumulated
	currency	gains (losses)	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2023	$1,089	$136	$1,225
Other comprehensive loss	(1,035)	(2)	(1,037)
Balance as of March 31, 2024	$54	$134	$188

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity.

Earnout liability

The Company has obligations to pay up to $13,000 in an earnout payment for the Physio-Assist acquisition in cash if certain future regulatory results are met. The earnout liability was valued using Level 3 inputs.

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2023	$10,000
Change in fair value	570
Balance as of March 31, 2024	$10,570

5. Balance sheet components

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
Net accounts receivable	2024	2023
Rental (1)	$6,975	$6,401
Business-to-business and other receivables (2)	33,248	35,840
Total net accounts receivable	$40,223	$42,241

(1)
Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) one customer had a net accounts receivable balance of $6,665 and $8,639 as of March 31, 2024 and December 31, 2023, respectively; and 2) one customer had a net accounts receivable balance of $2,758 and $4,994 as of March 31, 2024 and December 31, 2023, respectively. Each customer received extended payment terms through a direct financing plan offered.

The following table sets forth the accounts receivable allowances as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Allowances - accounts receivable	2024	2023
Doubtful accounts	$2,401	$2,341
Sales returns	605	479
Total allowances - accounts receivable	$3,006	$2,820

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company's total revenue for the three months ended March 31, 2024 and March 31, 2023. One customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $6,665 as of March 31, 2024, and two customers each represented more than 10% of the Company's net accounts receivable balance with net accounts receivable balances of $8,639 and $4,994, respectively, as of December 31, 2023.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 58.4% and 73.8% of rental revenue in the three months ended March 31, 2024 and 2023, respectively, and based on total revenue were 11.2% and 16.6% for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,427 or 3.5% of total net accounts receivable as of March 31, 2024 compared to $2,059 or 4.9% of total net accounts receivable as of December 31, 2023.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2024, the Company’s three major vendors accounted for 24.6%, 17.2%, and 10.0%, respectively, of total raw material purchases. For the three months ended March 31, 2023, the Company’s three major vendors accounted for 34.1%, 13.1%, and 7.3%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 79.9% and 77.0% of the non-U.S. revenue for the three months ended March 31, 2024 and 2023, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Three months ended March 31,
	2024	2023
U.S. revenue	$51,990	$53,190
Non-U.S. revenue	26,035	18,972
Total revenue	$78,025	$72,162

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving, or impaired items, and losses on firm purchase commitments as a component of cost of sales in our consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,377 and $1,225 as of March 31, 2024 and December 31, 2023, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the three months ended March 31, 2024 and 2023, $331 and $1,013, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials and work-in-progress	$19,011	$18,036
Finished goods	8,702	6,871
Less: reserves	(3,112)	(3,067)
Inventories, net	$24,601	$21,840

Property and equipment

Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,759 and $1,311 for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023
Rental equipment	$3,179	$3,078
Other property and equipment	1,154	982
Total depreciation and amortization	$4,333	$4,060

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2024 and December 31, 2023, respectively.

	March 31,	December 31,
Property and equipment	2024	2023
Rental equipment, net of allowances of $2,916 and $2,606, respectively	$66,352	$67,804
Other property and equipment	31,044	30,357
Property and equipment	97,396	98,161

Accumulated depreciation
Rental equipment	30,783	31,023
Other property and equipment	17,343	16,822
Accumulated depreciation	48,126	47,845

Property and equipment, net
Rental equipment, net of allowances of $2,916 and $2,606, respectively	35,569	36,781
Other property and equipment	13,701	13,535
Property and equipment, net	$49,270	$50,316

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded for the three months ended March 31, 2024 and March 31, 2023.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

Balance as of December 31, 2023 (1)	$10,057
Translation adjustment	(223)
Balance as of March 31, 2024 (1)	$9,834

(1) Includes $32,894 of accumulated impairment losses as of March 31, 2024 and December 31, 2023.

Intangible assets

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$32,564	$1,764	$30,800
Licenses	10	185	185	—
Patents and websites	5	4,518	4,446	72
Customer relationships	4	2,908	1,383	1,525
Trade name	4	201	27	174
Commercials	3	494	158	336
Total		$40,870	$7,963	$32,907

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$33,303	$971	$32,332
Licenses	10	185	185	—
Patents and websites	5	4,518	4,429	89
Customer relationships	4	2,974	1,372	1,602
Trade name	4	206	15	191
Commercials	3	494	117	377
Total		$41,680	$7,089	$34,591

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2024
Remaining 9 months of 2024	$2,955
2025	3,893
2026	3,762
2027	3,709
2028	3,256
2029	3,256
Thereafter	12,076
$32,907

Current liabilities

Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$15,922	$13,454
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,359	10,054
Accrued purchasing card liability	2,445	2,197
Accrued loss on purchase commitments	1,941	2,057
Accrued franchise, sales and use taxes	394	472
Other accrued expenses	1,645	1,908
Total accounts payable and accrued expenses	$31,706	$30,142

Accrued payroll as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued bonuses	$1,731	$1,110
Accrued wages and other payroll related items	2,989	4,170
Accrued vacation	3,957	3,194
Accrued severance	1,783	2,284
Accrued employee stock purchase plan deductions	142	308
Total accrued payroll	$10,602	$11,066

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $1,073 and $972 for the three months ended March 31, 2024 and 2023, respectively.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party (Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending March 31,
2025	$1,136
2026	1,136
2027	1,136
2028	1,136
2029	1,136
Thereafter	2,461
$8,141

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$1,115	$994
Operating lease cost	1,056	957
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,224	264
Weighted average remaining lease term	3.0 years	2.1 years
Weighted average discount rate	4.8%	3.0%

Maturities of lease liabilities due in the 12-month period ending March 31,
2025	$4,091
2026	3,481
2027	3,503
2028	3,470
2029	3,120
Thereafter	6,576
24,241
Less imputed interest	(2,131)
Total lease liabilities	$22,110

Operating lease liability - current	$3,515
Operating lease liability - noncurrent	18,595
Total lease liabilities	$22,110

7. Loss per share

Loss per share (EPS) is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise, or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units, and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company's weighted-average outstanding common shares. Diluted loss per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2024	2023
Numerator—basic and diluted:
Net loss	$(14,578)	$(20,349)

Denominator:
Weighted average common shares - basic common stock (1)	23,401,598	23,009,617
Weighted average common shares - diluted common stock	23,401,598	23,009,617

Net loss per share - basic common stock	$(0.62)	$(0.88)
Net loss per share - diluted common stock (2)	$(0.62)	$(0.88)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,401,598	23,009,617
Stock options and other dilutive awards	267,100	228,281
Weighted average common shares - diluted common stock	23,668,698	23,237,898

Shares excluded from diluted weighted average shares:
Stock options	20,000	286,861
Restricted stock units and restricted stock awards	493,237	491,406
Shares excluded from diluted weighted average shares	513,237	778,267

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
(2)
Due to net losses for the three months ended March 31, 2024 and March 31, 2023, diluted loss per share is the same as basic.

8. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2023, the Company recorded a full valuation allowance of $59,968. As of March 31, 2024, the Company continued to record a valuation allowance against its domestic deferred tax assets.

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

9. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of March 31, 2024, awards with respect to 771,689 shares of the Company’s common stock were outstanding.

The Company has a 2023 Equity Incentive Plan (2023 Plan) that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

As of March 31, 2024, awards with respect to 1,053,427 shares of the Company's common stock were outstanding, and 1,244,094 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of 1) expiration or termination of awards and 2) tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations.

Pursuant to the Nasdaq inducement grant exception, during the quarter ended March 31, 2024, the Company issued 225,000 shares of common stock to a certain new hire issuable upon (i) the vesting of a maximum of 75,000 time-based restricted stock units granted, and (ii) the vesting of a maximum of 150,000 shares of performance-based restricted stock units granted to induce the employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock options

Options expire ten years from the date of grant and vest over one-year terms. The activity for stock options under the Company’s stock plans for the three months ended March 31, 2024 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2023	20,000	$83.30	$83.30	0.36	$—
Forfeited	(10,000)	83.30	83.30
Outstanding as of March 31, 2024	10,000	83.30	83.30	0.11	—
Vested and exercisable as of March 31, 2024	10,000	83.30	83.30	0.11	—
Vested and expected to vest as of March 31, 2024	10,000	$83.30	$83.30	0.11	$—

The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0 and $735, respectively. As of March 31, 2024, all stock-based compensation expense for options granted under the Plans was recognized.

Stock incentive awards

The Company grants restricted stock units (RSUs) under the 2014 and 2023 Plans (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

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

Stock Awards activity for the three months ended March 31, 2024 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2023	1,146,404	346,688	1,493,092	$14.67
Granted	608,174	235,000	843,174	6.95
Vested	(163,446)	—	(163,446)	20.81
Forfeited/canceled	(28,856)	(103,850)	(132,706)	19.58
Unvested restricted stock units as of March 31, 2024 (1)	1,562,276	477,838	2,040,114	$10.96
Unvested and expected to vest restricted stock units outstanding as of March 31, 2024			1,625,427	$11.03

(1) Outstanding restricted stock units are based on the maximum payout of the targeted number of shares.

As of March 31, 2024, the unrecognized compensation cost related to unvested employee restricted stock units was $13,639, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.0 years.

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

As of March 31, 2024, a total of 658,823 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2024, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023, was as follows:

	Three months ended
	March 31,
	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$2,309	$3,305
Employee stock purchase plan	107	137
Total stock-based compensation expense	$2,416	$3,442

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

For the three months ended March 31, 2024 and 2023, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2024	2023
Cost of revenue	$180	$84
Research and development	460	458
Sales and marketing	430	774
General and administrative	1,346	2,126
Total stock-based compensation expense	$2,416	$3,442

10. Commitments and contingencies

Purchase obligations

The Company had approximately $75,500 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2024. The Company has $1,941 and $2,057 accrued within accounts payable and other accrued expenses in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three-month and twelve-month periods ended March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
Product warranty liability at beginning of period	$23,478	$19,913
Accruals for warranties issued	2,877	9,843
Adjustments related to preexisting warranties (including changes in estimates)	1,876	5,014
Settlements made (in cash or in kind)	(2,701)	(11,292)
Product warranty liability at end of period	$25,530	$23,478

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the three months ended March 31, 2024 was primarily driven by $1,448 of revenue recognized that were included in the deferred revenue balances as of December 31, 2023, partially offset by $535 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $12,402 and $13,315 as of March 31, 2024 and December 31, 2023, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheet.

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

11. Foreign currency exchange contracts and hedging

As of March 31, 2024 and March 31, 2023, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $37,425 and $0, respectively, and $8,041 and $2,445, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one month. During the three months ended March 31, 2024 and 2023, these contracts had, net of tax, an unrealized gain (loss) of $0.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2024, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the three months ended March 31, 2023, there were no ineffective portions related to these hedges. As of March 31, 2024, the Company had no designated hedges and four non-designated hedges. As of March 31, 2023, the Company had no designated hedges and one non-designated hedge.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

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
•
long-lived asset impairment.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2024 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.

Macroeconomic environment

The global economy is experiencing increased inflationary pressures. The macroeconomic environment has had significant and potentially will continue to have unexpected adverse effects on businesses and healthcare institutions around the world and has and may continue to negatively impact our consolidated operating results.

We expect minimal inflated costs related to the acquisition of semiconductor chips to impact our cost of sales revenue throughout 2024. We incurred significant costs associated with acquiring chips on the open market and a portion of these costs increased our inventory given that these components were not yet in finished products that were sold during the period.

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

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative portable oxygen therapy solutions for patients with chronic respiratory conditions. Our leading portfolio of innovative POCs is optimized to deliver high output ratio-to-weight, meaningful sound suppression and among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold internationally through distributors and medical equipment companies outside of the United States and through direct patient and prescriber sales, as well as resellers and home medical equipment companies in the United States.

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

To accomplish this goal, we intend to:

•
Optimize our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We have a continued focus on the prescriber sales force initiative, which markets directly to physicians through a consistent cadence of contact, gaining the prescription at initiation and maximizing the number of months of billing for long-term oxygen treatment. Also, as part of our growth plans, we expect to continue to expand sales and rental revenue capacity by focusing on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation.
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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $6.6 million and $5.3 million in the three months ended March 31, 2024 and 2023, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Inogen® Rove 6TM, our latest POC, in December 2022 in the EU and UK. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Inogen® Rove 4TM . Inogen Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Inogen Rove 6 was received June 30, 2023 and launched in the U.S. market in July 2023.

The Inogen Rove 6 is the first POC with an 8-year expected service life. The 8-year expected service life also extends to the Inogen One G5® systems. We launched the Inogen One G5 in 2019. The Inogen One G5 is similar to the product specifications of the Inogen Rove 6. We estimate that the Inogen Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

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

•
Expand our product offerings and indications for use. We are focused on expanding new products that drive benefits to patients, prescribers, and our customers with a clinically relevant pipeline. These products would include innovations that strengthen our offerings in chronic obstructive pulmonary disease, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced POCs with digital health value added services, expansion of use to hypercapnia, shortness-of-breath, and to other related disease indications.

Sales revenue

Our future financial performance will be driven in part by the growth in sales of our POCs, Simeox airway clearance, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, hiring additional sales representatives directly, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

Our direct-to-consumer sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are secured. Once a full system is deployed, the patient has 30 calendar days to return the product. Approximately 6-11% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 33,900 systems in the three months ended March 31, 2024 and 26,900 systems for the same period in 2023. The increase in the current period was primarily due to the result of increased demand from resellers. We continue to focus on optimizing profitability in our direct-to-consumer channel, driving sales productivity with an efficiently scaled sales organization.

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

Rental revenue decreased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a higher rental revenue adjustments and lower average reimbursement rates per patient resulting from the change in mix of payors toward private insurance from Medicare. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 51,800 and 45,800 oxygen rental patients as of March 31, 2024 and March 31, 2023, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectible balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended March 31, 2024 and 2023, approximately 58.4% and 73.8%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third-Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

Basis of presentation

The following describes the line items set forth in our consolidated statements of comprehensive loss.

Revenue

We classify our revenue in two main categories: sales revenue and rental revenue. There will be fluctuations in mix between business-to-business sales, direct-to-consumer sales, and rental revenue from period-to-period. Product selling prices and gross margins may fluctuate based on revenue channel mix, as we introduce new products, our product costs change, we have changes in purchase volumes, and as currency variations occur. Additionally, fluctuations in the channel mix could cause variability in our gross margins, as direct-to-consumer sales and rental revenue have higher margins than the business-to-business channels. Quarter-over-quarter results may vary due to seasonality in both the international and domestic markets, as discussed in Item 1. Seasonality and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024.

Sales revenue

Our sales revenue is primarily derived from the sale of our Inogen Rove, Inogen One, and Inogen At Home systems in addition to our related accessories to individual consumers, our private label partner, HME providers, distributors, and resellers. Sales revenue is classified into two areas: business-to-business sales and direct-to-consumer sales. Generally, our direct-to-consumer sales have higher gross margins than our business-to-business sales.

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

The impact of supply chain disruptions began negatively impacting our cost of sales revenue starting in the third quarter of 2021 and is expected to have minimal impact throughout 2024. The supply chain constraints are primarily associated with semiconductor chips used in our batteries and printed circuit boards which are components of our POCs.

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

Sales and marketing

Our sales and marketing expense primarily supports our direct-to-consumer sales and rental strategy and consists mainly of personnel-related expenses, including wages, bonuses, commissions, benefits, and stock-based compensation for sales, marketing, customer service, rental intake, and clinical service employees. It also includes expenses for media and advertising, printing, informational kits, dues and fees, credit card/financing fees, recruiting, training, sales promotional activities, travel and entertainment expenses as well as allocated facilities costs.

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

General and administrative

Our general and administrative expense consists primarily of personnel-related expenses, including wages, bonuses, benefits, and stock-based compensation for employees in our compliance, finance, medical billing, order intake, regulatory, legal, human resources, and information technology departments as well as facilities costs and board of directors’ expenses, including stock-based compensation. In addition, general and administrative expense includes professional services, such as legal, patent registration and defense costs, insurance, consulting and accounting services, including audit and tax services, and travel and entertainment expenses. General and administrative expense also includes one-time costs, such as restructuring, acquisition expenses, and changes in the fair value of the earnout liability.

We expect general and administrative expense may increase in absolute dollars as we continue to invest in corporate infrastructure to support our growth including personnel-related expenses, professional services fees, and compliance costs associated with operating as a public company.

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

Results of operations

Comparison of three months ended March 31, 2024 and 2023

Revenue

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$63,095	$55,887	$7,208	12.9%	80.9%	77.4%
Rental revenue	14,930	16,275	(1,345)	-8.3%	19.1%	22.6%
Total revenue	$78,025	$72,162	$5,863	8.1%	100.0%	100.0%

Sales revenue increased $7.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, an increase of 12.9% from the comparable period. The increase was primarily attributable to higher international and domestic business-to-business sales. We sold approximately 33,900 oxygen systems during the three months ended March 31, 2024 compared to approximately 26,900 oxygen systems sold during the three months ended March 31, 2023, an increase of 26.0%.

Rental revenue decreased $1.3 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, or a decrease of 8.3% from the comparable period. The decrease in rental revenue was primarily related to higher rental revenue adjustments and a higher mix of lower private-payor reimbursement rates, partially offset by higher patients on service.

	Three months ended
(amounts in thousands)	March 31,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$16,519	$12,585	$3,934	31.3%	21.2%	17.4%
Business-to-business international sales	26,035	18,972	7,063	37.2%	33.4%	26.3%
Direct-to-consumer domestic sales	20,541	24,330	(3,789)	-15.6%	26.3%	33.7%
Direct-to-consumer domestic rentals	14,930	16,275	(1,345)	-8.3%	19.1%	22.6%
Total revenue	$78,025	$72,162	$5,863	8.1%	100.0%	100.0%

Domestic business-to-business sales increased 31.3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 37.2% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in sales from our partners in Europe. In the three months ended March 31, 2024, sales in Europe as a percentage of total international sales revenue increased to 88.2% versus 81.8% from the comparative period in 2023.

Domestic direct-to-consumer sales decreased 15.6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices and increased unit volume per sales representative versus the comparative period in 2023.

Domestic direct-to-consumer rentals decreased 8.3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily related to higher rental revenue adjustments and a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$35,244	$33,964	$1,280	3.8%	45.1%	47.1%
Cost of rental revenue	8,410	7,465	945	12.7%	10.8%	10.3%
Total cost of revenue	$43,654	$41,429	$2,225	5.4%	55.9%	57.4%

Gross profit - sales revenue	$27,851	$21,923	$5,928	27.0%	35.7%	30.4%
Gross profit - rental revenue	6,520	8,810	(2,290)	-26.0%	8.4%	12.2%
Total gross profit	$34,371	$30,733	$3,638	11.8%	44.1%	42.6%

Gross margin percentage - sales revenue	44.1%	39.2%
Gross margin percentage- rental revenue	43.7%	54.1%
Total gross margin percentage	44.1%	42.6%

Cost of sales revenue increased $1.3 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, an increase of 3.8% from the comparable period, due primarily to an increase in the number of systems sold and partially offset by lower premiums paid for components and lower labor and overhead costs. The first quarter of 2024 included less than $0.1 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $4.5 million in the first quarter of 2023.

Cost of rental revenue increased $0.9 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, an increase of 12.7% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased service and logistics costs. Cost of rental revenue included $3.2 million of rental asset depreciation for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023.

Gross margin on sales revenue increased to 44.1% for the three months ended March 31, 2024 from 39.2% for the three months ended March 31, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 67.4% of total sales revenue in the three months ended March 31, 2024 versus 56.5% in the three months ended March 31, 2023.

Gross margin on rental revenue decreased to 43.7% for the three months ended March 31, 2024 from 54.1% for the three months ended March 31, 2023, primarily due to lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service, a higher mix shift of private-payor reimbursement and higher rental revenue adjustments.

Research and development expense

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$6,578	$5,344	$1,234	23.1%	8.4%	7.4%

Research and development expense increased $1.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, an increase of 23.1% from the comparable period. This was due primarily to a $0.8 million increase in amortization of intangible assets.

Sales and marketing expense

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$26,936	$28,441	$(1,505)	-5.3%	34.5%	39.4%

Sales and marketing expense decreased $1.5 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, a decrease of 5.3% from the comparable period. This was primarily due to decreases of $1.9 million in personnel-related expenses, $1.0 million in dues, fees and licenses, and $0.5 million in credit card and financing fees, partially offset by an increase of $2.0 million in media and advertising costs. In the three months ended March 31, 2024, we spent $8.4 million in media and advertising costs versus $6.4 million in the comparative period in 2023.

General and administrative expense

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$17,131	$18,863	$(1,732)	-9.2%	22.0%	26.1%

General and administrative expense decreased $1.7 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, a decrease of 9.2% from the comparable period. The decrease was primarily attributable to decreases of $1.8 million in restructuring and severance costs and $0.7 million in personnel-related expenses. These decreases were partially offset by a $0.6 million increase in the change in fair value of the earnout liability.

Other income, net

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$1,403	$1,525	$(122)	-8.0%	1.8%	2.1%
Other income, net	143	237	(94)	-39.7%	0.2%	0.3%
Total other income, net	$1,546	$1,762	$(216)	-12.3%	2.0%	2.4%

Total other income, net decreased $0.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, a decrease of 12.3% from the comparable period.

Income tax expense (benefit)

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(150)	$196	$(346)	-176.5%	-0.2%	0.3%
Effective income tax rate	1.0%	-1.0%

Income tax expense (benefit) decreased $0.3 million for the three months ended March 31, 2024 from the three months ended March 31, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023, primarily due to foreign taxes.

Net loss

	Three months ended
	March 31,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(14,578)	$(20,349)	$5,771	28.4%	-18.7%	-28.2%

Net loss decreased $5.8 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, or a decrease of 28.4% from the comparable period. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense and material cost premiums.

Liquidity and capital resources

As of March 31, 2024, we had cash and cash equivalents of $107.4 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $12.4 million, which had maturities of greater than three months. For the three months ended March 31, 2024 and 2023, we received $0.4 million and $1.0 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal uses of cash for liquidity and capital resources in the three months ended March 31, 2024 consisted of operating activities of $4.7 million as well as cash used in investing activities of $9.4 million for net purchases of marketable securities, and $4.1 million for additional rental equipment and other property, plant and equipment.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2024 vs. 2023
Summary of consolidated cash flows	2024	2023	$	%
Cash used in operating activities	$(4,749)	$(6,301)	$1,552	-24.6%
Cash used in investing activities	(13,444)	(17,110)	3,666	-21.4%
Cash provided by financing activities	285	559	(274)	-49.0%
Effect of exchange rates on cash	(140)	(25)	(115)	460.0%
Net decrease in cash and cash equivalents	$(18,048)	$(22,877)	$4,829	-21.1%

(amounts in thousands)	March 31,	December 31,
Summary of working capital	2024	2023
Total current assets	$199,194	$207,067
Total current liabilities	73,910	72,496
Net working capital	$125,284	$134,571

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of our net loss of $14.6 million, partially offset by non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $5.3 million, stock-based compensation expense of $2.4 million, provision for sales returns and doubtful accounts of $2.2 million, net loss on disposal of rental assets and other assets of $1.2 million, and change in fair value of earnout liability of $0.6 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $1.5 million.

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

For the three months ended March 31, 2024, we invested $12.4 million in the purchase of marketable securities, $4.1 million in the production and purchase of rental assets and other property and equipment, partially offset by $3.0 million we received from maturities of marketable securities.

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

For the three months ended March 31, 2024, net cash provided by financing activities consisted of $0.4 million from the proceeds received from purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock units of $0.1 million.

For the three months ended March 31, 2023, net cash provided by financing activities consisted of $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

Sources of funds

Our net cash used in operating activities in the three months ended March 31, 2024 was $4.7 million compared to net cash used in operating activities of $6.3 million in the three months ended March 31, 2023. As of March 31, 2024, we had cash and cash equivalents of $107.4 million and marketable securities of $12.4 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses. Over the past several years our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business.

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
•
Adjusted EBITDA does not include costs associated with workforce reductions and associated costs and other restructuring-related activities; and
•
other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2024	2023
Net loss (GAAP)	$(14,578)	$(20,349)
Non-GAAP adjustments:
Interest income, net	(1,403)	(1,525)
Provision for income taxes	(150)	196
Depreciation and amortization	5,265	4,086
EBITDA (non-GAAP)	(10,866)	(17,592)
Stock-based compensation	2,416	3,442
Acquisition-related expenses	238	554
Restructuring-related and other charges	—	1,809
Change in fair value of earnout liability	570	—
Adjusted EBITDA (non-GAAP)	$(7,642)	$(11,787)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2024 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.1 million decline in revenue for the three months ended March 31, 2024. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $107.4 million as of March 31, 2024, which consisted of highly liquid investments with a maturity of three months or less, and $12.4 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2024 and March 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the three months ended March 31, 2024 or March 31, 2023.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 1, 2024, which are incorporated by reference herein, except as disclosed below.

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

If our information technology networks and systems or those provided by our third-party service providers and vendors suffer unauthorized access, severe damage, disruption or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and other proceedings and our business could be negatively affected. For example, Change Healthcare, a division of UnitedHealthcare, experienced a cyberattack in late February 2024 that caused connection issues with our third-party service provider and a delay in rental revenue collections. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including personally identifiable information and protected health information), and data loss, corruption, unavailability, or other unauthorized processing. There is no assurance that we will not experience service interruptions, security breaches, cybersecurity risks and data security incidents, or other information technology failures, whether suffered by us or third parties on which we rely, in the future.

Due to the COVID-19 pandemic and related public health emergency, we allowed an increased number of employees to work remotely, and we continue to do so and expect that this hybrid model of work will continue. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Employment Contract by and between the Company and Grégoire Ramade, dated October 5, 2023	10-K	10.44	03/01/24

10.2	Addendum No. 1 to the Employment Contract dated January 4, 2024, between the Company and Grégoire Ramade	10-K	10.45	03/01/24

10.3	Employment and Severance Agreement by and between the Company and Michael Bourque, dated effective as March 4, 2024	8-K	10.1	01/24/24

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 8, 2024	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 8, 2024	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)