Form 10-Q
period 2024-06-30
Inogen Inc
filed 2024-08-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2024, the registrant had 23,719,012 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$97,920	$125,492
Marketable securities	19,767	2,979
Restricted cash	3,559	—
Accounts receivable, net	36,037	42,241
Inventories, net	24,048	21,840
Income tax receivable	1,050	669
Prepaid expenses and other current assets	12,410	13,846
Total current assets	194,791	207,067
Property and equipment, net	47,022	50,316
Goodwill	9,764	10,057
Intangible assets, net	33,585	34,591
Operating lease right-of-use asset	19,951	20,338
Other assets	3,806	3,825
Total assets	$308,919	$326,194
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$26,783	$30,142
Accrued payroll	13,746	11,066
Warranty reserve - current	9,759	9,628
Operating lease liability - current	3,332	3,653
Earnout liability	11,180	10,000
Deferred revenue - current	7,385	7,980
Income tax payable	—	27
Total current liabilities	72,185	72,496
Long-term liabilities
Warranty reserve - noncurrent	15,897	13,850
Operating lease liability - noncurrent	18,106	18,270
Deferred revenue - noncurrent	7,066	8,227
Deferred tax liability	8,070	8,539
Total liabilities	121,324	121,382
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,718,774 and 23,324,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	24	23
Additional paid-in capital	324,826	320,513
Accumulated deficit	(137,117)	(116,949)
Accumulated other comprehensive income (loss)	(138)	1,225
Total stockholders' equity	187,595	204,812
Total liabilities and stockholders' equity	$308,919	$326,194

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Sales revenue	$74,425	$68,343	$137,520	$124,230
Rental revenue	14,340	15,292	29,270	31,567
Total revenue	88,765	83,635	166,790	155,797
Cost of revenue
Cost of sales revenue	38,320	42,028	73,564	75,992
Cost of rental revenue, including depreciation of $3,128 and $3,238, for the three months ended and $6,307 and $6,316 for the six months ended, respectively	7,708	7,563	16,118	15,028
Total cost of revenue	46,028	49,591	89,682	91,020
Gross profit
Gross profit-sales revenue	36,105	26,315	63,956	48,238
Gross profit-rental revenue	6,632	7,729	13,152	16,539
Total gross profit	42,737	34,044	77,108	64,777
Operating expense
Research and development	5,616	4,293	12,194	9,637
Sales and marketing	25,617	26,906	52,553	55,347
General and administrative	18,568	14,613	35,699	33,476
Total operating expense	49,801	45,812	100,446	98,460
Loss from operations	(7,064)	(11,768)	(23,338)	(33,683)
Other income (expense)
Interest income, net	1,333	1,646	2,736	3,171
Other income, net	134	337	277	574
Total other income, net	1,467	1,983	3,013	3,745
Loss before provision (benefit) for income taxes	(5,597)	(9,785)	(20,325)	(29,938)
Provision (benefit) for income taxes	(7)	41	(157)	237
Net loss	(5,590)	(9,826)	(20,168)	(30,175)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(286)	7	(1,321)	177
Change in net unrealized gains (losses) on foreign currency hedging	—	7	—	7
Change in net unrealized gains (losses) on marketable securities	(40)	64	(42)	133
Total other comprehensive income (loss), net of tax	(326)	78	(1,363)	317
Comprehensive loss	$(5,916)	$(9,748)	$(21,531)	$(29,858)

Basic net loss per share attributable to common stockholders (Note 7)	$(0.24)	$(0.42)	$(0.86)	$(1.31)
Diluted net loss per share attributable to common stockholders (Note 7)	$(0.24)	$(0.42)	$(0.86)	$(1.31)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,614,970	23,146,117	23,508,284	23,078,244
Diluted common shares	23,614,970	23,146,117	23,508,284	23,078,244

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2024 and June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, March 31, 2023	23,120,786	$23	$316,127	$(34,849)	$(4)	$281,297
Stock-based compensation	—	—	3,263	—	—	3,263
Vesting of restricted stock units	73,248	—	(33)	—	—	(33)
Net loss	—	—	—	(9,826)	—	(9,826)
Other comprehensive income	—	—	—	—	78	78
Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779

Balance, March 31, 2024	23,546,478	$24	$323,213	$(131,527)	$188	$191,898
Stock-based compensation	—	—	1,814	—	—	1,814
Stock issued	200,642	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(28,346)	—	(201)	—	—	(201)
Net loss	—	—	—	(5,590)	—	(5,590)
Other comprehensive loss	—	—	—	—	(326)	(326)
Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595

	Six months ended June 30, 2024 and June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	6,705	—	—	6,705
Employee stock purchases	47,676	—	630	—	—	630
Vesting of restricted stock units	150,778	—	(487)	—	—	(487)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(30,175)	—	(30,175)
Other comprehensive income	—	—	—	—	317	317
Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779

Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	4,230	—	—	4,230
Stock issued	434,569	1	369	—	—	370
Tax withholding related to vesting of restricted stock units	(40,545)	—	(286)	—	—	(286)
Net loss	—	—	—	(20,168)	—	(20,168)
Other comprehensive loss	—	—	—	—	(1,363)	(1,363)
Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,168)	$(30,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,610	8,394
Loss on rental units and other assets	2,158	2,138
Gain on sale of former rental assets	(63)	(40)
Provision for sales revenue returns and doubtful accounts	4,615	4,488
Provision for inventory losses	74	989
Loss on purchase commitments	(68)	—
Stock-based compensation expense	4,230	6,705
Deferred income taxes	(223)	—
Change in fair value of earnout liability	1,180	—
Changes in operating assets and liabilities:
Accounts receivable	1,405	7,145
Inventories	(2,731)	1,143
Income tax receivable	(389)	(187)
Prepaid expenses and other current assets	1,423	3,813
Operating lease right-of-use asset	372	1,391
Other noncurrent assets	236	91
Accounts payable and accrued expenses	(3,350)	(6,456)
Accrued payroll	2,703	(358)
Warranty reserve	2,178	1,285
Deferred revenue	(1,756)	(1,231)
Income tax payable	(27)	—
Operating lease liability	(469)	(1,406)
Net cash provided by (used in) operating activities	1,940	(2,271)
Cash flows from investing activities
Purchases of available-for-sale securities	(32,330)	(12,826)
Maturities of available-for-sale securities	15,500	10,500
Investment in intangible assets	(2,090)	(494)
Investment in property and equipment	(1,360)	(3,116)
Production and purchase of rental equipment	(5,651)	(11,810)
Proceeds from sale of former assets	111	96
Net cash used in investing activities	(25,820)	(17,650)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from financing activities
Proceeds from stock options exercised	—	384
Proceeds from employee stock purchases	370	630
Payment of employment taxes related to release of restricted stock	(286)	(488)
Net cash provided by financing activities	84	526
Effect of exchange rates on cash	(217)	68
Net decrease in cash, cash equivalents and restricted cash	(24,013)	(19,327)
Cash, cash equivalents and restricted cash, beginning of period	125,492	187,014
Cash, cash equivalents and restricted cash, end of period	$101,479	$167,687

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$484	$420
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	181	115

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

The results of operations for the three and six months ended June 30, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2024. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on March 1, 2024.

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

Cash, cash equivalents, marketable securities and restricted cash

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Restricted cash and cash equivalents are considered to be legally restricted as to withdrawal or usage. The Company's restricted cash is a legally restricted deposit held as a compensating balance against its corporate credit card balances.

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

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the three and six months ended June 30, 2023 presents total revenue and net loss assuming the acquisition of Physio-Assist had occurred as of January 1, 2023.

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Total revenue	$84,366	$157,374
Net loss	$(10,081)	$(30,770)

4. Fair value measurements

Cash, cash equivalents, marketable securities and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of June 30, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$29,103	$—	$29,103	$29,103	$—	$—
Level 1:
Money market accounts	48,213	—	48,213	44,654	—	3,559

Level 2:
U.S. Treasury securities	22,146	94	22,240	2,473	19,767	—
Institutional Insured Liquidity Deposit Savings	21,690	—	21,690	21,690	—	—
Total	$121,152	$94	$121,246	$97,920	$19,767	$3,559

	As of December 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$12,611	$—	$12,611	$12,611	$—
Level 1:
Money market accounts	72,368	—	72,368	72,368	—

Level 2:
Corporate bonds	2,979	—	2,979	—	2,979
U.S. Treasury securities	19,252	136	19,388	19,388	—
Institutional Insured Liquidity Deposit Savings	21,125	—	21,125	21,125	—
Total	$128,335	$136	$128,471	$125,492	$2,979

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had a related receivable of $137 and payable of $155 as of June 30, 2024 and December 31, 2023, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Accumulated
	currency	gains (losses)	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2023	$1,089	$136	$1,225
Other comprehensive loss	(1,321)	(42)	(1,363)
Balance as of June 30, 2024	$(232)	$94	$(138)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity.

Earnout liability

The Company has obligations to pay up to $13,000 in an earnout payment for the Physio-Assist acquisition in cash if certain future regulatory results are met. The earnout liability was valued using Level 3 inputs.

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2023	$10,000
Change in fair value	1,180
Balance as of June 30, 2024	$11,180

5. Balance sheet components

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
Net accounts receivable	2024	2023
Rental (1)	$6,349	$6,401
Business-to-business and other receivables (2)	29,688	35,840
Total net accounts receivable	$36,037	$42,241

(1)
Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) one customer had a net accounts receivable balance of $6,023 and $8,639 as of June 30, 2024 and December 31, 2023, respectively; and 2) one customer had a net accounts receivable balance of $1,923 and $4,994 as of June 30, 2024 and December 31, 2023, respectively. Each customer received extended payment terms through a direct financing plan offered.

The following table sets forth the accounts receivable allowances as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Allowances - accounts receivable	2024	2023
Doubtful accounts	$3,469	$2,341
Sales returns	577	479
Total allowances - accounts receivable	$4,046	$2,820

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company's total revenue for the six months ended June 30, 2024 and for the three and six months ended June 30, 2023. One customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $6,023 as of June 30, 2024, and two customers each represented more than 10% of the Company's net accounts receivable balance with net accounts receivable balances of $8,639 and $4,994, respectively, as of December 31, 2023.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 57.7% and 72.1% of rental revenue in the six months ended June 30, 2024 and 2023, respectively, and based on total revenue were 10.1% and 14.6% for the six months ended June 30, 2024 and 2023, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,475 or 4.1% of total net accounts receivable as of June 30, 2024 compared to $2,059 or 4.9% of total net accounts receivable as of December 31, 2023.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2024, the Company’s three major vendors accounted for 20.8%, 19.1%, and 10.7%, respectively, of total raw material purchases. For the six months ended June 30, 2023, the Company’s three major vendors accounted for 30.1%, 14.5%, and 11.0%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 79.4% and 80.0% of the non-U.S. revenue for the three months ended June 30, 2024 and 2023, respectively, were invoiced in Euros. Approximately 79.6% and 78.7% of the non-U.S. revenue for the six months ended June 30, 2024 and 2023, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2024 and 2023, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
U.S. revenue	$58,234	$60,343	$110,224	$113,533
Non-U.S. revenue	30,531	23,292	56,566	42,264
Total revenue	$88,765	$83,635	$166,790	$155,797

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving, or impaired items, and losses on firm purchase commitments as a component of cost of sales in our consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,444 and $1,225 as of June 30, 2024 and December 31, 2023, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the six months ended June 30, 2024 and 2023, $416 and $1,567, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials and work-in-progress	$19,103	$18,036
Finished goods	8,117	6,871
Less: reserves	(3,172)	(3,067)
Inventories, net	$24,048	$21,840

Property and equipment

Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,441 and $1,241 for the three months ended June 30, 2024 and 2023, respectively, and $3,201 and $2,553 for the six months ended June 30, 2024 and 2023.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Rental equipment	$3,128	$3,238	$6,307	$6,316
Other property and equipment	1,029	1,017	2,183	1,999
Total depreciation and amortization	$4,157	$4,255	$8,490	$8,315

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2024 and December 31, 2023, respectively.

	June 30,	December 31,
Property and equipment	2024	2023
Rental equipment, net of allowances of $3,146 and $2,606, respectively	$65,748	$67,804
Other property and equipment	28,449	30,357
Property and equipment	94,197	98,161

Accumulated depreciation
Rental equipment	31,454	31,023
Other property and equipment	15,721	16,822
Accumulated depreciation	47,175	47,845

Property and equipment, net
Rental equipment, net of allowances of $3,146 and $2,606, respectively	34,294	36,781
Other property and equipment	12,728	13,535
Property and equipment, net	$47,022	$50,316

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded for the six months ended June 30, 2024 and 2023.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

Balance as of December 31, 2023 (1)	$10,057
Translation adjustment	(293)
Balance as of June 30, 2024 (1)	$9,764

(1) Includes $32,894 of accumulated impairment losses as of June 30, 2024 and December 31, 2023.

Intangible assets

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$32,332	$2,560	$29,772
Licenses	10	185	185	—
Patents and websites	5	4,518	4,464	54
Customer relationships	4	2,888	1,413	1,475
Trade name	4	200	40	160
Commercials	3	494	199	295
Internally developed software	3	2,090	261	1,829
Total		$42,707	$9,122	$33,585

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$33,303	$971	$32,332
Licenses	10	185	185	—
Patents and websites	5	4,518	4,429	89
Customer relationships	4	2,974	1,372	1,602
Trade name	4	206	15	191
Commercials	3	494	117	377
Total		$41,680	$7,089	$34,591

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2024
Remaining 6 months of 2024	$2,303
2025	4,564
2026	4,432
2027	3,830
2028	3,233
2029	3,233
Thereafter	11,990
$33,585

Current liabilities

Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$14,995	$13,454
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,022	10,054
Accrued purchasing card liability	263	2,197
Accrued loss on purchase commitments	1,989	2,057
Accrued franchise, sales and use taxes	449	472
Other accrued expenses	2,065	1,908
Total accounts payable and accrued expenses	$26,783	$30,142

Accrued payroll as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued bonuses	$3,362	$1,110
Accrued wages and other payroll related items	4,526	4,170
Accrued vacation	3,655	3,194
Accrued severance	1,818	2,284
Accrued employee stock purchase plan deductions	385	308
Total accrued payroll	$13,746	$11,066

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $1,136 and $964 for the three months ended June 30, 2024 and 2023, respectively, and $2,210 and $1,936 for the six months ended June 30, 2024 and 2023, respectively.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party (Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending June 30,
2025	$1,136
2026	1,136
2027	1,136
2028	1,136
2029	1,136
Thereafter	2,177
$7,857

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2024	2023
Cash paid for operating lease liabilities	$2,290	$1,986
Operating lease cost	2,163	1,920
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,566	264
Weighted average remaining lease term	2.7 years	2.0 years
Weighted average discount rate	4.9%	3.0%

Maturities of lease liabilities due in the 12-month period ending June 30,
2025	$3,906
2026	3,616
2027	3,645
2028	3,388
2029	3,103
Thereafter	5,800
23,458
Less imputed interest	(2,020)
Total lease liabilities	$21,438

Operating lease liability - current	$3,332
Operating lease liability - noncurrent	18,106
Total lease liabilities	$21,438

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator—basic and diluted:
Net loss	$(5,590)	$(9,826)	$(20,168)	$(30,175)

Denominator:
Weighted average common shares - basic common stock (1)	23,614,970	23,146,117	23,508,284	23,078,244
Weighted average common shares - diluted common stock	23,614,970	23,146,117	23,508,284	23,078,244

Net loss per share - basic common stock	$(0.24)	$(0.42)	$(0.86)	$(1.31)
Net loss per share - diluted common stock (2)	$(0.24)	$(0.42)	$(0.86)	$(1.31)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,614,970	23,146,117	23,508,284	23,078,244
Stock options and other dilutive awards	499,441	90,017	412,687	211,114
Weighted average common shares - diluted common stock	24,114,411	23,236,134	23,920,971	23,289,358

Shares excluded from diluted weighted average shares:
Stock options	—	54,498	—	54,498
Restricted stock units and restricted stock awards	522,167	1,209,475	539,894	377,931
Shares excluded from diluted weighted average shares	522,167	1,263,973	539,894	432,429

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
(2)
Due to net losses for the three and six months ended June 30, 2024 and June 30, 2023, diluted loss per share is the same as basic.

8. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2023, the Company recorded a full valuation allowance of $59,968. As of June 30, 2024, the Company continued to record a valuation allowance against its domestic deferred tax assets.

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

9. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of June 30, 2024, awards with respect to 416,206 shares of the Company’s common stock were outstanding.

The Company’s stockholders approved the adoption of the Amended and Restated 2023 Equity Incentive Plan (2023 Plan) on June 5, 2024 that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. The 2023 Plan became effective June 7, 2024. The number of shares of common stock reserved for issuance under the 2023 Plan was: (i) 1,600,000 shares, plus (ii) (A) 2,027,790 shares that, as of immediately before the termination or expiration of the 2014 Plan, had been reserved but not issued under any 2014 Plan awards and are not subject to any awards granted under the 2014 Plan, plus (B) any shares subject to awards granted under the 2014 Plan or the 2012 Plan that, after the 2014 Plan is terminated or expired, expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest with the maximum number of shares that may be added to the 2023 Plan under subsection (ii) above equal to 2,950,000 shares.

As of June 30, 2024, awards with respect to 1,462,280 shares of the Company's common stock were outstanding, and 2,230,627 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards and 2) tendered to or withheld by us for payment of an exercise or purchase price or for tax withholding obligations.

Pursuant to the Nasdaq inducement grant exception, during the six months ended June 30, 2024, the Company issued 225,000 shares of common stock to a certain new hire issuable upon (i) the vesting of a maximum of 75,000 time-based restricted stock units granted, and (ii) the vesting of a maximum of 150,000 shares of performance-based restricted stock units granted to induce the employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock options

Options expire ten years from the date of grant and vest over one-year terms. The activity for stock options under the Company’s stock plans for the six months ended June 30, 2024 is as follows:

Remaining
weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2023	20,000	$83.30	$83.30	0.36	$—
Forfeited	(10,000)	83.30	83.30
Expired	(10,000)	83.30	83.30
Outstanding as of June 30, 2024	—	—	—	—	—
Vested and exercisable as of June 30, 2024	—	—	—	—	—
Vested and expected to vest as of June 30, 2024	—	$—	$—	—	$—

The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $0 and $735, respectively. As of June 30, 2024, all stock-based compensation expense for options granted under the 2014 and 2023 Plans was recognized.

Stock incentive awards

The Company grants restricted stock units (RSUs) under the 2014 and 2023 Plans (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance market criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

Stock Awards granted with only time-based service vesting conditions generally vest over three-year and four-year service periods, as defined in the terms of each award. Stock Awards that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance and/or market conditions established at the time of the award. The portion of the Stock Award that is earned may equal or be more or less than the targeted number of shares subject to the Stock Award depending on whether the performance criteria are met.

Stock Awards activity for the six months ended June 30, 2024 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2023	1,146,404	346,688	1,493,092	$14.67
Granted	783,041	587,768	1,370,809	7.13
Vested	(364,088)	—	(364,088)	18.26
Forfeited/canceled	(162,758)	(233,569)	(396,327)	15.25
Unvested restricted stock units as of June 30, 2024 (1)	1,402,599	700,887	2,103,486	$9.12
Unvested and expected to vest restricted stock units outstanding as of June 30, 2024			1,624,345	$9.19

(1) Outstanding restricted stock units are based on the maximum payout of the targeted number of shares.

As of June 30, 2024, the unrecognized compensation cost related to unvested employee restricted stock units was $12,192, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.9 years.

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

As of June 30, 2024, a total of 659,183 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2024, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$1,696	$3,177	$4,005	$6,482
Employee stock purchase plan	118	86	225	223
Total stock-based compensation expense	$1,814	$3,263	$4,230	$6,705

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

For the three and six months ended June 30, 2024 and 2023, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$145	$153	$325	$237
Research and development	(75)	376	385	834
Sales and marketing	428	658	858	1,432
General and administrative	1,316	2,076	2,662	4,202
Total stock-based compensation expense	$1,814	$3,263	$4,230	$6,705

10. Commitments and contingencies

Purchase obligations

The Company had approximately $69,100 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2024. The Company has $1,989 and $2,057 accrued within accounts payable and other accrued expenses in the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three-month and twelve-month periods ended June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Product warranty liability at beginning of period	$23,478	$19,913
Accruals for warranties issued	5,601	9,843
Adjustments related to preexisting warranties (including changes in estimates)	1,469	5,014
Settlements made (in cash or in kind)	(4,892)	(11,292)
Product warranty liability at end of period	$25,656	$23,478

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the six months ended June 30, 2024 was primarily driven by $2,754 of revenue recognized that were included in the deferred revenue balances as of December 31, 2023, partially offset by $1,060 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $11,621 and $13,315 as of June 30, 2024 and December 31, 2023, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheets.

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

11. Foreign currency exchange contracts and hedging

As of June 30, 2024 and June 30, 2023, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $38,804 and $0, respectively, and $31,178 and $3,219, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to two months. During the six months ended June 30, 2024 and 2023, these contracts had, net of tax, an unrealized gain (loss) of $0 and an unrealized gain of $7.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2024, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the six months ended June 30, 2023, there were no ineffective portions related to these hedges. As of June 30, 2024, the Company had no designated hedges and three non-designated hedges. As of June 30, 2023, the Company had six designated hedges and four non-designated hedges.

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
•
the impact of expense inflation on the components we use in our products and the impact of inflation of the ability of our customers to afford our products;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 1, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” the Inogen design, color dandelion design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove,” “Inogen Rove 4” and “Inogen Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own a trademark registration for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registrations) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own a trademark application for the Inogen design in Bolivia. We own a trademark registration for the Inogen design in China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIO-ASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the mark “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

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
•
long-lived asset impairment.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2024 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024.

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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $5.6 million and $4.3 million in the three months ended June 30, 2024 and 2023, respectively, and $12.2 million and $9.6 million in the six months ended June 30, 2024 and 2023, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Inogen® Rove 6TM, our latest POC, in December 2022 in the EU and UK. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Inogen® Rove 4TM. Inogen Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Inogen Rove 6 was received June 30, 2023 and launched in the U.S. market in July 2023.

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

Sales revenue

Our future financial performance will be driven primarily by the growth in sales of our POCs, Simeox airway clearance, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, hiring additional sales representatives directly, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

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

We sold approximately 41,300 systems in the three months ended June 30, 2024 and 34,100 systems for the same period in 2023. We sold approximately 75,200 systems in the six months ended June 30, 2024 and 61,000 for the same period in 2023. The increase in the current period was primarily due to the result of increased demand from resellers. We continue to focus on optimizing profitability in our direct-to-consumer channel, driving sales productivity with an efficiently scaled sales organization.

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

Rental revenue decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due lower average reimbursement rates per patient resulting from the change in mix of payors toward private insurance from Medicare. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including expanding our prescriber sales teams, expanding our direct-to-consumer marketing efforts, investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 51,900 and 48,900 oxygen rental patients as of June 30, 2024 and June 30, 2023, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectible balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended June 30, 2024 and 2023, approximately 57.0% and 70.2%, respectively, and for the six months ended June 30, 2024 and 2023, approximately 57.7% and 72.1%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third-Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

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

Cost of rental revenue

Cost of rental revenue consists primarily of depreciation expense, consumable disposables, logistics costs, and service costs for our rental equipment, including rework costs, material, labor, and freight.

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

Results of operations

Comparison of three months ended June 30, 2024 and 2023

Revenue

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$74,425	$68,343	$6,082	8.9%	83.8%	81.7%
Rental revenue	14,340	15,292	(952)	-6.2%	16.2%	18.3%
Total revenue	$88,765	$83,635	$5,130	6.1%	100.0%	100.0%

Sales revenue increased $6.1 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, an increase of 8.9% from the comparable period. The increase was primarily attributable to higher demand and new customers in international and domestic business-to-business sales. We sold approximately 41,300 oxygen systems during the three months ended June 30, 2024 compared to approximately 34,100 oxygen systems sold during the three months ended June 30, 2023, an increase of 21.7%.

Rental revenue decreased $1.0 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, or a decrease of 6.2% from the comparable period. The decrease in rental revenue was primarily related to higher mix of lower private-payor reimbursement rates.

	Three months ended
(amounts in thousands)	June 30,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$21,287	$18,272	$3,015	16.5%	24.0%	21.8%
Business-to-business international sales	30,531	23,292	7,239	31.1%	34.4%	27.9%
Direct-to-consumer domestic sales	22,607	26,779	(4,172)	-15.6%	25.4%	32.0%
Direct-to-consumer domestic rentals	14,340	15,292	(952)	-6.2%	16.2%	18.3%
Total revenue	$88,765	$83,635	$5,130	6.1%	100.0%	100.0%

Domestic business-to-business sales increased 16.5% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 31.1% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher demand from new customers. In the three months ended June 30, 2024, sales in Europe as a percentage of total international sales revenue decreased to 86.7% versus 91.5% from the comparative period in 2023.

Domestic direct-to-consumer sales decreased 15.6% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices and increased unit volume per sales representative versus the comparative period in 2023.

Domestic direct-to-consumer rentals decreased 6.2% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily related to higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$38,320	$42,028	$(3,708)	-8.8%	43.2%	50.3%
Cost of rental revenue	7,708	7,563	145	1.9%	8.7%	9.0%
Total cost of revenue	$46,028	$49,591	$(3,563)	-7.2%	51.9%	59.3%

Gross profit - sales revenue	$36,105	$26,315	$9,790	37.2%	40.6%	31.5%
Gross profit - rental revenue	6,632	7,729	(1,097)	-14.2%	7.5%	9.2%
Total gross profit	$42,737	$34,044	$8,693	25.5%	48.1%	40.7%

Gross margin percentage - sales revenue	48.5%	38.5%
Gross margin percentage- rental revenue	46.2%	50.5%
Total gross margin percentage	48.1%	40.7%

Cost of sales revenue decreased $3.7 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, a decrease of 8.8% from the comparable period, due primarily to lower premiums paid for components and lower labor and overhead costs. The second quarter of 2024 included less than $0.1 million of material cost premiums associated with open-market purchases of semiconductor chips used in our POCs compared to $3.5 million in the second quarter of 2023.

Cost of rental revenue increased $0.1 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, an increase of 1.9% from the comparable period. Cost of rental revenue included $3.1 million of rental asset depreciation for the three months ended June 30, 2024 compared to $3.2 million for the three months ended June 30, 2023.

Gross margin on sales revenue increased to 48.5% for the three months ended June 30, 2024 from 38.5% for the three months ended June 30, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our POCs and adjustments in reserves, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 69.6% of total sales revenue in the three months ended June 30, 2024 versus 60.8% in the three months ended June 30, 2023.

Gross margin on rental revenue decreased to 46.2% for the three months ended June 30, 2024 from 50.5% for the three months ended June 30, 2023, primarily due to lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service and a higher mix shift of private-payor reimbursement.

Research and development expense

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$5,616	$4,293	$1,323	30.8%	6.3%	5.1%

Research and development expense increased $1.3 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, an increase of 30.8% from the comparable period. This was due primarily to a $0.8 million increase in amortization of intangible assets and a $0.8 million increase in product development costs.

Sales and marketing expense

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$25,617	$26,906	$(1,289)	-4.8%	28.9%	32.2%

Sales and marketing expense decreased $1.3 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, a decrease of 4.8% from the comparable period. This was primarily due to decreases of $3.3 million in consulting and $0.5 million in dues, fees and licenses, partially offset by an increase of $1.8 million in media and advertising costs and $0.6 million in personnel-related expenses. In the three months ended June 30, 2024, we spent $8.5 million in media and advertising costs versus $6.7 million in the comparative period in 2023.

General and administrative expense

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$18,568	$14,613	$3,955	27.1%	20.9%	17.5%

General and administrative expense increased $4.0 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, an increase of 27.1% from the comparable period, primarily due to an increase of $2.1 million in personnel-related expenses, $1.0 million in bad debt expense and $0.6 million in the change in fair value of the earnout liability.

Other income, net

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$1,333	$1,646	$(313)	-19.0%	1.5%	2.0%
Other income, net	134	337	(203)	-60.2%	0.2%	0.4%
Total other income, net	$1,467	$1,983	$(516)	-26.0%	1.7%	2.4%

Total other income, net decreased $0.5 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, a decrease of 26.0% from the comparable period.

Income tax expense (benefit)

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(7)	$41	$(48)	-117.1%	0.0%	0.0%
Effective income tax rate	0.1%	-0.4%

Income tax expense (benefit) decreased less than $0.1 million for the three months ended June 30, 2024 from the three months ended June 30, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the three months ended June 30, 2024 increased slightly compared to the three months ended June 30, 2023, primarily due to foreign taxes.

Net loss

	Three months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(5,590)	$(9,826)	$(4,236)	-43.1%	-6.3%	-11.7%

Net loss decreased $4.2 million for the three months ended June 30, 2024 from the three months ended June 30, 2023, or a decrease of 43.1% from the comparable period. The decrease in net loss was primarily related to an increase in sales revenue and lower material cost premiums.

Comparison of six months ended June 30, 2024 and 2023

Revenue

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$137,520	$124,230	$13,290	10.7%	82.5%	79.7%
Rental revenue	29,270	31,567	(2,297)	-7.3%	17.5%	20.3%
Total revenue	$166,790	$155,797	$10,993	7.1%	100.0%	100.0%

Sales revenue increased $13.3 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, an increase of 10.7% from the comparable period. The increase was primarily attributable to higher international and domestic business-to-business sales. We sold approximately 75,200 oxygen systems during the six months ended June 30, 2024 compared to approximately 61,000 oxygen systems sold during the six months ended June 30, 2023, an increase of 23.3%.

Rental revenue decreased $2.3 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, or a decrease of 7.3% from the comparable period. The decrease in rental revenue was primarily related to higher mix of lower private-payor reimbursement rates, partially offset by higher patients on service.

	Six months ended
(amounts in thousands)	June 30,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$37,806	$30,857	$6,949	22.5%	22.7%	19.8%
Business-to-business international sales	56,566	42,264	14,302	33.8%	33.9%	27.1%
Direct-to-consumer domestic sales	43,148	51,109	(7,961)	-15.6%	25.9%	32.8%
Direct-to-consumer domestic rentals	29,270	31,567	(2,297)	-7.3%	17.5%	20.3%
Total revenue	$166,790	$155,797	$10,993	7.1%	100.0%	100.0%

Domestic business-to-business sales increased 22.5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 33.8% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in demand from our partners in Europe and new customers. In the six months ended June 30, 2024, sales in Europe as a percentage of total international sales revenue slightly increased to 87.4% versus 87.2% from the comparative period in 2023.

Domestic direct-to-consumer sales decreased 15.6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices and increased unit volume per sales representative versus the comparative period in 2023.

Domestic direct-to-consumer rentals decreased 7.3% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily related to a higher mix of lower private-payor reimbursement rates, partially offset by higher patients on service.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$73,564	$75,992	$(2,428)	-3.2%	44.1%	48.8%
Cost of rental revenue	16,118	15,028	1,090	7.3%	9.7%	9.6%
Total cost of revenue	$89,682	$91,020	$(1,338)	-1.5%	53.8%	58.4%

Gross profit - sales revenue	$63,956	$48,238	$15,718	32.6%	38.3%	31.0%
Gross profit - rental revenue	13,152	16,539	(3,387)	-20.5%	7.9%	10.6%
Total gross profit	$77,108	$64,777	$12,331	19.0%	46.2%	41.6%

Gross margin percentage - sales revenue	46.5%	38.8%
Gross margin percentage- rental revenue	44.9%	52.4%
Total gross margin percentage	46.2%	41.6%

Cost of sales revenue decreased $2.4 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, a decrease of 3.2% from the comparable period, due primarily to lower premiums paid for components and lower labor and overhead costs, partially offset by an increase in the number of systems sold. The first half of 2024 included $0.1 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $8.0 million in the first half of 2023.

Cost of rental revenue increased $1.1 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, an increase of 7.3% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in total patients on service, which led to increased service and logistics costs. Cost of rental revenue included $6.3 million of rental asset depreciation for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023.

Gross margin on sales revenue increased to 46.5% for the six months ended June 30, 2024 from 38.8% for the six months ended June 30, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our POCs, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 68.6% of total sales revenue in the six months ended June 30, 2024 versus 58.9% in the six months ended June 30, 2023.

Gross margin on rental revenue decreased to 44.9% for the six months ended June 30, 2024 from 52.4% for the six months ended June 30, 2023, primarily due to lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service and a higher mix shift of private-payor reimbursement.

Research and development expense

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$12,194	$9,637	$2,557	26.5%	7.3%	6.2%

Research and development expense increased $2.6 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, an increase of 26.5% from the comparable period. This was due primarily to a $1.6 million increase in amortization of intangible assets related to the Physio-Assist acquisition and $0.6 million increase of product development costs.

Sales and marketing expense

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$52,553	$55,347	$(2,794)	-5.0%	31.5%	35.5%

Sales and marketing expense decreased $2.8 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, a decrease of 5.0% from the comparable period. This was primarily due to decreases of $3.5 million in consulting fees, $1.5 million in dues, fees and licenses, $1.3 million in personnel-related expenses, and $0.8 million in credit card and financing fees, partially offset by an increase of $3.9 million in media and advertising costs. In the six months ended June 30, 2024, we spent $17.0 million in media and advertising costs versus $13.1 million in the comparative period in 2023.

General and administrative expense

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$35,699	$33,476	$2,223	6.6%	21.4%	21.5%

General and administrative expense increased $2.2 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, an increase of 6.6% from the comparable period, primarily due to $1.4 million in personnel-related expenses, $1.2 million in the change in fair value of the earnout liability, $1.0 million in bad debt expense and $0.9 million in dues, fees and licenses. These increases were partially offset by decreases of $2.0 million in restructuring-related costs and $0.4 million in acquisition-related expenses.

Other income, net

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$2,736	$3,171	$(435)	-13.7%	1.6%	2.0%
Other income, net	277	574	(297)	-51.7%	0.2%	0.4%
Total other income, net	$3,013	$3,745	$(732)	-19.5%	1.8%	2.4%

Total other income, net decreased $0.7 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, a decrease of 19.5% from the comparable period.

Income tax expense (benefit)

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(157)	$237	$(394)	-166.2%	-0.1%	0.2%
Effective income tax rate	0.8%	-0.8%

Income tax expense (benefit) decreased $0.4 million for the six months ended June 30, 2024 from the six months ended June 30, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the six months ended June 30, 2024 increased slightly compared to the six months ended June 30, 2023, primarily due to foreign taxes.

Net loss

	Six months ended
	June 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(20,168)	$(30,175)	$(10,007)	-33.2%	-12.1%	-19.4%

Net loss decreased $10.0 million for the six months ended June 30, 2024 from the six months ended June 30, 2023, or a decrease of 33.2% from the comparable period. The decrease in net loss was primarily related to an increase in sales revenue and material cost premiums.

Liquidity and capital resources

As of June 30, 2024, we had cash and cash equivalents of $97.9 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $19.8 million, which had maturities of greater than three months. For the six months ended June 30, 2024 and 2023, we received $0.4 million and $1.0 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal use of our funds for liquidity and capital resources in the six months ended June 30, 2024 consisted of cash used in investing activities of $16.8 million for net purchases of marketable securities and $9.1 million for additional rental equipment, other property, plant and equipment and intangible assets, partially offset by cash provided by operating activities of $1.9 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2024 vs. 2023
Summary of consolidated cash flows	2024	2023	$	%
Cash provided by (used in) operating activities	$1,940	$(2,271)	$4,211	185.4%
Cash used in investing activities	(25,820)	(17,650)	(8,170)	-46.3%
Cash provided by financing activities	84	526	(442)	-84.0%
Effect of exchange rates on cash	(217)	68	(285)	-419.1%
Net decrease in cash and cash equivalents	$(24,013)	$(19,327)	$(4,686)	-24.2%

(amounts in thousands)	June 30,	December 31,
Summary of working capital	2024	2023
Total current assets	$194,791	$207,067
Total current liabilities	72,185	72,496
Net working capital	$122,606	$134,571

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the six months ended June 30, 2024 consisted primarily of our net loss of $20.2 million, partially offset by non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $10.6 million, provision for sales returns and doubtful accounts of $4.6 million, stock-based compensation expense of $4.2 million, net loss on disposal of rental assets and other assets of $2.2 million, and change in fair value of earnout liability of $1.2 million. The net changes in operating assets and liabilities resulted in a net decrease in cash of $0.4 million.

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

For the six months ended June 30, 2024, we invested $32.3 million in the purchase of marketable securities, $7.0 million in the production and purchase of rental assets and other property and equipment, and $2.1 million in intangible assets, partially offset by $15.5 million we received from maturities of marketable securities.

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

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $0.4 million from the proceeds received from purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock units of $0.3 million.

For the six months ended June 30, 2023, net cash provided by financing activities consisted of $1.0 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

Sources of funds

Our net cash provided by operating activities in the six months ended June 30, 2024 was $1.9 million compared to net cash used in operating activities of $2.3 million in the six months ended June 30, 2023. As of June 30, 2024, we had cash and cash equivalents of $97.9 million and marketable securities of $19.8 million.

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation, change in fair value of earnout liability, acquisition-related expenses, and restructuring-related and other charges. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to a net loss or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2024	2023	2024	2023
Net loss (GAAP)	$(5,590)	$(9,826)	$(20,168)	$(30,175)
Non-GAAP adjustments:
Interest income, net	(1,333)	(1,646)	(2,736)	(3,171)
Provision (benefit) for income taxes	(7)	41	(157)	237
Depreciation and amortization	5,345	4,308	10,610	8,394
EBITDA (non-GAAP)	(1,585)	(7,123)	(12,451)	(24,715)
Stock-based compensation	1,814	3,263	4,230	6,705
Acquisition-related expenses	419	467	657	1,021
Restructuring-related and other charges	—	201	—	2,010
Change in fair value of earnout liability	610	—	1,180	—
Adjusted EBITDA (non-GAAP)	$1,258	$(3,192)	$(6,384)	$(14,979)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2024 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $4.5 million decline in revenue for the six months ended June 30, 2024. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash, cash equivalents and restricted cash of $101.5 million as of June 30, 2024, which consisted of highly liquid investments with a maturity of three months or less, and $19.8 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2024 and June 30, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the six months ended June 30, 2024 or June 30, 2023.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 8, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 1, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 8, 2024, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Separation Agreement and Release by and between the Company and Stanislav Glezer, dated May 10, 2024	8-K	10.1	05/15/24

10.2	Amended and Restated 2023 Equity Incentive Plan	8-K	10.1	06/07/24

10.3	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	06/07/24

10.4	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.3	06/07/24

10.5	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.4	06/07/24

10.6	Employment and Severance Agreement by and between the Company and Kevin P. Smith dated effective as July 22, 2024	8-K	10.1	07/03/24

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 7, 2024	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 7, 2024	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)