Form 10-Q
period 2024-09-30
Inogen Inc
filed 2024-11-08
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 23,818,413 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$105,690	$125,492
Marketable securities	14,973	2,979
Restricted cash	3,591	—
Accounts receivable, net	34,233	42,241
Inventories, net	23,320	21,840
Income tax receivable	964	669
Prepaid expenses and other current assets	9,783	13,846
Total current assets	192,554	207,067
Property and equipment, net	46,598	50,316
Goodwill	10,170	10,057
Intangible assets, net	33,762	34,591
Operating lease right-of-use asset	19,017	20,338
Other assets	4,071	3,825
Total assets	$306,172	$326,194
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$27,028	$30,142
Accrued payroll	14,285	11,066
Warranty reserve - current	9,492	9,628
Operating lease liability - current	2,777	3,653
Earnout liability	11,830	10,000
Deferred revenue - current	6,984	7,980
Income tax payable	—	27
Total current liabilities	72,396	72,496
Long-term liabilities
Warranty reserve - noncurrent	16,183	13,850
Operating lease liability - noncurrent	17,370	18,270
Deferred revenue - noncurrent	6,435	8,227
Deferred tax liability	8,384	8,539
Total liabilities	120,768	121,382
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 authorized; 23,817,704 and 23,324,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	24	23
Additional paid-in capital	326,741	320,513
Accumulated deficit	(143,080)	(116,949)
Accumulated other comprehensive income	1,719	1,225
Total stockholders' equity	185,404	204,812
Total liabilities and stockholders' equity	$306,172	$326,194

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Sales revenue	$74,929	$67,973	$212,449	$192,203
Rental revenue	13,905	15,994	43,175	47,561
Total revenue	88,834	83,967	255,624	239,764
Cost of revenue
Cost of sales revenue	39,592	42,708	113,156	118,700
Cost of rental revenue, including depreciation of $3,247 and $3,364, for the three months ended and $9,554 and $9,680 for the nine months ended, respectively	7,898	7,495	24,016	22,523
Total cost of revenue	47,490	50,203	137,172	141,223
Gross profit
Gross profit-sales revenue	35,337	25,265	99,293	73,503
Gross profit-rental revenue	6,007	8,499	19,159	25,038
Total gross profit	41,344	33,764	118,452	98,541
Operating expense
Research and development	3,518	4,489	15,712	14,126
Sales and marketing	26,361	26,091	78,914	81,438
General and administrative	19,257	17,011	54,956	50,487
Impairment charges	—	32,894	—	32,894
Total operating expense	49,136	80,485	149,582	178,945
Loss from operations	(7,792)	(46,721)	(31,130)	(80,404)
Other income (expense)
Interest income, net	1,041	1,801	3,777	4,972
Other income (expense)	687	(398)	964	176
Total other income, net	1,728	1,403	4,741	5,148
Loss before provision (benefit) for income taxes	(6,064)	(45,318)	(26,389)	(75,256)
Provision (benefit) for income taxes	(101)	401	(258)	638
Net loss	(5,963)	(45,719)	(26,131)	(75,894)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	1,654	(752)	333	(575)
Change in net unrealized gains on foreign currency hedging	—	33	—	40
Less: reclassification adjustment for net losses included in net loss	—	13	—	13
Total net change in unrealized gains on foreign currency hedging	—	46	—	53
Change in net unrealized gains on marketable securities	203	49	161	182
Total other comprehensive income (loss), net of tax	1,857	(657)	494	(340)
Comprehensive loss	$(4,106)	$(46,376)	$(25,637)	$(76,234)

Basic net loss per share attributable to common stockholders (Note 7)	$(0.25)	$(1.97)	$(1.11)	$(3.28)
Diluted net loss per share attributable to common stockholders (Note 7)	$(0.25)	$(1.97)	$(1.11)	$(3.28)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic common shares	23,751,168	23,231,217	23,589,836	23,129,795
Diluted common shares	23,751,168	23,231,217	23,589,836	23,129,795

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2024 and September 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, June 30, 2023	23,194,034	$23	$319,357	$(44,675)	$74	$274,779
Stock-based compensation	—	—	1,779	—	—	1,779
Employee stock purchases	88,356	—	464	—	—	464
Vesting of restricted stock units	24,435	—	(16)	—	—	(16)
Net loss	—	—	—	(45,719)	—	(45,719)
Other comprehensive loss	—	—	—	—	(657)	(657)
Balance, September 30, 2023	23,306,825	$23	$321,584	$(90,394)	$(583)	$230,630

Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595
Stock-based compensation	—	—	1,474	—	—	1,474
Stock issued	98,930	—	441	—	—	441
Net loss	—	—	—	(5,963)	—	(5,963)
Other comprehensive income	—	—	—	—	1,857	1,857
Balance, September 30, 2024	23,817,704	$24	$326,741	$(143,080)	$1,719	$185,404

	Nine months ended September 30, 2024 and September 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	8,484	—	—	8,484
Employee stock purchases	136,032	—	1,094	—	—	1,094
Vesting of restricted stock units	175,213	—	(503)	—	—	(503)
Shares withheld related to net restricted stock settlement	(495)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(75,894)	—	(75,894)
Other comprehensive loss	—	—	—	—	(340)	(340)
Balance, September 30, 2023	23,306,825	$23	$321,584	$(90,394)	$(583)	$230,630

Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	5,704	—	—	5,704
Stock issued	533,499	1	810	—	—	811
Tax withholding related to vesting of restricted stock units	(40,545)	—	(286)	—	—	(286)
Net loss	—	—	—	(26,131)	—	(26,131)
Other comprehensive income	—	—	—	—	494	494
Balance, September 30, 2024	23,817,704	$24	$326,741	$(143,080)	$1,719	$185,404

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,131)	$(75,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,924	13,008
Loss on rental units and other assets	3,075	3,377
Gain on sale of former rental assets	(164)	(58)
Provision for sales revenue returns and doubtful accounts	9,397	7,075
Provision for inventory losses	(243)	2,343
Loss on purchase commitments	(334)	—
Stock-based compensation expense	5,704	8,484
Deferred income taxes	(244)	—
Change in fair value of earnout liability	1,830	—
Impairment charges	—	32,894
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	7,140
Inventories	(2,048)	6,452
Income tax receivable	(288)	1,165
Prepaid expenses and other current assets	4,083	5,054
Operating lease right-of-use asset	1,323	2,453
Other noncurrent assets	351	(1,406)
Accounts payable and accrued expenses	(2,947)	(7,224)
Accrued payroll	3,195	(3,179)
Warranty reserve	2,197	2,443
Deferred revenue	(2,788)	(1,920)
Income tax payable	(27)	200
Operating lease liability	(1,779)	(2,493)
Net cash provided by (used in) operating activities	8,932	(86)
Cash flows from investing activities
Purchases of available-for-sale securities	(32,333)	(23,750)
Maturities of available-for-sale securities	20,500	10,500
Investment in intangible assets	(2,090)	(494)
Investment in property and equipment	(3,031)	(3,824)
Production and purchase of rental equipment	(8,833)	(16,391)
Proceeds from sale of former assets	272	149
Acquisition of business, net of cash acquired	—	(29,633)
Net cash used in investing activities	(25,515)	(63,443)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from financing activities
Proceeds from stock options exercised	—	384
Proceeds from employee stock purchases	811	1,094
Payment of employment taxes related to release of restricted stock	(286)	(504)
Net cash provided by financing activities	525	974
Effect of exchange rates on cash	(153)	149
Net decrease in cash, cash equivalents and restricted cash	(16,211)	(62,406)
Cash, cash equivalents and restricted cash, beginning of period	125,492	187,014
Cash, cash equivalents and restricted cash, end of period	$109,281	$124,608

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$348	$(738)
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	3,178
Property and equipment in accounts payable and accrued expenses	62	430

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology business that primarily develops, manufactures, and markets innovative portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company refers to as the delivery model. The tanks and cylinders must be delivered regularly and have a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company's proprietary Inogen One® and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen anytime, anywhere with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company's Inogen One and Inogen Rove systems reduce the patient's reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

The results of operations for the three and nine months ended September 30, 2024 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2024. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on March 1, 2024.

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

The Company considers investments with maturities greater than three months, but less than one year, to be marketable securities. Investments are reported at fair value with realized and unrealized gains or losses reported in other income (expense).

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Expected credit losses are declines in fair value that are not expected to recover and are charged to other income (expense).

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

The following table summarizes the allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of Physio-Assist:

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

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the three and nine months ended September 30, 2023 presents total revenue and net loss assuming the acquisition of Physio-Assist had occurred as of January 1, 2023.

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Total revenue	$84,680	$242,060
Net loss	$(45,321)	$(77,266)

4. Fair value measurements

Cash, cash equivalents, marketable securities and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of September 30, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$30,902	$—	$30,902	$30,902	$—	$—
Level 1:
Money market accounts	48,926	—	48,926	45,335	—	3,591

Level 2:
U.S. Treasury securities	22,151	298	22,449	7,476	14,973	—
Institutional Insured Liquidity Deposit Savings	21,977	—	21,977	21,977	—	—
Total	$123,956	$298	$124,254	$105,690	$14,973	$3,591

	As of December 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$12,611	$—	$12,611	$12,611	$—
Level 1:
Money market accounts	72,368	—	72,368	72,368	—

Level 2:
Corporate bonds	2,979	—	2,979	—	2,979
U.S. Treasury securities	19,252	136	19,388	19,388	—
Institutional Insured Liquidity Deposit Savings	21,125	—	21,125	21,125	—
Total	$128,335	$136	$128,471	$125,492	$2,979

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheet. The Company had related payables of $100 and $155 as of September 30, 2024 and December 31, 2023, respectively.

Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows:

	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	on marketable	comprehensive
	adjustments	securities	income
Balance as of December 31, 2023	$1,089	$136	$1,225
Other comprehensive income	333	161	494
Balance as of September 30, 2024	$1,422	$297	$1,719

Comprehensive income is the total net earnings and all other non-owner changes in equity.

Earnout liability

The Company has obligations to pay up to $13,000 in an earnout payment for the Physio-Assist acquisition in cash if certain future regulatory results are met. The earnout liability was valued using Level 3 inputs.

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2023	$10,000
Change in fair value	1,830
Balance as of September 30, 2024	$11,830

5. Balance sheet components

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
Net accounts receivable	2024	2023
Rental (1)	$5,460	$6,401
Business-to-business and other receivables (2)	28,773	35,840
Total net accounts receivable	$34,233	$42,241

(1)
Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.
(2)
Business-to-business receivables included extended terms for two customers: 1) one customer had a net accounts receivable balance of $5,055 and $8,639 as of September 30, 2024 and December 31, 2023, respectively; and 2) one customer had a net accounts receivable balance of $4,994 as of December 31, 2023. Each customer received extended payment terms through a direct financing plan offered.

The following table sets forth the accounts receivable allowances as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Allowances - accounts receivable	2024	2023
Doubtful accounts	$5,026	$2,341
Sales returns	506	479
Total allowances - accounts receivable	$5,532	$2,820

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company's total revenue for the three and nine months ended September 30, 2023. Two customers represented more than 10% of the Company’s net accounts receivable balance with net accounts receivable balances of $5,055 and $3,730, respectively, as of September 30, 2024 and $8,639 and $4,994, respectively, as of December 31, 2023.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 57.0% and 69.7% of rental revenue in the nine months ended September 30, 2024 and 2023, respectively, and based on total revenue were 9.6% and 13.7% for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,375 or 4.0% of total net accounts receivable as of September 30, 2024 compared to $2,059 or 4.9% of total net accounts receivable as of December 31, 2023.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2024, the Company’s three major vendors accounted for 20.9%, 19.2%, and 10.6%, respectively, of total raw material purchases. For the nine months ended September 30, 2023, the Company’s three major vendors accounted for 29.3%, 16.3%, and 9.1%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 76.3% and 76.9% of the non-U.S. revenue for the three months ended September 30, 2024 and 2023, respectively, were invoiced in Euros. Approximately 78.4% and 78.0% of the non-U.S. revenue for the nine months ended September 30, 2024 and 2023, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
U.S. revenue	$56,506	$58,354	$166,730	$171,887
Non-U.S. revenue	32,328	25,613	88,894	67,877
Total revenue	$88,834	$83,967	$255,624	$239,764

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving, or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,821 and $1,225 as of September 30, 2024 and December 31, 2023, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the nine months ended September 30, 2024 and 2023, $509 and $1,997, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2024	2023
Raw materials and work-in-progress	$17,870	$18,036
Finished goods	8,451	6,871
Less: reserves	(3,001)	(3,067)
Inventories, net	$23,320	$21,840

Property and equipment

Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,689 and $1,320 for the three months ended September 30, 2024 and 2023, respectively, and $4,890 and $3,873 for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Rental equipment	$3,247	$3,364	$9,554	$9,680
Other property and equipment	960	1,045	3,143	3,044
Total depreciation and amortization	$4,207	$4,409	$12,697	$12,724

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2024 and December 31, 2023, respectively.

	September 30,	December 31,
Property and equipment	2024	2023
Rental equipment, net of allowances of $3,181 and $2,606, respectively	$65,453	$67,804
Other property and equipment	25,760	30,357
Property and equipment	91,213	98,161

Accumulated depreciation
Rental equipment	32,054	31,023
Other property and equipment	12,561	16,822
Accumulated depreciation	44,615	47,845

Property and equipment, net
Rental equipment, net of allowances of $3,181 and $2,606, respectively	33,399	36,781
Other property and equipment	13,199	13,535
Property and equipment, net	$46,598	$50,316

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (ASC) 360 — Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. No impairments were recorded for the nine months ended September 30, 2024 and 2023.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

Balance as of December 31, 2023 (1)	$10,057
Translation adjustment	113
Balance as of September 30, 2024 (1)	$10,170

(1) Includes $32,894 of accumulated impairment losses as of September 30, 2024 and December 31, 2023.

Intangible assets

The following tables represent the changes in net carrying values of intangible assets as of the respective dates:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$33,677	$3,508	$30,169
Licenses	10	159	159	—
Patents and websites	5	4,518	4,482	36
Customer relationships	4	3,007	1,513	1,494
Trade name	4	209	54	155
Commercials	3	494	241	253
Internally developed software	3	2,090	435	1,655
Total		$44,154	$10,392	$33,762

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$33,303	$971	$32,332
Licenses	10	185	185	—
Patents and websites	5	4,518	4,429	89
Customer relationships	4	2,974	1,372	1,602
Trade name	4	206	15	191
Commercials	3	494	117	377
Total		$41,680	$7,089	$34,591

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2024
Remaining 3 months of 2024	$1,188
2025	4,717
2026	4,585
2027	4,048
2028	3,368
2029	3,368
Thereafter	12,488
$33,762

Current liabilities

Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$15,459	$13,454
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,263	10,054
Accrued purchasing card liability	—	2,197
Accrued loss on purchase commitments	1,723	2,057
Accrued franchise, sales and use taxes	457	472
Other accrued expenses	2,126	1,908
Total accounts payable and accrued expenses	$27,028	$30,142

Accrued payroll as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued bonuses	$5,201	$1,110
Accrued wages and other payroll related items	3,736	4,170
Accrued vacation	3,590	3,194
Accrued severance	1,667	2,284
Accrued employee stock purchase plan deductions	91	308
Total accrued payroll	$14,285	$11,066

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from 3 years to 11 years, some of which include options to extend the leases for up to 5 years. Rent expense, including short-term lease cost, was $1,132 and $1,008 for the three months ended September 30, 2024 and 2023, respectively, and $3,341 and $2,944 for the nine months ended September 30, 2024 and 2023, respectively.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party (Assignee) assumed the rights, title, and interest in the lease, including assumption of lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending September 30,
2025	$1,136
2026	1,136
2027	1,136
2028	1,136
2029	1,136
Thereafter	1,893
$7,573

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2024	2023
Cash paid for operating lease liabilities	$3,494	$3,016
Operating lease cost	3,298	2,923
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,566	1,997
Weighted average remaining lease term	3.3 years	1.9 years
Weighted average discount rate	5.6%	3.0%

Maturities of lease liabilities due in the 12-month period ending September 30,
2025	$3,325
2026	3,641
2027	3,637
2028	3,287
2029	3,089
Thereafter	5,038
22,017
Less imputed interest	(1,870)
Total lease liabilities	$20,147

Operating lease liability - current	$2,777
Operating lease liability - noncurrent	17,370
Total lease liabilities	$20,147

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator—basic and diluted:
Net loss	$(5,963)	$(45,719)	$(26,131)	$(75,894)

Denominator:
Weighted average common shares - basic common stock (1)	23,751,168	23,231,217	23,589,836	23,129,795
Weighted average common shares - diluted common stock	23,751,168	23,231,217	23,589,836	23,129,795

Net loss per share - basic common stock	$(0.25)	$(1.97)	$(1.11)	$(3.28)
Net loss per share - diluted common stock (2)	$(0.25)	$(1.97)	$(1.11)	$(3.28)

Denominator calculation from basic to diluted:
Weighted average common shares - basic common stock (1)	23,751,168	23,231,217	23,589,836	23,129,795
Stock options and other dilutive awards	764,761	149,236	620,943	301,309
Weighted average common shares - diluted common stock	24,515,929	23,380,453	24,210,779	23,431,104

Shares excluded from diluted weighted average shares:
Stock options	—	57,364	—	54,498
Restricted stock units and restricted stock awards	252,576	1,186,231	337,866	849,398
Shares excluded from diluted weighted average shares	252,576	1,243,595	337,866	903,896

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
(2)
Due to net losses for the three and nine months ended September 30, 2024 and September 30, 2023, diluted loss per share is the same as basic.

8. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2023, the Company recorded a full valuation allowance of $59,968. As of September 30, 2024, the Company continued to record a valuation allowance against its domestic deferred tax assets.

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

9. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of September 30, 2024, awards with respect to 309,330 shares of the Company’s common stock were outstanding.

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

As of September 30, 2024, awards with respect to 1,406,814 shares of the Company's common stock were outstanding, and 2,367,813 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

Pursuant to the Nasdaq inducement grant exception, during the nine months ended September 30, 2024, the Company issued 225,000 shares of common stock to a certain new hire issuable upon (i) the vesting of a maximum of 75,000 time-based restricted stock units granted, and (ii) the vesting of a maximum of 150,000 shares of performance-based restricted stock units granted to induce the employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock options

Options expired ten years from the date of grant and vest over one-year terms. The activity for stock options under the Company’s stock plans for the nine months ended September 30, 2024 is as follows:

Remaining
weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2023	20,000	$83.30	$83.30	0.36	$—
Forfeited	(10,000)	83.30	83.30
Expired	(10,000)	83.30	83.30
Outstanding as of September 30, 2024	—	—	—	—	—
Vested and exercisable as of September 30, 2024	—	—	—	—	—
Vested and expected to vest as of September 30, 2024	—	$—	$—	—	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0 and $735, respectively. As of September 30, 2024, all stock-based compensation expense for options granted under the 2014 and 2023 Plans was recognized.

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

Stock Awards activity for the nine months ended September 30, 2024 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2023	1,146,404	346,688	1,493,092	$14.67
Granted	857,447	587,768	1,445,215	7.23
Vested	(389,244)	—	(389,244)	18.03
Forfeited/canceled	(292,994)	(314,925)	(607,919)	14.26
Unvested restricted stock units as of September 30, 2024 (1)	1,321,613	619,531	1,941,144	$8.65
Unvested and expected to vest restricted stock units outstanding as of September 30, 2024			1,499,262	$8.69

(1) Outstanding restricted stock units are based on the maximum payout of the targeted number of shares.

As of September 30, 2024, the unrecognized compensation cost related to unvested employee restricted stock units was $9,289, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.8 years.

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

As of September 30, 2024, a total of 585,409 shares of common stock were available for sale pursuant to the ESPP.

The number of shares available for sale under the ESPP is increased annually on the first day of each fiscal year by an amount equal to the least of:

•
179,069 shares;
•
1.5% of the outstanding shares of the Company’s common stock on the last day of the Company’s immediately preceding fiscal year; or
•
such other amount as may be determined by the administrator.

For 2024, an additional 179,069 shares were added to the ESPP share reserve pursuant to the provision described above.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units and restricted stock awards	$1,362	$1,682	$5,367	$8,164
Employee stock purchase plan	112	97	337	320
Total stock-based compensation expense	$1,474	$1,779	$5,704	$8,484

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

For the three and nine months ended September 30, 2024 and 2023, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$123	$164	$448	$401
Research and development	68	358	453	1,192
Sales and marketing	363	(255)	1,221	1,177
General and administrative	920	1,512	3,582	5,714
Total stock-based compensation expense	$1,474	$1,779	$5,704	$8,484

10. Commitments and contingencies

Purchase obligations

The Company had approximately $60,800 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2024. The Company has $1,723 and $2,057 accrued within accounts payable and other accrued expenses in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine-month and twelve-month periods ended September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Product warranty liability at beginning of period	$23,478	$19,913
Accruals for warranties issued	8,562	9,843
Adjustments related to preexisting warranties (including changes in estimates)	986	5,014
Settlements made (in cash or in kind)	(7,351)	(11,292)
Product warranty liability at end of period	$25,675	$23,478

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the nine months ended September 30, 2024 was primarily driven by $3,964 of revenue recognized that were included in the deferred revenue balances as of December 31, 2023, partially offset by $1,442 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $10,793 and $13,315 as of September 30, 2024 and December 31, 2023, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheets.

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

11. Foreign currency exchange contracts and hedging

As of September 30, 2024 and September 30, 2023, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $51,810 and $0, respectively, and $10,414 and $1,613, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to two months. During the nine months ended September 30, 2024 and 2023, these contracts had, net of tax, an unrealized gain (loss) of $0 and an unrealized gain of $53.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2024, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the nine months ended September 30, 2023, there were no ineffective portions related to these hedges. As of September 30, 2024, the Company had no designated hedges and four non-designated hedges. As of September 30, 2023, the Company had three designated hedges and one non-designated hedge.

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
•
our ability to efficiently integrate Physio-Assist and our ability to obtain regulatory clearances and reimbursement in the U.S.;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 1, 2024, and our Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” and the Inogen design are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove,” “Inogen Rove 4” and “Inogen Rove 6” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Canada, Chile, China, Columbia, Ecuador, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Peru, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own pending application for the mark "Inogen" in Bermuda, Indonesia, Taiwan, Thailand, the UAE, and Vietnam. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registrations) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIO-ASSIST,” “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in European Union, France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, European Union, France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark SIMEOX in European Union, France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns trademark registrations in France for the marks “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo.

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
•
long-lived asset impairment.

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2024 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024.

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

For additional information on risk factors that could impact our results, please refer to the sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2024.

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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $3.5 million and $4.5 million in the three months ended September 30, 2024 and 2023, respectively, and $15.7 million and $14.1 million in the nine months ended September 30, 2024 and 2023, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We launched the Inogen® Rove 6TM, in December 2022 in the EU and UK. We have also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the Inogen® Rove 4TM, which we launched in October of this year. Inogen Rove 6 weighs 4.8 pounds and produces 1,260 ml per minute of oxygen output with very quiet operations at 37 dBA and long battery life at 6 hours and 15 minutes for a single battery and up to 12 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance to European Union medical device regulation (MDR) standards. The FDA clearance of Inogen Rove 6 was received June 30, 2023 and launched in the U.S. market in July 2023. Inogen Rove 4 weighs less than 3 pounds and delivers up to 840ml per minute of oxygen, in a lightweight user-friendly design. The product has three battery configurations providing up to 5 hours and 45 minutes of operation.

The Inogen Rove 6 is the first POC with an 8-year expected service life. The 8-year expected service life also extends to the Inogen Rove 4 and the Inogen One G5® systems. In 2019, we launched the Inogen One G5, which is similar to the product specifications of the Inogen Rove 6. We estimate that the Inogen Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

Inogen Connect, our connectivity platform on our Inogen One G4®, Inogen One G5, Inogen Rove 4 and Inogen Rove 6 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates.

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

Sales revenue

Our future financial performance will be driven primarily by the growth in sales of our POCs and our Simeox airway clearance, and, to a lesser extent, sales of batteries, other accessories, and our Inogen At Home stationary oxygen concentrators. We plan to grow our system sales in the coming years through multiple strategies including: improving sales force productivity, investing in consumer and physician awareness and advocacy through increased sales and marketing efforts, expanding our clinical evidence, expanding our sales infrastructure and efforts outside of the United States, expanding our business-to-business sales through key strategic partnerships, and enhancing our product offerings through additional product launches. While we believe HME providers are still in the process of converting their business model to a non-delivery model through the purchase of POCs, growth has been challenged due to HME restructuring efforts, lack of access to available credit, provider capital expenditure constraints, and risk of potential changes in reimbursement rates.

Our direct-to-consumer sales processes involve numerous interactions with the individual patient, their physician and the physician’s staff, and includes an in-depth analysis and review of our product, the patient’s diagnosis and prescribed oxygen therapy, including procuring an oxygen prescription. The patient may consider whether to finance the product through an Inogen-approved third party or purchase the equipment. Product is not deployed until both the prescription and payment are secured. Once a full system is deployed, the patient has 30 calendar days to return the product. Approximately 8-11% of consumers who purchase a system return the system during this 30-day return period.

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

We sold approximately 43,900 systems in the three months ended September 30, 2024 and 35,400 systems for the same period in 2023. We sold approximately 119,100 systems in the nine months ended September 30, 2024 and 96,400 for the same period in 2023. The increase in the current period was primarily due to the result of increased demand from resellers. We continue to focus on optimizing profitability in our direct-to-consumer channel by driving sales productivity.

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

Rental revenue decreased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due lower average reimbursement rates per patient resulting from the change in mix of payors toward private insurance from Medicare. Medicare reimbursement rates for oxygen therapy have increased annually each January as they are subject to Consumer Price Index adjustments. We plan to add new rental patients on service in future periods through multiple strategies, including investing in patient and physician awareness and advocacy, expanding clinical evidence, and securing additional insurance contracts.

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

We had approximately 51,400 and 51,900 oxygen rental patients as of September 30, 2024 and September 30, 2023, respectively. Management focuses on patients on service as a leading indicator of likely future rental revenue; however, actual rental revenue recognized is subject to a variety of other factors, including billable patients as a percentage of patients on service, reimbursement levels by payor, patient location, the number of capped patients, write-offs for uncollectible balances, and rental revenue adjustments.

Reimbursement

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans and Medicaid, for our rental revenue. For the three months ended September 30, 2024 and 2023, approximately 55.6% and 65.0%, respectively, and for the nine months ended September 30, 2024 and 2023, approximately 57.0% and 69.7%, respectively, of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. For additional discussion of our reliance on third-party reimbursement and the impact of the recent Medicare reimbursement proposals, see the discussion in the subsection entitled "Third-Party Reimbursement" in Item 1 of our Annual Report on Form 10-K and the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

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

We plan to continue to invest in research and development activities to stay at the forefront of patient preference in oxygen and respiratory therapy, including significant investments in clinical research. We continue to invest in our engineering and technology teams to support our new and enhanced product research and development efforts and manufacturing improvements. We will also focus research and development efforts on broadening our product portfolio.

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

Results of operations

Comparison of three months ended September 30, 2024 and 2023

Revenue

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$74,929	$67,973	$6,956	10.2%	84.3%	81.0%
Rental revenue	13,905	15,994	(2,089)	-13.1%	15.7%	19.0%
Total revenue	$88,834	$83,967	$4,867	5.8%	100.0%	100.0%

Sales revenue increased $7.0 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, an increase of 10.2% from the comparable period. The increase was primarily attributable to higher demand and new customers in domestic and international business-to-business sales. We sold approximately 43,900 oxygen systems during the three months ended September 30, 2024 compared to approximately 35,400 oxygen systems sold during the three months ended September 30, 2023, an increase of 24.0%.

Rental revenue decreased $2.1 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, or a decrease of 13.1% from the comparable period. The decrease in rental revenue was primarily related to higher mix of lower private-payor reimbursement rates.

	Three months ended
(amounts in thousands)	September 30,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$23,352	$17,288	$6,064	35.1%	26.3%	20.6%
Business-to-business international sales	32,328	25,613	6,715	26.2%	36.4%	30.5%
Direct-to-consumer domestic sales	19,249	25,072	(5,823)	-23.2%	21.6%	29.9%
Direct-to-consumer domestic rentals	13,905	15,994	(2,089)	-13.1%	15.7%	19.0%
Total revenue	$88,834	$83,967	$4,867	5.8%	100.0%	100.0%

Domestic business-to-business sales increased 35.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 26.2% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher demand. In the three months ended September 30, 2024, sales in Europe as a percentage of total international sales revenue increased to 85.7% versus 82.0% from the comparative period in 2023.

Domestic direct-to-consumer sales decreased 23.2% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by lower volume due to lower sales representative headcount versus the comparative period in 2023.

Domestic direct-to-consumer rentals decreased 13.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily related to higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$39,592	$42,708	$(3,116)	-7.3%	44.6%	50.9%
Cost of rental revenue	7,898	7,495	403	5.4%	8.9%	8.9%
Total cost of revenue	$47,490	$50,203	$(2,713)	-5.4%	53.5%	59.8%

Gross profit - sales revenue	$35,337	$25,265	$10,072	39.9%	39.7%	30.1%
Gross profit - rental revenue	6,007	8,499	(2,492)	-29.3%	6.8%	10.1%
Total gross profit	$41,344	$33,764	$7,580	22.4%	46.5%	40.2%

Gross margin percentage - sales revenue	47.2%	37.2%
Gross margin percentage- rental revenue	43.2%	53.1%
Total gross margin percentage	46.5%	40.2%

Cost of sales revenue decreased $3.1 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, a decrease of 7.3% from the comparable period, due primarily to lower premiums paid for raw material components. The third quarter of 2024 did not include premiums associated with open-market purchases of semiconductor chips used in our POCs compared to $3.3 million in the third quarter of 2023.

Cost of rental revenue increased $0.4 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, an increase of 5.4% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in service costs. Cost of rental revenue included $3.2 million of rental asset depreciation for the three months ended September 30, 2024 compared to $3.4 million for the three months ended September 30, 2023.

Gross margin on sales revenue increased to 47.2% for the three months ended September 30, 2024 from 37.2% for the three months ended September 30, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our POCs and adjustments in reserves, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 74.3% of total sales revenue in the three months ended September 30, 2024 versus 63.1% in the three months ended September 30, 2023.

Gross margin on rental revenue decreased to 43.2% for the three months ended September 30, 2024 from 53.1% for the three months ended September 30, 2023, primarily due to a higher mix shift of private-payor reimbursement, lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service, and higher service costs.

Research and development expense

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$3,518	$4,489	$(971)	-21.6%	4.0%	5.3%

Research and development expense decreased $1.0 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, a decrease of 21.6% from the comparable period. This decrease was due primarily to a $1.5 million decrease in product development costs and partially offset by a $0.7 million increase in amortization of intangible assets.

Sales and marketing expense

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$26,361	$26,091	$270	1.0%	29.7%	31.1%

Sales and marketing expense increased $0.3 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, an increase of 1.0% from the comparable period. This was primarily due to increases of $1.8 million in personnel-related expenses and $1.6 million in media and advertising costs, partially offset by a decrease of $2.6 million in consulting fees and $0.8 million in dues, fees and licenses. In the three months ended September 30, 2024, we spent $8.2 million in media and advertising costs versus $6.6 million in the comparative period in 2023.

General and administrative expense

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$19,257	$17,011	$2,246	13.2%	21.7%	20.3%

General and administrative expense increased $2.2 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, an increase of 13.2% from the comparable period, primarily due to an increase of $1.6 million in personnel-related expenses, $1.3 million in bad debt expense and $0.7 million in the change in fair value of the earnout liability, partially offset by a decrease of $1.4 million in restructuring-related costs and $0.8 million in acquisition-related expenses.

Impairment charges

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Goodwill impairment	$—	$32,894	$(32,894)	-100.0%	0.0%	39.2%

Impairment charges for the three months ended September 30, 2023 was a result from a drop in our public stock price, which resulted in impairment charges to goodwill.

Other income, net

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$1,041	$1,801	$(760)	-42.2%	1.1%	2.2%
Other income (expense), net	687	(398)	1,085	272.6%	0.8%	-0.5%
Total other income, net	$1,728	$1,403	$325	23.2%	1.9%	1.7%

Total other income, net increased $0.3 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, an increase of 23.2% from the comparable period.

Income tax expense (benefit)

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(101)	$401	$(502)	-125.2%	-0.1%	0.5%
Effective income tax rate	1.7%	-0.9%

Income tax expense (benefit) decreased $0.5 million for the three months ended September 30, 2024 from the three months ended September 30, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023, primarily due to foreign taxes.

Net loss

	Three months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(5,963)	$(45,719)	$39,756	87.0%	-6.7%	-54.4%

Net loss decreased $39.8 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, or a decrease of 87.0% from the comparable period. The decrease in net loss was primarily related to lower goodwill impairment and material cost premiums, partially offset by an increase in sales revenue.

Comparison of nine months ended September 30, 2024 and 2023

Revenue

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$212,449	$192,203	$20,246	10.5%	83.1%	80.2%
Rental revenue	43,175	47,561	(4,386)	-9.2%	16.9%	19.8%
Total revenue	$255,624	$239,764	$15,860	6.6%	100.0%	100.0%

Sales revenue increased $20.2 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, an increase of 10.5% from the comparable period. The increase was primarily attributable to higher international and domestic business-to-business sales. We sold approximately 119,100 oxygen systems during the nine months ended September 30, 2024 compared to approximately 96,400 oxygen systems sold during the nine months ended September 30, 2023, an increase of 23.5%.

Rental revenue decreased $4.4 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, or a decrease of 9.2% from the comparable period. The decrease in rental revenue was primarily related to higher mix of lower private-payor reimbursement rates.

	Nine months ended
(amounts in thousands)	September 30,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$61,158	$48,145	$13,013	27.0%	23.9%	20.1%
Business-to-business international sales	88,894	67,877	21,017	31.0%	34.8%	28.3%
Direct-to-consumer domestic sales	62,397	76,181	(13,784)	-18.1%	24.4%	31.8%
Direct-to-consumer domestic rentals	43,175	47,561	(4,386)	-9.2%	16.9%	19.8%
Total revenue	$255,624	$239,764	$15,860	6.6%	100.0%	100.0%

Domestic business-to-business sales increased 27.0% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 31.0% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in demand from our partners in Europe and new customers. In the nine months ended September 30, 2024, sales in Europe as a percentage of total international sales revenue slightly increased to 86.8% versus 85.2% from the comparative period in 2023.

Domestic direct-to-consumer sales decreased 18.1% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices versus the comparative period in 2023.

Domestic direct-to-consumer rentals decreased 9.2% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$113,156	$118,700	$(5,544)	-4.7%	44.3%	49.5%
Cost of rental revenue	24,016	22,523	1,493	6.6%	9.4%	9.4%
Total cost of revenue	$137,172	$141,223	$(4,051)	-2.9%	53.7%	58.9%

Gross profit - sales revenue	$99,293	$73,503	$25,790	35.1%	38.8%	30.7%
Gross profit - rental revenue	19,159	25,038	(5,879)	-23.5%	7.5%	10.4%
Total gross profit	$118,452	$98,541	$19,911	20.2%	46.3%	41.1%

Gross margin percentage - sales revenue	46.7%	38.2%
Gross margin percentage- rental revenue	44.4%	52.6%
Total gross margin percentage	46.3%	41.1%

Cost of sales revenue decreased $5.5 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, a decrease of 4.7% from the comparable period, due primarily to lower premiums paid for raw material components, partially offset by an increase in the number of systems sold. The first nine months of 2024 included less than $0.1 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $11.3 million in the first nine months of 2023.

Cost of rental revenue increased $1.5 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, an increase of 6.6% from the comparable period. The increase in cost of rental revenue was primarily attributable to an increase in service costs. Cost of rental revenue included $9.6 million of rental asset depreciation for the nine months ended September 30, 2024 compared to $9.7 million for the nine months ended September 30, 2023.

Gross margin on sales revenue increased to 46.7% for the nine months ended September 30, 2024 from 38.2% for the nine months ended September 30, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our POCs, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 70.6% of total sales revenue in the nine months ended September 30, 2024 versus 60.4% in the nine months ended September 30, 2023.

Gross margin on rental revenue decreased to 44.4% for the nine months ended September 30, 2024 from 52.6% for the nine months ended September 30, 2023, primarily due to a higher mix shift of private-payor reimbursement, lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service, and higher service costs.

Research and development expense

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$15,712	$14,126	$1,586	11.2%	6.1%	5.9%

Research and development expense increased $1.6 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, an increase of 11.2% from the comparable period. This was due primarily to a $2.3 million increase in amortization of intangible assets related to the Physio-Assist acquisition, partially offset by a $0.9 million decrease in product development costs.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$78,914	$81,438	$(2,524)	-3.1%	30.9%	34.0%

Sales and marketing expense decreased $2.5 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, a decrease of 3.1% from the comparable period. This was primarily due to decreases of $6.2 million in consulting fees, $2.3 million in dues, fees and licenses, and $1.3 million in credit card and financing fees, partially offset by an increase of $5.5 million in media and advertising costs, $0.7 million in travel costs, and $0.5 million in personnel-related expenses. In the nine months ended September 30, 2024, we spent $25.2 million in media and advertising costs versus $19.7 million in the comparative period in 2023.

General and administrative expense

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$54,956	$50,487	$4,469	8.9%	21.5%	21.1%

General and administrative expense increased $4.5 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, an increase of 8.9% from the comparable period, primarily due to $3.0 million in personnel-related expenses, $2.2 million in bad debt expense, $1.8 million in the change in fair value of the earnout liability, and $1.0 million in dues, fees and licenses. These increases were partially offset by decreases of $3.4 million in restructuring-related costs and $1.2 million in acquisition-related expenses.

Impairment charges

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Goodwill impairment	$—	$32,894	$(32,894)	-100.0%	0.0%	13.7%

Impairment charges for the nine months ended September 30, 2023 was a result from a drop in our public stock price, which resulted in impairment charges to goodwill.

Other income, net

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$3,777	$4,972	$(1,195)	-24.0%	1.5%	2.1%
Other income, net	964	176	788	447.7%	0.4%	0.0%
Total other income, net	$4,741	$5,148	$(407)	-7.9%	1.9%	2.1%

Total other income, net decreased $0.4 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, a decrease of 7.9% from the comparable period.

Income tax expense (benefit)

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(258)	$638	$(896)	-140.4%	-0.1%	0.3%
Effective income tax rate	1.0%	-0.8%

Income tax expense (benefit) decreased $0.9 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023, primarily due to foreign taxes.

Net loss

	Nine months ended
	September 30,		Change 2024 vs. 2023		% of Revenue
(amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(26,131)	$(75,894)	$49,763	65.6%	-10.2%	-31.7%

Net loss decreased $49.8 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, or a decrease of 65.6% from the comparable period. The decrease in net loss was primarily related to lower goodwill impairment and material cost premiums, partially offset by an increase in sales revenue.

Liquidity and capital resources

As of September 30, 2024, we had cash and cash equivalents of $105.7 million, which consisted of highly liquid investments with a maturity of three months or less. In addition, we held marketable securities of $15.0 million, which had maturities of greater than three months. For the nine months ended September 30, 2024 and 2023, we received $0.8 million and $1.5 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

Our principal use of our funds for liquidity and capital resources in the nine months ended September 30, 2024 consisted of cash used in investing activities of $14.0 million for additional rental equipment, other property, plant and equipment and intangible assets and $11.8 million for net purchases of marketable securities, partially offset by cash provided by operating activities of $8.9 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2024 vs. 2023
Summary of consolidated cash flows	2024	2023	$	%
Cash provided by (used in) operating activities	$8,932	$(86)	$9,018	10486.0%
Cash used in investing activities	(25,515)	(63,443)	37,928	59.8%
Cash provided by financing activities	525	974	(449)	-46.1%
Effect of exchange rates on cash	(153)	149	(302)	-202.7%
Net decrease in cash and cash equivalents	$(16,211)	$(62,406)	$46,195	-74.0%

(amounts in thousands)	September 30,	December 31,
Summary of working capital	2024	2023
Total current assets	$192,554	$207,067
Total current liabilities	72,396	72,496
Net working capital	$120,158	$134,571

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the nine months ended September 30, 2024 consisted primarily of non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $15.9 million, provision for sales returns and doubtful accounts of $9.4 million, stock-based compensation expense of $5.7 million, net loss on disposal of rental assets and other assets of $3.1 million, and change in fair value of earnout liability of $1.8 million, partially offset by our net loss of $26.1 million. The net changes in operating assets and liabilities resulted in net cash provided of $0.1 million.

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

For the nine months ended September 30, 2024, we invested $32.3 million in the purchase of marketable securities, $11.9 million in the production and purchase of rental assets and other property and equipment, and $2.1 million in intangible assets, partially offset by $20.5 million we received from maturities of marketable securities.

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

We expend significant manufacturing and production expense in connection with the development and production of our oxygen concentrator and other respiratory care products and, in connection with our rental business, we incur expense in the deployment and maintenance of rental equipment to our patients. Investments will continue to be required in order to grow our sales and rental revenue and continue to supply and replace rental equipment to our rental patients on service.

Financing activities

Historically, we have funded our operations through our sales and rental revenue and the issuance of preferred and common stock.

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $0.8 million from the proceeds received from purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock units of $0.3 million.

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $1.5 million from the proceeds received from stock options that were exercised and purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock awards and restricted stock units of $0.5 million.

Sources of funds

Our net cash provided by operating activities in the nine months ended September 30, 2024 was $8.9 million compared to net cash used in operating activities of $0.1 million in the nine months ended September 30, 2023. As of September 30, 2024, we had cash and cash equivalents of $105.7 million and marketable securities of $15.0 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2024	2023	2024	2023
Net loss (GAAP)	$(5,963)	$(45,719)	$(26,131)	$(75,894)
Non-GAAP adjustments:
Interest income, net	(1,041)	(1,801)	(3,777)	(4,972)
Provision (benefit) for income taxes	(101)	401	(258)	638
Depreciation and amortization	5,314	4,614	15,924	13,008
EBITDA (non-GAAP)	(1,791)	(42,505)	(14,242)	(67,220)
Stock-based compensation	1,474	1,779	5,704	8,484
Acquisition-related expenses	127	960	784	1,981
Restructuring-related and other charges	—	1,416	—	3,426
Impairment charges	—	32,894	—	32,894
Change in fair value of earnout liability	650	—	1,830	—
Adjusted EBITDA (non-GAAP)	$460	$(5,456)	$(5,924)	$(20,435)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2024 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $7.0 million decline in revenue for the nine months ended September 30, 2024. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income, net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash, cash equivalents and restricted cash of $105.7 million as of September 30, 2024, which consisted of highly liquid investments with a maturity of three months or less, and $15.0 million of marketable securities with maturity dates of greater than three months. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2024 and September 30, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the nine months ended September 30, 2024 or September 30, 2023.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 8, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 1, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Transition Agreement and Release by and between the Company and Jason M. Somer, dated July 26, 2024	8-K	10.1	07/31/24

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	November 8, 2024	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 8, 2024	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)