Form 10-K
period 2024-12-31
Inogen Inc
filed 2025-02-28
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market, was approximately $192.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 21, 2025 was 26,529,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

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
•
our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services, or CMS, changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;
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
•
the ability of our competitors to introduce products to the market that may be lower priced than ours, may have more product features than ours, or are otherwise more accepted by the market, including our home medical equipment providers;
•
our ability to attract key talent to the Company, and to retain key employees;
•
our ability to efficiently integrate Physio-Assist and our ability to obtain reimbursement coverage for the Physio-Assist products in the U.S.;
•
expectations with respect to market share, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, and potential growth opportunities;
•
our expectations regarding the market size, market growth, and the growth potential for our business;
•
our ability to grow our business and enter new markets;
•
our expectations regarding the average selling prices and manufacturing costs of our products and our ongoing efforts to reduce average unit costs for our systems;
•
our expectations regarding the productivity of our sales and marketing teams;
•
our expectations with respect to our European and U.S. facilities and our expectations with respect to our contract manufacturer in Europe;
•
our expectations, and changing regulations regarding tariffs that are or may be imposed by the U.S. on certain imported materials and products;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove 4,” “Inogen Rove 6,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, and Uruguay. We own pending applications for the mark “Inogen” in Indonesia, Taiwan, Thailand, the UAE and Vietnam. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” “SIMEOX PRO,” “HOME SIMEOX,” “SIMESOFT,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Europe (European Union Registration), France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Argentina, Canada, Colombia, Mexico, Norway, and Switzerland. Physio-Assist owns trademark registrations in France for the marks “PHYSIOASSIST,” “SIMESOFT,” “SIMEOX,” “HOME SIMEOX,” “SIMEOX PRO,” “PHYSIOWEB,” “PHYSIODATA,” “PHYSIOSERVICES,” the Physio-Assist logo, and the Pissenlit logo.

In this Annual Report on Form 10-K, “the Company”, “we,” “us,” and “our” refer to Inogen, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

Inogen, Inc. is a medical technology business that primarily focuses on respiratory health. We develop, manufacture, and market innovative respiratory health products, including portable oxygen concentrators, or POCs, used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions and the Simeox® product for airway clearance treatment. Our proprietary Inogen One® and Inogen Rove® systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, seven days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used concomitantly with stationary oxygen concentrators and oxygen compressed gas tanks, our POCs are designed to reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility. Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients with bronchiectasis, which is a condition that presents as the lung's bronchi are damaged and widened in patients with cystic fibrosis, chronic obstructive pulmonary disease, or other chronic respiratory diseases.

Corporate history

We were incorporated in Delaware on November 27, 2001. On February 14, 2014, we completed an initial public offering of common stock and began trading on the Nasdaq Global Select Market, trading under the ticker symbol “INGN”.

We incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V., or MedSupport, and began operating under the name Inogen Europe B.V. We merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. We completed the acquisition of New Aera, Inc., or New Aera, on August 9, 2019. On September 14, 2023, we completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist SAS, or Physio-Assist, and its wholly-owned subsidiary PhysioAssist GmbH.

The market

Chronic obstructive pulmonary disease

We are focused on oxygen therapy and other opportunities in the global respiratory care market. We believe that our portable oxygen therapy solutions can help patients with chronic respiratory conditions, including patients with chronic obstructive pulmonary disease, or COPD.

COPD is a group of lung diseases including chronic bronchitis and emphysema. The main cause of COPD is smoking, but other factors like air pollution, secondhand smoke and dust, as well as fumes and chemicals can cause COPD. There is currently no cure for COPD, and it is a progressive and debilitating disease that is characterized by a gradual loss of lung function and airflow limitation that is not fully reversible. The symptoms of COPD can range from chronic cough and sputum production to insufficient levels of oxygen in the blood and severe shortness of breath.

COPD has a huge impact on patients and the healthcare system. According to a report published by the Forum of International Respiratory Societies in 2022, an estimated 200 million people in the world have COPD. The Centers for Disease Control and Prevention, or CDC, in the United States estimates that prevalence of COPD among adults 18 years or older was approximately 6.1% based on CDC data of age-adjusted prevalence of COPD from 2011 to 2021. COPD is a major cause of disability and the sixth leading cause of death according to the CDC. In terms of economic impact, the total economic cost from COPD in the United States was projected to be approximately $49 billion in 2020 with close to 925,000 COPD emergency department visits in 2020.

A peer-reviewed article in the New England Journal of Medicine has stated that long-term oxygen therapy has been shown to help COPD patients who have severely low blood oxygen or hypoxemia. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner. Over time it can lead to a lack of oxygen in organs and tissues, known as hypoxia, and acute respiratory failure. As COPD progresses into later stages, patients may need long-term oxygen therapy as part of their treatment. Other diseases including cystic fibrosis or congestive heart failure may lead to lower oxygen in the bloodstream and may also benefit from long-term oxygen therapy.

Oxygen therapy

Inogen created its first POCs with a goal of creating products that allow patients the chance to remain ambulatory while managing the impact of their disease. Traditionally, oxygen patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which we refer to as the delivery model. The tanks and cylinders must be delivered regularly and contain a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators to enable mobility within their homes.

We believe the following factors have hindered the market acceptance of POCs:

•
to obtain POCs, many patients are dependent on home medical equipment providers, which may have significant investments in the physical distribution infrastructure to support the delivery model for stationary devices and therefore may be disincentivized to encourage adoption of POCs;
•
home medical equipment providers cannot easily convert their businesses to non-delivery models in oxygen due to low total reimbursement for oxygen therapy, capital expenditure constraints, investments that are spread across multiple product lines, and uncertainty around reimbursement rate changes;
•
due to the nature of the capped reimbursement structure, patients' lack of ability to use their insurance benefits to switch from oxygen tanks or liquid deliveries to POCs; and
•
constrained manufacturing costs of conventional POCs, driven by home medical equipment provider preference for products that have lower upfront equipment cost.

Bronchiectasis

We expanded our addressable market opportunity into the bronchiectasis market with the acquisition of Physio-Assist in September 2023. Physio-Assist developed and manufactures Simeox, a technology-enabled airway clearance device with a proven efficacy and safety profile. Simeox has been on the market in Europe and several other markets since prior to the acquisition and was cleared in December 2024 by the FDA for use in the United States. The device is used to treat a condition in the lungs known as bronchiectasis, where the lung’s bronchi become damaged and widened. Bronchiectasis is often present in cystic fibrosis and COPD patients. Simeox is used in pulmonary rehabilitation centers, as well as by patients at home. Simeox has expanded our product offering to serve COPD and other chronic respiratory disease patients who suffer from bronchiectasis with an innovative, non-invasive, and next generation airway clearance solution.

We believe that Inogen can potentially access a large growing bronchiectasis market opportunity in the U.S. following receipt of 510(k) clearance for the Simeox 200 device in December 2024. We intend to commercialize Simeox through the purchase of the product initially, followed by recurring sales of device disposables. We will begin efforts to obtain reimbursement coverage in the first quarter of 2025 for the Simeox product in the U.S.

Business strategy

We believe there is an opportunity to grow portable oxygen therapy usage and develop the market further to help patients with chronic conditions breathe better and help providers improve patient outcomes. Our strategy for expanding our business and growing the market includes:

1.
Grow our core business. We believe we have an opportunity to drive penetration of POC-based oxygen therapy versus other oxygen therapy modalities. We also believe that we have the opportunity to grow by expanding the countries and regions where our products are marketed and sold.
2.
Enhance our business through innovation. We are committed to the ongoing innovation to meet the needs of patients, providers, and our business-to-business partners to manage lower blood oxygen and shortness-of-breath associated with COPD and other chronic conditions.
3.
Support adoption of Inogen products through clinical evidence and key opinion leaders' advocacy. We believe that we can develop the market and expand growth opportunities by educating providers and generating clinical evidence. Our clinical approach involves investing in clinical studies and engaging with key opinion leaders, or KOLs, through our Scientific Advisory Board. The KOLs are focused on advocating for the right therapy for patients and changing the behavior of prescribers.

Our products

Our Inogen One and Inogen Rove portable oxygen systems provide patients who require long-term oxygen therapy with a reliable, lightweight solution that we believe allows patients the chance to remain ambulatory while managing the impact of their disease and eliminates dependence on both oxygen tanks and cylinders. We have created a market leading portfolio of POCs.

POC product features

We market our current portable product offerings, the Inogen Rove and Inogen One systems, as ambulatory solutions for long-term oxygen therapy. The Inogen® Rove 4™ can operate up to 96 months when used for up to five hours per day, and the Inogen® Rove 6™ and the Inogen One G5® can operate up to 96 months when used for up to eight hours per day. The Inogen One G4® can operate up to 60 months when used for up to eleven hours per day. Servicing of sieve beds, filters, and accessories can be performed by patients themselves for all of our current portable product offerings. The technology in our Inogen One and Inogen Rove systems are effective for nocturnal use.

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

We have also launched Inogen Connect, a wireless connectivity platform for the Inogen One G4, Inogen One G5, Inogen Rove 4 and Inogen Rove 6 consisting of a front-end mobile application for use by long-term oxygen therapy users and a back-end database portal for use by homecare providers. The Inogen Connect application, or app, is compatible with Apple and Android platforms and includes patient features such as oxygen purity status, battery run time, product support functions, notification alerts, and remote software updates. We believe features of the back-end database portal such as remote troubleshooting, equipment health checks, and a location tracker will drive operational efficiencies for home oxygen providers and lower the total cost of servicing oxygen therapy patients.

We released our latest portable oxygen concentrator, Rove 4, in the U.S. and European Union in October 2024. The Inogen Rove 4 is among the lightest products on the market and has among the highest oxygen production capabilities. The performance parameters around our systems allow us to serve ambulatory long-term oxygen patients based on their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

Stationary oxygen concentrator

We market our own 5-liter stationary oxygen concentrator, the Inogen At Home, capable of delivering continuous flow of oxygen for the patients who require it. The Inogen At Home is one of the smaller, quieter and lower weight devices in this category. We also supply lower cost third-party manufactured stationary concentrators to our rental patients who require secondary sources of oxygen as a part of their CMS contract or to meet other clinical or payor requirements.

Airway clearance

We added Simeox, an airway clearance device, to our portfolio through the acquisition of Physio-Assist in September 2023. Simeox has been commercialized in Europe and several other markets for several years and was recently cleared by the FDA for use in the United States in December 2024. Simeox uses an innovative technology of oscillating negative pressure to liquify mucus in the bronchi and help patients evacuate it by coughing and/or leveraging postural drainage. A particular advantage of this technology is that it can be used by patients capable of generating productive cough, regardless of the body size, chest wall abnormalities or back pains. The efficacy and safety of Simeox has been demonstrated in 10 clinical trials. It is marketed in Europe under EU Medical Devices Directive 93/42/EEC, or MDD, regulations.

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies, including consumer advertising, an inside sales staff, and a physician referral model. Of the $218.5 million of our 2024 revenue derived from the United States, approximately 38.2% represented sales to traditional home medical equipment providers, distributors (including our private label collaborator) and resellers, 35.7% represented direct-to-consumer sales, and 26.1% represented direct-to-consumer rentals.

We believe we were the first oxygen therapy manufacturer to employ a direct-to-consumer marketing strategy, meaning we advertise directly to patients, process their physician paperwork, and provide clinical support as needed. While other manufacturers have also begun direct-to-consumer marketing campaigns to drive patient sales, we believe we are the only manufacturer of POCs that employs a direct-to-consumer rental strategy in the United States, meaning we bill Medicare or insurance on the patient's behalf. To pursue a direct-to-consumer rental strategy, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges as well as compete with the home medical equipment providers to whom many of our manufacturing competitors sell across their entire homecare businesses.

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen One, Inogen Rove and Inogen At Home systems among patients, physicians and other clinicians, and third-party payors.

Our direct-to-consumer rental marketing efforts are focused on informing prescribers of the benefits of our products in order to serve patients earlier at the point of diagnosis and prescription while capturing a higher proportion of the life-time value of prescribed oxygen therapy. Our prescriber sales team is focused on accelerating the rental growth and building relationships with prescribers. We believe that these efforts are complementary with our focus on generating clinical evidence in the future and will increase our ability to further expand and develop the market.

Patients who choose to use their Medicare or private insurance benefits typically rent our systems. Those who purchase our products outright are typically patients who are not eligible to use their insurance benefits due to their capped rental status or exercise their personal preferences. Our ability to rent to Medicare patients directly, bill Medicare and other third-party payors on their behalf, and service patients in their homes requires that we hold a valid Medicare supplier number, are accredited by an independent agency approved by Medicare, and comply with the different licensure and process requirements in the 50 states in which we serve patients.

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

We work with private payors to become an in-network provider of oxygen therapy solutions where possible, which we expect will reduce patient co-insurance amounts associated with using our products. We believe that additional in-network associations will result in both increased conversion of our initial leads, as well as direct referrals from insurance companies in some cases.

We also sell to resellers and traditional homecare providers in the United States that choose to deploy our products to long-term oxygen therapy patients either through insurance reimbursement or retail. These customers market the benefits of our products to oxygen therapy patients through consumer advertising and/or retail locations or to physicians through field-based prescriber sales representatives.

We believe that in addition to the marketing efforts employed by our business customers, our own direct-to-consumer marketing efforts in the United States result in patient interest that our business customers field. In addition to generating consumer demand, we believe our products can create value for our business partners by either creating a retail sale opportunity for them or by reducing the need for costly home deliveries associated with the delivery model for oxygen tanks.

As of December 31, 2024, we employed 356 people in the United States and Europe in our Sales and Marketing organization.

International

Approximately 34.9% of our total revenue was from outside the United States in 2024. We sell through distributors, resellers, and home medical equipment providers in certain markets within Europe and several other markets. To date, we have sold our products in a total of 65 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. For international sales, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2024, we had 333 people located in the United States who focused on selling our products and providing service and support to distributors and house accounts worldwide and 23 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No single international customer and no single foreign country represented more than 10% of our total revenue in 2024, 2023 or 2022.

Our wholly-owned subsidiary, Inogen Europe B.V. operates a European customer support site in the Netherlands. This site offers multi-lingual customer service and sales support to improve our European customer support at lower cost. Also, in support of our European operations, we produce our Inogen Rove 6 concentrators and perform related repair activities using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to efficiently service our European customers. Physio-Assist sells its Simeox product throughout Europe and several other markets and manufactures the product in its Montpelier, France location.

Concentration of customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers on a primarily prepayment basis. One customer represented more than 10% of our net accounts receivable balance with a net accounts receivable balance of $3.3 million as of December 31, 2024. One customer represented more than 10% of our financing receivable balance with a balance of $6.5 million as of December 31, 2024. Two customers each represented more than 10% of our net accounts receivable balance with net accounts receivable balances of $8.6 million and $5.0 million, respectively, as of December 31, 2023.

We rent products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 56.3%, 67.7% and 77.0% of rental revenue in 2024, 2023 and 2022, respectively, and accounted for 9.5%, 13.7% and 11.6% of total revenue for 2024, 2023 and 2022, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $1.1 million or 3.7% of total net accounts receivable as of December 31, 2024 compared to $2.1 million, or 4.9%, of total accounts receivable as of December 31, 2023.

Customer support

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2024, we had a dedicated customer service team that was trained on our products, a clinical support team made up of licensed nurses or respiratory therapists, a patient intake team, an order intake team, and a dedicated billing services team. We provide our patients with a dedicated 24/7 hotline, allowing direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff is on call 24/7 and available to patients whenever needed by the patient or the customer service representative. Our rental intake staff supports patients who wish to use their rental insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, and safety with our products.

Third-party reimbursement

As a provider of home oxygen, Inogen participates in the Medicare Part B, Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. For our rental revenue, we rely significantly on reimbursement from Medicare and private payors. Medicare reimbursement has historically been based on fixed fee schedules. In cases where we rent our long-term oxygen therapy solutions directly to patients, we bill third-party payors, such as Medicare or private insurance, for monthly rentals on behalf of our patients. We process and coordinate all physician paperwork necessary for reimbursement of our solutions. Our sales and rental intake teams are trained on how to verify benefits, review medical records and process physician paperwork. Additionally, an independent internal review is performed, and our products are not deployed until after physician paperwork is processed and reimbursement eligibility is verified and communicated to the patient.

We have contracts with Medicaid, Medicare Advantage, government and private payors that qualify us as an in-network provider for these payors. As a result, many patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We rely significantly on reimbursement from Medicare, Medicaid and private payors, including Medicare Advantage plans and patients for our rental revenue. For the year ended December 31, 2024, approximately 56.3% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the year ended December 31, 2024 and 13.7% of our total revenue in the year ended December 31, 2023.

For additional discussion of the impact of Medicare on our business, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our oxygen concentrator systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, and concentrators were brought in-house in order to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high-volume products and perform product repairs to improve delivery to our European accounts. We typically enter into master service agreements with our major vendors for these components that specify supply requirements, quality and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We expect to maintain our assembly operations for our products at our facility in Plano, Texas. We also manufacture the Simeox device in a leased facility in Montpelier, France.

We use lean manufacturing practices to maximize manufacturing efficiency and eliminate waste. We rely on third-party manufacturers to supply components of our products. We have elected to source certain key components from single sources of supply where we deem it appropriate. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption. In order to help mitigate against the risks related to a single source of supply, for certain components, we have initiated second sourcing initiatives to qualify alternative suppliers and develop contingency plans for responding to disruptions. This initiative has also resulted in reduced component costs. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “Reduction or interruption in our supply of components and products may adversely affect our manufacturing operations and related product sales."

We currently manufacture our oxygen concentrators in a leased building in Plano, Texas and have a design facility at our Corporate Headquarters in Goleta, California, that we have registered with the Food and Drug Administration, or FDA, and maintain a Quality Management system for which we have obtained International Standards Organization, or ISO, 13485 certification. We also manufacture the Simeox device in a leased facility in Montpelier, France.

Our entire organization is responsible for quality management. Our Quality Assurance and Regulatory Affairs departments oversee quality management by tracking component, device and organization performance and by training team members outside the Quality Assurance and Regulatory Affairs departments to become competent users of our Quality Management system. By measuring component performance, communicating daily with the production group and our suppliers, and reviewing customer complaints, our Quality Assurance department, through the use of our corrective action program, drives and documents continuous performance improvement of our suppliers and internal departments. Our Regulatory Affairs department also trains internal quality auditors to audit our adherence to the Quality Management system. Our Quality Management system has been certified to ISO 13485:2016 by BSI, a notified body. In addition, we continue to operate the quality management system of Physio Assist as we move to fully integrate the systems, with its system also certified to ISO 13485:2016 by IMQ, its notified body.

As of December 31, 2024, we had 187 employees in operations, manufacturing, quality assurance, manufacturing engineering and repair in the United States.

Research and development

We are committed to ongoing research and development to stay at the forefront of the respiratory market. We use a combination of research and development staff along with third party resources to develop our products. As of December 31, 2024, our research and development staff included 28 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, digital health, and manufacturing automation. The team is augmented with expertise and resources of our third-party partners specialized in medical device development. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing the total cost of ownership of our products, as well as developing our next-generation oxygen concentrators and further developing the Simeox product line. We have leveraged our 87 issued patents and intend to continue to seek ways to innovate to develop products and functionality improvements that enhance patient quality of life and to reduce costs through manufacturing and design improvements.

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

Our significant manufacturing competitors are Caire Medical (a subsidiary of NGK Spark Plug), DeVilbiss Healthcare (a subsidiary of Drive Medical), O2 Concepts, Precision Medical, Gas Control Equipment (a subsidiary of Colfax), Nidek Medical, 3B Medical, SysMed, iRhythm Technologies, Inc., and Belluscura. Respironics (a subsidiary of Koninklijke Philips N.V.) announced in early 2024 that it was leaving the U.S. portable oxygen concentrator market until further regulatory assessments but continues to have product in the market. This is not an exhaustive list of competitors. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

Government regulation

Inogen's products, including the Inogen One and Rove systems, Inogen At Home systems, Simeox, and related accessories, are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution and post marketed safety reporting.

FDA’s classification of medical devices and pre-market clearance and approval requirements

FDA classifies medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Most Class I devices and some Class II devices are exempt from pre-market review requirements. Class I devices are subject to the “general controls” of the Food, Drug, and Cosmetic Act, or FDCA, which include establishment registration and device listing, quality system requirements, labeling requirements, medical device reporting, and reporting of corrections and removals. Most Class II devices and some Class I devices require FDA clearance of a 510(k) pre-market notification prior to marketing. In addition to the general controls, Class II devices are subject to “special controls,” such as performance standards and guidance documents, as identified in the classification regulation for the device type. Class III devices require FDA approval of a pre-market approval application, or PMA, demonstrating reasonable assurance of safety and effectiveness of the device, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Class III devices are subject to the general controls and any conditions of approval in the PMA approval order, which can include post-market study requirements. Novel devices that have not been classified are automatically classified into Class III. For such devices that are low-to moderate-risk, the manufacturer can submit a De Novo classification request to classify the device into Class I or Class II.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a legally marketed predicate device. By law, FDA is supposed to make a decision on a 510(k) within 90 calendar days of accepting the submission for review; however, as a practical matter, clearance often takes significantly longer. The FDA must accept the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a legally marketed predicate device, the FDA will issue a not substantially equivalent, or NSE, order. For a device that is the subject of an NSE, marketing authorization needs to be obtained through a new pre-market review submission (i.e., a 510(k), De Novo, or PMA) before the device can be commercially distributed. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G4 and Inogen One G5 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. We obtained 510(k) clearance for the Rove 4 system on December 9, 2022 and 510(k) clearance for the Rove 6 system on June 30, 2023. We obtained 510(k) clearance for the Simeox airway clearance system on December 23, 2024.

De Novo authorization pathway

The De Novo authorization pathway, also referred to as “Evaluation of Automatic Class III Designation”, entails a request to the FDA to classify novel devices of low to moderate risk t into Class II or Class I. De Novo authorization is intended as a potential pathway for devices for which the 510(k) process is not an available pathway because there is no legally marketed predicate device to which to claim substantial equivalence. FDA review of a De Novo application may lead the FDA to authorize marketing of the device and classify it as either a Class I or II device, which can then serve as a predicate device for future 510(k) pre-market notification submissions.

Pre-market approval pathway

A pre-market approval application must be submitted to the FDA if the device cannot be cleared or authorized through the 510(k) or De Novo process. The pre-market approval application process is more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data, generally including but not limited to, technical information, preclinical testing, clinical trials, manufacturing information, and labeling to demonstrate reasonable assurance of safety and effectiveness of the device.

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

Clinical trials

Clinical trials are almost always required to support pre-market approval and are sometimes required for 510(k) clearance and De Novo authorization. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing the risks of the device do not outweigh the potential benefits to the subjects participating in the study and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is a non-significant risk device and, as such, eligible for abbreviated IDE requirements. Clinical trials for significant risk and non-significant risk devices require approval by the appropriate institutional review board(s), or IRB(s), that is responsible for oversight of the study. We, the FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

We have sponsored clinical studies and real-world data analyses that recently resulted in several publications in the areas of the following: use of POCs, impact of oxygen treatment modality and patient mobility on mortality and healthcare resource utilization, as well as the impact of ventilatory support in addition to oxygen therapy on exercise tolerance in patients with COPD. We have also sponsored clinical studies on the Simeox device through Physio-Assist both prior to and since the acquisition. We continue to invest in clinical research activities to support new product development, as well as expansion of the uses of its products and services.

Pervasive and ongoing regulation by the FDA and foreign agencies

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•
establishment registration and device listing;
•
quality system regulations, which require device manufacturers to comply with both design control requirements and good manufacturing practice requirements (such as requirements for purchasing controls, document controls, production and process controls, labeling and packaging controls, control of nonconforming product, complaint handling, corrective and preventative actions, storage, handling, distribution, and servicing);
•
labeling regulations (including FDA's Unique Device Identification requirements), the FDA's prohibitions against the promotion of devices for un-cleared, unapproved or “off-label” uses, and other requirements related to promotional activities;
•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•
corrections and removals reporting regulations, which require that manufacturers report to the FDA corrections and removals of distributed devices (including repairs, modifications, adjustments, relabeling, destruction, or inspection of a device without physical removal) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
•
post-market surveillance regulations, which apply, upon FDA order, to certain devices to help address important public health questions regarding the safety and effectiveness of a device.

After a device receives 510(k) clearance or De Novo authorization, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require submission and clearance of a new 510(k). After a device receives PMA approval, all changes affecting the safety or effectiveness of the device must be reviewed and approved through a PMA supplement. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our Inogen One systems since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to additional enforcement action, including significant regulatory fines and penalties.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of our products, import detention, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or pre-market approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted pre-market approvals.

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspections and audits by the FDA, certain other regulatory agencies and authorities and our notified body. We have been periodically audited by these organizations and none have identified any major observations with our manufacturing facilities or Good Manufacturing Policies. International sales of medical devices are subject to foreign government regulations and registration, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval/clearance, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection. Our current accreditation with Medicare is due to expire in May 2027. Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. If we were found not to be in compliance with applicable state regulations regarding licensure requirements, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure or operating without a required state license may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we bill for Medicare reimbursement. Loss or suspension of our Medicare enrollment may also affect any Medicare competitive bidding program contracts we may apply for in the future. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all applicable state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state until compliance is achieved.

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

The Federal Anti-Kickback Statute applies to our arrangements with our United States sales representatives, customers and healthcare providers, among others. Although we believe that we have structured such arrangements to comply with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the Federal Anti-Kickback Statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid or other federal healthcare programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

Federal False Claims Act

The Federal False Claims Act, as amended, or the False Claims Act, provides that the federal government, and under certain circumstances a private party or whistleblower, may bring claims against a person who knowingly presents or causes to be presented a false or fraudulent request for payment to the federal government or uses a false statement or false record to get a claim approved. Violations of the False Claims Act can result in penalties up to $28,619 for each claim, plus three times the amount of damages that the federal government sustained. Moreover, a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Company is not aware of any pending claims against it under the False Claims Act.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law grants authority to the U.S. Department of Health & Human Services Office of Inspector General, or OIG, to seek civil monetary penalties, or CMPs, against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $50,000 for each wrongful act and exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

State fraud and abuse provisions

Many states have also adopted anti-kickback and self-referral laws similar and statutes similar to the Federal Anti-Kickback Statute and False Claims Act that apply to DMEPOS suppliers regardless of the payor source, and violations of such laws could result in fines, penalties and restrictions on our ability to operate in these jurisdictions. The Company is not aware of any pending claims against it under such state laws.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by most healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Among the standards that have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information, and the Breach Notification Standards, which establish standards for notification in the event of a breach of unsecured individually identifiable health information.

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health, or HITECH, which, among other things, made HIPAA’s privacy and security standards directly applicable to business associates of covered entities. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information in connection with recognized healthcare operations activities. As a result, business associates are subject to significant civil and criminal penalties for failure to comply with applicable standards. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

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

Physician Payments Sunshine Act

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, imposed public reporting requirements on medical device manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extended the reporting and transparency requirements under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit required ownership and investment interest information may result in civil monetary penalties of up to an aggregate of $211,000 per year (or up to an aggregate of $1.4 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

In the European Union, medical devices are regulated by the European Union Medical Devices Regulation (EU) 2017/745, or MDR, which became applicable on May 26, 2021 and replaced the EU MDD, with the EU MDD still applying to certain products that were approved under that process. The MDR and its associated guidance documents and harmonized standards to regulate the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the MDR will be entitled to bear the European Conformity Marking, or CE Mark, indicating that the device conforms to the essential requirements of the MDR and, accordingly, can be commercially distributed throughout the Member States of the European Union, and additional Members States of the European Economic Area, or EEA, (i.e., Norway, Lichtenstein and Iceland). The method of assessing conformity under the MDR varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution designated by a Member State country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system by reference to ISO 13485, review of technical documentation, and specific testing of the manufacturer’s device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout the EEA. We have completed the necessary conformity assessment procedure required to allow us to affix the CE Mark to our oxygen therapy products and to commercialize our devices in the EEA, through the EU MDD and MDR processes. Our ISO 13485 certification was first issued on April 21, 2005, and our EC-Certificate was first issued on March 16, 2007. We received the CE Mark for our oxygen therapy products under the MDR on December 12, 2022.

Following the United Kingdom’s exit from the European Union, known as “Brexit”, the MDR does not apply in the United Kingdom (except for Northern Ireland, which under the Northern Ireland Protocol is bound by certain EU laws). The medical device legislative framework in the United Kingdom is set out in the Medical Devices Regulations 2002, as amended. These Regulations are based on the previous medical device directives of the EU (including the MDD) but have been amended so that they function properly now the United Kingdom is no longer part of the European Union. The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UK Conformity Assessed, or UKCA, marking (although CE marks will be recognized potentially up until June 2030), requiring manufacturers outside of the United Kingdom to appoint a “UK Responsible Person” if they place devices on the Great Britain market and more wide-ranging UK device registration requirements.

Inogen has sold products in Canada since 2006 when we obtained our Medical Device License after obtaining appropriate licensure, accreditation, and meeting ISO Standard 13485. As of January 1, 2019, Health Canada implemented the Medical Device Single Audit Program as the sole mechanism for manufacturers to demonstrate compliance with the quality management system requirements of the Medical Device Regulations, replacing the Canadian Medical Devices Conformity Assessment System program.

In Australia, we must appoint an agent sponsor who will interact on our behalf with the Therapeutics Goods Administration, or TGA. We must also prepare a technical file and declaration of conformity to essential requirements under Australian law, provide evidence of CE Marking of the device and submit this information via our agent sponsor to the TGA in a Medical Device Application. On June 4, 2007, we received our Certificate for Inclusion of a Medical Device in Australia.

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

Intellectual property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, public accountants, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors with whom we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property or related to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our systems, sell counterfeit versions of our products, or obtain and use information that we regard as proprietary.

Patents

As of December 31, 2024, we had 32 pending patent applications and 87 issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2023 acquisition of Physio-Assist added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and Physio-Assist include several categories.

Our patent portfolio contains four principal categories of patents and patent applications. One such category includes patents and patent applications directed to system and component designs that may be incorporated into Inogen’s oxygen therapy product line which includes the Inogen One G3, Inogen One G4, Inogen One G5, Inogen Rove 4, Inogen Rove 6, and the Inogen At Home oxygen concentrators. For example, U.S. patents 9,592,360 and 10,786,644 are directed to the Inogen One G3 design, U.S. patent 10,695,520 is directed to the design of the Inogen One G4, and U.S. patents 9,283,346, 10,004,869 and 10,869,986 are directed towards the Inogen at Home stationary oxygen concentrator. This category of patents expires in 2031 or later and may serve to deter competitors from reverse engineering or copying our design elements.

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

A fourth category of patents and patent applications relates to the Simeox device and related airway clearance technologies and systems that were acquired as part of the Physio-Assist acquisition in 2023. These patents and patent applications provide coverage for the aspects of the Simeox device and potential improvements and adaptions that may be implemented into the device or similar devices in the future.

Trademarks

We own a number of United States registered trademarks that we use in our business. In addition, many of our trademarks are also registered for use in certain foreign countries where we have determined it is commercially advantageous to do so. We utilize our trademarks to represent the quality and goodwill of our products and company and monitor for any unauthorized use of our trademarks, taking action where we deem appropriate and necessary.

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

Employees

As of December 31, 2024, we had 766 full and part-time employees worldwide, consisting of 356 employees in sales, marketing, clinical and client services, 187 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair, 185 employees in general administration and 38 employees in research and development. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

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

Inogen is committed to compliance with all applicable federal and state laws prohibiting discrimination in employment and, therefore, does not discriminate against its employees or applicants based on any legally recognized “protected class.” We perform an annual affirmative action review by job role, and we have a process which identifies pay or promotion discrepancies and ensures that we are equitable in our actions and decisions. Even in the case of reductions in force adverse impact analyses are completed to objectively test and inform our decisions. Consistent with the Americans with Disabilities Act and similar state and local laws, we work with qualified employees and applicants with disabilities in order to identify and provide reasonable accommodations that can enable them to perform their jobs. Inogen’s equal employment opportunity philosophy applies to all aspects of employment with Inogen including recruiting, hiring, job assignment, training, promotion, job benefits, compensation, discipline, and dismissal. Inogen has implemented policies, procedures, and trainings to ensure that any reports of potential discrimination or harassment are appropriately investigated and corrected.

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

Climate Change

As a global respiratory therapy and medical device company, Inogen recognizes that greenhouse gas, or GHG, emissions affect our climate and pose a serious challenge to the environment—and ultimately to the global economy. We believe that everyone shares responsibility to improve energy efficiency and to reduce GHG emissions in the atmosphere. Inogen supports global and national efforts to mitigate the impact of climate change. Inogen is committed to complying with all applicable laws and regulations that help reduce GHG and encouraging market adoption of low GHG emission technologies. Our position on climate change policy is guided by five principles:

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

Inogen is a responsible corporate citizen that has done business in 65 countries and territories around the world. Our business success and our environmental stewardship both depend on the efficiency of our global distribution network. Our long-term GHG reduction strategy is to optimize the processes that consume non-renewable resources within this network. We also recognize that, as a critical component of our customers’ supply chains, Inogen plays an important role in helping them operate in a more environmentally sustainable way.

Backlog

We run our operations on a just-in-time basis; however, the volatility of order intake may result in periods when incoming orders exceed our capacity. We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business. Further, our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Geographic information

During the years ended December 31, 2024, 2023, and 2022, substantially all of our long-lived assets were located within the United States. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Seasonality

We believe our sales may be impacted by seasonal factors. For example, we historically experienced higher sales revenue in the second and third quarters, as a result of consumers traveling and vacationing during warmer weather in the spring and summer months, but this may vary year-over-year. As more home medical equipment, or HME, providers adopt portable oxygen concentrators in their businesses, we expect our historical seasonality in the domestic business-to-business channel could change as well, which was previously influenced mainly by consumer buying patterns. Direct-to-consumer sales seasonality may also be impacted by the number of sales representatives and the amount of marketing spend in each quarter.

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 859 Ward Drive, Suite 200, Goleta, California 93111. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Information about our executive officers

The following table provides certain information about our executive officers as of February 21, 2025.

Name	Age	Position
Kevin R. M. Smith	54	Chief Executive Officer, President and Director
Michael Bourque	62	Executive Vice President, Chief Financial Officer and Corporate Treasurer
Kevin P. Smith	54	Executive Vice President, General Counsel, Secretary & Business Development
Gregoire Ramade	55	Executive Vice President, Chief Commercial Officer

Kevin R. M. Smith has served as our President, Chief Executive Officer, and as a director since November 2023. Previously, Mr. Smith served as the CEO, President and Executive Director at Sirtex Medical, a medical device company, from October 2019 to October 2023, after serving as interim CEO from April 2019 to October 2019 and Executive Vice President of Sales & Marketing, Americas from August 2017 to April 2019. Mr. Smith also served as interim President and Chief Executive Officer from 2021 to 2022 and as a Director from February 2020 to June 2023 at OncoSec Medical, Inc., a biotechnology company. In his previous roles, Mr. Smith served as Executive Vice President of Business Development at Gel-e, Inc., as Chief Commercial Officer at Sensium Healthcare, as Global Vice President of Sales & Marketing at Teleflex, and in various sales and marketing roles in medical device companies. Mr. Smith holds an MBA in Global Management from University of Phoenix and a B.S. in Marketing from the University of Kentucky.

Michael Bourque has served as our Executive Vice President, Chief Financial Officer and Corporate Treasurer since March 2024. Most recently, Mr. Bourque served as Chief Financial Officer and Treasurer of Chase Corporation from February 2021 to February 2024. He also served as Chief Financial Officer of Keystone Dental from April 2019 to September 2020, as Senior Vice President, Chief Financial Officer and Treasurer of Analogic Corporation, and as Vice President of Finance for Axcelis Technologies. Mr. Bourque received a B.S. in Accounting from Bentley University and is a Certified Public Accountant.

Kevin P. Smith has served as our Executive Vice President, General Counsel, Secretary and Business Development since July 2024. Most recently, Mr. Smith served as General Counsel and Executive Vice President, Business Development of Sirtex Medical, a medical device company, from October 2018 to June 2024. In his prior roles, Mr. Smith served as Vice President and Associate General Counsel at Flexion Therapeutics, as General Counsel for the Danaher Life Sciences Platform, and in several senior legal leadership positions within Novartis Pharmaceuticals in Switzerland and Massachusetts. Before moving in-house, Mr. Smith worked for multinational law firms in New York, Silicon Valley, and London. Mr. Smith earned his B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and his J.D. from Albany Law School.

Gregoire Ramade has served as our Chief Commercial Officer since January 2024 and served as our Senior Vice President of International Sales from November 2023 to January 2024. Prior to joining the Company, Mr. Ramade served as Senior Vice President and Chief Commercial Officer of Vapotherm, Inc. from October 2020 to October 2023 and as Vice President, International Sales and Worldwide Marketing of Vapotherm since May 2016. Mr. Ramade previously served as Vice President of Global Marketing and Business Development at Becton Dickinson Medical-Pharmaceutical Systems, as Senior Marketing Director, Home Healthcare Solution at Philips Healthcare, and as Marketing Director EMEA Product Manager of Consumable Masks and Accessories at Philips Respironics. Mr. Ramade holds a B.A. in International Business with a minor in Economics from the American University of Paris and an MBA in International Business and Marketing from the Ecole Nationale des Ponts et Chausses School of International Management.

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
•
the market opportunities for our products; and
•
our ability to maintain effective internal controls.

Risks related to the regulatory environment:

•
extensive federal, state, and international regulations related to our business by numerous government agencies, including the FDA and the MDR;
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
•
potential sales of a large number of shares of our common stock; and
•
anti-takeover provisions in our charter documents and under Delaware law.

Risks related to our business and strategy

We operate in a highly competitive industry and we may be unable to compete effectively.

The respiratory market, including long-term oxygen therapy market, is highly competitive. We compete with a number of manufacturers and distributors of POCs, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen.

The market is subject to rapid change resulting from technological advances, innovations and scientific discoveries. In the product lines in which we compete, we face a range of competitors from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or low-cost versions of products similar to ours may make our existing or planned products less competitive. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.

Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some of our major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of our major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible to meet national accreditation and state-by-state licensing requirements and secure Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, bundling, product features, and service.

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

We depend on a limited number of customers for a significant portion of our sales revenue.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results. For the years ended December 31, 2024, 2023, and 2022, sales revenue to our top 10 customers accounted for approximately 33.3%, 25.2% and 30.5%, respectively, of our total revenue. Medicare's service reimbursement programs represented more than 10% of our total revenue for the years ended December 31, 2023 and 2022. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label collaborator. We have also experienced a decline in sales from other HME providers and these providers have communicated to us that they continue to be subject to capital constraints. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, such as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition and results of operations.

Reduction or interruption in our supply of components and products may adversely affect our manufacturing operations and related product sales.

We obtain some components, subassemblies and completed products included in our products from single source suppliers or from a limited group of manufacturers or suppliers. In some cases, components required to manufacture and assemble our products are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers or limitation on availability could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and have an adverse effect on our financial condition and results of operations.

We utilize single-source suppliers for some of the components and subassemblies we use in our oxygen concentrator systems and our Simeox product. Many of our products also utilize components that are available from a limited number of suppliers. Our dependence on single-source or limited-source suppliers of components may expose us to several risks, including, among other things:

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

We have experienced supply problems with one or more of our suppliers and may again experience supply problems in the future. For example, we saw supply chain disruptions in the second half of 2021 as well as in 2022 and 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards. However, we recognize that there could be supply shortages for other components used in our products. While we have taken steps to attempt to mitigate the impact of potential supply shortages, the previously experienced shortages have had, and any future shortage may have, a negative impact on our ability to manufacture products as these chips are used across all of our portable oxygen concentrators in our batteries and printed circuit boards.

In addition, we purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with all of our third-party suppliers. These third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers and could be at risk if we are such suppliers are unwilling or unable to supply us or if these suppliers demand significant price increases.

If we are unable to continue to enhance our existing products, develop or acquire and market our products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we can continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop new and innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $21.6 million, $20.8 million and $21.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer.

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

We may expand through acquisitions of, collaborations with, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

As part of our business strategy, we regularly explore potential acquisitions of, collaborations with, or investments in complementary products, technologies or businesses. We do not have an extensive history of acquiring or entering into collaborations with other companies and cannot assure you that we will successfully identify suitable acquisition candidates or collaboration partners, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, collaboration or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, collaborations or investments, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition, collaboration and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

Acquisitions, collaborations and other strategic investments involve significant risks and uncertainties, including:

•
the potential failure to achieve the expected benefits of the combination, acquisition or collaboration;
•
the potential failure to successfully develop or commercialize the acquired products or technology;
•
unanticipated costs and liabilities;
•
difficulties in integrating new products, businesses, operations, and technology infrastructure in an efficient and effective manner;
•
difficulties in maintaining customer relations;
•
the potential loss of key employees of any acquired businesses;

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
•
the potential failure to achieve anticipated reimbursement classifications for any acquired products;
•
the potential to become involved in intellectual property litigation related to such acquisitions, collaborations or strategic investments; and
•
the inability to maintain uniform standards, controls, policies, and procedures.

Any acquisition, collaboration or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition, collaboration or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses. In addition, we may be required to take charges or write-downs in connection with acquisitions. In particular, acquisitions of businesses engaged in the development of new products may give rise to developed technology and/or in-process research and development assets. To the extent that the value of these assets decline, we may be required to write down the value of the assets. Also, in connection with certain asset acquisitions, we may be required to take an immediate charge related to acquired in-process research and development assets. Any of these events could result in charges, which could be substantial and which could adversely affect our results of operations.

We depend upon reimbursement from Medicare, private payors, Medicaid and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2024, 2023 and 2022, approximately 17.0%, 20.3% and 15.0%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

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

In addition, we are subject to complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. We could experience a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, a private insurance company that processes Medicare claims for durable medical equipment, which could cause substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

The government has significant resources to audit and ensure oversight of suppliers who care for patients covered by various government healthcare programs. Healthcare providers and suppliers of certain durable medical equipment product categories may be subjected to increased scrutiny from these audit programs. If a government auditor ascribes a high billing error rate to one or more of our locations, it would result in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from providers than has historically been required. It may also result in additional audit activity in other company locations or Durable Medical Equipment Medicare Administrative Contractors jurisdiction. We cannot currently predict the adverse impact that these audits, methodologies and interpretations might have on our business, financial condition or results of operations, but such impact could be material.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations. The health of our business and the demand for our products are affected by changes in the overall global economy. Our general business strategy may be adversely affected by unfavorable economic events or unstable market conditions. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and/or strain our suppliers. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or uncertainty in our key markets and our customers could be delayed in making payments for our products. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand could have a material adverse effect on our business, financial condition, and results of operations.

Macroeconomic conditions may also impact our global supply chain, primarily through constraints on raw materials and electronic components. These constraints on raw materials and electronic components may also impact companies outside of our direct industry, which could result in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. These disruptions may impact our ability to produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Highly competitive and constrained supply chain conditions may increase our cost of sales, which may adversely impact our operations.

Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners. For example, we previously experienced declines in total demand during portions of the COVID-19 pandemic and the related public health emergency, which we believe were due to these and related factors.

In addition, while we and our contract manufacturer were able to keep our manufacturing facilities open during the COVID-19 pandemic, there can be no assurance that we would be able to keep such facilities open indefinitely during a future public health emergency.

Changes to reimbursement rates, payment methodologies, or coverage policies for our products by government or commercial payors may adversely affect our business and operating results.

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

On December 29, 2022, the Consolidated Appropriations Act of 2023 (Pub. L. 117-328) was signed into law. Included in this law was a provision deferring for two years, until January 1, 2025, the Statutory Pay-as-You-Go, or PAYGO, Medicare payment reductions. This law also extended the DME 75/25 blended rates in non-competitive bidding areas and extended the COVID-19 public health emergency, or PHE, telehealth waivers until the end of 2024. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Medicare’s service reimbursement programs accounted for 56.3%, 67.7% and 77.0% of rental revenue for the years ended December 31, 2024, 2023 and 2022, respectively, and based on total revenue were 9.5%, 13.7% and 11.6% for the years ended December 31, 2024, 2023 and 2022, respectively.

Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Reimbursement levels may be decreased in the future. Additionally, future legislation, regulation, or reimbursement policies of third-party payors may otherwise adversely our ability to operate our rental business in a profitable manner and affect the demand for and price levels of our products.

Various pieces of legislation contain provisions that directly impact reimbursement for the durable medical equipment products provided by us:

•
There were significant U.S. reimbursement and policy changes associated with the COVID-19 PHE that impacted oxygen therapy and other durable medical equipment. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, allowed the U.S. Department of Health and Human Services, or HHS, to waive certain Medicare telehealth payment requirements during the COVID-19 PHE declared by HHS on January 31, 2020 to allow beneficiaries in all areas to receive telehealth services, including at their home, starting March 6, 2020. The Coronavirus Preparedness and Response Supplemental Appropriations Act (H.R. 6074) also granted HHS the authority to waive certain requirements with respect to telehealth services. Under this authority, CMS clarified that HHS would not conduct audits to determine whether there was a prior physician-patient relationship for telehealth claims submitted during the COVID-19 PHE. The CARES Act, signed into law on March 27, 2020, included the extension of the 50/50 blended rate for HME in rural and non-contiguous, non-competitively bid areas and established a new 75/25 blended rate for all other non-competitively bid areas through the duration of the COVID-19 PHE. The 75/25 blended rate was retroactive to March 6, 2020. The COVID-19 PHE expired on May 11, 2023.
•
Congress suspended the 2% Medicare sequestration payment reduction that applies to all Medicare providers and suppliers due to the COVID-19 PHE beginning May 1, 2020. Congress extended the suspension through March 31, 2022. The sequestration payment reduction resumed with a 1% reduction to rates from April 1, 2022 until June 30, 2022, and the full 2% Medicare sequestration resumed on July 1, 2022.
•
The CARES Act established a provider relief fund of $100 billion for providers and suppliers to prevent, prepare for, and respond to the COVID-19 PHE. As a Medicare supplier, we also received funds of $6.2 million in the second quarter of 2020. The Paycheck Protection Program and Heath Care Enhancement Act was also signed into law on April 24, 2020 and provided additional funding of $484 billion to programs enacted under the CARES Act. Of the $484 billion, $75 billion was additional funding for healthcare providers to reimburse healthcare related expenses and lost revenues attributable to COVID-19 PHE.
•
On April 6, 2020, CMS issued an Interim Final Rule, or IFR, in the Federal Register for policy and regulatory revisions in response to the COVID-19 PHE. This IFR included that for the duration of the COVID-19 PHE, CMS waived the face-to-face requirements and stated it would not enforce clinical indications for home oxygen, among other respiratory products.

•
The first Trump administration also issued a number of regulatory waivers to increase the flexibility in durable medical equipment, prosthetics, orthotics and supplies, or DMEPOS, suppliers’ ability to service patients quickly and without the normal requirements. For example, the patient signature for proof of delivery for DMEPOS was waived when signatures could not be collected during the COVID-19 PHE. In addition, CMS increased Medicare contractors’ ability to waive replacement product requirements, automatically extended expiring accreditations for a 90-day time period, granted contractors flexibility regarding appeals, and suspended most medical reviews of claims. Both the IFR and temporary regulatory changes show significant flexibility from CMS to improve access for oxygen and other DMEPOS items during the COVID-19 PHE. These changes were retroactive to early March 2020. In August 2020, CMS resumed the prior authorization program for certain DMEPOS.
•
CMS issued a final rule in December 2021 (CMS-1738-F) to establish payment amounts that were to be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare.
•
CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. Payment methodologies (1) and (2) contemplate utilizing the 50/50 blended rates as a permanent construct, but payment methodology (3) contemplates setting the fee schedule amounts to 100% of the Medicare rates that are based upon (former) competitive bid rates. This reduced Medicare rates following the PHE in the current areas that are considered non-rural but not covered by a former CBA, as those areas previously received a 75/25 blended reimbursement rate.
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
•
On March 11, 2021, the American Rescue Plan Act of 2021, or ARP, became federal law. The ARP, among other things, increased spending without offsets to other federal programs. The Statutory PAYGO Act of 2010 requires deficit neutrality overall in the laws enacted by Congress and imposes automatic spending reductions at the end of the year if such laws increase the deficit when they are added together. Any legislation enacted after February 12, 2010, that affects direct spending and/or revenues is subject to Statutory PAYGO. The Congressional Budget Office previously estimated that a Statutory PAYGO sequester in fiscal year 2022 resulting from the ARP passage would cause a 4% reduction in Medicare spending.

These legislative provisions have had and may continue to have a material and/or adverse effect on our business, financial condition and results of operations.

The OIG has recommended that states review Medicaid reimbursement for durable medical equipment, or DME, and supplies. The OIG cites an earlier report estimating that four states (California, Minnesota, New York, and Ohio) could have saved more than $18.1 million on selected DME items if their Medicaid prices were comparable to those under round one of the Medicare competitive bidding program. Since issuing those reports, the OIG identified $12 million in additional savings that the four states could have obtained on the selected items by using pricing similar to the Medicare round two competitive bidding and national mail-order programs. In light of varying Medicaid provider rates for DME and the potential for lower spending, the OIG recommends that CMS (1) seek legislative authority to limit state Medicaid DME reimbursement rates to Medicare program rates, and (2) encourage further reduction of Medicaid reimbursement rates through competitive bidding or manufacturer rebates (the OIG did not determine the cost of implementing a rebate or competitive bidding program in each state). This was effective beginning January 1, 2018.

In addition, due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. In addition, many private payors reimburse at a percentage of the Medicare rates. Medicare, Medicaid and private payor reimbursement rate cuts have included, or may include elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial condition and results of operations.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2024, approximately 56.3% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. Under Medicare reimbursement programs, there are three general categories relevant to our products, including (1) former competitive bidding areas, or CBAs, (2) rural areas, and (3) non-former CBAs in non-rural areas.

Former CBAs:

The U.S. list price for our stationary oxygen rentals (HCPCS E1390) is $260 per month and the U.S. list price for our oxygen generating portable equipment, or OGPE, rentals (HCPCS E1392) is $70 per month. The average Medicare reimbursement rates in former CBAs in the prior six years are outlined in the table below for E1390 and E1392 using a simple average of rates in each CBA, which are the two primary codes that we bill to Medicare and other payors for our oxygen product rentals. These rates are typically updated annually each January as they are subject to Consumer Price Index, or CPI, and sequestration adjustments but can also be subject to adjustments during the year due to legislative rulings. Competitive bidding contracts were scheduled to go into effect on January 1, 2021; however, in a proposed rule published November 4, 2020, CMS announced that competitive bidding contracts would not be awarded for most product categories, including oxygen, due to the payment amounts not achieving the expected savings and the current COVID-19 pandemic and related PHE. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act.

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2025	$96.11	$47.11
As of January 1, 2024	$93.41	$45.78
As of January 1, 2023	$90.77	$44.49
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

CMS also issued a final rule in December 2021 (CMS-1738-F) to establish payment methodologies to be effective after the COVID-19 PHE for DMEPOS products and services covered under Medicare.

CMS established three different fee schedule adjustment methodologies for non-CBAs after the termination of the COVID-19 PHE: (1) for non-contiguous non-CBAs; (2) for contiguous non-CBAs defined as rural areas; and (3) for non-rural non-CBAs within the contiguous United States. The final payment methodology sets the fee schedule amounts to 100% of the Medicare rates in all non-rural areas.

Rural Areas:

Medicare payment rates are based upon whether the beneficiary resides in a (former) CBA, or in a rural or non-rural non-CBA, or in non-contiguous states. Non-CBA payment rates are based on regional pricing, that are derived from former competitive bidding payment rates. In rural areas and non-contiguous states, payment rates are based on a higher 50-50 blended rate, to account for higher rates based on the geographic locations of our current patient population. Effective March 1, 2021, CMS announced that the rates as of January 1, 2021 were incorrectly calculated, and retroactively adjusted the rates, which are reflected in the table below. The Medicare rates announced previously were a simple average of $136.24 for HCPCS code E1390 and $44.69 for HCPCS code E1392, which were increased to $136.84 and $44.99, respectively. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. See the table below for average Medicare rates in rural areas, using a simple average of rates in each state.

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2025	$173.32	$51.63
As of January 1, 2024	$168.96	$51.18
As of January 1, 2023	$164.48	$50.44
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Non-former CBAs in non-rural areas:

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the CPI and sequestration adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE. In December 2022, Congress' Consolidated Appropriations Act extended the higher 75/25 blended rates in non-CBAs until December 31, 2023. As of January 1, 2024, the rates in former non-CBAs were reduced to the former CBA rates listed in the table above. Rates in rural areas continue to be based upon a 50/50 blended rates, consistent with CMS' December 2021 final rule described above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2025	$96.42	$47.51
As of January 1, 2024	$93.61	$46.12
As of January 1, 2023	$125.41	$46.49
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the year ended December 31, 2024 and 13.7% in the year ended December 31, 2023.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2024 and December 31, 2023. Our capped patients as a percentage of total patients on service was approximately 16.6% as of December 31, 2024 and 13.1% as of December 31, 2023. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off service before and during the capped rental period, and existing patients enter the capped rental period.

Our obligations to service Medicare patients over the rental period include supplying working equipment that meets each patient’s oxygen needs pursuant to his or her doctor’s prescription and supplying all disposables required for the patient to operate the equipment, including cannulas, filters, replacement batteries, carts and carry bags, as needed. If the equipment malfunctions, we must repair or replace the equipment. We determine what equipment the patient receives, and we can deploy used assets in working order as long as the prescription requirements are met. We must also confirm the continued medical necessity of the item at least annually by procuring an updated prescription from the physician. We must also confirm the patient’s continued use of the oxygen through direct confirmation with our patients. The patient can choose to receive oxygen supplies and services from another supplier at any time, but the supplier may only transition the patient to another supplier in certain circumstances.

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

The home medical equipment market is highly competitive, and our products face significant competition from other well-established manufacturers. Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have caused pricing pressures which have resulted in a consolidation trend in the home medical equipment industry as well as among our customers, including home healthcare providers. In the past, some of our competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, exclusion of products from or unfavorable position on provider formularies and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our customers. With this consolidation, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concession for our products. These factors could force us to reduce our prices or could result in a loss of customers.

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

A portion of our rental revenue is derived from private payors. Based on our patient population, we estimate that approximately 51.8% of our potential customers have non-Medicare insurance coverage (including Medicare Advantage plans). Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and results of operations. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare reimbursement amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for private payors. Failure to maintain or obtain new private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial condition and results of operations.

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

We utilize a third-party contract manufacturer located in the Czech Republic for production of a portion of our concentrators and for repair services for these products. Since 2018, our contract manufacturer has produced the vast majority of the concentrators required to support our European demand. There are a number of risks associated with our dependence on a contract manufacturer, including:

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

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label collaborators and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We sell our products to certain HME providers, distributors, private label collaborator and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, one customer represented more than 10% of our net accounts receivable balance with a net accounts receivable balance of $3.3 million as of December 31, 2024. One customer represented more than 10% of our financing receivable balance with a balance of $6.5 million as of December 31, 2024. Two customers each represented more than 10% of our net accounts receivable balance with net accounts receivable balances of $8.6 million and $5.0 million, respectively, as of December 31, 2023. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for doubtful accounts could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business collaborators may increase if our business collaborators and their end customers are adversely affected by potential worsening global economic conditions or disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. One or more of these business collaborators could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2024, 2023 and 2022, approximately 34.9%, 28.3% and 26.8%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy and data protection regulations, such as the European Union General Data Protection Regulation, or GDPR, labor laws, and anti-competition regulations;
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
•
any other government actions, by the United States, China or other countries, that impose tariffs, barriers or restrictions that would impact our ability to sell or ship products to customers; and
•
difficulties protecting or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial condition and results of operations will suffer.

A portion of our international product sales are currently denominated in U.S. dollars. Fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

For example, for the year ended December 31, 2024, we experienced a net foreign currency loss of $0.2 million, and for the years ended December 31, 2023 and 2022, we experienced a net foreign currency gain of $0.2 million and a loss of $0.8 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2024. Additional information on our hedging arrangements is also contained in Note 2 – Fair value measurements in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

Failure to comply with anti-bribery, and anti-corruption, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar laws associated with our activities outside of the United States and anti-money-laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in the more than sixty-five countries around the world where we have conducted activities and have sold our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

If we fail to comply with U.S. and applicable foreign export control and economic sanctions or fail to expand and maintain an effective sales force or successfully develop our international distribution network, our business, financial condition and results of operations may be adversely affected.

We currently derive the majority of our revenue from rentals or sales generated from our own direct sales force. Failure to maintain or expand our direct sales force could adversely affect our financial condition and results of operations. Additionally, we use international distributors to augment our sales efforts, certain of which are exclusive distributors in certain foreign countries. We cannot assure you that we will be able to successfully retain or develop our relationships with third-party distributors internationally. In addition, we are subject to United States and European Union export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. If we fail to comply with export control laws or successfully develop our relationship with international distributors, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products resulting in adverse results of operations.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and results of operations.

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our POCs contain lithium ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal, and we may not be able to obtain liability or product insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition and results of operations may be adversely affected.

We may also be subject to other types of claims arising from our normal business activities. These may include claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims, patent defense and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our business, financial condition and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience, and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting, and compliance staff as well as our sales and marketing personnel.

We have experienced, and may continue to experience, turn-over in our senior executives and other key technical personnel. For example, our executive team underwent significant transition in 2024. If we are unable to continue to successfully navigate this transition, we may be unable to achieve our strategic priorities. In addition, if experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. If we are not able to find a qualified permanent replacement for these positions, it could have a material adverse effect on our ability to effectively pursue our business strategy. Executive leadership and key technical personnel transitions can be difficult to manage and could cause disruption to our business. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

We and our vendors and service providers rely on information technology networks and systems, and if we are unable to protect against service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, our operations could be disrupted, and our business could be negatively affected, which could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We rely on information technology networks and systems, certain of which are operated by third parties on which we rely, to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate and otherwise operate our business; and to communicate within our company and with customers, suppliers, partners and other third parties. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, ransomware, and other malware, cybersecurity risks, data security incidents, telecommunication failures, user errors or catastrophic events. Like other companies, we have experienced data security incidents before and have incurred remedial, legal and other costs in connection with these incidents.

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

We receive, collect, process, use and store a large amount of information from our customers, our patients and our own employees, including personal information, intellectual property, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems yet is vulnerable to unauthorized access and disclosure. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our customers’, patients’ and employees’ data. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. Due to the COVID-19 pandemic and related public health emergency, we allowed an increased number of employees to work remotely, and we continue to do so and expect that this hybrid model of work will continue. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects. As a result of these types of risks and attacks, we have implemented and periodically review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. For example, we have increased the security of our systems by requiring all email users to change their passwords following our recent data security incident and sooner than they would have otherwise been required to. We also implemented multi-factor authentication for remote email access and have taken additional steps to further limit access to our systems. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information or failure to comply with regulatory or contractual obligations with respect to such information, or the perception that any of these has occurred, could result in legal claims and proceedings, initiated by private parties, investigations or other proceedings by regulatory authorities, and liability or regulatory penalties, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could adversely affect our results of operations. We also face risks associated with security breaches affecting third party vendors or customers and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry enough insurance or maintain sufficient coverage to compensate for all potential liability.

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

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply could result in regulatory scrutiny, fines, civil liability or damage to our reputation. For example, the European Union adopted the GDPR which imposes obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, and any such event, or the perception it has occurred, may result in claims and litigation by private parties, investigations and other proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy and data protection becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

Following the GDPR, a number of states in the U.S. have introduced, and in certain cases enacted, privacy legislation imposing operational requirements on U.S. companies similar to the requirements reflected in the GDPR. For example, California has passed the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, California voters recently passed the California Privacy Rights Act, or CPRA, which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Aspects of these laws, and their interpretation and enforcement, remain uncertain. Their effects potentially are far-reaching and may restrict our ability to use personal information in connection with our business operations, require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Congress also is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance POC purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with legal matters; and fluctuations in foreign currency exchange rates.

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

Our projections regarding (i) the size of the oxygen therapy market, both in the United States and internationally, (ii) the size and percentage of the long-term oxygen therapy market that is subject to competitive bidding in the United States, (iii) the number of oxygen therapy patients, (iv) the number of patients requiring ambulatory and stationary oxygen, (v) the number of patients who rely on the delivery model, (vi) the percentage of the long-term oxygen therapy market serviced by Medicare, Medicare Advantage, and other third party-payors, (vii) the size of the retail long-term oxygen therapy market and how the opportunity may change as POC penetration increases, and (viii) the share of POCs as a percentage of the total oxygen therapy spend are based on estimates that we believe are reliable. These estimates may prove to be incorrect, new data or studies may change the estimated incidence or prevalence of patients requiring long-term oxygen therapy, or the type of long-term oxygen therapy patients. The number of patients in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals and such approvals may be revoked or revised if an agency like the FDA believes it necessary.

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
•
post-market safety reporting, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, would be likely to lead to death or serious injury;
•
post-market approval studies; and
•
product import and export.

Before we can market or sell a medical device in the United States, we must obtain 510(k) clearance, authorization under the De Novo process or approval of a pre-market approval application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed predicate device in order to clear the proposed device for marketing.

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which, depending on the specific action, could cause the majority of our sales to decline or cease altogether. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices subject to pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), De Novo application or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances or De Novo authorizations with respect to those products or do so in a timely fashion.

The FDA can delay, limit or deny clearance, authorization, or approval of a device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;
•
the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•
the manufacturing process or facilities we use may not comply with applicable quality system regulations.

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

If we modify our FDA cleared devices, we may need to seek additional clearances, authorizations, or approvals, which, if not granted, would prevent us from selling such modified products.

Any modification we make to our 510(k)-cleared products that could significantly affect their safety or effectiveness, or would constitute a major change in intended use requires the submission and clearance of a new 510(k) pre-market notification, authorization of a De Novo application or, possibly, approval of a pre-market approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review and disagree with any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products and have determined that in certain instances new 510(k) clearances or pre-market approval are not required. We may make similar determinations regarding modifications to our 510(k) products in the future. If the FDA disagrees with our determinations and requires us to submit new 510(k) pre-market notifications or pre-market approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory penalties or fines.

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
•
recalls, import detentions, termination of distribution, or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
delays in the introduction of products into the market;
•
refusal to grant our requests for future 510(k) clearances or approvals of new products, new intended uses, or modifications to existing products;
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

We are required to timely report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, FDA could take additional actions, such as adverse publicity, or enforcement action, including issuance of warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in any subsequent lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and results of operations.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and our contract manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which governs the design, manufacture, packaging, labeling, storage, repair and servicing of our devices. The FDA inspects entities for compliance with the QSR through periodic announced and unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Although we believe our manufacturing facilities and those of our contract manufacturers are in compliance with the QSR, we cannot provide assurance that any future inspection will not result in adverse findings. If we fail to implement timely and appropriate corrective actions that are acceptable to the FDA or if our other manufacturing facilities or those of any of our contract manufacturers are found to be in violation of applicable laws and regulations, or we or our contract manufacturers fail to take prompt and satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including, among others, the following sanctions:

•
adverse publicity, untitled letters, warning letters, import detentions, fines, injunctions, consent decrees and civil penalties;
•
customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying our requests for pre-market approval of new products or modified products;
•
withdrawing 510(k) clearances or other pre-market approvals that have already been granted;
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

In the European Union, medical devices are regulated by the MDR. The MDR is applicable in all European Union Member States and in the additional Member States of the European Economic Area and therefore applies in most of the major countries in Europe. The MDR and its associated guidance documents and harmonized standards regulate the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices. Devices must comply with the MDR before they can be commercially distributed throughout the EEA. The method of assessing conformity under the MDR varies based on the class of the product, and typically requires a combination of self-assessment by the manufacturer and a third-party assessment by a “notified body.” The EU MDR does not apply in Great Britain (England, Scotland and Wales) and the commercialization of medical devices in that territory must comply with rules set out in domestic legislation including the UK Medical Devices Regulations 2002. Devices that are validly CE marked under the EU MDR or UKCA marked under the UK Medical Devices Regulations 2002 may be placed on the market or put into service in Great Britain. The commercialization of medical devices in the UK are also subject to additional national requirements (e.g., registration and where the manufacturer is not established in the UK, the appointment of a UK Responsible Person).

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

We sell our products in multiple international countries and overseas regions outside of the United States through our wholly-owned subsidiaries, distributors and directly to large “house” accounts. In order to market our products in the European Union or other foreign jurisdictions, we are required to obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional product testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. Devices that do not satisfy these requirements cannot be placed on the market or put into service in the relevant jurisdictions, subject to limited exceptions.

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

We gather and analyze certain de-identified retrospective patient data as part of our product development and improvement. We believe that these data collection methods do not constitute clinical trials and, therefore, typically do not pursue or obtain regulatory permission from the FDA or IRBs before collecting or analyzing such data. If the FDA disagrees with our interpretation, we may be subject to regulatory enforcement including, among others, warning letters, fines, injunctions, consent decrees and civil penalties. In addition, we may be required to collect these types of data under the clinical trial regulatory framework.

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
•
we, the applicable IRB(s), or the FDA or other applicable regulatory authorities may require that we or our investigators suspend or terminate our data collection for various reasons, including, among others (i) failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, regulations, or our clinical protocols, or (ii) lack of adequate patient informed consent; and
•
delays if the FDA concludes that our financial relationships with our data collection partners result in a perceived or actual conflict of interest that may have affected the interpretation or integrity of the data collected. If these relationships and any related compensation to or ownership interest by our data collection partners carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the data, the integrity of the data collected or analyzed may be questioned and the utility of the data itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

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

Our promotional materials and training methods are required to comply with the FDA’s requirements and other applicable laws and regulations, including the prohibition against the promotion of a medical device for a use that has not been cleared or approved by the FDA. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse effect on our reputation and results of operations.

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and implementing regulations could result in significant penalties.

Numerous federal and state laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of protected health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Under the HITECH Act, both covered entities and business associates are subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards under HIPAA.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, also created the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies covered under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined, and teaching hospitals, as well as ownership and investment interests in such manufacturer held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act enacted in 2018, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021. Failure to submit the required information under the federal Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1.0 million per year for “knowing failures”), subject to an annual adjustment for inflation.

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

The Federal Civil Monetary Penalties Law grants authority to the OIG to seek CMPs against an individual or entity based on a wide variety of conduct including violations of the Anti-Kickback Statute, Stark Law, and False Claims Act. An entity that offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner, or supplier any Medicare or Medicaid payable item or service may be liable for CMPs. This is commonly known as a beneficiary inducement. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While we have processes in place to manage our discount and incentive programs, including the safe harbor regulation for discounts, the federal government may find that our marketing activities violate the law. If we are found to be in non-compliance, we could be subject to CMPs of up to $50,000 (subject to annual adjustment for inflation) for each wrongful act and exclusion from the federal or state healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restriction of our operations or exclusion from participation in the federal healthcare programs. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. HHS makes annual inflation-related increases to the civil monetary penalties in its regulations pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. The HHS Annual Civil Monetary Penalties Inflation Adjustment Final Rule issued on August 8, 2024, sets forth adjusted civil monetary penalty amounts that apply to penalties assessed on or after August 8, 2024, if the violation occurred on or after November 2, 2015.

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

We sell our products in countries and regions outside the United States through our wholly-owned subsidiaries, distributors or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

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

CMS has issued a final rule to require Medicare prior authorization for certain DMEPOS that the agency characterizes as “frequently subject to unnecessary utilization” and that have an average purchase fee of $1,000 or greater, or an average rental fee schedule of $100 or greater. The final rule was published on December 30, 2015 and specified an initial master list of 135 items that could potentially be subject to PA. Initially stationary oxygen (code E1390) was included on the master list but was later removed. On April 22, 2019, stationary oxygen (E1390) was again added to the list of potential codes that could be subject to PA. On November 8, 2019, CMS revised the criteria for inclusion on the master list and added 212 DMEPOS items, including portable oxygen concentrators (E1392), to the master list. The master list is updated annually and published in the Federal Register. The presence of an item on the master list does not automatically mean that a prior authorization is required. CMS selects a subset of these master list items for its “Required Prior Authorization List.” There will be a notice period of at least 60 days prior to implementation. The ruling does not create any new clinical documentation requirements, instead the same information necessary to support Medicare payment will be required prior to the item being furnished to the beneficiary. CMS has proposed that reasonable efforts are made to provide a prior authorization decision within 10 days of receipt of all applicable information, unless this timeline could seriously jeopardize the life or health of the beneficiary or the beneficiary’s ability to regain maximum function, in which case the proposed prior authorization decision would be two business days. CMS will issue additional sub-regulatory guidance on these timelines in the future. If our products become subject to prior authorization, it could reduce the number of patients qualified to come on service using their Medicare benefits, it could delay the start of those patients while we wait for the prior authorization to be received, and/or it could decrease sales productivity. As a result, this could adversely affect our business, financial conditions and results of operations.

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

Our patents may not adequately protect our products from third party competitors

We rely on patents and other intellectual property to protect the design and construction of our products from direct competitors. However, we cannot specify whether our patents individually or as a group will permit us to gain or maintain a competitive advantage. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot provide assurance that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could make our products less competitive. Patents may be subject to reexamination, inter partes review, post-grant review, and derivation proceedings in the U.S. Patent and Trademark Office or comparable proceedings in other patent offices worldwide, or challenges to inventorship in court. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices and courts. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, inter partes review, post grant review, defense, opposition, inventorship, and derivation proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with any competitive advantage. Our patents and patent applications are directed to particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for oxygen therapy. If these developments were to occur, it would likely have an adverse effect on our sales. Our ability to develop additional patentable technology is also uncertain.

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

Also, monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules enforced by the Public Companies Oversight Board, or PCAOB, subsequently implemented by the SEC and the Nasdaq Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Our stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile. During the last twelve months, our common stock traded as high as $13.33 per share and as low as $5.08 per share. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Our thirteenth amended and restated certificate of incorporation, or the certificate of incorporation, filed with the Delaware Secretary of State on February 20, 2014, and our amended and restated bylaws, as amended and restated effective as of October 27, 2022, or the bylaws, provide that, unless we consent in writing to the selection of an alternative forum, referred to as an “Alternative Forum Consent”, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. The foregoing shall not apply to any claims under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the Securities Act of 1933, as amended, or the Securities Act.

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

As of December 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 33.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

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

We have never paid any dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Introduction: The medical device industry faces unique cybersecurity challenges, given the sensitive nature of the data and the critical role of devices in patient care. Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, suppliers, patients and customers. We are committed to implementing robust security measures to protect against potential cyber threats and vulnerabilities that are constantly evolving across the globe.

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

Our cybersecurity infrastructure is based on a multi-layered defense framework, aligned with the U.S. National Institute of Standards and Technology guidelines. We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers, ensuring the service providers adhere to our security standards, thereby safeguarding our integrated operations. The strategic migration of our data centers and infrastructure to secure cloud environments, coupled with the implementation of targeted technical cybersecurity measures, underscores our dedication to establishing foundational security across our users, applications, data, systems, and networks.

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

We have insurance coverage in place for certain potential liabilities and costs relating to cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents.

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

Board Oversight and Management’s Role: The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee oversees the proper functioning of our cybersecurity risk management program to ensures strategic alignment and governance of our cybersecurity efforts at the highest level. All of the Audit Committee members are independent directors. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

Management has implemented risk management structures, policies and procedures, and Management is responsible for our day-to-day cybersecurity risk management. Our Chief Data and Information Officer, or CDIO, is responsible for our day-to-day assessment and management of cybersecurity risks. Our Enterprise Enablement function facilitates a cross-departmental approach, ensuring the executive leadership team receives quarterly updates on cybersecurity from various teams. This strategy promotes a comprehensive stakeholder engagement and enhances management oversight on cybersecurity. The updates cover progress on ongoing cybersecurity initiatives, insights from any potential threats or incidents, outputs and action plans from external vulnerability and penetration tests, and key performance metrics in line with industry standards.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we lease approximately 18,000 square feet of office space at our corporate headquarters in Goleta, California under a lease that expires in January 2028 and approximately 154,000 square feet of manufacturing and office space in Plano, Texas under a lease that expires in April 2031. In addition, we lease approximately 1,900 square feet of office space in Huntsville, Alabama and Aurora, Colorado with lease terms of three years; approximately 3,700 square feet of office space in De Meern in the Netherlands with a lease term of five years; approximately 3,600 square feet of office and warehouse space in Montpellier, France under leases that expire in June 2029 and October 2032; and approximately 6,000 square feet of office space in Beverly, Massachusetts with a lease term of three years. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

We lease approximately 51,000 square feet of manufacturing and office space in Goleta, California under a lease that expires in March 2030. In July 2023, we entered into an Assignment and Assumption of Lease Agreement in which a third party, the Assignee, assumed the rights, title, and interest in the lease, including assumption of lease payments. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumed responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, we remain the primary obligor under the lease to the landlord.

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

Stock performance graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the Nasdaq Composite Index from December 31, 2019 to December 31, 2024. This graph assumes an investment of $100 on December 31, 2019 in each of our common stock, the Nasdaq Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S&P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the Nasdaq Composite Index

$250
$200
$150
$100
$50
$0
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
Inogen, Inc.
S&P Healthcare Equipment & Supplies(1)
Russell 2000(2)
Nasdaq Composite(3)

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Inogen, Inc.	$100.00	$65.39	$49.76	$28.85	$8.03	$13.42
S&P Healthcare Equipment & Supplies(1)	100.00	132.91	136.96	104.99	98.45	103.45
Russell 2000(2)	100.00	119.96	137.74	109.59	128.14	142.93
Nasdaq Composite(3)	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22

(1)
The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)
The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)
The Nasdaq Composite is a market-value weighted index of all common stocks listed on the Nasdaq.

Stockholders

As of February 21, 2025, there were 8 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities authorized for issuance under equity compensation plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

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

The purpose of Management's Discussion and Analysis, or MD&A, is to provide an understanding of Inogen’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year-to-year. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. The MD&A is organized in the following sections:

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

For a fixed price, we also offer a lifetime warranty for direct-to-consumer sales for our oxygen concentrators. The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price, or SSP, method. We have vendor-specific objective evidence of the selling price for our equipment. To determine the selling price of the lifetime warranty, we use the best estimate of the SSP for the distinct performance obligation, as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy.

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

We elected to apply the practical expedient in accordance with Accounting Standards Codification, or ASC, 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component. We do not expect any revenue to be recognized over a multi-year period with the exception of revenue related to lifetime warranties.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. As a result of a decrease in our public stock price that caused our market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and was noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. We used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32.9 million was incurred in the quarter ended September 30, 2023. Total accumulated impairment losses were $32.9 million as of December 31, 2023 and 2024. As a result of the Tidal Assist® Ventilator technology intangible asset disposal in 2022, a quantitative analysis was required to be performed as of December 31, 2022 and concluded that there was no impairment.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Technology and customer relationship intangibles are amortized using the straight-line method.

Recent accounting pronouncements

Refer to Note 2 – Summary of significant accounting policies in the notes to the consolidated financial statements included in Part IV, Item 15 in this Annual Report on Form 10-K for further discussion.

Macroeconomic environment

While we have worked to improve our global supply chain, challenges and potential disruptions still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy, and changes in tariffs and tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downturn or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which has impacted, and may in the future negatively impact our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative respiratory market products, including our portable oxygen therapy solutions for patients with chronic respiratory conditions as well as our Simeox product for airway clearance treatment. Our leading portfolio of innovative POCs is designed to deliver high output ratio-to-weight, meaningful sound suppression and has among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold in the United States through direct patient and prescriber sales, as well as resellers and home medical equipment companies, and internationally through distributors and medical equipment companies.

We derive the majority of our revenue from the sale and rental of our Inogen One and Rove systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label collaborator. We sell multiple configurations of our Inogen One®, Rove and Inogen At Home systems with various batteries, accessories, warranties, power cords, and language settings. Our goal is to design, build, and market oxygen solutions that redefine how long-term oxygen therapy is delivered.

To accomplish this goal, we intend to:

•
Expand our domestic HME provider and reseller network. We remain focused on our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label collaborator, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model. The U.S. market represents a main opportunity for growth as we believe that the POC adoption is still in a low penetration rate.
•
Increase international business-to-business adoption. We continue to believe there is a sizable international market opportunity, particularly in Europe where there is existing oxygen reimbursement for respiratory conditions. In order to take advantage of these international markets, we have partnered with distributors who serve key customers in those markets. We additionally have an Inogen base of operations for sales and customer service in the Netherlands along with sales representatives based in focus European countries, and use a contract manufacturer, Foxconn, located in the Czech Republic to support the majority of our European sales volumes. We are also focused on expanding in the Asia-Pacific region and Latin America where we have added sales representatives to set up new distributors in promising markets.

•
Improve our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We are continuing to focus on the patient first initiative, which involves cross-training of sales representatives to execute cash sales and insurance rental. Additionally, we expect to continue to focus on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation with a downsized direct-to-consumer sales team.
•
Optimize our rental revenues. We continue to evolve our operating model to focus the enhanced sales teams to drive increased rental revenue by establishing relationships with the prescriber through a consistent cadence of contact. We continue to evaluate our hospital pilot program, which targets hospitals and practitioners to access patients earlier in their care pathway.
•
Invest in our product offerings to develop innovative products and expand clinical evidence. We incurred $21.6 million, $20.8 million and $21.9 million in 2024, 2023 and 2022, respectively, in research and development expenses, and we intend to continue to make similar investments in the foreseeable future.

We launched the Inogen® Rove 4™, our latest portable oxygen concentrator, in the U.S. and EU markets in October 2024, as well as in the UK in December 2024. The Inogen Rove 4 weighs 2.9 pounds and produces 840 ml per minute of oxygen output with quiet operations at 39 dBA and long battery life at 3 hours for a single battery, 4 hours and 15 minutes on our new intermediate battery, and up to 5 hours and 45 minutes for a double battery, as well as improvements to provide ease-of-use and improvements to design in compliance with MDR standards. The Inogen Rove 4 is our first POC to launch with three battery options.

The Inogen Rove 4 has an 8-year expected service life. The 8-year expected service life also extends to the Inogen One G5® and Inogen® Rove 6™ portable oxygen concentrators. We launched the Inogen One G5 in 2019. The Inogen One G5 is similar to the product specifications of the Inogen Rove 6. We estimate that the Inogen Rove 6 and Inogen One G5 are each suitable for over 90% of ambulatory long-term oxygen therapy patients based on our analysis of the patients who have contacted us and their clinical needs.

Inogen Connect, our connectivity platform is available on our Inogen Rove 4, Inogen One G4®, Inogen One G5, and Inogen Rove 6 products in the United States and Canada, is compatible with Apple and Android platforms and includes patient features such as purity status, battery life, product support functions, notification alerts, and remote software updates.

We plan to also continue to invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

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

Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients with bronchiectasis which is a condition that presents as the lung’s bronchi are damaged and widened in patients with cystic fibrosis or COPD. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the EU and is currently being sold in Europe and several other markets. In addition, we obtained 510(k) clearance for Simeox in December 2024 and plan to leverage our commercial infrastructure and capabilities to market the device in the United States, while continuing to market it in the other geographies. We intend to commercialize Simeox through the purchase of the product initially, followed by recurring sales of device disposables. We will begin efforts to obtain reimbursement coverage in the first quarter of 2025 for the Simeox product in the U.S.

Results of operations

Comparison of years ended December 31, 2024 and 2023

Revenue

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Sales revenue	$278,756	$251,607	$27,149	10.8%	83.0%	79.7%
Rental revenue	56,949	64,053	(7,104)	-11.1%	17.0%	20.3%
Total revenue	$335,705	$315,660	$20,045	6.4%	100.0%	100.0%

Sales revenue increased $27.1 million for the year ended December 31, 2024 from the year ended December 31, 2023, an increase of 10.8% from the prior year. The increase was primarily attributable to higher international and domestic business-to-business sales. We sold approximately 157,500 oxygen systems during the year ended December 31, 2024 compared to approximately 130,500 oxygen systems sold during the year ended December 31, 2023, an increase of 20.7%.

Rental revenue decreased $7.1 million for the year ended December 31, 2024 from the year ended December 31, 2023, or a decrease of 11.1% from the prior year. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates.

	Years ended
(dollar amounts in thousands)	December 31,		Change 2024 vs. 2023		% of Revenue
Revenue by region and category	2024	2023	$	%	2024	2023
Business-to-business domestic sales	$83,555	$66,196	$17,359	26.2%	24.9%	21.0%
Business-to-business international sales	117,207	89,401	27,806	31.1%	34.9%	28.3%
Direct-to-consumer domestic sales	77,994	96,010	(18,016)	-18.8%	23.2%	30.4%
Direct-to-consumer domestic rentals	56,949	64,053	(7,104)	-11.1%	17.0%	20.3%
Total revenue	$335,705	$315,660	$20,045	6.4%	100.0%	100.0%

Domestic business-to-business sales increased 26.2% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the result of increased demand from new customers and resellers.

International business-to-business sales increased 31.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in demand from our partners in Europe and new customers. In the year ended December 31, 2024, sales in Europe as a percentage of total international sales revenue slightly decreased to 85.0% versus 85.3% in 2023.

Domestic direct-to-consumer sales decreased 18.8% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by lower volume due to lower sales representative headcount, partially offset by increased average selling prices versus the prior year.

Domestic direct-to-consumer rentals decreased 11.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Cost of sales revenue	$148,655	$158,636	$(9,981)	-6.3%	44.3%	50.3%
Cost of rental revenue	32,309	30,325	1,984	6.5%	9.6%	9.6%
Total cost of revenue	$180,964	$188,961	$(7,997)	-4.2%	53.9%	59.9%

Gross profit - sales revenue	$130,101	$92,971	$37,130	39.9%	38.8%	29.4%
Gross profit - rental revenue	24,640	33,728	(9,088)	-26.9%	7.3%	10.7%
Total gross profit	$154,741	$126,699	$28,042	22.1%	46.1%	40.1%

Gross margin percentage - sales revenue	46.7%	37.0%
Gross margin percentage - rental revenue	43.3%	52.7%
Total gross margin percentage	46.1%	40.1%

Cost of sales revenue decreased $10.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, a decrease of 6.3%, due primarily to lower premiums paid for raw material components, partially offset by an increase in the numbers of systems sold. The year ended December 31, 2024 included $0.2 million of material cost premiums associated with open-market purchases of semiconductor chips used in our batteries and POCs compared to $14.2 million in the year ended December 31, 2023.

Cost of rental revenue increased $2.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, an increase of 6.5%. The increase in cost of rental revenue was primarily attributable to an increase in service costs. Cost of rental revenue included $12.6 million of rental asset depreciation for the year ended December 31, 2024 compared to $12.9 million for the year ended December 31, 2023.

Gross margin on sales revenue increased to 46.7% for the year ended December 31, 2024 from 37.0% for the year ended December 31, 2023. The increase was primarily due to lower material cost premiums associated with open-market purchases of semiconductor chips used in our POCs and operational efficiencies, partially offset by a change in sales mix towards increased business-to-business sales. Total worldwide business-to-business sales revenue accounted for 72.0% of total sales revenue in the year ended December 31, 2024 versus 61.8% in the year ended December 31, 2023.

Gross margin on rental revenue decreased to 43.3% for the year ended December 31, 2024 from 52.7% for the year ended December 31, 2023, primarily due to a higher mix shift of private-payor reimbursement, lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service, and higher service costs.

Research and development expense

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Research and development expense	$21,610	$20,840	$770	3.7%	6.4%	6.6%

Research and development expense increased $0.8 million for the year ended December 31, 2024 from the year ended December 31, 2023, representing an increase of 3.7%. This was due primarily to a $2.3 million increase in amortization costs of intangible assets related to the Physio-Assist acquisition, partially offset by a $1.6 million decrease in product development costs.

Sales and marketing expense

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Sales and marketing expense	$103,069	$107,091	$(4,022)	-3.8%	30.7%	33.9%

Sales and marketing expense decreased $4.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, a decrease of 3.8%. This was primarily due to decreases of $8.5 million in consulting fees, $1.9 million in dues, fees and licenses, and $1.6 million in credit card and financing fees, partially offset by an increase of $5.1 million in media and advertising costs, $1.5 million in personnel-related expenses, and $0.9 million in travel costs. In the year ended December 31, 2024, we spent $32.2 million in media and advertising costs versus $27.1 million in 2023.

General and administrative expense

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
General and administrative expense	$72,578	$75,260	$(2,682)	-3.6%	21.6%	23.8%

General and administrative expense decreased $2.7 million for the year ended December 31, 2024, from the year ended December 31, 2023, a decrease of 3.6%, primarily due to decreases of $3.8 million in the change in fair value of the earnout liability, $3.4 million in restructuring-related costs, $2.5 million in chief executive officer transition costs and $1.6 million in acquisition-related expenses. These decreases were partially offset by increases of $6.9 million in personnel-related expenses and $1.1 million in dues, fees and licenses.

Impairment charges

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Goodwill impairment	$—	$32,894	$(32,894)	-100.0%	0.0%	10.4%

There were no impairment charges for the year ended December 31, 2024. Impairment charges for the year ended December 31, 2023 resulted from a drop in our public stock price, which resulted in impairment charges to goodwill.

Other income, net

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Interest income, net	$5,190	$6,574	$(1,384)	-21.1%	1.5%	2.1%
Other income, net	850	468	382	81.6%	0.3%	0.1%
Total other income, net	$6,040	$7,042	$(1,002)	-14.2%	1.8%	2.2%

Total other income, net decreased $1.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, a decrease of 14.2%. The decrease was primarily attributable to a decrease of $1.4 million in interest income due to the lower interest rate environment.

Income tax expense (benefit)

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Income tax expense (benefit)	$(588)	$105	$(693)	-660.0%	-0.2%	0.0%
Effective income tax rate	1.6%	-0.1%

Income tax expense (benefit) decreased $0.7 million for the year ended December 31, 2024 from the year ended December 31, 2023. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to foreign taxes.

Our effective tax rate for the year ended December 31, 2024 increased compared to the year ended December 31, 2023, primarily due to foreign taxes.

Net loss

	Years ended December 31,		Change 2024 vs. 2023		% of Revenue
(dollar amounts in thousands)	2024	2023	$	%	2024	2023
Net loss	$(35,888)	$(102,449)	$66,561	65.0%	-10.7%	-32.5%

Net loss decreased $66.6 million for the year ended December 31, 2024 from the year ended December 31, 2023, or a decrease of 65.0%. The decrease in net loss was primarily related to lower goodwill impairment, material cost reductions and higher sales revenue.

Comparison of years ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2024, we had cash and cash equivalents of $113.8 million, which consisted of highly liquid investments with a maturity of three months or less. For the years ended December 31, 2024, 2023 and 2022, we received $0.8 million, $1.5 million and $1.7 million, respectively, in proceeds related to stock option exercises and our employee stock purchase plan.

As of December 31, 2024, we had a financing receivable of $6.5 million, which consisted of $1.8 million in current assets and $4.7 million in noncurrent assets. Our credit terms are predominately short term in nature; however, in certain circumstances, we offer extended payment terms to customers who have not met the payment terms of their original contract.

Our principal use of our funds for liquidity and capital resources in the year ended December 31, 2024 consisted of cash used in investing activities of $17.1 million for additional rental equipment, other property, plant and equipment and intangible assets, partially offset by cash provided by operating activities of $5.9 million and $2.8 million for net maturities of marketable securities.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2024	2023	2022
Cash provided by (used in) operating activities	$5,914	$(3,234)	$(37,532)
Cash used in investing activities	(13,975)	(59,315)	(10,877)
Cash provided by financing activities	265	960	380
Effect of exchange rates on cash	(281)	67	(481)
Net decrease in cash and cash equivalents	$(8,077)	$(61,522)	$(48,510)

(amounts in thousands)	December 31,
Summary of working capital	2024	2023
Total current assets	$185,451	$207,067
Total current liabilities	76,686	72,496
Net working capital	$108,765	$134,571

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash provided by operating activities for the year ended December 31, 2024 consisted primarily of non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $21.0 million, provision for sales returns and doubtful accounts of $10.9 million, stock-based compensation expense of $7.4 million, net loss on disposal of rental assets and other assets of $4.5 million, and change in fair value of earnout liability of $3.0 million. These adjustment items were partially offset by our net loss of $35.9 million, and an increase in deferred tax assets of $1.2 million. The net changes in operating assets and liabilities resulted in a net use of cash of $4.4 million.

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

For the year ended December 31, 2024, we invested $32.7 million in the purchase of marketable securities, $15.0 million in the production and purchase of rental assets and other property and equipment, and $2.1 million in intangible assets, partially offset by $35.5 million we received from maturities of marketable securities.

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

For the year ended December 31, 2024, net cash provided by financing activities consisted of $0.8 million from the proceeds received from purchases under our employee stock purchase program, partially offset by the payment of employment taxes related to the vesting of restricted stock units of $0.5 million.

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

Sources of funds

Our net cash provided by operating activities in the year ended December 31, 2024 was $5.9 million compared to net cash used in operating activities of $3.2 million in the year ended December 31, 2023. As of December 31, 2024, we had cash and cash equivalents of $113.8 million.

On January 25, 2025, we entered into a securities purchase agreement with Yuwell (Hong Kong) Holdings Limited, an affiliate of Jiangsu Yuyue Medical Equipment & Supply Co., Ltd. Pursuant to the securities purchase agreement, Yuwell (Hong Kong) Holdings Limited has agreed to purchase 2,626,425 shares of the Company's common stock at a price per share of $10.36, for an aggregate purchase price of approximately $27.2 million. The transaction closed on February 21, 2025.

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

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2024.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$21,126	$3,336	$7,255	$6,271	$4,264
Purchase obligations (2)	58,400	58,400	—	—	—
Total	$79,526	$61,736	$7,255	$6,271	$4,264

(1)
We lease manufacturing and office space in Plano, TX, Goleta, CA, Smyrna, TN, Huntsville, AL, Aurora, CO, Beverly, MA, De Meern, Netherlands and Montpellier, France with terms that expire between 2025 and 2031 and miscellaneous office and processing equipment in Texas and California with terms expiring between 2025 and 2028. Included in these amounts are the lease payments assumed by a third party, referred to as the Assignee, based on an Assignment and Assumption of Lease Agreement in which the Assignee assumed the rights, title, and interest in the lease. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumed responsibility for the monthly lease payments, and we remain the primary obligor under the lease to the landlord.
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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2024	2023	2022
Net loss (GAAP)	$(35,888)	$(102,449)	$(83,772)
Non-GAAP adjustments:
Interest income, net	(5,190)	(6,574)	(2,837)
Provision (benefit) for income taxes	(588)	105	504
Depreciation and amortization	21,004	18,152	23,514
EBITDA (non-GAAP)	(20,662)	(90,766)	(62,591)
Stock-based compensation	7,397	7,427	12,283
Acquisition-related expenses	784	2,413	—
Restructuring-related and other charges	—	3,426	—
Impairment charges	—	32,894	—
Change in fair value of earnout liability	3,000	6,822	(15,386)
Loss on disposal of intangible asset	—	—	52,161
Adjusted EBITDA (non-GAAP)	$(9,481)	$(37,784)	$(13,533)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2024 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $9.0 million decline in revenue for the year ended December 31, 2024. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $113.8 million as of December 31, 2024, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce our future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2024 and December 31, 2023. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2024 or December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2025

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, May 14, 2025, as a virtual meeting. Holders of record at the close of business on Monday, March 17, 2025, will be entitled to vote at the meeting.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or the Proxy Statement, and is incorporated herein by reference.

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

79

Inogen, Inc.

Index to Financial Statements

and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $9.9 million at December 31, 2024.

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

February 28, 2025

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$113,795	$125,492
Marketable securities	—	2,979
Restricted cash	3,620	—
Accounts receivable, net	29,563	42,241
Inventories, net	24,812	21,840
Income tax receivable	538	669
Prepaid expenses and other current assets	13,123	13,846
Total current assets	185,451	207,067
Property and equipment, net	44,400	50,316
Goodwill	9,465	10,057
Intangible assets, net	30,493	34,591
Operating lease right-of-use asset	18,295	20,338
Other assets	8,081	3,825
Total assets	$296,185	$326,194
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$27,153	$30,142
Accrued payroll	17,189	11,066
Warranty reserve - current	9,736	9,628
Operating lease liability - current	2,812	3,653
Earnout liability	13,000	10,000
Deferred revenue - current	6,654	7,980
Income tax payable	142	27
Total current liabilities	76,686	72,496
Long-term liabilities
Warranty reserve - noncurrent	16,350	13,850
Operating lease liability - noncurrent	16,594	18,270
Deferred revenue - noncurrent	5,747	8,227
Deferred tax liability	6,948	8,539
Total liabilities	122,325	121,382
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 23,902,338 and 23,324,750 shares issued and outstanding as of December 31, 2024 and 2023, respectively	24	23
Additional paid-in capital	328,174	320,513
Accumulated deficit	(152,837)	(116,949)
Accumulated other comprehensive income (loss)	(1,501)	1,225
Total stockholders' equity	173,860	204,812
Total liabilities and stockholders' equity	$296,185	$326,194

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
Sales revenue	$278,756	$251,607	$320,549
Rental revenue	56,949	64,053	56,692
Total revenue	335,705	315,660	377,241
Cost of revenue
Cost of sales revenue	148,655	158,636	197,805
Cost of rental revenue, including depreciation of $12,592, $12,893 and
$11,103, respectively	32,309	30,325	25,903
Total cost of revenue	180,964	188,961	223,708
Gross profit
Gross profit-sales revenue	130,101	92,971	122,744
Gross profit-rental revenue	24,640	33,728	30,789
Total gross profit	154,741	126,699	153,533
Operating expense
Research and development	21,610	20,840	21,943
Sales and marketing	103,069	107,091	120,767
General and administrative	72,578	75,260	43,905
Loss on disposal of intangible asset	—	—	52,161
Impairment charges	—	32,894	—
Total operating expense	197,257	236,085	238,776
Loss from operations	(42,516)	(109,386)	(85,243)
Other income (expense)
Interest income, net	5,190	6,574	2,837
Other income (expense)	850	468	(862)
Total other income, net	6,040	7,042	1,975
Loss before provision (benefit) for income taxes	(36,476)	(102,344)	(83,268)
Provision (benefit) for income taxes	(588)	105	504
Net loss	(35,888)	(102,449)	(83,772)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(2,590)	1,358	(597)
Change in net unrealized losses on foreign currency hedging	(324)	—	(3,130)
Less: reclassification adjustment for net gains included in net loss	324	—	1,990
Total net change in unrealized losses on foreign currency hedging	—	—	(1,140)
Change in net unrealized gains (losses) on marketable securities	(136)	110	25
Total other comprehensive income (loss), net of tax	(2,726)	1,468	(1,712)
Comprehensive loss	$(38,614)	$(100,981)	$(85,484)

Basic net loss per share attributable to common stockholders (Note 2)	$(1.52)	$(4.42)	$(3.67)
Diluted net loss per share attributable to common stockholders (Note 2)	$(1.52)	$(4.42)	$(3.67)
Weighted-average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	23,654,395	23,176,098	22,852,571
Diluted shares of common stock	23,654,395	23,176,098	22,852,571

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

				Retained	Accumulated
			Additional	earnings	other	Total
	Common stock		paid-in	(accumulated	comprehensive	stockholders'
	Shares	Amount	capital	(deficit)	income (loss)	equity
Balance, December 31, 2021	22,731,586	$23	$299,463	$69,272	$1,469	$370,227
Stock-based compensation	—	—	12,283	—	—	12,283
Employee stock purchases	62,328	—	1,691	—	—	1,691
Restricted stock awards issued, net of forfeitures	(5,134)	—	—	—	—	—
Vesting of restricted stock units	141,728	—	(1,252)	—	—	(1,252)
Shares withheld related to net restricted stock settlement	(3,019)	—	(103)	—	—	(103)
Stock options exercised	14,154	—	44	—	—	44
Net loss	—	—	—	(83,772)	—	(83,772)
Other comprehensive loss	—	—	—	—	(1,712)	(1,712)
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	7,427	—	—	7,427
Employee stock purchases	136,032	—	1,094	—	—	1,094
Vesting of restricted stock units	192,735	—	(517)	—	—	(517)
Shares withheld related to net restricted stock settlement	(92)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(102,449)	—	(102,449)
Other comprehensive income	—	—	—	—	1,468	1,468
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	7,397	—	—	7,397
Stock issued	644,854	1	810	—	—	811
Tax withholding related to vesting of restricted stock units	(67,266)	—	(546)	—	—	(546)
Net loss	—	—	—	(35,888)	—	(35,888)
Other comprehensive loss	—	—	—	—	(2,726)	(2,726)
Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(35,888)	$(102,449)	$(83,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,004	18,152	23,514
Loss on rental units and other assets	4,535	4,508	3,095
Gain on sale of former rental assets	(165)	(84)	(154)
Provision for sales revenue returns and doubtful accounts	10,890	10,730	13,024
Provision for inventory losses	233	2,691	2,423
Loss on purchase commitments	448	2,057	—
Stock-based compensation expense	7,397	7,427	12,283
Deferred income taxes	(1,150)	(251)	—
Change in fair value of earnout liability	3,000	6,822	(15,386)
Loss on disposal of intangible asset	—	—	52,161
Impairment charges	—	32,894	—
Changes in operating assets and liabilities:
Accounts receivable	(5,187)	10,141	(51,337)
Inventories	(3,538)	7,878	(5,601)
Income tax receivable	120	988	(281)
Prepaid expenses and other current assets	2,411	5,583	6,803
Operating lease right-of-use asset	3,854	3,413	3,259
Other noncurrent assets	551	(1,110)	224
Accounts payable and accrued expenses	(3,414)	(9,177)	6,759
Accrued payroll	6,222	(508)	(6,106)
Warranty reserve	2,608	3,565	6,187
Deferred revenue	(3,806)	(3,075)	(1,150)
Income tax payable	115	27	(82)
Operating lease liability	(4,326)	(3,456)	(3,395)
Net cash provided by (used in) operating activities	5,914	(3,234)	(37,532)
Cash flows from investing activities
Purchases of available-for-sale securities	(32,657)	(26,869)	—
Maturities of available-for-sale securities	35,500	24,000	10,014
Investment in intangible assets	(2,090)	(494)	—
Investment in property and equipment	(3,360)	(5,218)	(3,337)
Production and purchase of rental equipment	(11,643)	(21,299)	(17,885)
Proceeds from sale of former assets	275	198	331
Acquisition of business, net of cash acquired	—	(29,633)	—
Net cash used in investing activities	(13,975)	(59,315)	(10,877)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from stock options exercised	—	384	44
Proceeds from employee stock purchases	811	1,094	1,691
Payment of employment taxes related to release of restricted stock	(546)	(518)	(1,355)
Net cash provided by financing activities	265	960	380
Effect of exchange rates on cash	(281)	67	(481)
Net decrease in cash, cash equivalents and restricted cash	(8,077)	(61,522)	(48,510)
Cash, cash equivalents and restricted cash, beginning of period	125,492	187,014	235,524
Cash, cash equivalents and restricted cash, end of period	$117,415	$125,492	$187,014

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$375	$(703)	$499
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	3,178	—
Property and equipment in accounts payable and accrued expenses	197	204	428

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Nature of business

Inogen, Inc. (Company or Inogen) was incorporated in Delaware on November 27, 2001. The Company is a medical technology business that primarily develops, manufactures, and markets innovative respiratory products, such as portable oxygen concentrators (POCs) used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions. Traditionally, these patients have relied on stationary oxygen concentrator systems for use in the home and oxygen tanks or cylinders for mobile use, which the Company refers to as the delivery model. The tanks and cylinders must be delivered regularly and contain a finite amount of oxygen, which requires patients to plan activities outside of their homes around delivery schedules and a finite oxygen supply. Additionally, patients must attach long, cumbersome tubing to their stationary concentrators simply to enable mobility within their homes. The Company’s proprietary Inogen One and Inogen Rove systems concentrate the air around the patient to offer a source of supplemental oxygen anytime, anywhere with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. The Company’s Inogen One and Inogen Rove systems reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility.

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

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price (SSP) and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets and goodwill, financing receivable and fair value of earnout liabilities. Actual results could differ from these estimates.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the years ended December 31, 2024 and December 31, 2023 was primarily driven by $5,088 and $6,438, respectively, of revenues recognized that were included in the deferred revenue balances, partially offset by $1,695 and $3,219, respectively, of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $9,922 and $13,315 as of December 31, 2024 and December 31, 2023, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

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

	Years ended December 31,
Revenue by region and category	2024	2023	2022
Business-to-business domestic sales	$83,555	$66,196	$86,049
Business-to-business international sales	117,207	89,401	101,163
Direct-to-consumer domestic sales	77,994	96,010	133,337
Total sales revenue	$278,756	$251,607	$320,549

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company has not deferred any amounts associated with the capped rental period as of December 31, 2024 and December 31, 2023. Amounts related to the capped rental period have not been material in the periods presented.

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

Product Warranty

The Company generally provides a warranty against defects in material and workmanship. The Company provides a three-year, five-year or lifetime warranty on Inogen One and Rove systems and a three-year and lifetime warranty on Inogen At Home systems sold. The Company only offers a lifetime warranty for direct-to-consumer sales of its oxygen concentrators. For a fixed price, the Company agrees to provide a fully functional oxygen concentrator for the remaining life of the patient. Lifetime warranties are only offered to patients upon the initial sale of oxygen concentrators directly from the Company and are non-transferable. The Company’s products are subject to regulatory and quality standards. The Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. The Company evaluates the liability each reporting period. Warranty costs are primarily estimated based on product return rates, historical warranty repair costs incurred and historical failure rates. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the product version has been sold and future expectations of performance based on new features and capabilities. Actual warranty costs could differ materially from the estimated amounts.

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, financing receivable, accounts receivable, accounts payable and accrued expenses. The carrying values of its financial instruments approximate fair value based on their short-term nature.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and marketable securities:

	As of December 31, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Restricted
	cost	gains	Fair value	equivalents	cash
Cash	$23,053	$—	$23,053	$23,053	$—
Level 1:
Money market accounts	72,129	—	72,129	68,509	3,620

Level 2:
Institutional Insured Liquidity Deposit Savings	22,233	—	22,233	22,233	—
Total	$117,415	$—	$117,415	$113,795	$3,620

	As of December 31, 2023
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable
	cost	gains	Fair value	equivalents	securities
Cash	$12,611	$—	$12,611	$12,611	$—
Level 1:
Money market accounts	72,368	—	72,368	72,368	—

Level 2:
Corporate bonds	2,979	—	2,979	—	2,979
U.S. Treasury securities	19,252	136	19,388	19,388	—
Institutional Insured Liquidity Deposit Savings	21,125	—	21,125	21,125	—
Total	$128,335	$136	$128,471	$125,492	$2,979

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related receivable of $351 and related payable of $155 as of December 31, 2024 and December 31, 2023, respectively.

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

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2024
	Foreign	Unrealized	Accumulated
	currency	losses	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2023	$1,089	$136	$1,225
Other comprehensive loss	(2,590)	(136)	(2,726)
Balance as of December 31, 2024	$(1,501)	$—	$(1,501)

	As of December 31, 2023
	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2022	$(269)	$26	$(243)
Other comprehensive income	1,358	110	1,468
Balance as of December 31, 2023	$1,089	$136	$1,225

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

The fair value of the New Aera earnout was determined historically by employing a Monte Carlo simulation in a risk-neutral framework. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earnout period for recognized revenue is each calendar year beginning with calendar year 2019 and ending on the calendar year in which the earnout consideration equals the earnout cap. As a result of the earnout requirements not expected to be met for New Aera due to the asset disposal, the Company considered the fair value measurement of the earnout liability to be $0 as of December 31, 2024 and 2023. Additional information on the loss on disposal of intangible asset contained later in this Note in Long-lived assets.

The fair value of the Physio-Assist earnout was valued using a probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the achievement of one of two milestones related to FDA De Novo authorization or 510(k) clearance for the Simeox Airway Clearance System within four years of the date of the closing of the transaction. Significant increases or decreases in these inputs could result in a significant impact on our fair value measurement. In December 2024, the Company received FDA 510(k) clearance of its Simeox 200 device. Upon clearance, the Company became obligated to make the $13,000 cash earnout milestone payment. The payment was made within ten business days following the date clearance was received.

The reconciliation of the earnout liabilities measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2022	$—
Addition for acquisition	3,178
Change in fair value	6,822
Balance as of December 31, 2023	$10,000
Change in fair value	3,000
Balance as of December 31, 2024	$13,000

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

The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of accounts receivable. For the years ended December 31, 2024 and December 31, 2023, the Company had increases of $2,127 and $1,055, respectively, in the net rental revenue related to prior years.

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2024 and December 31, 2023 were as follows:

	As of		As of
	December 31, 2024		December 31, 2023
Net accounts receivable	$	%	$	%
Rental (1)	$4,863	16.4%	$6,401	15.2%
Business-to-business and other receivables (2)	24,700	83.6%	35,840	84.8%
Total net accounts receivable	$29,563	100.0%	$42,241	100.0%

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
One customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024. Two customers each represented more than 10% of the Company’s net accounts receivable balance with net accounts receivable balances of $8,639 and $4,994, respectively, as of December 31, 2023.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable by aging category and invoice due date as of December 31, 2024 and December 31, 2023.

	As of		As of
	December 31, 2024		December 31, 2023
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$491	1.7%	$1,388	3.3%
Aged 0-90 days	27,973	94.6%	32,020	75.8%
Aged 91-180 days	633	2.1%	8,222	19.5%
Aged 181-365 days	466	1.6%	574	1.4%
Aged over 365 days	—	0.0%	37	0.0%
Total net accounts receivable	$29,563	100.0%	$42,241	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2024 and December 31, 2023:

	As of		As of
	December 31, 2024		December 31, 2023
Allowances - accounts receivable	$	%	$	%
Doubtful accounts	$458	1.5%	$2,341	5.2%
Sales returns	413	1.4%	479	1.1%
Total allowances - accounts receivable	$871	2.9%	$2,820	6.3%

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities, financing receivable and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. The Company has also entered into hedging relationships with a single counterparty to offset the forecasted Euro-based revenues. The credit risk has been reduced due to a net settlement arrangement whereby the Company is allowed to net settle transactions with a single net amount payable by one party to the other.

Financing receivable

The Company's credit terms are predominately short term in nature from delivery of the product or invoicing. However, in certain circumstances, the Company offers extended payment terms to customers who have not met the payment terms of their original contract. In addition, certain customers may not comply with formal payment terms specified in their written agreements with us. When the period between the transfer of control of the products and payment is expected to be greater than one year, the Company will adjust the promised amount of consideration for the effects of a significant financing component. When contracts contain a significant financing component in which the Company is effectively financing the customer, a portion of the transaction price is recognized as interest income rather than revenue using a discount rate that reflects the rate that would be used in a separate financing transaction between the Company and the customer. The Company exercises judgment to determine an appropriate interest rate considering the customer’s credit characteristics and current economic conditions.

Based on an agreement reached on December 31, 2024 with a customer, the Company agreed to a revised payment schedule through 2028 for $7,500 in outstanding net accounts receivables related to prior year sales. As a result, the receivable was reclassified to a financing receivable. The related net accounts receivable as of December 31, 2023 was $8,639 for this customer. The current and noncurrent financing receivable related to this agreement was $1,751 and $4,747 as of December 31, 2024, respectively, and are classified within prepaid expenses and other current assets and other assets - noncurrent in the consolidated balance sheets.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. Medicare's service reimbursement programs represented more than 10% of the Company’s total revenue for the years ended December 31, 2023 and 2022. One customer represented more than 10% of the Company's net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024. Two customers each represented more than 10% of the Company's net accounts receivable balance with net accounts receivable balances of $8,639 and $4,994, respectively, as of December 31, 2023.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 56.3%, 67.7% and 77.0% of rental revenue in 2024, 2023 and 2022, respectively, and based on total revenue were 9.5%, 13.7% and 11.6% for 2024, 2023 and 2022, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,107, or 4.8%, of total net accounts receivable as of December 31, 2024 compared to $2,059, or 4.9%, of total net accounts receivable as of December 31, 2023.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2024, the Company’s three major vendors accounted for 19.6%, 18.4% and 10.2%, respectively, of total raw material purchases. For the year ended December 31, 2023, the Company’s three major vendors accounted for 30.8%, 16.1% and 7.9%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 77.2%, 77.7% and 70.9% of the non-U.S. revenue for the years ended December 31, 2024, 2023 and 2022, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2024, 2023 and 2022, respectively, is as follows:

	Years ended December 31,
	2024	2023	2022
U.S. revenue	$218,498	$226,259	$276,078
Non-U.S. revenue	117,207	89,401	101,163
Total revenue	$335,705	$315,660	$377,241

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,291 and $1,225 as of December 31, 2024 and 2023, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the years ended December 31, 2024, 2023 and 2022, $562, $2,187 and $1,221, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	December 31,
	2024	2023
Raw materials and work-in-progress	$19,224	$18,036
Finished goods	7,633	6,871
Less: reserves	(2,045)	(3,067)
Inventories, net	$24,812	$21,840

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives as follows:

Rental equipment	1.5-8 years
Manufacturing equipment and tooling	3-5 years
Computer equipment and software	2-3 years
Furniture and equipment	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $6,413, $5,143 and $4,528 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2024, 2023 and 2022, respectively.

	Years ended December 31,
	2024	2023	2022
Rental equipment	$12,592	$12,893	$11,103
Other property and equipment	4,082	4,057	3,942
Total depreciation and amortization	$16,674	$16,950	$15,045

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2024 and 2023, respectively.

	December 31,
Property and equipment	2024	2023
Rental equipment, net of allowances of $3,744 and $2,606, respectively	$64,012	$67,804
Other property and equipment	25,123	30,357
Property and equipment	89,135	98,161

Accumulated depreciation
Rental equipment	32,294	31,023
Other property and equipment	12,441	16,822
Accumulated depreciation	44,735	47,845

Property and equipment, net
Rental equipment, net of allowances of $3,744 and $2,606, respectively	31,718	36,781
Other property and equipment	12,682	13,535
Property and equipment, net	$44,400	$50,316

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the years ended December 31, 2024 and 2023.

On December 19, 2022, the Company determined to dispose of the technology intangible assets previously acquired from New Aera related to the Tidal Assist Ventilator (TAV) technology by ceasing development of such assets and abandoning the TAV program (the Disposal Determination). Prior to December 19, 2022, the TAV intangible asset was held and used, including ongoing research and development and no significant revenue. The Company made the Disposal Determination based on the Company’s assessment that continued development of the assets would not be economically feasible. The assessment considered many factors, including 1) the lack of compatibility and functionality of the technology intangible asset within the Company’s existing product portfolio, 2) the lack of commercial potential of such products that were not approved for ventilation Medicare reimbursement and a negative litigation outcome that occurred subsequent to the approved coding process, and 3) the substantial additional investment that would be required in order to attempt to achieve any commercial potential with substantial risk that no benefit would ever be achievable. There had been no significant revenue associated with the sale of products developed from the technology intangible asset acquired from New Aera to date and the Company does not expect any revenue from such products going forward. Upon abandonment, the Company recognized a loss on disposal of $52,161 in our consolidated statements of comprehensive loss for the year ended December 31, 2022 for intangible assets, inventories, fixed assets, and construction in process associated with the TAV technology. As a result of no future sales, the fair value of the earnout resulted in a benefit of $13,687 to general and administrative expense during the fourth quarter of 2022.

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

Advertising costs

Advertising costs, which were approximately $32,176, $27,120 and $33,265 during the years ended December 31, 2024, 2023 and 2022, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

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

Loss per share

Loss per share (EPS) is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company’s weighted-average outstanding shares of common stock. Diluted loss per share is calculated using the Company’s weighted-average outstanding shares of common stock including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Years ended December 31,
	2024	2023	2022
Numerator—basic and diluted:
Net loss	$(35,888)	$(102,449)	$(83,772)

Denominator:
Weighted average shares of common stock - basic common stock (1)	23,654,395	23,176,098	22,852,571
Weighted average shares of common stock - diluted common stock	23,654,395	23,176,098	22,852,571

Net loss per share - basic common stock	$(1.52)	$(4.42)	$(3.67)
Net loss per share - diluted common stock (2)	$(1.52)	$(4.42)	$(3.67)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	23,654,395	23,176,098	22,852,571
Stock options and other dilutive awards	557,197	160,682	115,155
Weighted average shares of common stock - diluted common stock	24,211,592	23,336,780	22,967,726

Shares excluded from diluted weighted average shares:
Stock options	5,000	104,681	329,586
Restricted stock units and restricted stock awards	375,486	926,859	528,398
Shares excluded from diluted weighted average shares	380,486	1,031,540	857,984

(1)
Unvested restricted stock units and restricted stock awards are not included as shares outstanding in the calculation of basic earnings per share. Vested restricted stock units and restricted stock awards are included in basic earnings per share if all vesting and performance criteria have been met. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. Restricted stock awards are eligible to receive all dividends declared on the Company’s common stock during the vesting period; however, such dividends are not paid until the restrictions lapse.
(2)
Due to net losses for the years ended December 31, 2024, 2023 and 2022, diluted loss per share is the same as basic loss per share.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results of operations.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures. The new guidance expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on January 1, 2024. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results of operations.

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

A potential earnout payment of either $13,000 (without a clinical trial requirement) or $11,000 (with a required clinical trial less related development costs) is dependent upon the achievement of one of two milestones related to the FDA De Novo authorization or 510(k) clearance for the Simeox Airway Clearance System within four years of the date of the closing of the transaction. The fair value of the earnout liability was measured using the probability weighted expected return methodology and was discounted using a rate and probability that appropriately captures the risk associated with the obligation. Upon receipt of FDA 510(k) clearance of the Simeox 200 device in December 2024, the Company became obligated to make the $13,000 cash earnout milestone payment.

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

The consolidated financial and operating results reflect the Physio-Assist operations beginning September 14, 2023. The following unaudited pro forma information for the twelve months ended December 31, 2023 and December 31, 2022 presents total revenue and net loss assuming the acquisition of Physio-Assist had occurred as of January 1, 2022.

	Twelve months ended
	December 31,
	2023	2022
Total revenue	$318,737	$379,305
Net loss	$(105,230)	$(87,079)

4. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

Balance as of December 31, 2022	$32,852
Translation adjustment	344
Impairment charge	(32,894)
Acquisition	9,755
Balance as of December 31, 2023	10,057
Translation adjustment	(592)
Balance as of December 31, 2024	$9,465

As a result of a decrease in Company’s public stock price that caused the Company's market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. The Company used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32,894 was incurred in the quarter ended September 30, 2023. Accumulated impairment losses were $32,894 as of December 31, 2024 and 2023.

Intangible assets

There were no impairment losses related to the Company’s intangible assets as of December 31, 2024 and 2023. Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years ended December 31,
	2024	2023	2022
Research and development expense	$3,319	$986	$7,813
Sales and marketing expense	798	155	116
General and administrative expense	213	61	540
Total	$4,330	$1,202	$8,469

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$31,342	$4,048	$27,294
Licenses	10	159	159	—
Patents and websites	5	3,776	3,752	24
Customer relationships	4-10	2,799	1,447	1,352
Trade name	4	194	63	131
Commercials	3	494	282	212
Internally developed software	3	2,090	610	1,480
Total		$40,854	$10,361	$30,493

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2023	(in years)	amount	amortization	Net amount
Developed technology	10	$33,303	$971	$32,332
Licenses	10	185	185	—
Patents and websites	5	4,518	4,429	89
Customer relationships	4	2,974	1,372	1,602
Trade name	4	206	15	191
Commercials	3	494	117	377
Total		$41,680	$7,089	$34,591

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
2024
2025	$4,218
2026	4,087
2027	3,411
2028	3,289
2029	3,289
Thereafter	12,199
Total	$30,493

5. Current liabilities

Accounts payable and accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Accounts payable	$16,616	$13,454
Accrued inventory (in-transit and unvouchered receipts) and trade payables	6,917	10,054
Accrued loss on purchase commitments	672	2,057
Other accrued expenses	2,948	4,577
Total accounts payable and accrued expenses	$27,153	$30,142

Accrued payroll as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Accrued bonuses	$6,370	$1,110
Accrued wages and other payroll related items	5,570	4,170
Accrued vacation	3,456	3,194
Accrued severance	1,429	2,284
Accrued employee stock purchase plan deductions	364	308
Total accrued payroll	$17,189	$11,066

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from three years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $4,227, $4,017, and $3,870 for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party, referred to as the Assignee, assumed the rights, title, and interest in the lease, including assumption of lease payments. As inducement for the Assignee to enter into the agreement, the Company paid an incentive of $395, provided for four months of free rent for the period October 1, 2023 through January 31, 2024, and conveyed ownership of certain items of the facility's furniture and equipment. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumed responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, Inogen remains the primary obligor under the lease to the landlord. The Assignee gained control to the facility on September 29, 2023, and related sublease income was not material.

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending December 31,
2025	$1,136
2026	1,136
2027	1,136
2028	1,136
2029	1,136
Thereafter	1,609
$7,289

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$4,391	$4,044
Operating lease cost	4,173	3,979
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,838	1,781
Weighted-average remaining lease term	3.2 years	2.9 years
Weighted-average discount rate	5.7%	4.5%

Maturities of lease liabilities due in the 12-month period ending December 31,
2025	$3,336
2026	3,649
2027	3,606
2028	3,179
2029	3,093
Thereafter	4,264
21,127
Less imputed interest	(1,721)
Total lease liabilities	$19,406

Operating lease liability - current	2,812
Operating lease liability - noncurrent	16,594
Total lease liabilities	$19,406

7. Income taxes

The components of the Company’s loss before provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2024	2023	2022
United States	$(29,143)	$(99,015)	$(84,422)
Foreign	(7,333)	(3,329)	1,154
Loss before provision for income taxes	$(36,476)	$(102,344)	$(83,268)

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
Current tax expense	2024	2023	2022
State	$16	$229	$201
Foreign	406	127	303
Total current tax expense	422	356	504
Deferred tax benefit
Foreign	(1,010)	(251)	—
Provision (benefit) for income taxes	$(588)	$105	$504

The components of deferred tax assets and liabilities consist of the following:

	As of December 31,
Deferred tax assets (liabilities)	2024	2023
Accrued expenses	$11,167	$10,121
Net operating loss and credit carryforward	43,309	41,195
Allowance, reserves and other	2,753	3,015
Stock-based compensation	5,368	5,809
Lease liability	4,601	5,098
Capitalized R&D under Sec 174	8,544	6,257
Deferred tax assets	75,742	71,495
Property, plant, and equipment	(6,799)	(8,806)
Intangible amortization	(5,018)	(6,528)
Right-of-use asset	(4,340)	(4,732)
Deferred tax liabilities	(16,157)	(20,066)
Valuation allowance	(66,533)	(59,968)
Total	$(6,948)	$(8,539)

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years ended December 31,
	2024	2023	2022
U.S. Statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	1.54%	1.43%	3.53%
Stock-based compensation	-2.35%	-0.66%	-1.02%
R&D credit, net of reserve	1.58%	1.00%	1.32%
Change in fair value	-1.73%	-1.40%	3.88%
Nondeductible compensation	-0.83%	-0.09%	-1.50%
Valuation allowance	-17.83%	-14.80%	-27.75%
Goodwill impairment charge	—	-6.75%	—
Other	0.23%	0.17%	-0.07%
Effective income tax rate	1.61%	-0.10%	-0.61%

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, Netherlands, France and Germany. The statute of limitations has expired for all tax years prior to 2021 for federal and prior to 2017 for various state tax purposes. The statute of limitations has expired for all tax years prior to 2022 for France, prior to 2021 for Germany, and prior to 2020 for Netherlands purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2024, the Company had $126,180, $70,477 and $15,189 of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $118,384 have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2034 and 2028, respectively, if not utilized. Foreign net operating loss carryforwards of $15,189 also have an indefinite life. As of December 31, 2024, the Company had federal and California research and development credit carryforwards of $7,471 and $4,654, respectively. The federal credit will begin to expire in 2025; the California credit has indefinite carryforward. As of December 31, 2024, the Company had a federal foreign tax credit carryforward of $774. The federal credit will begin to expire in 2027.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. As of December 31, 2024 and 2023, the Company determined that net deferred tax assets are not more likely than not realizable based on cumulative three-year pretax losses and recorded a full valuation allowance. The Company’s valuation allowance may increase or decrease during the next 12 months based on future operating results. The increase in valuation allowance of $6,565 is attributable to losses generated in the current year.

As of December 31, 2024, unremitted earnings of the subsidiaries outside of the United States were approximately $6,552, on which no deferred tax liability has been recorded. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive loss.

Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, were $2,922, $2,778 and $2,366, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
Reconciliation of liability for unrecognized tax benefits	2024	2023	2022
Balance at beginning of period	$2,778	$2,366	$2,078
Additions based on tax positions related to current year	193	400	242
Reductions based on tax positions related to prior year	(82)	(34)	—
Additions based on tax positions related to prior year	33	46	46
Balance at end of period	$2,922	$2,778	$2,366

8. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2024, 2023 and 2022.

Stock incentive plans

The Company has a 2014 Equity Incentive Plan (2014 Plan) under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of December 31, 2024, awards with respect to 280,193 shares of the Company's common stock were outstanding.

The Company’s stockholders approved the adoption of the Amended and Restated 2023 Equity Incentive Plan (2023 Plan) on June 5, 2024 that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. The 2023 Plan became effective on June 7, 2024. The 2014 Plan terminated upon effectiveness of the 2023 Plan and no further awards will be made under the 2014 Plan, but the 2014 Plan will continue to govern awards previously granted under it. The number of shares of common stock reserved for issuance under the 2023 Plan was: (i) 1,600,000 shares, plus (ii) (A) 2,027,790 shares that, as of immediately before the termination or expiration of the 2014 Plan, had been reserved but not issued under any 2014 Plan awards and are not subject to any awards granted under the 2014 Plan, plus (B) any shares subject to awards granted under the 2014 Plan or the 2012 Plan that, after the 2014 Plan is terminated or expired, expire or otherwise terminate without having been exercised or issued in full or are forfeited to or repurchased by the Company due to failure to vest with the maximum number of shares that may be added to the 2023 Plan under subsection (ii) above equal to 2,950,000 shares.

As of December 31, 2024, awards with respect to 1,299,384 shares of the Company's common stock were outstanding, and 2,393,025 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2024, the Company issued 225,000 shares of common stock to a certain new hire issuable upon (i) the vesting of a maximum of 75,000 time-based restricted stock units granted, and (ii) the vesting of a maximum of 150,000 share of performance-based restricted stock units granted to induce the employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

The activity for stock options under the Company’s stock plans for the years ended December 31, 2024, 2023 and 2022 is as follows:

				Remaining
				weighted-
			Weighted-	average	Per share
			average	contractual	average
		Price per	exercise	terms	intrinsic
	Options	share	price	(in years)	value
Outstanding as of December 31, 2021	459,441	$1.17-$83.30	$42.18	1.36	$4.31
Exercised	(14,154)	1.17-8.37	3.14
Forfeited	(15,417)	38.54-44.19	43.27
Expired	(81,586)	38.54-43.21	40.08
Outstanding as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and exercisable as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Vested and expected to vest as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07

Outstanding as of December 31, 2022	348,284	1.17-83.30	44.21	0.43	2.07
Exercised	(54,432)	1.17-8.37	7.03
Forfeited	(6,019)	8.37-44.19	32.92
Expired	(267,833)	8.37-83.30	49.10
Outstanding as of December 31, 2023	20,000	83.30	83.30	0.36	—
Vested and exercisable as of December 31, 2023	20,000	83.30	83.30	0.36	—
Vested and expected to vest as of December 31, 2023	20,000	83.30	83.30	0.36	—

Outstanding as of December 31, 2023	20,000	83.30	83.30	0.36	—
Forfeited	(10,000)	83.30	83.30
Expired	(10,000)	83.30	83.30
Outstanding as of December 31, 2024	—	—	—	—	—
Vested and exercisable as of December 31, 2024	—	—	—	—	—
Vested and expected to vest as of December 31, 2024	—	$—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $0, $735 and $309, respectively. As of December 31, 2024, all stock-based compensation expense for options granted under the 2014 and 2023 Plans was recognized.

Stock incentive awards

The Company grants restricted stock units (RSUs) and restricted stock awards (RSAs) under the 2014 and 2023 Plans and made one inducement grant of RSUs in 2024 (Stock Awards). The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance market criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

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

Stock Awards activity for the years ended December 31, 2024, 2023 and 2022 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2021 (1)	289,166	99,112	388,278	$54.81
Granted	769,976	164,722	934,698	29.76
Vested	(142,942)	(37,678)	(180,620)	55.04
Forfeited/canceled	(95,259)	(42,959)	(138,218)	45.10
Unvested restricted stock units as of December 31, 2022 (1)	820,941	183,197	1,004,138	$32.72
Unvested and expected to vest restricted stock units outstanding as of December 31, 2022			840,413	$32.37

Unvested restricted stock units as of December 31, 2022	820,941	183,197	1,004,138	$32.72
Granted	1,214,144	621,990	1,836,134	12.29
Vested	(214,644)	(15,618)	(230,262)	35.68
Forfeited/canceled	(674,037)	(442,881)	(1,116,918)	23.62
Unvested restricted stock units as of December 31, 2023 (1)	1,146,404	346,688	1,493,092	$14.67
Unvested and expected to vest restricted stock units outstanding as of December 31, 2023			1,159,877	$14.79

Unvested restricted stock units as of December 31, 2023	1,146,404	346,688	1,493,092	$14.67
Granted	890,300	587,768	1,478,068	7.28
Vested	(500,599)	—	(500,599)	15.70
Forfeited/canceled	(332,722)	(333,262)	(665,984)	14.09
Unvested restricted stock units as of December 31, 2024 (1)	1,203,383	601,194	1,804,577	$8.61
Unvested and expected to vest restricted stock units outstanding as of December 31, 2024			1,381,787	$8.65

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2021 (1)	10,416	5,629	16,045	$87.12
Vested	(4,496)	(5,629)	(10,125)	99.46
Forfeited/canceled	(5,134)	—	(5,134)	74.25
Unvested restricted stock awards outstanding as of December 31, 2022 (1)	786	—	786	$59.55
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2022			748	$60.39

Unvested restricted stock awards outstanding as of December 31, 2022	786	—	786	$59.55
Vested	(786)	—	(786)	59.55
Unvested restricted stock awards outstanding as of December 31, 2023 (1)	—	—	—	$—
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2023			—	$—

(1)
Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2024, the unrecognized compensation cost related to unvested employee restricted stock units was $7,478, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.7 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan (ESPP) provides all eligible employees the option to purchase the Company’s ordinary shares at a discount through payroll deductions. The expense recognized for shares purchased under the ESPP is equal to the 15% discount the employee receives. In 2024, employees purchased a total of 144,255 shares at an average price of $5.62 per share. As of December 31, 2024, a total of 585,409 shares of common stock were available for future purchase under the ESPP. For 2024, an additional 179,069 shares were added to the ESPP share reserve.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022, was as follows:

	Years ended December 31,
Stock-based compensation expense by type of award:	2024	2023	2022
Restricted stock units and restricted stock awards	$6,941	$7,037	$11,748
Employee stock purchase plan	456	390	535
Total stock-based compensation expense	$7,397	$7,427	$12,283

Employee stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards ultimately expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022 has been reduced for estimate forfeitures of restricted stock at a rate of 8.3%, 5.3% and 4.1%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2024, 2023 and 2022, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
	2024	2023	2022
Cost of revenue	$579	$540	$1,127
Research and development	474	1,592	1,591
Sales and marketing	1,558	1,598	2,785
General and administrative	4,786	3,697	6,780
Total stock-based compensation expense	$7,397	$7,427	$12,283

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

Stock-based compensation cost for the employee stock purchase plan is determined at the grant date using the Black-Scholes option pricing model. During the years ended December 31, 2024, 2023 and 2022, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2024	2023	2022
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	4.33-5.29%	3.51-5.36%	0.07-3.51%
Expected dividend yield	None	None	None
Volatility	52.85-95.80%	47.97-71.53%	47.97-59.21%

For the year ended December 31, 2024, the Company granted certain RSU awards based on achievement of the market condition total shareholder return (TSR) relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 120 percent of the target award. The fair value of the TSR component of the awards was $6.94 per share for the 2024 awards determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

2024
Expected term (years)	3.0
Dividend yield	—
Volatility factor	67.02%
Risk free interest rate	4.40%

9. Commitments and contingencies

Purchase obligations

The Company had approximately $58,400 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2024. The Company has $672 and $2,057 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of December 31, 2024 and 2023, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31,
	2024	2023	2022
Product warranty liability at beginning of period	$23,478	$19,913	$13,726
Accruals for warranties issued	12,076	9,843	10,416
Adjustments related to preexisting warranties (including changes in estimates)	280	5,014	8,234
Settlements made (in cash or in kind)	(9,748)	(11,292)	(12,463)
Product warranty liability at end of period	$26,086	$23,478	$19,913

During the years ended December 31, 2023 and 2022, the Company recorded $5,014 and $8,234 of changes in estimates related to preexisting warranties due to data and information that became available during those years. The changes in estimates were primarily due to the increased cost to repair for all products stemming from the current year inflationary environment and increased product failure rates.

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

10. Restructuring charges

For the year ended December 31, 2024, the Company had no restructuring costs. The Company incurred $3,426 of restructuring costs during the year ended December 31, 2023, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of comprehensive loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, office downsizing, centralizing manufacturing activities, and equipment relocation. The Company had $0 and $638 of accrued liabilities related to restructuring charges as of December 31, 2024 and 2023, respectively.

11. Foreign currency exchange contracts and hedging

As of December 31, 2024 and December 31, 2023, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $46,288 and $0, respectively, and $30,373 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to two months. During the years ended December 31, 2024 and 2023, these contracts had, net of tax, an unrealized gain or loss of $0 and during the year ended December 31, 2022, these contracts had, net of tax, an unrealized loss of $1,140.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2024 and December 31, 2023, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the year ended December 31, 2022, there were three ineffective portions relating to these hedges. As of December 31, 2024 and December 31, 2023, the Company had no designated hedges and five non-designated hedges.

12. Segments

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers (CODM). Based on the criteria established by ASC 280 Segment Reporting, the Company’s CODM has been identified as the executive leadership team (ELT), which includes the Chief Executive Officer, the Chief Financial Officer and several other members of the ELT. The ELT reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company derives revenues from customers through the development, manufacturing, marketing, sales, and rental of respiratory products. The Company considered the following when assessing its segment determination: the similar nature of the Company’s products and services that are included together in the oxygen therapy and respiratory care markets; the consistent production processes used to manufacture the Company’s products; the same channels used to distribute and sell the Company’s products; and the products align and qualify as respiratory durable medical equipment per the regulatory definition. Therefore, the Company determined that it operates and reports in only one operating and reportable segment. The CODM assesses performance for the one operating and reportable segment and decides how to allocate resources based on the segment profit or loss measure and adjusted EBITDA. The measure of segment assets is reported on the balance sheet as “total assets.” The CODM determined that the Company’s segment profit or loss measure that is most consistent with GAAP measurement principles is net loss to evaluate income and loss generated from segment assets (return on assets). Net Loss for the Company’s one operating and reportable segment is reported on the consolidated statements of comprehensive loss. The Company evaluated the monthly executive reporting package and did not identify any significant or other expenses for disclosure that are not already presented on the consolidated statements of comprehensive loss.

13. Subsequent Events

Collaboration Agreement

On January 25, 2025, the Company entered into a Strategic Collaboration Agreement (Collaboration Agreement) with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd. (Yuwell). The collaboration with Yuwell is expected to broaden the Company’s product portfolio through distribution of certain respiratory products in the United States and select other territories, expand and enhance Inogen’s innovation pipeline through R&D collaboration, and accelerate the entry of the Company’s brand into the Chinese market. The Collaboration Agreement will establish guidelines and principles relating to the parties’ cooperation with respect to distribution, research and development, licensing, and supply chain optimization. The parties have also entered into two distribution arrangements whereby Inogen will distribute certain products supplied by Yuwell in the United States and specified European countries and Yuwell will distribute certain products supplied by the Company in specified Asia Pacific countries.

Securities Purchase Agreement

On January 25, 2025, the Company entered into a Securities Purchase Agreement (Purchase Agreement) with Yuwell (Hong Kong) Holdings Limited (Investor), a wholly-owned subsidiary of Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., pursuant to which the Investor purchased 2,626,425 shares of the Company’s common stock, at a price per share of $10.36, for an aggregate purchase price of approximately $27,210 (the Private Placement). The closing of the Private Placement took place on February 21, 2025.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
	of Year	Additions	Deletions	End of Year
Year ended December 31, 2024
Allowance for doubtful accounts (1)	$2,341	$2,101	$3,984	$458
Allowance for sales returns (2)	479	8,789	8,855	413
Allowance for rental asset loss (3)	2,606	4,082	2,944	3,744
Year ended December 31, 2023
Allowance for doubtful accounts (1)	$77	$2,273	$9	$2,341
Allowance for sales returns (2)	483	8,457	8,461	479
Allowance for rental asset loss (3)	2,255	3,290	2,939	2,606
Year ended December 31, 2022
Allowance for doubtful accounts (1)	$52	$97	$72	$77
Allowance for sales returns (2)	810	12,927	13,254	483
Allowance for rental asset loss (3)	1,290	2,940	1,975	2,255

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19

2.2	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	10-K	10.40	02/24/21

2.3	Share Purchase Agreement dated July 10, 2023, by and among Inogen, Inc. and Mr. Adrien Mithalal, Mr. Jean-Sébastien Lantz, Mrs. Anne Reiser, CAAP Creation, Societe De Capital Risque Provencale Et Corse, Region Sud Investissement, Mérieux Participations 2, Relyens Innovation Santé and certain individual sellers identified herein.	8-K	2.1	07/13/23
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/02/22
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.3A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.3B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.3C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.3D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.3E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.4+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.5	Lease Agreement dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.6	Lease Agreement dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19
10.7	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.8+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/25/21
10.9	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC.	10-Q	10.1	11/04/21

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.10+	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer.	10-Q	10.4	11/04/21

10.11+	Amended and Restated 2023 Equity Incentive Plan.	8-K	10.1	06/07/24

10.11A+	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.2	06/07/24

10.11B+	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.3	06/07/24

10.11C+	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.4	06/07/24

10.12+	Outside Director Compensation Policy	Filed Herewith

10.13	Assignment and Assumption of Lease Agreement dated July 13, 2023 between Inogen, Inc. and Sonos, Inc.	8-K	10.1	07/18/23

10.14+	Employment and Severance Agreement by and between the Company and Kevin R.M. Smith, dated November 10, 2023.	8-K	10.1	11/13/23

10.15+	Separation Agreement and Release by and between the Company and Nabil Shabshab, dated November 22, 2023.	8-K	10.1	11/27/23

10.16+	Employment and Severance Agreement by and between the Company and Michael Bourque, dated effective as March 4, 2024.	8-K	10.1	01/24/24

10.17+	Employment Contract by and between the Company and Grégoire Ramade, dated October 5, 2023	10-K	10.44	03/01/24

10.18+	Addendum No. 1 to the Employment Contract dated January 4, 2024, between the Company and Gregoire Ramade.	10-K	10.45	03/01/24

10.19+	Separation Agreement and Release by and between the Company and Stanislav Glezer, dated May 10, 2024	8-K	10.1	05/15/24

10.20+	Employment Contract by and between the Company and Kevin P. Smith, dated effective as of July 22, 2024	8-K	10.1	07/03/24

10.21+	Transition Agreement and Release by and between the Company and Jason M. Somer, dated July 26, 2024	8-K	10.1	07/31/24

10.22	Lease Agreement, dated July 27, 2023, by and between the Company and Townsgate Business Park 2, LLC and Majestic Luna 2, LLC, as tenants-in-common	10-Q	10.5	08/08/23

19.1	Inogen, Inc. Insider Trading Policy	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed Herewith

24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

97.1	Inogen, Inc. Clawback Policy	10-K	97.1	03/01/24

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

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

INOGEN, INC.
(Registrant)

Dated: February 28, 2025	By:	/s/ Kevin R. M. Smith
Kevin R. M. Smith
Chief Executive Officer
President Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. M. Smith and Michael Bourque, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin R. M. Smith	Chief Executive Officer, President and Director	February 28, 2025
Kevin R. M. Smith	(Principal Executive Officer)

/s/ Michael Bourque	Chief Financial Officer	February 28, 2025
Michael Bourque	(Principal Accounting and Financial Officer)

/s/ Elizabeth Mora	Chairperson of the Board	February 28, 2025
Elizabeth Mora

/s/ Glenn Boehnlein	Director	February 28, 2025
Glenn Boehnlein

/s/ Kevin King	Director	February 28, 2025
Kevin King

/s/ Mary Katherine Ladone	Director	February 28, 2025
Mary Katherine Ladone

/s/ Heather Rider	Director	February 28, 2025
Heather Rider

/s/ Mira Sahney	Director	February 28, 2025
Mira Sahney