Form 10-Q
period 2025-03-31
Inogen Inc
filed 2025-05-08
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 26,887,242 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$118,893	$113,795
Restricted cash	3,646	3,620
Accounts receivable, net	36,623	29,563
Inventories, net	26,273	24,812
Income tax receivable	—	538
Prepaid expenses and other current assets	15,273	13,123
Total current assets	200,708	185,451
Property and equipment, net	41,099	44,400
Goodwill	9,860	9,465
Intangible assets, net	31,607	30,493
Operating lease right-of-use asset	18,120	18,295
Other assets	7,018	8,081
Total assets	$308,412	$296,185
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$35,925	$27,153
Accrued payroll	10,513	17,189
Warranty reserve - current	9,658	9,736
Operating lease liability - current	2,945	2,812
Earnout liability	—	13,000
Deferred revenue - current	6,410	6,654
Income tax payable	—	142
Total current liabilities	65,451	76,686
Long-term liabilities
Warranty reserve - noncurrent	16,226	16,350
Operating lease liability - noncurrent	16,267	16,594
Deferred revenue - noncurrent	5,107	5,747
Deferred tax liability	7,409	6,948
Total liabilities	110,460	122,325
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 26,887,242 and 23,902,338 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	27	24
Additional paid-in capital	357,447	328,174
Accumulated deficit	(159,011)	(152,837)
Accumulated other comprehensive loss	(511)	(1,501)
Total stockholders' equity	197,952	173,860
Total liabilities and stockholders' equity	$308,412	$296,185

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue
Sales revenue	$68,470	$63,095
Rental revenue	13,810	14,930
Total revenue	82,280	78,025
Cost of revenue
Cost of sales revenue	38,083	35,244
Cost of rental revenue, including depreciation of $3,034 and $3,179, respectively	7,825	8,410
Total cost of revenue	45,908	43,654
Gross profit
Gross profit-sales revenue	30,387	27,851
Gross profit-rental revenue	5,985	6,520
Total gross profit	36,372	34,371
Operating expense
Research and development	4,034	6,578
Sales and marketing	23,757	26,936
General and administrative	16,237	17,131
Total operating expense	44,028	50,645
Loss from operations	(7,656)	(16,274)
Other income (expense)
Interest income, net	1,029	1,403
Other income	356	143
Total other income, net	1,385	1,546
Loss before benefit for income taxes	(6,271)	(14,728)
Benefit for income taxes	(97)	(150)
Net loss	(6,174)	(14,578)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	1,855	(1,035)
Change in net unrealized losses on foreign currency hedging	(732)	—
Less: reclassification adjustment for net losses included in net loss	(133)	—
Total net change in unrealized losses on foreign currency hedging	(865)	—
Change in net unrealized losses on marketable securities	—	(2)
Total other comprehensive income (loss), net of tax	990	(1,037)
Comprehensive loss	$(5,184)	$(15,615)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.25)	$(0.62)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.25)	$(0.62)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	25,164,444	23,401,598
Diluted shares of common stock	25,164,444	23,401,598

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2025 and March 31, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	2,416	—	—	2,416
Stock issued	233,927	1	369	—	—	370
Tax withholding related to vesting of restricted stock units	(12,199)	—	(85)	—	—	(85)
Net loss	—	—	—	(14,578)	—	(14,578)
Other comprehensive loss	—	—	—	—	(1,037)	(1,037)
Balance, March 31, 2024	23,546,478	$24	$323,213	$(131,527)	$188	$191,898

Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	2,147	—	—	2,147
Stock issued	426,855	—	489	—	—	489
Tax withholding related to vesting of restricted stock units	(68,376)	—	(570)	—	—	(570)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(6,174)	—	(6,174)
Other comprehensive income	—	—	—	—	990	990
Balance, March 31, 2025	26,887,242	$27	$357,447	$(159,011)	$(511)	$197,952

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,174)	$(14,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,189	5,265
Loss on rental units and other assets	925	1,162
Gain on sale of former rental assets	—	(38)
Provision for sales revenue returns and doubtful accounts	1,714	2,164
Provision for inventory losses	166	(53)
Loss on purchase commitments	65	—
Stock-based compensation expense	2,147	2,416
Deferred income taxes	457	(201)
Change in fair value of earnout liability	—	570
Changes in operating assets and liabilities:
Accounts receivable	(8,167)	(267)
Inventories	(1,085)	(2,973)
Income tax receivable	—	(312)
Prepaid expenses and other current assets	(1,549)	248
Operating lease right-of-use asset	742	(249)
Other noncurrent assets	453	4
Accounts payable and accrued expenses	6,889	1,488
Accrued payroll	(6,751)	(449)
Warranty reserve	(202)	2,052
Deferred revenue	(884)	(1,172)
Income tax payable	(142)	(27)
Operating lease liability	(761)	201
Earnout liability	(9,822)	—
Net cash used in operating activities	(16,790)	(4,749)
Cash flows from investing activities
Purchases of available-for-sale securities	—	(12,384)
Maturities of available-for-sale securities	—	3,000
Investment in property and equipment	(292)	(1,310)
Production and purchase of rental equipment	(1,746)	(2,820)
Proceeds from sale of former assets	—	70
Net cash used in investing activities	(2,038)	(13,444)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from financing activities
Proceeds from employee stock purchases	489	370
Payment of employment taxes related to release of restricted stock	(570)	(85)
Payments of accrued earnout	(3,178)	—
Proceeds from issuance of common stock from securities purchase agreement	27,210	—
Net cash provided by financing activities	23,951	285
Effect of exchange rates on cash	1	(140)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,124	(18,048)
Cash, cash equivalents and restricted cash, beginning of period	117,415	125,492
Cash, cash equivalents and restricted cash, end of period	$122,539	$107,444

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$400	$422
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	590	100

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc., or the Company, is a medical technology business that primarily focuses on respiratory health. The Company develops, manufactures, and markets innovative respiratory health products, including portable oxygen concentrators, or POCs, used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions and the Simeox® product for airway clearance treatment. The Company's proprietary Inogen One® and Inogen Rove® systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, seven days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used concomitantly with stationary oxygen concentrators and oxygen compressed gas tanks, the Company's POCs are designed to reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility. The Company's Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients with bronchiectasis, which is a condition that presents as the lung's bronchi are damaged and widened in patients with cystic fibrosis, chronic obstructive pulmonary disease, or other chronic respiratory diseases.

The Company was incorporated in Delaware on November 27, 2001. On February 14, 2014, the Company completed an initial public offering of common stock and began trading on the Nasdaq Global Select Market, trading under the ticker symbol “INGN”.

The Company incorporated Inogen Europe Holding B.V., a Dutch limited liability company, on April 13, 2017. On May 4, 2017, Inogen Europe Holding B.V. acquired all issued and outstanding capital stock of MedSupport Systems B.V., or MedSupport, and began operating under the name Inogen Europe B.V. The Company merged Inogen Europe Holding B.V. and Inogen Europe B.V. on December 28, 2018. Inogen Europe B.V. is the remaining legal entity. The Company completed the acquisition of New Aera, Inc., or New Aera, on August 9, 2019. On September 14, 2023, the Company completed the acquisition of all of the issued and outstanding capital stock of Physio-Assist SAS, or Physio-Assist, and its wholly-owned subsidiary PhysioAssist GmbH.

On January 25, 2025, the Company entered into a Strategic Collaboration Agreement, or the Collaboration Agreement, with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell. The collaboration with Yuwell is expected to broaden the Company's product portfolio through distribution of certain respiratory products in the United States and select other territories, expand and enhance the Company's innovation pipeline through research and development collaboration, and accelerate the entry of the Company's brand into the Chinese market. The Company will distribute certain products supplied by Yuwell in the United States and specified European countries and Yuwell will distribute certain products supplied by the Company in specified Asia Pacific countries.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The results of operations for the three months ended March 31, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2025. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price, or SSP, and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for bad debts, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets and goodwill, and financing receivable. Actual results could differ from these estimates.

3. Fair value measurements

Cash, cash equivalents and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents and restricted cash:

	As of March 31, 2025
			Cash
	Adjusted		and cash	Restricted
	cost	Fair value	equivalents	cash
Cash	$21,260	$21,260	$21,260	$—
Level 1:
Money market accounts	75,856	75,856	72,210	3,646

Level 2:
Institutional Insured Liquidity Deposit Savings	25,423	25,423	25,423	—
Total	$122,539	$122,539	$118,893	$3,646

	As of December 31, 2024
			Cash
	Adjusted		and cash	Restricted
	cost	Fair value	equivalents	cash
Cash	$23,053	$23,053	$23,053	$—
Level 1:
Money market accounts	72,129	72,129	68,509	3,620

Level 2:
Institutional Insured Liquidity Deposit Savings	22,233	22,233	22,233	—
Total	$117,415	$117,415	$113,795	$3,620

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related payable of $1,888 and a receivable of $351 as of March 31, 2025 and December 31, 2024, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Accumulated
	currency	losses	other
	translation	on cash	comprehensive
	adjustments	flow hedges	loss
Balance as of December 31, 2024	$(1,501)	$—	$(1,501)
Other comprehensive income (loss)	1,855	(865)	990
Balance as of March 31, 2025	$354	$(865)	$(511)

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net loss and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Earnout liability

The Company had obligations to pay up to $13,000 in an earnout payment related to the Physio-Assist acquisition in cash if certain future regulatory results were met. Such future regulatory results were met with the clearance of the Simeox product on December 23, 2024, and the payment of accrued earnouts was made during the first quarter of 2025.

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2024	$13,000
Payments of accrued earnouts	(13,000)
Balance as of March 31, 2025	$—

4. Balance sheet components

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
Net accounts receivable	2025	2024
Rental (1)	$6,269	$4,863
Business-to-business and other receivables	30,354	24,700
Total net accounts receivable	$36,623	$29,563

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Allowances - accounts receivable	2025	2024
Doubtful accounts	$91	$458
Sales returns	484	413
Total allowances - accounts receivable	$575	$871

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One single customer represented more than 10% of the Company's total revenue for the three months ended March 31, 2025. One customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $4,302 as of March 31, 2025 and $3,288 as of December 31, 2024.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 55.0% and 58.4% of rental revenue in the three months ended March 31, 2025 and 2024, respectively, and accounted for 9.2% and 11.2% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,352, or 3.7%, of total net accounts receivable as of March 31, 2025 compared to $1,107, or 4.8%, of total net accounts receivable as of December 31, 2024.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2025, the Company’s three major vendors accounted for 17.9%, 10.8%, and 10.6%, respectively, of total raw material purchases. For the three months ended March 31, 2024, the Company’s three major vendors accounted for 24.6%, 17.2%, and 10.0%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 78.9% and 79.9% of the non-U.S. revenue for the three months ended March 31, 2025 and 2024, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2025 and 2024, respectively, is as follows:

	Three months ended March 31,
	2025	2024
U.S. revenue	$50,295	$51,990
Non-U.S. revenue	31,985	26,035
Total revenue	$82,280	$78,025

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $679 and $1,291 as of March 31, 2025 and December 31, 2024, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the three months ended March 31, 2025 and 2024, $149 and $331, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials and work-in-progress	$19,401	$19,224
Finished goods	8,882	7,633
Less: reserves	(2,010)	(2,045)
Inventories, net	$26,273	$24,812

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,838 and $1,759 for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024
Rental equipment	$3,034	$3,179
Other property and equipment	1,016	1,154
Total depreciation and amortization	$4,050	$4,333

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2025 and December 31, 2024, respectively.

	March 31,	December 31,
Property and equipment	2025	2024
Rental equipment, net of allowances of $3,805 and $3,744, respectively	$62,019	$64,012
Other property and equipment	24,837	25,123
Property and equipment	86,856	89,135

Accumulated depreciation
Rental equipment	32,400	32,294
Other property and equipment	13,357	12,441
Accumulated depreciation	45,757	44,735

Property and equipment, net
Rental equipment, net of allowances of $3,805 and $3,744, respectively	29,619	31,718
Other property and equipment	11,480	12,682
Property and equipment, net	$41,099	$44,400

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the three months ended March 31, 2025 and 2024.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

Balance as of December 31, 2024 (1)	$9,465
Translation adjustment	395
Balance as of March 31, 2025 (1)	$9,860

(1) Includes $32,894 of accumulated impairment losses as of March 31, 2025 and December 31, 2024.

Intangible assets

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$32,651	$5,034	$27,617
Licenses	10	159	159	—
Patents and websites	5	3,776	3,765	11
Customer relationships	4-10	2,915	1,547	1,368
Trade name	4	202	78	124
Commercials	3	494	323	171
Internally developed software	3	3,175	859	2,316
Total		$43,372	$11,765	$31,607

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$31,342	$4,048	$27,294
Licenses	10	159	159	—
Patents and websites	5	3,776	3,752	24
Customer relationships	4-10	2,799	1,447	1,352
Trade name	4	194	63	131
Commercials	3	494	282	212
Internally developed software	3	2,090	610	1,480
Total		$40,854	$10,361	$30,493

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2025
Remaining 9 months of 2025	$3,532
2026	4,588
2027	3,911
2028	3,442
2029	3,427
2030	3,427
Thereafter	9,280
Total	$31,607

Current liabilities

Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$23,257	$16,616
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,531	6,917
Accrued loss on purchase commitments	701	672
Forward contract payable	1,888	—
Other accrued expenses	2,548	2,948
Total accounts payable and accrued expenses	$35,925	$27,153

Accrued payroll as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued bonuses	$1,968	$6,370
Accrued wages and other payroll related items	3,469	5,570
Accrued vacation	3,981	3,456
Accrued severance	926	1,429
Accrued employee stock purchase plan deductions	169	364
Total accrued payroll	$10,513	$17,189

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from three years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $962 and $1,073 for the three months ended March 31, 2025 and 2024, respectively.

In July 2023, the Company entered into an Assignment and Assumption of Lease Agreement in which a third party, referred to as the Assignee, assumed the rights, title, and interest in the lease, including assumption of lease payments. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumed responsibility for the monthly lease payments. Notwithstanding the Assignee's assumption of lease payments, the Company remains the primary obligor under the lease to the landlord.

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending March 31,
2026	$1,136
2027	1,136
2028	1,136
2029	1,136
2030	1,136
Thereafter	1,325
Total	$7,005

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2025	2024
Cash paid for operating lease liabilities	$946	$1,115
Operating lease cost	935	1,056
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	551	1,224
Weighted-average remaining lease term	3.1 years	3.0 years
Weighted-average discount rate	5.8%	4.8%

Maturities of lease liabilities due in the 12-month period ending March 31,
2026	$3,481
2027	3,767
2028	3,630
2029	3,238
2030	3,199
Thereafter	3,615
20,930
Less imputed interest	(1,718)
Total lease liabilities	$19,212

Operating lease liability - current	$2,945
Operating lease liability - noncurrent	16,267
Total lease liabilities	$19,212

6. Loss per share

Loss per share, or EPS, is computed in accordance with ASC 260—Earnings per Share and is calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and restricted stock units) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company's weighted-average outstanding shares of common stock. Diluted loss per share is calculated using the Company's weighted-average outstanding shares of common stock including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended March 31,
	2025	2024
Numerator—basic and diluted:
Net loss	$(6,174)	$(14,578)

Denominator:
Weighted average shares of common stock - basic common stock (1)	25,164,444	23,401,598
Weighted average shares of common stock - diluted common stock	25,164,444	23,401,598

Net loss per share - basic common stock	$(0.25)	$(0.62)
Net loss per share - diluted common stock (2)	$(0.25)	$(0.62)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	25,164,444	23,401,598
Stock options and other dilutive awards	684,657	267,100
Weighted average shares of common stock - diluted common stock	25,849,101	23,668,698

Shares excluded from diluted weighted average shares:
Stock options	—	20,000
Restricted stock units	495,777	493,237
Shares excluded from diluted weighted average shares	495,777	513,237

(1) Unvested restricted stock units are not included as shares outstanding in the calculation of basic earnings per share. Vested restricted stock units are included in basic earnings per share if all vesting and performance criteria have been met. Performance-based restricted stock units are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive.

(2) Due to net losses for the three months ended March 31, 2025 and March 31, 2024, diluted loss per share is the same as basic loss per share.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2024, the Company recorded a full valuation allowance of $66,533. As of March 31, 2025, the Company continued to record a valuation allowance against its domestic deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of March 31, 2025, awards with respect to 150,608 shares of the Company’s common stock were outstanding under the 2014 Plan.

The Company has an Amended and Restated 2023 Equity Incentive Plan, or the 2023 Plan, that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants.

As of March 31, 2025, awards with respect to 2,569,074 shares of the Company's common stock were outstanding, and 968,219 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

The Company previously granted restricted stock units to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2025, awards with respect to 125,000 shares of the Company's common stock were outstanding pursuant to such inducement grant.

Securities purchase agreement

On January 25, 2025, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with Yuwell (Hong Kong) Holdings Limited, or the Investor, a wholly-owned subsidiary of Yuwell, pursuant to which the Investor purchased 2,626,425 shares of the Company’s common stock at a price per share of $10.36, for an aggregate purchase price of approximately $27,210, or the Private Placement. The closing of the Private Placement took place on February 21, 2025.

Stock incentive awards

The Company grants restricted stock units, or RSUs, under the 2014 and 2023 Plans and made one inducement grant of RSUs in 2024. RSUs vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. RSUs are subject to forfeiture if the holder’s services to the Company terminate before vesting.

RSUs granted with only time-based service vesting conditions generally vest over three-year service periods, as defined in the terms of each award. RSUs that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance and/or market conditions established at the time of the award. The portion of the RSU award that is earned may equal or be more or less than the targeted number of shares subject to the RSU award depending on whether the performance criteria are met.

RSU activity for the three months ended March 31, 2025 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2024	1,203,383	601,194	1,804,577	$8.61
Granted	700,630	822,308	1,522,938	9.84
Vested	(241,355)	(118,100)	(359,455)	10.43
Forfeited/canceled	(41,175)	(82,213)	(123,388)	10.41
Unvested restricted stock units as of March 31, 2025 (1)	1,621,483	1,223,189	2,844,672	$8.86
Unvested and expected to vest restricted stock units outstanding as of March 31, 2025			1,937,480	$8.83

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of March 31, 2025, the unrecognized compensation cost related to unvested employee restricted stock units was $14,359, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. As of March 31, 2025, a total of 695,428 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2025, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024, was as follows:

	Three months ended
	March 31,
	2025	2024
Stock-based compensation expense by type of award:
Restricted stock units	$2,008	$2,309
Employee stock purchase plan	139	107
Total stock-based compensation expense	$2,147	$2,416

Stock-based compensation expense was calculated based on awards of restricted stock units expected to vest based on the Company’s historical award cancellations. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2025 and 2024, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2025	2024
Cost of revenue	$167	$180
Research and development	95	460
Sales and marketing	214	430
General and administrative	1,671	1,346
Total stock-based compensation expense	$2,147	$2,416

9. Commitments and contingencies

Purchase obligations

The Company had approximately $56,850 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2025. The Company has $701 and $672 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three-month and 12-month periods ended March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
Product warranty liability at beginning of period	$26,086	$23,478
Accruals for warranties issued	3,170	12,076
Adjustments related to preexisting warranties (including changes in estimates)	(1,045)	280
Settlements made (in cash or in kind)	(2,327)	(9,748)
Product warranty liability at end of period	$25,884	$26,086

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the three months ended March 31, 2025 was primarily driven by $1,126 of revenue recognized that were included in the deferred revenue balances as of December 31, 2024, partially offset by $312 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $9,108 and $9,922 as of March 31, 2025 and December 31, 2024, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue - noncurrent in the consolidated balance sheets.

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Compliance with government laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was enacted to ensure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, in part, imposes notification requirements of certain security breaches relating to protected health information. The Company is not aware of any pending claims against it under the HIPAA and HITECH regulations that are applicable to the Company’s business.

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

10. Foreign currency exchange contracts and hedging

As of March 31, 2025 and March 31, 2024, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $46,178 and $20,014, respectively, and $37,425 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to ten months. During the three months ended March 31, 2025 and 2024, these contracts had, net of tax, an unrealized loss of $865 and an unrealized gain or (loss) of $0, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2025, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the three months ended March 31, 2024, there were no ineffective portions related to these hedges. As of March 31, 2025, the Company had nine designated hedges and four non-designated hedges. As of March 31, 2024, the Company had no designated hedges and four non-designated hedges.

11. Segments

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers, or CODM. Based on the criteria established by ASC 280 Segment Reporting, the Company’s CODM has been identified as the executive leadership team, or ELT, which includes the Chief Executive Officer and the Chief Financial Officer. The ELT reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company derives revenues from customers through the development, manufacturing, marketing, sales, and rental of respiratory products. The Company considered the following when assessing its segment determination: the similar nature of the Company’s products and services that are included together in the oxygen therapy and respiratory care markets; the consistent production processes used to manufacture the Company’s products; the same channels used to distribute and sell the Company’s products; and the products align and qualify as respiratory durable medical equipment per the regulatory definition. Therefore, the Company determined that it operates and reports in only one operating and reportable segment. The CODM assesses performance for the one operating and reportable segment and decides how to allocate resources based on the segment profit or loss measure and adjusted EBITDA. The measure of segment assets is reported on the balance sheet as “total assets.” The CODM determined that the Company’s segment profit or loss measure that is most consistent with GAAP measurement principles is net loss to evaluate income and loss generated from segment assets (return on assets). Net Loss for the Company’s one operating and reportable segment is reported on the consolidated statements of comprehensive loss. The Company evaluated the monthly executive reporting package and did not identify any significant or other expenses for disclosure that are not already presented on the consolidated statements of comprehensive loss.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of our operations should be in conjunction with the consolidated financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section entitled “Risk Factors” of our Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q filed with the SEC. Forward-looking statements include, but are not limited to, statements concerning the following:

•
information concerning our possible or assumed future cash flows, revenue, sources of revenue, results of operations, and operating and other expenses;
•
the impact of expense inflation on the components we use in our products, and the impact of inflation of the ability of our customers to afford our products;
•
the potential for future supply chain constraints;
•
our assessment and expectations regarding reimbursement rates, future rounds of competitive bidding, Centers for Medicare and Medicaid Services changes to Home Use of Oxygen national coverage determination and how those changes are implemented, and future changes in rental revenue;
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
•
our ability to efficiently integrate Physio-Assist and our ability to obtain reimbursement coverage and payment for the Physio-Assist products in the U.S.;
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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 28, 2025. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “Rove,” “Inogen Rove 4,” “Inogen Rove 6,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, Uruguay, and Vietnam. We own pending applications for the mark “Inogen” in Thailand, and the UAE. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Australia, China, Europe (European Union Registration), Indonesia, Mexico, and the United Kingdom. We own pending applications for the mark “Rove” in Argentina, Brazil, Canada, Colombia, India, South Korea, and Saudi Arabia. We own trademark registrations for the mark “Inogen Rove” in Australia, China, Europe (European Union Registration), Indonesia, Mexico, and the United Kingdom. We own pending applications for the mark “Inogen Rove” in Argentina, Brazil, Canada, Colombia, India, South Korea, and Saudi Arabia. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a pending application for “Inogen Simeox” in China. We own a pending application for the mark “VOXI” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Europe (European Union Registration), France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Argentina, Canada, Colombia, Mexico, Norway, and Switzerland. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

In this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” and “our” refer to Inogen, Inc. and its subsidiaries.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying condensed notes to those statements included elsewhere in this document. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to the financial position and results of operations.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2025 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.

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

We continue to monitor the additional tariffs announced by the U.S. government, and potential tariff modifications or the imposition of tariffs or export controls by other countries. As the tariffs are currently detailed, we do not expect a material impact to our business.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

We derive the majority of our revenue from the sale and rental of our portable oxygen concentrator systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label collaborator. We sell multiple configurations of our Inogen One®, Inogen Rove and Inogen At Home systems with various batteries, accessories, warranties, power cords, and language settings. Our goal is to design, build, and market oxygen solutions that redefine how long-term oxygen therapy is delivered.

To accomplish this goal, we intend to:

•
Expand our domestic home medical equipment, or HME, provider and reseller network. We remain focused on our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label collaborator, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model. The U.S. market represents a main opportunity for growth as we believe that the POC adoption is still in a low penetration rate.
•
Increase international business-to-business adoption. We continue to believe there is a sizable international market opportunity, particularly in Europe where there is existing oxygen reimbursement for respiratory conditions. In order to take advantage of these international markets, we have partnered with distributors who serve key customers in those markets. We additionally have an Inogen base of operations for sales and customer service in the Netherlands along with sales representatives based in focused European countries, and use a contract manufacturer, Foxconn, located in the Czech Republic to support the majority of our European sales volumes. We are also focused on expanding in the Asia-Pacific region and Latin America where we have added sales representatives to set up new distributors in promising markets.
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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $4.0 million and $6.6 million in the three months ended March 31, 2025 and 2024, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

We plan to also continue to invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

•
Expand our product offerings and indications for use. We are focused on expanding new products that drive benefits to patients, prescribers and our customers with a clinically relevant pipeline. These products would include innovations that strengthen our offerings in chronic obstructive pulmonary disease, or COPD, as well as future innovations that differentiate beyond devices to allow patients and clinicians to better manage respiratory disease with advanced portable oxygen concentrators with digital health value added services, expansion of use to hypercapnia, shortness-of-breath, and to other related disease indications.

Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients with bronchiectasis which is a condition that presents as the lung’s bronchi are damaged and widened in patients with cystic fibrosis, COPD, or other respiratory conditions. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the European Union and is currently being sold in Europe and several other markets. In addition, we obtained 510(k) clearance for Simeox in December 2024 and plan to leverage our commercial infrastructure and capabilities to market the device in the United States, while continuing to market it in the other geographies. We intend to commercialize Simeox through the sale or rental of the product initially, followed by recurring sales of device disposables. We will begin efforts to obtain market feedback in the first half of 2025, as well as to initialize the work towards reimbursement coverage for the Simeox product in the U.S.

In January 2025, we entered into the Collaboration Agreement with Yuwell. The collaboration with Yuwell is expected to broaden our product portfolio through distribution of certain respiratory products, including Yuwell’s stationary oxygen concentrators, in the United States and select other territories, expand and enhance our innovation pipeline through research and development collaboration, and accelerate the entry of our brand into the Chinese market. In the United States, we expect a limited launch in 2025 with a more extensive launch in 2026 as we focus on market development. In China, we continue to work through the registration process.

Results of operations

Comparison of three months ended March 31, 2025 and 2024

Revenue

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$68,470	$63,095	$5,375	8.5%	83.2%	80.9%
Rental revenue	13,810	14,930	(1,120)	-7.5%	16.8%	19.1%
Total revenue	$82,280	$78,025	$4,255	5.5%	100.0%	100.0%

Sales revenue increased $5.4 million, or 8.5%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. The increase was primarily attributable to higher demand in domestic and international business-to-business sales. We sold approximately 43,000 oxygen systems during the three months ended March 31, 2025 compared to approximately 33,900 oxygen systems sold during the three months ended March 31, 2024, an increase of 26.8%.

Rental revenue decreased $1.1 million, or 7.5%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates.

	Three months ended
(dollar amounts in thousands)	March 31,		Change 2025 vs. 2024		% of Revenue
Revenue by region and category	2025	2024	$	%	2025	2024
Business-to-business domestic sales	$21,454	$16,519	$4,935	29.9%	26.1%	21.2%
Business-to-business international sales	31,985	26,035	5,950	22.9%	38.9%	33.4%
Direct-to-consumer domestic sales	15,031	20,541	(5,510)	-26.8%	18.2%	26.3%
Direct-to-consumer domestic rentals	13,810	14,930	(1,120)	-7.5%	16.8%	19.1%
Total revenue	$82,280	$78,025	$4,255	5.5%	100.0%	100.0%

Domestic business-to-business sales increased 29.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the result of increased demand from existing customers.

International business-to-business sales increased 22.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to higher demand. In the three months ended March 31, 2025, sales in Europe as a percentage of total international sales revenue decreased to 85.6% from 88.2% during the comparable period in 2024.

Domestic direct-to-consumer sales decreased 26.8% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by lower volume due to lower sales representative headcount versus the comparable period in 2024.

Domestic direct-to-consumer rentals decreased 7.5% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$38,083	$35,244	$2,839	8.1%	46.3%	45.1%
Cost of rental revenue	7,825	8,410	(585)	-7.0%	9.5%	10.8%
Total cost of revenue	$45,908	$43,654	$2,254	5.2%	55.8%	55.9%

Gross profit - sales revenue	$30,387	$27,851	$2,536	9.1%	36.9%	35.7%
Gross profit - rental revenue	5,985	6,520	(535)	-8.2%	7.3%	8.4%
Total gross profit	$36,372	$34,371	$2,001	5.8%	44.2%	44.1%

Gross margin percentage - sales revenue	44.4%	44.1%
Gross margin percentage- rental revenue	43.3%	43.7%
Total gross margin percentage	44.2%	44.1%

Cost of sales revenue increased $2.8 million, or 8.1%, for the three months ended March 31, 2025 from the three months ended March 31, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.6 million, or 7.0%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. The decrease in cost of rental revenue was primarily attributable to a decrease in logistics costs. Cost of rental revenue included $3.0 million of rental asset depreciation for the three months ended March 31, 2025 compared to $3.2 million for the three months ended March 31, 2024.

Gross margin on sales revenue increased to 44.4% for the three months ended March 31, 2025 from 44.1% for the three months ended March 31, 2024. The increase was driven primarily by lower warranty expense, partially offset by channel and customer mix as well as higher material cost premiums associated with open-market purchases of semiconductor chips used in our POCs. Total worldwide business-to-business sales revenue accounted for 78.0% of total sales revenue in the three months ended March 31, 2025 versus 67.4% in the three months ended March 31, 2024.

Gross margin on rental revenue decreased to 43.3% for the three months ended March 31, 2025 from 43.7% for the three months ended March 31, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service.

Research and development expense

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$4,034	$6,578	$(2,544)	-38.7%	4.9%	8.4%

Research and development expense decreased $2.5 million, or 38.7%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. This decrease was due primarily to a $1.8 million decrease in consulting and a $0.5 million decrease in personnel-related expenses.

Sales and marketing expense

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$23,757	$26,936	$(3,179)	-11.8%	28.9%	34.5%

Sales and marketing expense decreased $3.2 million, or 11.8%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. This decrease was primarily due to decreases of $1.8 million in consulting fees and $0.9 million in media and advertising costs. In the three months ended March 31, 2025, we spent $7.6 million in media and advertising costs versus $8.4 million in the comparable period in 2024.

General and administrative expense

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$16,237	$17,131	$(894)	-5.2%	19.7%	22.0%

General and administrative expense decreased $0.9 million, or 5.2%, for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily due to $0.6 million in the change in fair value of the earnout liability.

Other income, net

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$1,029	$1,403	$(374)	-26.7%	1.3%	1.8%
Other income, net	356	143	213	149.0%	0.4%	0.2%
Total other income, net	$1,385	$1,546	$(161)	-10.4%	1.7%	2.0%

Total other income, net decreased $0.2 million, or 10.4%, for the three months ended March 31, 2025 from the three months ended March 31, 2024.

Income tax benefit

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(97)	$(150)	$53	-35.3%	-0.1%	-0.2%
Effective income tax rate	1.5%	1.0%

Income tax benefit decreased less than $0.1 million, or 35.3%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to lower foreign and state taxes.

Our effective tax rate for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily due to a lower net loss and foreign and state taxes.

Net loss

	Three months ended
	March 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(6,174)	$(14,578)	$8,404	57.6%	-7.5%	-18.7%

Net loss decreased $8.4 million, or 57.6%, for the three months ended March 31, 2025 from the three months ended March 31, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Liquidity and capital resources

As of March 31, 2025, we had cash and cash equivalents of $118.9 million, which consisted of highly liquid investments with a maturity of three months or less. For the three months ended March 31, 2025, we received $27.2 million from Yuwell and $0.5 million in proceeds related to our ESPP, partially offset by the payment of the earnout liability of $13.0 million. For the three months ended March 31, 2024, we received $0.4 million in proceeds related to our ESPP.

Our principal use of our funds for liquidity and capital resources in the three months ended March 31, 2025 consisted of cash used in investing activities of $2.0 million for additional rental equipment, other property and plant and equipment, partially offset by cash used in operating activities of $16.8 million.

We believe that our current cash, cash equivalents, and marketable securities and the cash to be generated from expected product sales and rentals will be sufficient to meet our projected operating and investing requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including market acceptance of our products; the cost of our research and development activities; payments from customers; the cost, timing, and outcome of litigation or disputes involving intellectual property rights, our products, employee relations, cyber security incidents, or otherwise; the cost and timing of acquisitions and integration thereof; the cost and timing of regulatory clearances or approvals; the cost and timing of establishing additional sales, marketing, and distribution capabilities; and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. Our future capital requirements will also depend on many additional factors, including those set forth in the risk factors included in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 28, 2025.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. In the future, we may also attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2025 vs. 2024
Summary of consolidated cash flows	2025	2024	$	%
Cash used in operating activities	$(16,790)	$(4,749)	$(12,041)	-253.5%
Cash used in investing activities	(2,038)	(13,444)	11,406	84.8%
Cash provided by financing activities	23,951	285	23,666	8303.9%
Effect of exchange rates on cash	1	(140)	141	-100.7%
Net decrease in cash and cash equivalents	$5,124	$(18,048)	$23,172	-128.4%

(amounts in thousands)	March 31,	December 31,
Summary of working capital	2025	2024
Total current assets	$200,708	$185,451
Total current liabilities	65,451	76,686
Net working capital	$135,257	$108,765

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of our net loss of $6.2 million, partially offset by non-cash adjustment items of depreciation of equipment and leasehold improvements and amortization of intangibles of $5.2 million, stock-based compensation expense of $2.1 million, provision for sales returns and doubtful accounts of $1.7 million, and net loss on disposal of rental assets and other assets of $0.9 million. The net changes in operating assets and liabilities resulted in net cash used of $21.3 million, which included the payment of the earnout liability of $9.8 million.

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

For the three months ended March 31, 2025, we invested $2.0 million in the production and purchase of rental assets and other property and equipment.

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

For the three months ended March 31, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement, $0.5 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of RSUs of $0.6 million.

For the three months ended March 31, 2024, net cash provided by financing activities consisted of $0.4 million from the proceeds received from purchases under our ESPP, partially offset by the payment of employment taxes related to the vesting of RSUs of $0.1 million.

Sources of funds

During the three months ended March 31, 2025, our primary source of cash related to $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement. Our net cash used in operating activities in the three months ended March 31, 2025 was $16.8 million compared to $4.7 million in the three months ended March 31, 2024. As of March 31, 2025, we had cash and cash equivalents of $118.9 million.

Use of funds

Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time-to-time, the acquisition of businesses and the payment of the earnout liability. Over the past several years our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2025	2024
Net loss (GAAP)	$(6,174)	$(14,578)
Non-GAAP adjustments:
Interest income, net	(1,029)	(1,403)
Benefit for income taxes	(97)	(150)
Depreciation and amortization	5,189	5,265
EBITDA (non-GAAP)	(2,111)	(10,866)
Stock-based compensation	2,147	2,416
Acquisition-related expenses	—	238
Change in fair value of earnout liability	—	570
Adjusted EBITDA (non-GAAP)	$36	$(7,642)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2025 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $2.5 million decline in revenue for the three months ended March 31, 2025. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income, net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash, cash equivalents and restricted cash of $122.5 million as of March 31, 2025, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of March 31, 2025 and March 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the three months ended March 31, 2025 or March 31, 2024.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Collaboration Agreement, dated as of January 25, 2025, by and between Inogen, Inc. and Jiangsu Yuyue Medical Equipment & Supply Co., Ltd.	8-K	10.1	01/27/25

10.2	Form of Registration Rights Agreement, by and between Inogen, Inc. and Yuwell (Hong Kong) Holdings Limited	8-K	10.3	01/27/25

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 8, 2025	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 8, 2025	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)