Form 10-Q
period 2025-06-30
Inogen Inc
filed 2025-08-08
CIK 1294133

11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 27,040,390 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$103,685	$113,795
Marketable securities	18,745	—
Restricted cash	1,272	3,620
Accounts receivable, net	38,592	29,563
Inventories, net	24,313	24,812
Income tax receivable	—	538
Prepaid expenses and other current assets	16,514	13,123
Total current assets	203,121	185,451
Property and equipment, net	40,171	44,400
Goodwill	10,700	9,465
Intangible assets, net	33,359	30,493
Operating lease right-of-use asset	17,982	18,295
Other assets	6,707	8,081
Total assets	$312,040	$296,185
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$35,144	$27,153
Accrued payroll	12,847	17,189
Warranty reserve - current	9,739	9,736
Operating lease liability - current	3,082	2,812
Earnout liability	—	13,000
Deferred revenue - current	6,256	6,654
Income tax payable	—	142
Total current liabilities	67,068	76,686
Long-term liabilities
Warranty reserve - noncurrent	16,985	16,350
Operating lease liability - noncurrent	15,955	16,594
Deferred revenue - noncurrent	4,591	5,747
Deferred tax liability	7,950	6,948
Total liabilities	112,549	122,325
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 27,040,390 and 23,902,338 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	27	24
Additional paid-in capital	359,740	328,174
Accumulated deficit	(163,163)	(152,837)
Accumulated other comprehensive income (loss)	2,887	(1,501)
Total stockholders' equity	199,491	173,860
Total liabilities and stockholders' equity	$312,040	$296,185

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Sales revenue	$79,172	$74,425	$147,642	$137,520
Rental revenue	13,105	14,340	26,915	29,270
Total revenue	92,277	88,765	174,557	166,790
Cost of revenue
Cost of sales revenue	43,469	38,320	81,552	73,564
Cost of rental revenue, including depreciation of $3,017 and $3,128, for the three months ended and $6,051 and $6,307 for the six months ended, respectively	7,467	7,708	15,292	16,118
Total cost of revenue	50,936	46,028	96,844	89,682
Gross profit
Gross profit-sales revenue	35,703	36,105	66,090	63,956
Gross profit-rental revenue	5,638	6,632	11,623	13,152
Total gross profit	41,341	42,737	77,713	77,108
Operating expense
Research and development	5,209	5,616	9,243	12,194
Sales and marketing	25,390	25,617	49,147	52,553
General and administrative	16,871	18,568	33,108	35,699
Total operating expense	47,470	49,801	91,498	100,446
Loss from operations	(6,129)	(7,064)	(13,785)	(23,338)
Other income (expense)
Interest income, net	1,123	1,333	2,152	2,736
Other income, net	701	134	1,057	277
Total other income, net	1,824	1,467	3,209	3,013
Loss before benefit for income taxes	(4,305)	(5,597)	(10,576)	(20,325)
Benefit for income taxes	(153)	(7)	(250)	(157)
Net loss	(4,152)	(5,590)	(10,326)	(20,168)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	3,926	(286)	5,781	(1,321)
Change in net unrealized gains (losses) on foreign currency hedging	36	—	(696)	—
Less: reclassification adjustment for net losses included in net loss	(606)	—	(739)	—
Total net change in unrealized losses on foreign currency hedging	(570)	—	(1,435)	—
Change in net unrealized gains (losses) on marketable securities	42	(40)	42	(42)
Total other comprehensive income (loss), net of tax	3,398	(326)	4,388	(1,363)
Comprehensive loss	$(754)	$(5,916)	$(5,938)	$(21,531)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.15)	$(0.24)	$(0.40)	$(0.86)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.15)	$(0.24)	$(0.40)	$(0.86)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	26,962,465	23,614,970	26,068,421	23,508,284
Diluted shares of common stock	26,962,465	23,614,970	26,068,421	23,508,284

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2025 and June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, March 31, 2024	23,546,478	$24	$323,213	$(131,527)	$188	$191,898
Stock-based compensation	—	—	1,814	—	—	1,814
Stock issued	200,642	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(28,346)	—	(201)	—	—	(201)
Net loss	—	—	—	(5,590)	—	(5,590)
Other comprehensive loss	—	—	—	—	(326)	(326)
Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595

Balance, March 31, 2025	26,887,242	$27	$357,447	$(159,011)	$(511)	$197,952
Stock-based compensation	—	—	2,293	—	—	2,293
Stock issued	153,148	—	—	—	—	—
Net loss	—	—	—	(4,152)	—	(4,152)
Other comprehensive income	—	—	—	—	3,398	3,398
Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491

	Six months ended June 30, 2025 and June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	4,230	—	—	4,230
Stock issued	434,569	1	369	—	—	370
Tax withholding related to vesting of restricted stock units	(40,545)	—	(286)	—	—	(286)
Net loss	—	—	—	(20,168)	—	(20,168)
Other comprehensive loss	—	—	—	—	(1,363)	(1,363)
Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595

Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	4,440	—	—	4,440
Stock issued	580,003	—	489	—	—	489
Tax withholding related to vesting of restricted stock units	(68,376)	—	(570)	—	—	(570)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(10,326)	—	(10,326)
Other comprehensive income	—	—	—	—	4,388	4,388
Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,326)	$(20,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,405	10,610
Loss on rental units and other assets	1,655	2,158
Gain on sale of former rental assets	—	(63)
Provision for sales revenue returns and doubtful accounts	3,248	4,615
Provision for inventory losses	447	74
Loss on purchase commitments	267	(68)
Stock-based compensation expense	4,440	4,230
Deferred income taxes	80	(223)
Change in fair value of earnout liability	—	1,180
Changes in operating assets and liabilities:
Accounts receivable	(11,037)	1,405
Inventories	(23)	(2,731)
Income tax receivable	—	(389)
Prepaid expenses and other current assets	(2,609)	1,423
Operating lease right-of-use asset	1,687	372
Other noncurrent assets	861	236
Accounts payable and accrued expenses	5,612	(3,350)
Accrued payroll	(4,526)	2,703
Warranty reserve	638	2,178
Deferred revenue	(1,554)	(1,756)
Income tax payable	(135)	(27)
Operating lease liability	(1,748)	(469)
Earnout liability	(9,822)	—
Net cash provided by (used in) operating activities	(12,440)	1,940
Cash flows from investing activities
Purchases of available-for-sale securities	(18,703)	(32,330)
Maturities of available-for-sale securities	—	15,500
Investment in intangible assets	—	(2,090)
Investment in property and equipment	(976)	(1,360)
Production and purchase of rental equipment	(4,932)	(5,651)
Proceeds from sale of former assets	—	111
Net cash used in investing activities	(24,611)	(25,820)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities
Proceeds from employee stock purchases	489	370
Payment of employment taxes related to release of restricted stock	(570)	(286)
Payments of accrued earnout	(3,178)	—
Proceeds from issuance of common stock from securities purchase agreement	27,210	—
Net cash provided by financing activities	23,951	84
Effect of exchange rates on cash	642	(217)
Net decrease in cash, cash equivalents and restricted cash	(12,458)	(24,013)
Cash, cash equivalents and restricted cash, beginning of period	117,415	125,492
Cash, cash equivalents and restricted cash, end of period	$104,957	$101,479

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$482	$484
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	360	181

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

On January 25, 2025, the Company entered into a Strategic Collaboration Agreement, or the Collaboration Agreement, with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell. The collaboration with Yuwell is expected to broaden the Company's product portfolio through distribution of certain respiratory products in the United States and select other territories, expand and enhance the Company's innovation pipeline through research and development collaboration, and accelerate the entry of the Company's brand into the Chinese market. Pursuant to the Collaboration Agreement, the Company has agreed to distribute certain products supplied by Yuwell in the United States and specified countries and Yuwell has agreed to distribute certain products supplied by the Company in specified Asia Pacific countries.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The results of operations for the three and six months ended June 30, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2025. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

3. Fair value measurements

Cash, cash equivalents, marketable securities and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of June 30, 2025
		Gross
		unrealized		Cash
	Adjusted	gains		and cash	Marketable	Restricted
	cost	(losses)	Fair value	equivalents	securities	cash
Cash	$23,699	$—	$23,699	$23,699	$—	$—
Level 1:
Money market accounts	55,564	—	55,564	54,292	—	1,272

Level 2:
Corporate bonds	8,747	(6)	8,741	—	8,741	—
U.S. Treasury securities	9,956	48	10,004	—	10,004	—
Institutional Insured Liquidity Deposit Savings	25,694	—	25,694	25,694	—	—
Total	$123,660	$42	$123,702	$103,685	$18,745	$1,272

	As of December 31, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Restricted
	cost	gains	Fair value	equivalents	cash
Cash	$23,053	$—	$23,053	$23,053	$—
Level 1:
Money market accounts	72,129	—	72,129	68,509	3,620

Level 2:
Institutional Insured Liquidity Deposit Savings	22,233	—	22,233	22,233	—
Total	$117,415	$—	$117,415	$113,795	$3,620

The following table summarizes the estimated fair value of the Company's investments in marketable securities, classified by the contractual maturity date of the securities:

June 30,
2025
Due within one year	$17,207
Due in one year through five years	1,538
Total	$18,745

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related payable of $2,820 and a receivable of $351 as of June 30, 2025 and December 31, 2024, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	losses	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2024	$(1,501)	$—	$—	$(1,501)
Other comprehensive income (loss)	5,781	42	(1,435)	4,388
Balance as of June 30, 2025	$4,280	$42	$(1,435)	$2,887

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net loss and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

Earnout liability

The Company had obligations to pay up to $13,000 in an earnout payment related to the Physio-Assist acquisition in cash if certain future regulatory results were met. Such regulatory results were met with the clearance of the Simeox product on December 23, 2024, and the payment of accrued earnouts was made during the first quarter of 2025.

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2024	$13,000
Payments of accrued earnouts	(13,000)
Balance as of June 30, 2025	$—

4. Balance sheet components

Restricted Cash

The Company's restricted cash is a legally restricted deposit held as a compensating balance against its corporate credit card balances.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	June 30,	June 30,	December 31,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$103,685	$97,920	$113,795	$125,492
Restricted cash	1,272	3,559	3,620	—
Total cash, cash equivalents and restricted cash	$104,957	$101,479	$117,415	$125,492

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
Net accounts receivable	2025	2024
Rental (1)	$5,462	$4,863
Business-to-business and other receivables	33,130	24,700
Total net accounts receivable	$38,592	$29,563

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Allowances - accounts receivable	2025	2024
Doubtful accounts	$86	$458
Sales returns	555	413
Total allowances - accounts receivable	$641	$871

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One single customer represented more than 10% of the Company's total revenue for the three and six months ended June 30, 2025. Two single customers represented more than 10% of the Company’s net accounts receivable balance with net accounts receivable balances of $4,470 and $4,362 as of June 30, 2025, respectively. One single customer represented more than 10% of the Company's net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 59.0% and 57.7% of rental revenue in the six months ended June 30, 2025 and 2024, respectively, and accounted for 9.1% and 10.1% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,409, or 3.7%, of total net accounts receivable as of June 30, 2025 compared to $1,107, or 4.8%, of total net accounts receivable as of December 31, 2024.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the six months ended June 30, 2025, the Company’s three major vendors accounted for 17.4%, 11.0%, and 9.8%, respectively, of total raw material purchases. For the six months ended June 30, 2024, the Company’s three major vendors accounted for 20.8%, 19.1%, and 10.7%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 76.0% and 79.4% of the non-U.S. revenue for the three months ended June 30, 2025 and 2024, respectively, were invoiced in Euros. Approximately 77.4% and 79.6% of the non-U.S. revenue for the six months ended June 30, 2025 and 2024, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2025 and 2024, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
U.S. revenue	$56,354	$58,234	$106,649	$110,224
Non-U.S. revenue	35,923	30,531	67,908	56,566
Total revenue	$92,277	$88,765	$174,557	$166,790

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $770 and $1,291 as of June 30, 2025 and December 31, 2024, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the six months ended June 30, 2025 and 2024, $847 and $416, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials and work-in-progress	$14,962	$19,224
Finished goods	11,599	7,633
Less: reserves	(2,248)	(2,045)
Inventories, net	$24,313	$24,812

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,660 and $1,441 for the three months ended June 30, 2025 and 2024, respectively, and $3,498 and $3,201 for the six months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Rental equipment	$3,017	$3,128	$6,051	$6,307
Other property and equipment	990	1,029	2,006	2,183
Total depreciation and amortization	$4,007	$4,157	$8,057	$8,490

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2025 and December 31, 2024, respectively.

	June 30,	December 31,
Property and equipment	2025	2024
Rental equipment, net of allowances of $3,614 and $3,744, respectively	$62,559	$64,012
Other property and equipment	24,741	25,123
Property and equipment	87,300	89,135

Accumulated depreciation
Rental equipment	32,823	32,294
Other property and equipment	14,306	12,441
Accumulated depreciation	47,129	44,735

Property and equipment, net
Rental equipment, net of allowances of $3,614 and $3,744, respectively	29,736	31,718
Other property and equipment	10,435	12,682
Property and equipment, net	$40,171	$44,400

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the six months ended June 30, 2025 and 2024.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

Balance as of December 31, 2024 (1)	$9,465
Translation adjustment	1,235
Balance as of June 30, 2025 (1)	$10,700

(1) Includes $32,894 of accumulated impairment losses as of June 30, 2025 and December 31, 2024.

Intangible assets

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,432	$6,348	$29,084
Licenses	10	159	159	—
Patents and websites	5	3,775	3,768	7
Customer relationships	4-10	3,164	1,723	1,441
Trade name	4	219	98	121
Commercials	3	494	364	130
Internally developed software	3	3,707	1,131	2,576
Total		$46,950	$13,591	$33,359

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$31,342	$4,048	$27,294
Licenses	10	159	159	—
Patents and websites	5	3,776	3,752	24
Customer relationships	4-10	2,799	1,447	1,352
Trade name	4	194	63	131
Commercials	3	494	282	212
Internally developed software	3	2,090	610	1,480
Total		$40,854	$10,361	$30,493

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2025
Remaining 6 months of 2025	$3,885
2026	4,932
2027	4,207
2028	3,756
2029	3,719
2030	3,440
Thereafter	9,420
Total	$33,359

Current liabilities

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$21,900	$16,616
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,044	6,917
Accrued loss on purchase commitments	904	672
Forward contract payable	2,820	—
Other accrued expenses	2,476	2,948
Total accounts payable and accrued expenses	$35,144	$27,153

Accrued payroll as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued bonuses	$3,075	$6,370
Accrued wages and other payroll related items	4,748	5,570
Accrued vacation	4,113	3,456
Accrued severance	512	1,429
Accrued employee stock purchase plan deductions	399	364
Total accrued payroll	$12,847	$17,189

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from three years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $954 and $1,136 for the three months ended June 30, 2025 and 2024, respectively, and $1,916 and $2,210 for the six months ended June 30, 2025 and 2024, respectively.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending June 30,
2026	$1,136
2027	1,136
2028	1,136
2029	1,136
2030	1,136
Thereafter	1,041
Total	$6,721

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2025	2024
Cash paid for operating lease liabilities	$1,902	$2,290
Operating lease cost	1,859	2,163
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,327	1,566
Weighted-average remaining lease term	3.6 years	2.7 years
Weighted-average discount rate	6.6%	4.9%

Maturities of lease liabilities due in the 12-month period ending June 30,
2026	$3,629
2027	3,924
2028	3,650
2029	3,322
2030	3,306
Thereafter	2,904
20,735
Less imputed interest	(1,698)
Total lease liabilities	$19,037

Operating lease liability - current	$3,082
Operating lease liability - noncurrent	15,955
Total lease liabilities	$19,037

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator—basic and diluted:
Net loss	$(4,152)	$(5,590)	$(10,326)	$(20,168)

Denominator:
Weighted average shares of common stock - basic common stock (1)	26,962,465	23,614,970	26,068,421	23,508,284
Weighted average shares of common stock - diluted common stock	26,962,465	23,614,970	26,068,421	23,508,284

Net loss per share - basic common stock	$(0.15)	$(0.24)	$(0.40)	$(0.86)
Net loss per share - diluted common stock (2)	$(0.15)	$(0.24)	$(0.40)	$(0.86)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	26,962,465	23,614,970	26,068,421	23,508,284
Stock options and other dilutive awards	335,216	499,441	541,262	412,687
Weighted average shares of common stock - diluted common stock	27,297,681	24,114,411	26,609,683	23,920,971

Shares excluded from diluted weighted average shares:
Restricted stock units	1,257,265	522,167	500,695	539,894

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

(2) Due to net losses for the three and six months ended June 30, 2025 and June 30, 2024, diluted loss per share is the same as basic loss per share.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2024, the Company recorded a full valuation allowance of $66,533. As of June 30, 2025, the Company continued to record a valuation allowance against its domestic and certain foreign deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of June 30, 2025, awards with respect to 116,596 shares of the Company’s common stock were outstanding under the 2014 Plan.

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

As of June 30, 2025, awards with respect to 3,007,333 shares of the Company's common stock were outstanding, and 1,160,824 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

The Company previously granted restricted stock units to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2025, awards with respect to 125,000 shares of the Company's common stock were outstanding pursuant to such inducement grant.

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

RSU activity for the six months ended June 30, 2025 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2024	1,203,383	601,194	1,804,577	$8.61
Granted	926,671	822,308	1,748,979	9.19
Vested	(394,503)	(118,100)	(512,603)	10.12
Forfeited/canceled	(93,060)	(110,118)	(203,178)	9.99
Unvested restricted stock units as of June 30, 2025 (1)	1,642,491	1,195,284	2,837,775	$8.52
Unvested and expected to vest restricted stock units outstanding as of June 30, 2025			1,999,895	$8.41

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of June 30, 2025, the unrecognized compensation cost related to unvested employee restricted stock units was $13,299, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.1 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. As of June 30, 2025, a total of 695,428 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2025, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Restricted stock units	$2,205	$1,696	$4,213	$4,005
Employee stock purchase plan	88	118	227	225
Total stock-based compensation expense	$2,293	$1,814	$4,440	$4,230

Stock-based compensation expense was calculated based on awards of restricted stock units expected to vest based on the Company’s historical award cancellations. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and six months ended June 30, 2025 and 2024, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue	$129	$145	$296	$325
Research and development	69	(75)	164	385
Sales and marketing	186	428	400	858
General and administrative	1,909	1,316	3,580	2,662
Total stock-based compensation expense	$2,293	$1,814	$4,440	$4,230

9. Commitments and contingencies

Purchase obligations

The Company had approximately $60,900 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2025. The Company has $904 and $672 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six-month and 12-month periods ended June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
Product warranty liability at beginning of period	$26,086	$23,478
Accruals for warranties issued	6,610	12,076
Adjustments related to preexisting warranties (including changes in estimates)	(1,477)	280
Settlements made (in cash or in kind)	(4,495)	(9,748)
Product warranty liability at end of period	$26,724	$26,086

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the six months ended June 30, 2025 was primarily driven by $2,214 of revenue recognized that were included in the deferred revenue balances as of December 31, 2024, partially offset by $679 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $8,388 and $9,922 as of June 30, 2025 and December 31, 2024, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue - noncurrent in the consolidated balance sheets.

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

10. Foreign currency exchange contracts and hedging

As of June 30, 2025 and June 30, 2024, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $18,266 and $12,923, respectively, and $38,804 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to seven months. During the six months ended June 30, 2025 and 2024, these contracts had, net of tax, an unrealized loss of $1,435 and an unrealized gain or (loss) of $0, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2025, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the six months ended June 30, 2024, there were no ineffective portions related to these hedges. As of June 30, 2025, the Company had six designated hedges and two non-designated hedges. As of June 30, 2024, the Company had no designated hedges and three non-designated hedges.

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

12. Subsequent events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA provides for significant U.S. tax law changes and modifications. The Company is currently evaluating the potential effects of the new legislation. No adjustments have been made to the consolidated financial statements as of and for the period ended June 30, 2025, in relation to this legislation.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “AURORA,” “Rove,” “Inogen Rove 4,” “Inogen Rove 6,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, and the United Kingdom. We own pending applications for the mark “Rove” in Argentina, Brazil, Canada, India, South Korea, and Saudi Arabia. We own trademark registrations for the mark “Inogen Rove” in Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, and the United Kingdom. We own pending applications for the mark “Inogen Rove” in Argentina, Brazil, Canada, India, South Korea, and Saudi Arabia. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a pending application for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Europe (European Union Registration), France, Japan, Russia, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Argentina, Canada, Colombia, Mexico, Norway, and Switzerland. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2025 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

We continue to monitor the tariffs announced by the U.S. government, and potential tariff modifications or the imposition of tariffs or export controls by other countries. As the tariffs are currently detailed, we do not expect a material impact to our business.

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
•
Invest in our oxygen product offerings to develop innovative products and expand clinical evidence. We incurred $5.2 million and $5.6 million in the three months ended June 30, 2025 and 2024, respectively, and $9.2 million and $12.2 million in the six months ended June 30, 2025 and 2024, respectively, in research and development expenses, and we intend to continue to make such investments in the foreseeable future.

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

Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients with bronchiectasis which is a condition that presents as the lung’s bronchi are damaged and widened in patients with cystic fibrosis, COPD, or other respiratory conditions. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the European Union and is currently being sold in Europe and several other markets. In addition, we obtained 510(k) clearance for Simeox in December 2024 and plan to leverage our commercial infrastructure and capabilities to market the device in the United States, while continuing to market it in the other geographies. We intend to commercialize Simeox through the sale or rental of the product initially, followed by recurring sales of device disposables. We began efforts to obtain market feedback, as well as to initialize the work towards reimbursement coverage for the Simeox product in the U.S.

In January 2025, we entered into the Collaboration Agreement with Yuwell. The collaboration with Yuwell is expected to broaden our product portfolio through distribution of certain respiratory products, including Yuwell’s stationary oxygen concentrators, in the United States and select other territories, expand and enhance our innovation pipeline through research and development collaboration, and accelerate the entry of our brand into the Chinese market. In the United States, we initiated in June 2025 the launch of the Voxi™ 5, a new stationary oxygen concentrator designed to enhance access to high-quality oxygen therapy for long-term care patients. A more extensive launch is planned in 2026 as we focus on market development. In China, we continue to work through the registration process.

Results of operations

Comparison of three months ended June 30, 2025 and 2024

Revenue

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$79,172	$74,425	$4,747	6.4%	85.8%	83.8%
Rental revenue	13,105	14,340	(1,235)	-8.6%	14.2%	16.2%
Total revenue	$92,277	$88,765	$3,512	4.0%	100.0%	100.0%

Sales revenue increased $4.7 million, or 6.4%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. The increase was primarily attributable to higher demand in domestic and international business-to-business sales. We sold approximately 49,000 oxygen systems during the three months ended June 30, 2025 compared to approximately 41,300 oxygen systems sold during the three months ended June 30, 2024, an increase of 18.6%.

Rental revenue decreased $1.2 million, or 8.6%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates.

	Three months ended
(dollar amounts in thousands)	June 30,		Change 2025 vs. 2024		% of Revenue
Revenue by region and category	2025	2024	$	%	2025	2024
Business-to-business domestic sales	$25,406	$21,287	$4,119	19.3%	27.5%	24.0%
Business-to-business international sales	35,923	30,531	5,392	17.7%	38.9%	34.4%
Direct-to-consumer domestic sales	17,843	22,607	(4,764)	-21.1%	19.4%	25.4%
Direct-to-consumer domestic rentals	13,105	14,340	(1,235)	-8.6%	14.2%	16.2%
Total revenue	$92,277	$88,765	$3,512	4.0%	100.0%	100.0%

Domestic business-to-business sales increased 19.3% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the result of increased demand.

International business-to-business sales increased 17.7% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to higher demand. In the three months ended June 30, 2025, sales in Europe as a percentage of total international sales revenue slightly decreased to 85.3% from 86.7% during the comparable period in 2024.

Domestic direct-to-consumer sales decreased 21.1% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by lower volume and average selling price versus the comparable period in 2024.

Domestic direct-to-consumer rentals decreased 8.6% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$43,469	$38,320	$5,149	13.4%	47.1%	43.2%
Cost of rental revenue	7,467	7,708	(241)	-3.1%	8.1%	8.7%
Total cost of revenue	$50,936	$46,028	$4,908	10.7%	55.2%	51.9%

Gross profit - sales revenue	$35,703	$36,105	$(402)	-1.1%	38.7%	40.6%
Gross profit - rental revenue	5,638	6,632	(994)	-15.0%	6.1%	7.5%
Total gross profit	$41,341	$42,737	$(1,396)	-3.3%	44.8%	48.1%

Gross margin percentage - sales revenue	45.1%	48.5%
Gross margin percentage- rental revenue	43.0%	46.2%
Total gross margin percentage	44.8%	48.1%

Cost of sales revenue increased $5.1 million, or 13.4%, for the three months ended June 30, 2025 from the three months ended June 30, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.2 million, or 3.1%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. The decrease in cost of rental revenue was primarily attributable to a decrease in logistics costs. Cost of rental revenue included $3.0 million of rental asset depreciation for the three months ended June 30, 2025 compared to $3.1 million for the three months ended June 30, 2024.

Gross margin on sales revenue decreased to 45.1% for the three months ended June 30, 2025 from 48.5% for the three months ended June 30, 2024. The decrease was driven primarily by channel and customer mix, higher material cost premiums associated with open-market purchases of semiconductor chips used in our POCs, and adjustments in reserves. Total worldwide business-to-business sales revenue accounted for 77.5% of total sales revenue in the three months ended June 30, 2025 versus 69.6% in the three months ended June 30, 2024.

Gross margin on rental revenue decreased to 43.0% for the three months ended June 30, 2025 from 46.2% for the three months ended June 30, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service.

Research and development expense

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$5,209	$5,616	$(407)	-7.2%	5.6%	6.3%

Research and development expense decreased $0.4 million, or 7.2%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. This decrease was primarily due to $0.6 million of lower product development related to a Rove 4 design change in the prior year.

Sales and marketing expense

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$25,390	$25,617	$(227)	-0.9%	27.5%	28.9%

Sales and marketing expense decreased $0.2 million, or 0.9%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. This decrease was primarily due to a decrease of $1.1 million in media and advertising costs, partially offset by an increase of $0.8 million in personnel costs. In the three months ended June 30, 2025, we spent $7.4 million in media and advertising costs versus $8.5 million in the comparable period in 2024.

General and administrative expense

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$16,871	$18,568	$(1,697)	-9.1%	18.3%	20.9%

General and administrative expense decreased $1.7 million, or 9.1%, for the three months ended June 30, 2025 from the three months ended June 30, 2024, primarily due to decreases of $1.0 million in bad debt expense and $0.6 million in the change in fair value of the earnout liability, respectively.

Other income, net

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$1,123	$1,333	$(210)	-15.8%	1.2%	1.5%
Other income, net	701	134	567	423.1%	0.8%	0.2%
Total other income, net	$1,824	$1,467	$357	24.3%	2.0%	1.7%

Total other income, net increased $0.4 million, or 24.3%, for the three months ended June 30, 2025 from the three months ended June 30, 2024.

Income tax benefit

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(153)	$(7)	$(146)	2,085.7%	-0.2%	0.0%
Effective income tax rate	3.6%	0.1%

Income tax benefit increased $0.1 million, or 2,085.7%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to lower foreign and state taxes.

Our effective tax rate for the three months ended June 30, 2025 increased compared to the three months ended June 30, 2024, primarily due to a lower net loss and foreign and state taxes.

Net loss

	Three months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(4,152)	$(5,590)	$1,438	25.7%	-4.5%	-6.3%

Net loss decreased $1.4 million, or 25.7%, for the three months ended June 30, 2025 from the three months ended June 30, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Comparison of six months ended June 30, 2025 and 2024

Revenue

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$147,642	$137,520	$10,122	7.4%	84.6%	82.5%
Rental revenue	26,915	29,270	(2,355)	-8.0%	15.4%	17.5%
Total revenue	$174,557	$166,790	$7,767	4.7%	100.0%	100.0%

Sales revenue increased $10.1 million, or 7.4%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. The increase was primarily attributable to higher demand in domestic and international business-to-business sales. We sold approximately 92,000 oxygen systems during the six months ended June 30, 2025 compared to approximately 75,200 oxygen systems sold during the six months ended June 30, 2024, an increase of 22.3%.

Rental revenue decreased $2.4 million, or 8.0%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates.

	Six months ended
(dollar amounts in thousands)	June 30,		Change 2025 vs. 2024		% of Revenue
Revenue by region and category	2025	2024	$	%	2025	2024
Business-to-business domestic sales	$46,860	$37,806	$9,054	23.9%	26.9%	22.7%
Business-to-business international sales	67,908	56,566	11,342	20.1%	38.9%	33.9%
Direct-to-consumer domestic sales	32,874	43,148	(10,274)	-23.8%	18.8%	25.9%
Direct-to-consumer domestic rentals	26,915	29,270	(2,355)	-8.0%	15.4%	17.5%
Total revenue	$174,557	$166,790	$7,767	4.7%	100.0%	100.0%

Domestic business-to-business sales increased 23.9% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the result of increased demand.

International business-to-business sales increased 20.1% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to higher demand. In the six months ended June 30, 2025, sales in Europe as a percentage of total international sales revenue decreased to 85.5% from 87.4% during the comparable period in 2024.

Domestic direct-to-consumer sales decreased 23.8% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by lower volume and average selling price versus the comparable period in 2024.

Domestic direct-to-consumer rentals decreased 8.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$81,552	$73,564	$7,988	10.9%	46.7%	44.1%
Cost of rental revenue	15,292	16,118	(826)	-5.1%	8.8%	9.7%
Total cost of revenue	$96,844	$89,682	$7,162	8.0%	55.5%	53.8%

Gross profit - sales revenue	$66,090	$63,956	$2,134	3.3%	37.9%	38.3%
Gross profit - rental revenue	11,623	13,152	(1,529)	-11.6%	6.6%	7.9%
Total gross profit	$77,713	$77,108	$605	0.8%	44.5%	46.2%

Gross margin percentage - sales revenue	44.8%	46.5%
Gross margin percentage- rental revenue	43.2%	44.9%
Total gross margin percentage	44.5%	46.2%

Cost of sales revenue increased $8.0 million, or 10.9%, for the six months ended June 30, 2025 from the six months ended June 30, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.8 million, or 5.1%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. The decrease in cost of rental revenue was primarily attributable to a decrease in logistics costs. Cost of rental revenue included $6.1 million of rental asset depreciation for the six months ended June 30, 2025 compared to $6.3 million for the six months ended June 30, 2024.

Gross margin on sales revenue decreased to 44.8% for the six months ended June 30, 2025 from 46.5% for the six months ended June 30, 2024. The decrease was driven primarily by channel and customer mix and higher material cost premiums associated with open-market purchases of semiconductor chips used in our POCs, partially offset by lower warranty expense. Total worldwide business-to-business sales revenue accounted for 77.7% of total sales revenue in the six months ended June 30, 2025 versus 68.6% in the six months ended June 30, 2024.

Gross margin on rental revenue decreased to 43.2% for the six months ended June 30, 2025 from 44.9% for the six months ended June 30, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in the percentage of patients billed compared to total patients on service.

Research and development expense

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$9,243	$12,194	$(2,951)	-24.2%	5.3%	7.3%

Research and development expense decreased $3.0 million, or 24.2%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. This decrease was due primarily to a $2.4 million decrease in consulting expense.

Sales and marketing expense

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$49,147	$52,553	$(3,406)	-6.5%	28.2%	31.5%

Sales and marketing expense decreased $3.4 million, or 6.5%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. This decrease was primarily due to decreases of $1.9 million in media and advertising costs and $1.4 million in consulting fees. In the six months ended June 30, 2025, we spent $15.0 million in media and advertising costs versus $17.0 million in the comparable period in 2024.

General and administrative expense

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$33,108	$35,699	$(2,591)	-7.3%	19.0%	21.4%

General and administrative expense decreased $2.6 million, or 7.3%, for the six months ended June 30, 2025 from the six months ended June 30, 2024, primarily due to decreases of $1.2 million in the change in fair value of the earnout liability and $1.1 million in bad debt expense, respectively.

Other income, net

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$2,152	$2,736	$(584)	-21.3%	1.2%	1.6%
Other income, net	1,057	277	780	281.6%	0.6%	0.2%
Total other income, net	$3,209	$3,013	$196	6.5%	1.8%	1.8%

Total other income, net increased $0.2 million, or 6.5%, for the six months ended June 30, 2025 from the six months ended June 30, 2024.

Income tax benefit

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(250)	$(157)	$(93)	59.2%	-0.1%	-0.1%
Effective income tax rate	2.4%	0.8%

Income tax benefit increased less than $0.1 million, or 59.2%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to lower foreign and state taxes.

Our effective tax rate for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024, primarily due to a lower net loss and foreign and state taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA provides for significant U.S. tax law changes and modifications. We are evaluating the potential effects of the new legislation, but we expect the legislation will likely not have a material impact on our financial statements. No adjustments have been made to the consolidated financial statements as of and for the period ended June 30, 2025, in relation to this legislation.

Net loss

	Six months ended
	June 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(10,326)	$(20,168)	$9,842	48.8%	-5.9%	-12.1%

Net loss decreased $9.8 million, or 48.8%, for the six months ended June 30, 2025 from the six months ended June 30, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Liquidity and capital resources

As of June 30, 2025, we had cash and cash equivalents of $103.7 million, which consisted of highly liquid investments with a maturity of three months or less. For the six months ended June 30, 2025, we received $27.2 million from Yuwell and $0.5 million in proceeds related to our 2014 Employee Stock Purchase Plan, or ESPP, partially offset by the payment of the earnout liability of $13.0 million. For the six months ended June 30, 2024, we received $0.4 million in proceeds related to our ESPP.

Our principal use of our funds for liquidity and capital resources in the six months ended June 30, 2025 consisted of cash used in investing activities of $18.7 million for the purchase of marketable securities, $5.9 million in the production and purchase of rental assets and other property and equipment and cash used in operating activities of $12.4 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2025 vs. 2024
Summary of consolidated cash flows	2025	2024	$	%
Cash provided by (used in) operating activities	$(12,440)	$1,940	$(14,380)	741.2%
Cash used in investing activities	(24,611)	(25,820)	1,209	4.7%
Cash provided by financing activities	23,951	84	23,867	28,413.1%
Effect of exchange rates on cash	642	(217)	859	-395.9%
Net decrease in cash and cash equivalents	$(12,458)	$(24,013)	$11,555	-48.1%

(amounts in thousands)	June 30,	December 31,
Summary of working capital	2025	2024
Total current assets	$203,121	$185,451
Total current liabilities	67,068	76,686
Net working capital	$136,053	$108,765

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the six months ended June 30, 2025 consisted primarily of our net loss of $10.3 million, partially offset by non-cash adjustment items of depreciation of equipment and leasehold improvements and amortization of intangibles of $10.4 million, stock-based compensation expense of $4.4 million, provision for sales returns and doubtful accounts of $3.2 million, and net loss on disposal of rental assets and other assets of $1.7 million. The net changes in operating assets and liabilities resulted in net cash used of $22.7 million, which included the payment of the earnout liability of $9.8 million.

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

For the six months ended June 30, 2025, we invested $18.7 million in the purchase of marketable securities and $5.9 million in the production and purchase of rental assets and other property and equipment.

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

For the six months ended June 30, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement, $0.5 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of restricted stock units, or RSUs, of $0.6 million.

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $0.4 million from the proceeds received from purchases under our ESPP, partially offset by the payment of employment taxes related to the vesting of RSUs of $0.3 million.

Sources of funds

During the six months ended June 30, 2025, our primary source of cash related to $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement. Our net cash used in operating activities in the six months ended June 30, 2025 was $12.4 million compared to net cash provided of $1.9 million in the six months ended June 30, 2024. As of June 30, 2025, we had cash and cash equivalents of $103.7 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2025	2024	2025	2024
Net loss (GAAP)	$(4,152)	$(5,590)	$(10,326)	$(20,168)
Non-GAAP adjustments:
Interest income, net	(1,123)	(1,333)	(2,152)	(2,736)
Benefit for income taxes	(153)	(7)	(250)	(157)
Depreciation and amortization	5,216	5,345	10,405	10,610
EBITDA (non-GAAP)	(212)	(1,585)	(2,323)	(12,451)
Stock-based compensation	2,293	1,814	4,440	4,230
Acquisition-related expenses	—	419	—	657
Change in fair value of earnout liability	—	610	—	1,180
Adjusted EBITDA (non-GAAP)	$2,081	$1,258	$2,117	$(6,384)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2025 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $5.3 million decline in revenue for the six months ended June 30, 2025. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income, net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash, cash equivalents and restricted cash of $105.0 million as of June 30, 2025, which consisted of highly liquid investments with a maturity of three months or less, and $18.7 million of marketable securities with maturity dates primarily due in less than one year. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of June 30, 2025 and June 30, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the six months ended June 30, 2025 or June 30, 2024.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1	Amended and Restated 2023 Equity Incentive Plan	8-K	10.1	05/19/25

10.2	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	05/19/25

10.3	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.3	05/19/25

10.4	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.4	05/19/25

10.5+	Employment and Severance Agreement by and between the Company and Jennifer Yi Boyer, dated February 14, 2022.	Filed herewith

10.6+	Appointment Letter by and between the Company and Jennifer Yi Boyer, dated July 25, 2025.	Filed herewith

10.7+	Change of Control Agreement by and between the Company and Mary Wright, dated October 18, 2022.	Filed herewith

10.8+	Appointment Letter by and between the Company and Mary Wright, dated July 25, 2025.	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 8, 2025	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 8, 2025	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)