Form 10-Q
period 2025-09-30
Inogen Inc
filed 2025-11-06
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 27,148,482 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$106,476	$113,795
Marketable securities	16,747	—
Restricted cash	1,281	3,620
Accounts receivable, net	40,374	29,563
Inventories, net	25,075	24,812
Prepaid expenses and other current assets	13,762	13,661
Total current assets	203,715	185,451
Property and equipment, net	37,331	44,400
Goodwill	10,695	9,465
Intangible assets, net	32,049	30,493
Operating lease right-of-use asset	17,199	18,295
Other assets	6,020	8,081
Total assets	$307,009	$296,185
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$34,207	$27,153
Accrued payroll	11,860	17,189
Warranty reserve - current	9,785	9,736
Operating lease liability - current	3,122	2,812
Earnout liability	—	13,000
Deferred revenue - current	5,970	6,654
Income tax payable	—	142
Total current liabilities	64,944	76,686
Long-term liabilities
Warranty reserve - noncurrent	17,816	16,350
Operating lease liability - noncurrent	15,099	16,594
Deferred revenue - noncurrent	4,081	5,747
Deferred tax liability	7,894	6,948
Total liabilities	109,834	122,325
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 27,148,482 and 23,902,338 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	27	24
Additional paid-in capital	361,921	328,174
Accumulated deficit	(168,457)	(152,837)
Accumulated other comprehensive income (loss)	3,684	(1,501)
Total stockholders' equity	197,175	173,860
Total liabilities and stockholders' equity	$307,009	$296,185

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Sales revenue	$79,090	$74,929	$226,732	$212,449
Rental revenue	13,300	13,905	40,215	43,175
Total revenue	92,390	88,834	266,947	255,624
Cost of revenue
Cost of sales revenue	42,925	39,592	124,477	113,156
Cost of rental revenue, including depreciation of $2,964 and $3,247, for the three months ended and $9,015 and $9,554 for the nine months ended, respectively	8,149	7,898	23,441	24,016
Total cost of revenue	51,074	47,490	147,918	137,172
Gross profit
Gross profit-sales revenue	36,165	35,337	102,255	99,293
Gross profit-rental revenue	5,151	6,007	16,774	19,159
Total gross profit	41,316	41,344	119,029	118,452
Operating expense
Research and development	4,840	3,518	14,083	15,712
Sales and marketing	25,439	26,361	74,586	78,914
General and administrative	18,153	19,257	51,261	54,956
Total operating expense	48,432	49,136	139,930	149,582
Loss from operations	(7,116)	(7,792)	(20,901)	(31,130)
Other income (expense)
Interest income, net	1,070	1,041	3,222	3,777
Other income, net	606	687	1,663	964
Total other income, net	1,676	1,728	4,885	4,741
Loss before benefit for income taxes	(5,440)	(6,064)	(16,016)	(26,389)
Benefit for income taxes	(146)	(101)	(396)	(258)
Net loss	(5,294)	(5,963)	(15,620)	(26,131)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(16)	1,654	5,765	333
Change in net unrealized gains on foreign currency hedging	1,442	—	746	—
Less: reclassification adjustment for net losses included in net loss	(652)	—	(1,391)	—
Total net change in unrealized gains (losses) on foreign currency hedging	790	—	(645)	—
Change in net unrealized gains on marketable securities	23	203	65	161
Total other comprehensive income, net of tax	797	1,857	5,185	494
Comprehensive loss	$(4,497)	$(4,106)	$(10,435)	$(25,637)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.20)	$(0.25)	$(0.59)	$(1.11)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.20)	$(0.25)	$(0.59)	$(1.11)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	27,075,637	23,751,168	26,407,849	23,589,836
Diluted shares of common stock	27,075,637	23,751,168	26,407,849	23,589,836

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2025 and September 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, June 30, 2024	23,718,774	$24	$324,826	$(137,117)	$(138)	$187,595
Stock-based compensation	—	—	1,474	—	—	1,474
Stock issued	98,930	—	441	—	—	441
Net loss	—	—	—	(5,963)	—	(5,963)
Other comprehensive income	—	—	—	—	1,857	1,857
Balance, September 30, 2024	23,817,704	$24	$326,741	$(143,080)	$1,719	$185,404

Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491
Stock-based compensation	—	—	1,763	—	—	1,763
Stock issued	116,135	—	482	—	—	482
Tax withholding related to vesting of restricted stock units	(8,043)	—	(64)	—	—	(64)
Net loss	—	—	—	(5,294)	—	(5,294)
Other comprehensive income	—	—	—	—	797	797
Balance, September 30, 2025	27,148,482	$27	$361,921	$(168,457)	$3,684	$197,175

	Nine months ended September 30, 2025 and September 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	5,704	—	—	5,704
Stock issued	533,499	1	810	—	—	811
Tax withholding related to vesting of restricted stock units	(40,545)	—	(286)	—	—	(286)
Net loss	—	—	—	(26,131)	—	(26,131)
Other comprehensive income	—	—	—	—	494	494
Balance, September 30, 2024	23,817,704	$24	$326,741	$(143,080)	$1,719	$185,404

Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	6,203	—	—	6,203
Stock issued	696,138	—	971	—	—	971
Tax withholding related to vesting of restricted stock units	(76,419)	—	(634)	—	—	(634)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(15,620)	—	(15,620)
Other comprehensive income	—	—	—	—	5,185	5,185
Balance, September 30, 2025	27,148,482	$27	$361,921	$(168,457)	$3,684	$197,175

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(15,620)	$(26,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,624	15,924
Loss on rental units and other assets	2,693	3,075
Gain on sale of former rental assets	—	(164)
Provision for sales revenue returns and doubtful accounts	4,866	9,397
Provision for inventory losses	721	(243)
Loss on purchase commitments	344	(334)
Stock-based compensation expense	6,203	5,704
Deferred income taxes	30	(244)
Change in fair value of earnout liability	—	1,830
Changes in operating assets and liabilities:
Accounts receivable	(14,725)	(1,154)
Inventories	(1,055)	(2,048)
Income tax receivable	—	(288)
Prepaid expenses and other current assets	132	4,083
Operating lease right-of-use asset	2,470	1,323
Other noncurrent assets	1,299	351
Accounts payable and accrued expenses	5,616	(2,947)
Accrued payroll	(5,513)	3,195
Warranty reserve	1,515	2,197
Deferred revenue	(2,350)	(2,788)
Income tax payable	(138)	(27)
Operating lease liability	(2,563)	(1,779)
Earnout liability	(9,822)	—
Net cash provided by (used in) operating activities	(10,273)	8,932
Cash flows from investing activities
Purchases of available-for-sale securities	(22,682)	(32,333)
Maturities of available-for-sale securities	6,000	20,500
Investment in intangible assets	—	(2,090)
Investment in property and equipment	(1,544)	(3,031)
Production and purchase of rental equipment	(6,467)	(8,833)
Proceeds from sale of former assets	—	272
Net cash used in investing activities	(24,693)	(25,515)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities
Proceeds from employee stock purchases	971	811
Payment of employment taxes related to release of restricted stock	(634)	(286)
Payments of accrued earnout	(3,178)	—
Proceeds from issuance of common stock from securities purchase agreement	27,210	—
Net cash provided by financing activities	24,369	525
Effect of exchange rates on cash	939	(153)
Net decrease in cash, cash equivalents and restricted cash	(9,658)	(16,211)
Cash, cash equivalents and restricted cash, beginning of period	117,415	125,492
Cash, cash equivalents and restricted cash, end of period	$107,757	$109,281

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$318	$348
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	154	62

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc., or the Company, is a medical technology business that primarily focuses on respiratory health. The Company develops, manufactures, and markets innovative respiratory health products, including portable oxygen concentrators, or POCs, used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions and the Simeox® product for airway clearance treatment. The Company's proprietary Inogen One® and Inogen Rove® systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, seven days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used concomitantly with stationary oxygen concentrators and oxygen compressed gas tanks, the Company's POCs are designed to reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility. The Company's Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients requiring airway clearance, such as those with bronchiectasis – a condition characterized by damaged and widened bronchi that can occur in patients with cystic fibrosis, chronic obstructive pulmonary disease, or COPD, or other chronic respiratory diseases.

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

The results of operations for the three and nine months ended September 30, 2025 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2025. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation with no effect on previously reported results of operations, financial position, cash flows, or stockholders’ equity. These changes consisted of reclassifications to certain line items in the accompanying consolidated balance sheets and did not change total assets, liabilities or stockholders' equity as previously reported.

Recently issued accounting pronouncements not yet adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statement presentation or results of operations.

3. Fair value measurements

Cash, cash equivalents, marketable securities and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of September 30, 2025
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$28,439	$—	$28,439	$28,439	$—	$—
Level 1:
Money market accounts	51,351	—	51,351	50,070	—	1,281

Level 2:
Corporate bonds	8,698	7	8,705	—	8,705	—
U.S. Treasury securities	9,984	58	10,042	2,000	8,042	—
Institutional Insured Liquidity Deposit Savings	25,967	—	25,967	25,967	—	—
Total	$124,439	$65	$124,504	$106,476	$16,747	$1,281

	As of December 31, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Restricted
	cost	gains	Fair value	equivalents	cash
Cash	$23,053	$—	$23,053	$23,053	$—
Level 1:
Money market accounts	72,129	—	72,129	68,509	3,620

Level 2:
Institutional Insured Liquidity Deposit Savings	22,233	—	22,233	22,233	—
Total	$117,415	$—	$117,415	$113,795	$3,620

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related payable of $1,062 and a receivable of $351 as of September 30, 2025 and December 31, 2024, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	losses	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2024	$(1,501)	$—	$—	$(1,501)
Other comprehensive income (loss)	5,765	65	(645)	5,185
Balance as of September 30, 2025	$4,264	$65	$(645)	$3,684

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

The reconciliation of the earnout liability measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2024	$13,000
Payments of accrued earnouts	(13,000)
Balance as of September 30, 2025	$—

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	September 30,	September 30,	December 31,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$106,476	$105,690	$113,795	$125,492
Restricted cash	1,281	3,591	3,620	—
Total cash, cash equivalents and restricted cash	$107,757	$109,281	$117,415	$125,492

Accounts receivable and allowance for bad debts, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
Net accounts receivable	2025	2024
Rental (1)	$5,016	$4,863
Business-to-business and other receivables	35,358	24,700
Total net accounts receivable	$40,374	$29,563

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Allowances - accounts receivable	2025	2024
Doubtful accounts	$107	$458
Sales returns	409	413
Total allowances - accounts receivable	$516	$871

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One single customer represented more than 10% of the Company's total revenue for the three and nine months ended September 30, 2025. One single customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $4,534 as of September 30, 2025. One single customer represented more than 10% of the Company's net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 61.1% and 57.0% of rental revenue in the nine months ended September 30, 2025 and 2024, respectively, and accounted for 9.2% and 9.6% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,376, or 3.4%, of total net accounts receivable as of September 30, 2025 compared to $1,107, or 4.8%, of total net accounts receivable as of December 31, 2024.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the nine months ended September 30, 2025, the Company’s three major vendors accounted for 18.2%, 11.2%, and 10.2%, respectively, of total raw material purchases. For the nine months ended September 30, 2024, the Company’s three major vendors accounted for 20.9%, 19.2%, and 10.6%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 79.2% and 76.3% of the non-U.S. revenue for the three months ended September 30, 2025 and 2024, respectively, were invoiced in Euros. Approximately 78.1% and 78.4% of the non-U.S. revenue for the nine months ended September 30, 2025 and 2024, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
U.S. revenue	$53,987	$56,506	$160,636	$166,730
Non-U.S. revenue	38,403	32,328	106,311	88,894
Total revenue	$92,390	$88,834	$266,947	$255,624

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $521 and $1,291 as of September 30, 2025 and December 31, 2024, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the nine months ended September 30, 2025 and 2024, $1,120 and $509, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials and work-in-progress	$15,367	$19,224
Finished goods	11,085	7,633
Less: reserves	(1,377)	(2,045)
Inventories, net	$25,075	$24,812

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts, and freight, for rental equipment was $1,833 and $1,689 for the three months ended September 30, 2025 and 2024, respectively, and $5,331 and $4,890 for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Rental equipment	$2,964	$3,247	$9,015	$9,554
Other property and equipment	970	960	2,976	3,143
Total depreciation and amortization	$3,934	$4,207	$11,991	$12,697

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of September 30, 2025 and December 31, 2024, respectively.

	September 30,	December 31,
Property and equipment	2025	2024
Rental equipment, net of allowances of $3,514 and $3,744, respectively	$60,504	$64,012
Other property and equipment	24,860	25,123
Property and equipment	85,364	89,135

Accumulated depreciation
Rental equipment	32,965	32,294
Other property and equipment	15,068	12,441
Accumulated depreciation	48,033	44,735

Property and equipment, net
Rental equipment, net of allowances of $3,514 and $3,744, respectively	27,539	31,718
Other property and equipment	9,792	12,682
Property and equipment, net	$37,331	$44,400

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the nine months ended September 30, 2025 and 2024.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

Balance as of December 31, 2024 (1)	$9,465
Translation adjustment	1,230
Balance as of September 30, 2025 (1)	$10,695

(1) Includes $32,894 of accumulated impairment losses as of September 30, 2025 and December 31, 2024.

Intangible assets

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,414	$7,230	$28,184
Licenses	10	159	159	—
Patents and websites	5	3,775	3,770	5
Customer relationships	4-10	3,162	1,766	1,396
Trade name	4	219	112	107
Commercials	3	494	405	89
Internally developed software	3	3,707	1,439	2,268
Total		$46,930	$14,881	$32,049

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$31,342	$4,048	$27,294
Licenses	10	159	159	—
Patents and websites	5	3,776	3,752	24
Customer relationships	4-10	2,799	1,447	1,352
Trade name	4	194	63	131
Commercials	3	494	282	212
Internally developed software	3	2,090	610	1,480
Total		$40,854	$10,361	$30,493

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2025
Remaining 3 months of 2025	$2,589
2026	4,930
2027	4,205
2028	3,754
2029	3,717
2030	3,440
Thereafter	9,414
Total	$32,049

Current liabilities

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$21,216	$16,616
Accrued inventory (in-transit and unvouchered receipts) and trade payables	8,954	6,917
Accrued loss on purchase commitments	762	672
Forward contract payable	1,062	—
Other accrued expenses	2,213	2,948
Total accounts payable and accrued expenses	$34,207	$27,153

Accrued payroll as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued bonuses	$4,271	$6,370
Accrued wages and other payroll related items	3,055	5,570
Accrued vacation	4,079	3,456
Accrued severance	391	1,429
Accrued employee stock purchase plan deductions	64	364
Total accrued payroll	$11,860	$17,189

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from three years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $972 and $1,132 for the three months ended September 30, 2025 and 2024, respectively, and $2,888 and $3,341 for the nine months ended September 30, 2025 and 2024, respectively.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending September 30,
2026	$1,136
2027	1,136
2028	1,136
2029	1,136
2030	1,136
Thereafter	757
Total	$6,437

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2025	2024
Cash paid for operating lease liabilities	$2,868	$3,494
Operating lease cost	2,796	3,298
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,327	1,566
Weighted-average remaining lease term	3.3 years	3.3 years
Weighted-average discount rate	6.6%	5.6%

Maturities of lease liabilities due in the 12-month period ending September 30,
2026	$3,638
2027	3,901
2028	3,522
2029	3,318
2030	3,313
Thereafter	2,075
19,767
Less imputed interest	(1,546)
Total lease liabilities	$18,221

Operating lease liability - current	$3,122
Operating lease liability - noncurrent	15,099
Total lease liabilities	$18,221

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

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator—basic and diluted:
Net loss	$(5,294)	$(5,963)	$(15,620)	$(26,131)

Denominator:
Weighted average shares of common stock - basic common stock (1)	27,075,637	23,751,168	26,407,849	23,589,836
Weighted average shares of common stock - diluted common stock	27,075,637	23,751,168	26,407,849	23,589,836

Net loss per share - basic common stock	$(0.20)	$(0.25)	$(0.59)	$(1.11)
Net loss per share - diluted common stock (2)	$(0.20)	$(0.25)	$(0.59)	$(1.11)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	27,075,637	23,751,168	26,407,849	23,589,836
Stock options and other dilutive awards	532,039	764,761	530,947	620,943
Weighted average shares of common stock - diluted common stock	27,607,676	24,515,929	26,938,796	24,210,779

Shares excluded from diluted weighted average shares:
Restricted stock units	571,659	252,576	554,921	337,866

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

(2) Due to net losses for the three and nine months ended September 30, 2025 and September 30, 2024, diluted loss per share is the same as basic loss per share.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2024, the Company recorded a full valuation allowance of $66,533. As of September 30, 2025, the Company continued to record a valuation allowance against its domestic and certain foreign deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA provides for significant U.S. tax law changes and modifications. The impacts of the new legislation are immaterial and included in the consolidated financial statements as of and for the period ended September 30, 2025.

8. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of September 30, 2025, awards with respect to 112,018 shares of the Company’s common stock were outstanding under the 2014 Plan.

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

As of September 30, 2025, awards with respect to 2,577,128 shares of the Company's common stock were outstanding, and 1,550,485 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

The Company previously granted restricted stock units to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, awards with respect to 125,000 shares of the Company's common stock were outstanding pursuant to such inducement grant.

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

RSU activity for the nine months ended September 30, 2025 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2024	1,203,383	601,194	1,804,577	$8.61
Granted	1,005,224	822,308	1,827,532	9.12
Vested	(439,625)	(118,100)	(557,725)	10.06
Forfeited/canceled	(132,114)	(128,124)	(260,238)	9.69
Unvested restricted stock units as of September 30, 2025 (1)	1,636,868	1,177,278	2,814,146	$8.47
Unvested and expected to vest restricted stock units outstanding as of September 30, 2025			1,940,089	$8.40

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of September 30, 2025, the unrecognized compensation cost related to unvested employee restricted stock units was $11,503, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.0 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. As of September 30, 2025, a total of 624,415 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2025, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Restricted stock units	$1,693	$1,362	$5,906	$5,367
Employee stock purchase plan	70	112	297	337
Total stock-based compensation expense	$1,763	$1,474	$6,203	$5,704

Stock-based compensation expense was calculated based on awards of restricted stock units expected to vest based on the Company’s historical award cancellations. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and nine months ended September 30, 2025 and 2024, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenue	$135	$123	$431	$448
Research and development	72	68	236	453
Sales and marketing	184	363	584	1,221
General and administrative	1,372	920	4,952	3,582
Total stock-based compensation expense	$1,763	$1,474	$6,203	$5,704

9. Commitments and contingencies

Purchase obligations

The Company had approximately $58,800 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2025. The Company has $762 and $672 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine-month and 12-month periods ended September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
Product warranty liability at beginning of period	$26,086	$23,478
Accruals for warranties issued	10,188	12,076
Adjustments related to preexisting warranties (including changes in estimates)	(2,019)	280
Settlements made (in cash or in kind)	(6,654)	(9,748)
Product warranty liability at end of period	$27,601	$26,086

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the nine months ended September 30, 2025 was primarily driven by $3,240 of revenue recognized that were included in the deferred revenue balances as of December 31, 2024, partially offset by $922 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $7,604 and $9,922 as of September 30, 2025 and December 31, 2024, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue - noncurrent in the consolidated balance sheets.

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

Legal proceedings

On March 3, 2023, APT Electronics Inc., or APT, filed a lawsuit in the Superior Court of the State of California, County of Orange against the Company, or the APT Action. APT alleged that the Company failed to pay APT for all services, inventory, and materials due to it in connection with the parties’ prior supply arrangement. APT sought damages, pre-judgment interest, costs, and attorneys’ fees.

The parties reached a mutually agreeable settlement in August 2025. The Company paid $1,750 to APT on August 26, 2025, finalizing the payment of this settlement and incurred $668 in legal settlement costs, both classified within general and administrative expense. Based on the parties’ request, the court dismissed the APT Action with prejudice on August 27, 2025. Although the Company came to a settlement agreement to remove the risk of uncertain legal and financial obligations going forward, the Company in no way assumed or admitted any wrongdoing.

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

10. Foreign currency exchange contracts and hedging

As of September 30, 2025 and September 30, 2024, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $1,550 and $6,217, respectively, and $51,810 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to four months. During the nine months ended September 30, 2025 and 2024, these contracts had, net of tax, an unrealized loss of $645 and an unrealized gain or (loss) of $0, respectively.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2025, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the nine months ended September 30, 2024, there were no ineffective portions related to these hedges. As of September 30, 2025, the Company had three designated hedges and one non-designated hedge. As of September 30, 2024, the Company had no designated hedges and four non-designated hedges.

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
•
our ability to efficiently integrate Physio-Assist and our ability to obtain reimbursement coverage and payment for the Simeox products in the U.S.;
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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” “Inogen Rove 4,” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “AURORA,” “Rove,” “Inogen Rove 6,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Argentina, Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Rove” in Brazil, Canada, India, and South Korea. We own trademark registrations for the mark “Inogen Rove” in Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Inogen Rove” in Argentina, Brazil, Canada, India, and South Korea. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia.We own a pending application for the Inogen One G5 design in Brazil. We own a trademark registration for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Europe (European Union Registration), France, Japan, Russia, Switzerland, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Argentina, Canada, Colombia, Mexico, and Norway. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2025 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recent Accounting Pronouncements Not Yet Adopted” and is incorporated herein by reference.

Macroeconomic environment

While we have worked to improve our global supply chain, challenges and potential disruptions still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy, and changes in tariffs and tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downturn or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which has impacted, and may in the future negatively impact our business. In particular, international conflicts and disputes could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

We continue to monitor the tariffs announced by the U.S. government, as well as the potential for additional or modified tariffs, and the imposition of tariffs or export controls by other countries. As the tariffs are currently detailed, we do not expect a material impact to our business.

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

We derive the majority of our revenue from the sale and rental of our portable oxygen concentrator systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label collaborator. We sell multiple configurations of our Inogen One®, Inogen Rove and Inogen At Home systems with various batteries, accessories, warranties, power cords, and language settings. Our goal is to design, build, and market respiratory therapy solutions that redefine how home respiratory care is delivered.

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
•
Invest in our respiratory product offerings to develop innovative products and expand clinical evidence. We incurred $4.8 million and $3.5 million in the three months ended September 30, 2025 and 2024, respectively, and $14.1 million and $15.7 million in the nine months ended September 30, 2025 and 2024, respectively, in research and development expenses, and we intend to continue to make similar investments in the foreseeable future.

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

Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients requiring airway clearance, such as those with bronchiectasis – a condition characterized by damaged and widened bronchi that can occur in patients with cystic fibrosis, COPD, or other respiratory conditions. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the European Union and is currently being sold in Europe and several other markets. In addition, we obtained 510(k) clearance for Simeox in December 2024 and plan to leverage our commercial infrastructure and capabilities to market the device in the United States, while continuing to market it in the other geographies. We intend to commercialize Simeox through the sale or rental of the product initially, followed by recurring sales of device disposables. We began efforts to obtain market feedback, as well as to initialize the work towards reimbursement coverage for the Simeox product in the U.S.

In January 2025, we entered into the Collaboration Agreement with Yuwell. The collaboration with Yuwell is expected to broaden our product portfolio through distribution of certain respiratory products, including Yuwell’s stationary oxygen concentrators, in the United States and select other territories, expand and enhance our innovation pipeline through research and development collaboration, and accelerate the entry of our brand into the Chinese market. In the United States, we initiated in June 2025 the launch of the Voxi™ 5, a new stationary oxygen concentrator designed to enhance access to high-quality oxygen therapy for long-term care patients. A more extensive launch of this product is planned in 2026 as we focus on market development. In China, we continue to work through the registration process for our products.

Results of operations

Comparison of three months ended September 30, 2025 and 2024

Revenue

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$79,090	$74,929	$4,161	5.6%	85.6%	84.3%
Rental revenue	13,300	13,905	(605)	-4.4%	14.4%	15.7%
Total revenue	$92,390	$88,834	$3,556	4.0%	100.0%	100.0%

Sales revenue increased $4.2 million, or 5.6%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. The increase was primarily attributable to higher demand in international and domestic business-to-business sales. We sold approximately 51,100 oxygen systems during the three months ended September 30, 2025 compared to approximately 43,900 oxygen systems sold during the three months ended September 30, 2024, an increase of 16.4%.

Rental revenue decreased $0.6 million, or 4.4%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates.

	Three months ended
(dollar amounts in thousands)	September 30,		Change 2025 vs. 2024		% of Revenue
Revenue by region and category	2025	2024	$	%	2025	2024
Business-to-business domestic sales	$24,884	$23,352	$1,532	6.6%	26.9%	26.3%
Business-to-business international sales	38,403	32,328	6,075	18.8%	41.6%	36.4%
Direct-to-consumer domestic sales	15,803	19,249	(3,446)	-17.9%	17.1%	21.6%
Direct-to-consumer domestic rentals	13,300	13,905	(605)	-4.4%	14.4%	15.7%
Total revenue	$92,390	$88,834	$3,556	4.0%	100.0%	100.0%

Domestic business-to-business sales increased 6.6% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the result of increased demand.

International business-to-business sales increased 18.8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to higher demand. In the three months ended September 30, 2025, sales in Europe as a percentage of total international sales revenue slightly decreased to 84.4% from 85.7% during the comparable period in 2024.

Domestic direct-to-consumer sales decreased 17.9% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by lower volume and average selling price versus the comparable period in 2024.

Domestic direct-to-consumer rentals decreased 4.4% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily related to a higher mix of lower private-payor reimbursement rates.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$42,925	$39,592	$3,333	8.4%	46.5%	44.6%
Cost of rental revenue	8,149	7,898	251	3.2%	8.8%	8.9%
Total cost of revenue	$51,074	$47,490	$3,584	7.5%	55.3%	53.5%

Gross profit - sales revenue	$36,165	$35,337	$828	2.3%	39.1%	39.7%
Gross profit - rental revenue	5,151	6,007	(856)	-14.3%	5.6%	6.8%
Total gross profit	$41,316	$41,344	$(28)	-0.1%	44.7%	46.5%

Gross margin percentage - sales revenue	45.7%	47.2%
Gross margin percentage- rental revenue	38.7%	43.2%
Total gross margin percentage	44.7%	46.5%

Cost of sales revenue increased $3.3 million, or 8.4%, for the three months ended September 30, 2025 from the three months ended September 30, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue increased $0.3 million, or 3.2%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. The increase in cost of rental revenue was primarily attributable to increased service costs. Cost of rental revenue included $3.0 million of rental asset depreciation for the three months ended September 30, 2025 compared to $3.2 million for the three months ended September 30, 2024.

Gross margin on sales revenue decreased to 45.7% for the three months ended September 30, 2025 from 47.2% for the three months ended September 30, 2024. The decrease was driven primarily by channel and customer mix. Total worldwide business-to-business sales revenue accounted for 80.0% of total sales revenue in the three months ended September 30, 2025 versus 74.3% in the three months ended September 30, 2024.

Gross margin on rental revenue decreased to 38.7% for the three months ended September 30, 2025 from 43.2% for the three months ended September 30, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in total patients on service.

Research and development expense

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$4,840	$3,518	$1,322	37.6%	5.2%	4.0%

Research and development expense increased $1.3 million, or 37.6%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. This increase was primarily due to $1.0 million of higher product development costs.

Sales and marketing expense

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$25,439	$26,361	$(922)	-3.5%	27.5%	29.7%

Sales and marketing expense decreased $0.9 million, or 3.5%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. This decrease was primarily due to a decrease of $0.8 million in media and advertising costs. In the three months ended September 30, 2025, we spent $7.4 million in media and advertising costs versus $8.2 million in the comparable period in 2024.

General and administrative expense

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$18,153	$19,257	$(1,104)	-5.7%	19.6%	21.7%

General and administrative expense decreased $1.1 million, or 5.7%, for the three months ended September 30, 2025 from the three months ended September 30, 2024, primarily due to decreases of $1.5 million in bad debt expense and $0.7 million in the change in fair value of the earnout liability, partially offset by an increase of $1.8 million in legal settlement costs.

Other income, net

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$1,070	$1,041	$29	2.8%	1.2%	1.1%
Other income, net	606	687	(81)	-11.8%	0.6%	0.8%
Total other income, net	$1,676	$1,728	$(52)	-3.0%	1.8%	1.9%

Total other income, net decreased less than $0.1 million, or 3.0%, for the three months ended September 30, 2025 from the three months ended September 30, 2024.

Income tax benefit

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(146)	$(101)	$(45)	44.6%	-0.2%	-0.1%
Effective income tax rate	2.7%	1.7%

Income tax benefit increased less than $0.1 million, or 44.6%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The increase was attributable to lower foreign and state taxes.

Our effective tax rate for the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024, primarily due to a lower net loss and foreign and state taxes.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA provides for significant U.S. tax law changes and modifications. The impacts of the new legislation did not have a material impact on our financial statements and are included in the consolidated financial statements as of and for the period ended September 30, 2025.

Net loss

	Three months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(5,294)	$(5,963)	$669	11.2%	-5.7%	-6.7%

Net loss decreased $0.7 million, or 11.2%, for the three months ended September 30, 2025 from the three months ended September 30, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Comparison of nine months ended September 30, 2025 and 2024

Revenue

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$226,732	$212,449	$14,283	6.7%	84.9%	83.1%
Rental revenue	40,215	43,175	(2,960)	-6.9%	15.1%	16.9%
Total revenue	$266,947	$255,624	$11,323	4.4%	100.0%	100.0%

Sales revenue increased $14.3 million, or 6.7%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The increase was primarily attributable to higher demand in international and domestic business-to-business sales. We sold approximately 143,100 oxygen systems during the nine months ended September 30, 2025 compared to approximately 119,100 oxygen systems sold during the nine months ended September 30, 2024, an increase of 20.2%.

Rental revenue decreased $3.0 million, or 6.9%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates and fewer patients on service.

	Nine months ended
(dollar amounts in thousands)	September 30,		Change 2025 vs. 2024		% of Revenue
Revenue by region and category	2025	2024	$	%	2025	2024
Business-to-business domestic sales	$71,744	$61,158	$10,586	17.3%	26.9%	23.9%
Business-to-business international sales	106,311	88,894	17,417	19.6%	39.8%	34.8%
Direct-to-consumer domestic sales	48,677	62,397	(13,720)	-22.0%	18.2%	24.4%
Direct-to-consumer domestic rentals	40,215	43,175	(2,960)	-6.9%	15.1%	16.9%
Total revenue	$266,947	$255,624	$11,323	4.4%	100.0%	100.0%

Domestic business-to-business sales increased 17.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the result of increased demand.

International business-to-business sales increased 19.6% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to higher demand. In the nine months ended September 30, 2025, sales in Europe as a percentage of total international sales revenue decreased to 85.1% from 86.8% during the comparable period in 2024.

Domestic direct-to-consumer sales decreased 22.0% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by lower volume and average selling price versus the comparable period in 2024.

Domestic direct-to-consumer rentals decreased 6.9% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily related to a higher mix of lower private-payor reimbursement rates and fewer patients on service.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$124,477	$113,156	$11,321	10.0%	46.6%	44.3%
Cost of rental revenue	23,441	24,016	(575)	-2.4%	8.8%	9.4%
Total cost of revenue	$147,918	$137,172	$10,746	7.8%	55.4%	53.7%

Gross profit - sales revenue	$102,255	$99,293	$2,962	3.0%	38.3%	38.8%
Gross profit - rental revenue	16,774	19,159	(2,385)	-12.4%	6.3%	7.5%
Total gross profit	$119,029	$118,452	$577	0.5%	44.6%	46.3%

Gross margin percentage - sales revenue	45.1%	46.7%
Gross margin percentage- rental revenue	41.7%	44.4%
Total gross margin percentage	44.6%	46.3%

Cost of sales revenue increased $11.3 million, or 10.0%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.6 million, or 2.4%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The decrease in cost of rental revenue was primarily attributable to a decrease in logistics costs and depreciation. Cost of rental revenue included $9.0 million of rental asset depreciation for the nine months ended September 30, 2025 compared to $9.6 million for the nine months ended September 30, 2024.

Gross margin on sales revenue decreased to 45.1% for the nine months ended September 30, 2025 from 46.7% for the nine months ended September 30, 2024. The decrease was driven primarily by channel and customer mix and higher material cost premiums associated with open-market purchases of semiconductor chips used in our POCs, partially offset by lower warranty expense. Total worldwide business-to-business sales revenue accounted for 78.5% of total sales revenue in the nine months ended September 30, 2025 versus 70.6% in the nine months ended September 30, 2024.

Gross margin on rental revenue decreased to 41.7% for the nine months ended September 30, 2025 from 44.4% for the nine months ended September 30, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in total patients on service.

Research and development expense

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$14,083	$15,712	$(1,629)	-10.4%	5.3%	6.1%

Research and development expense decreased $1.6 million, or 10.4%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. This decrease was due primarily to a $1.3 million decrease in consulting expense.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$74,586	$78,914	$(4,328)	-5.5%	27.9%	30.9%

Sales and marketing expense decreased $4.3 million, or 5.5%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. This decrease was primarily due to decreases of $2.8 million in media and advertising costs, $1.5 million in consulting fees, and $0.7 million in credit card and financing fees, partially offset by an increase of $0.7 million in personnel costs. In the nine months ended September 30, 2025, we spent $22.4 million in media and advertising costs versus $25.2 million in the comparable period in 2024.

General and administrative expense

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$51,261	$54,956	$(3,695)	-6.7%	19.2%	21.5%

General and administrative expense decreased $3.7 million, or 6.7%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024, primarily due to decreases of $2.6 million in bad debt expense, $1.8 million in the change in fair value of the earnout liability, and $0.8 million in acquisition-related expenses, respectively. These decreases were partially offset by an increase of $1.8 million in legal settlement costs.

Other income, net

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$3,222	$3,777	$(555)	-14.7%	1.2%	1.5%
Other income, net	1,663	964	699	72.5%	0.6%	0.4%
Total other income, net	$4,885	$4,741	$144	3.0%	1.8%	1.9%

Total other income, net increased $0.1 million, or 3.0%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024.

Income tax benefit

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(396)	$(258)	$(138)	53.5%	-0.1%	-0.1%
Effective income tax rate	2.5%	1.0%

Income tax benefit increased $0.1 million, or 53.5%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to lower foreign and state taxes.

Our effective tax rate for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024, primarily due to a lower net loss and foreign and state taxes.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA provides for significant U.S. tax law changes and modifications. The impacts of the new legislation did not have a material impact on our consolidated financial statements as of and for the period ended September 30, 2025.

Net loss

	Nine months ended
	September 30,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(15,620)	$(26,131)	$10,511	40.2%	-5.9%	-10.2%

Net loss decreased $10.5 million, or 40.2%, for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Liquidity and capital resources

As of September 30, 2025, we had cash and cash equivalents of $106.5 million, which consisted of highly liquid investments with a maturity of three months or less. For the nine months ended September 30, 2025, we received $27.2 million from Yuwell and $1.0 million in proceeds related to our ESPP, partially offset by the payment of the earnout liability of $13.0 million and $2.4 million in legal and settlement expenses. For the nine months ended September 30, 2024, we received $0.8 million in proceeds related to our ESPP.

Our principal use of our funds for liquidity and capital resources in the nine months ended September 30, 2025 consisted of cash used in investing activities of $22.7 million for the purchase of marketable securities, $8.0 million in the production and purchase of rental assets and other property and equipment and cash used in operating activities of $10.3 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2025 vs. 2024
Summary of consolidated cash flows	2025	2024	$	%
Cash provided by (used in) operating activities	$(10,273)	$8,932	$(19,205)	-215.0%
Cash used in investing activities	(24,693)	(25,515)	822	3.2%
Cash provided by financing activities	24,369	525	23,844	4541.7%
Effect of exchange rates on cash	939	(153)	1,092	713.7%
Net decrease in cash and cash equivalents	$(9,658)	$(16,211)	$6,553	40.4%

(amounts in thousands)	September 30,	December 31,
Summary of working capital	2025	2024
Total current assets	$203,715	$185,451
Total current liabilities	64,944	76,686
Net working capital	$138,771	$108,765

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of our net loss of $15.6 million, partially offset by non-cash adjustment items of depreciation of equipment and leasehold improvements and amortization of intangibles of $15.6 million, stock-based compensation expense of $6.2 million, provision for sales returns and doubtful accounts of $4.9 million, and net loss on disposal of rental assets and other assets of $2.7 million. The net changes in operating assets and liabilities resulted in net cash used of $25.1 million, which included the payment of the earnout liability of $9.8 million and $2.4 million in legal and settlement expenses.

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

For the nine months ended September 30, 2025, we invested $22.7 million in the purchase of marketable securities and $8.0 million in the production and purchase of rental assets and other property and equipment, partially offset by $6.0 million we received from maturities of marketable securities.

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

For the nine months ended September 30, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement, $1.0 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of RSUs of $0.6 million.

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $0.8 million from the proceeds received from purchases under our ESPP, partially offset by the payment of employment taxes related to the vesting of RSUs of $0.3 million.

Sources of funds

During the nine months ended September 30, 2025, our primary source of cash related to $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement. Our net cash used in operating activities in the nine months ended September 30, 2025 was $10.3 million compared to net cash provided of $8.9 million in the nine months ended September 30, 2024. As of September 30, 2025, we had cash and cash equivalents of $106.5 million.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
Non-GAAP EBITDA and Adjusted EBITDA	2025	2024	2025	2024
Net loss (GAAP)	$(5,294)	$(5,963)	$(15,620)	$(26,131)
Non-GAAP adjustments:
Interest income, net	(1,070)	(1,041)	(3,222)	(3,777)
Benefit for income taxes	(146)	(101)	(396)	(258)
Depreciation and amortization	5,219	5,314	15,624	15,924
EBITDA (non-GAAP)	(1,291)	(1,791)	(3,614)	(14,242)
Stock-based compensation	1,763	1,474	6,203	5,704
Acquisition-related expenses	—	127	—	784
Change in fair value of earnout liability	—	650	—	1,830
Legal and settlement expenses	1,784	—	1,784	—
Adjusted EBITDA (non-GAAP)	$2,256	$460	$4,373	$(5,924)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2025 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables, and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $8.4 million decline in revenue for the nine months ended September 30, 2025. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income, net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash, cash equivalents and restricted cash of $107.8 million as of September 30, 2025, which consisted of highly liquid investments with a maturity of three months or less, and $16.7 million of marketable securities with maturity dates due in less than one year. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of September 30, 2025 and September 30, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the nine months ended September 30, 2025 or September 30, 2024.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 10, 2025, Gregoire Ramade, our Chief Commercial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the shares of Inogen common stock (the “Ramade 10b5-1 Plan”). The Ramade 10b5-1 Plan terminates on the earlier of the close of trading on September 10, 2026 or the date the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The maximum aggregate number of shares to be sold under the Ramade 10b5-1 Plan is 18,000 shares.

On September 10, 2025, Jennifer Yi Boyer, our Executive Vice President, Enterprise Enablement and Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the shares of Inogen common stock (the “Boyer 10b5-1 Plan”). The Boyer 10b5-1 Plan terminates on the earlier of the close of trading on August 14, 2026 or the date the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The Boyer 10b5-1 Plan covers the sale of an amount of shares of our common stock necessary to generate an aggregate of $70,000 in net proceeds.

Other than as disclosed above, during the three months ended September 30, 2025, no director or Section 16 reporting officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

inogen, inc.

Dated:	November 6, 2025	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 6, 2025	By:	/s/ Michael Bourque
Michael Bourque
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)