Form 10-K
period 2025-12-31
Inogen Inc
filed 2026-02-27
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

500 Cummings Center, Suite 2800 Beverly, Massachusetts	01915
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (805) 562-0500

859 Ward Drive, Goleta, California 93111

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market, was approximately $190.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2026 was 27,232,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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
•
our ability to efficiently integrate Physio-Assist and our ability to obtain reimbursement coverage and payment for Simeox in the U.S.;
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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” “Inogen Rove 4,” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “AURORA,” “Rove,” “Inogen Rove 6,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Argentina, Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Rove” in Brazil, Canada, India, and South Korea. We own trademark registrations for the mark “Inogen Rove” in Australia, China, Colombia, Europe (European Union Registration), Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Inogen Rove” in Argentina, Brazil, Canada, India, and South Korea. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a trademark registration for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Argentina, Colombia, Europe (European Union Registration), France, Japan, Norway, Russia, Switzerland, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Canada and Mexico. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

In this Annual Report on Form 10-K, “the Company,” “we,” “us,” and “our” refer to Inogen, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

Inogen, Inc. is a medical technology business that primarily focuses on respiratory health. We develop, manufacture, and market innovative respiratory health products, including portable oxygen concentrators, or POCs, used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions and the Simeox® product for airway clearance treatment. In addition, we have started distributing the Inogen Voxi® 5 stationary oxygen concentrator as well as the Aurora® continuous positive airway pressure, or CPAP, masks in the United States. Our proprietary Inogen One® and Inogen Rove® POC systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, seven days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used together with stationary oxygen concentrators and oxygen compressed gas tanks, our POCs are designed to reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility. Our Simeox product is a technology-enabled mucus management device predominantly aimed at serving patients requiring airway clearance, such as those with bronchiectasis – a condition characterized by damaged and widened bronchi that can occur in patients with cystic fibrosis, chronic obstructive pulmonary disease, or COPD, or other chronic respiratory diseases. The Voxi 5 stationary oxygen concentrator is used to provide continuous, long-term oxygen therapy to patients who need supplemental oxygen at home or in clinical settings. The Aurora CPAP masks are used to deliver CPAP therapy through a separate device primarily for treating obstructive sleep apnea, or OSA.

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

On January 25, 2025, we entered into a Strategic Collaboration Agreement, or the Collaboration Agreement, with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell. The collaboration with Yuwell has broadened our product portfolio through distribution of certain respiratory products in the United States and select other territories, expanded and enhanced our innovation pipeline through research and development collaboration, and is working to accelerate the entry of our brand into the Chinese market. Pursuant to the Collaboration Agreement, we have started distributing the Inogen Voxi 5 stationary oxygen concentrator as well as the Aurora CPAP masks in the United States, and Yuwell has commenced distributing certain POCs supplied by us in specified countries in the Asia-Pacific region.

The market

Chronic obstructive pulmonary disease

We are focused on oxygen therapy and other opportunities in the global respiratory care market. We believe that our oxygen therapy solutions can help patients with chronic respiratory conditions, including patients with COPD.

COPD is a group of lung diseases including chronic bronchitis and emphysema. The primary risk for developing COPD is smoking, but other factors, including air pollution, secondhand smoke, dust, fumes, and chemical exposures, are also associated with COPD. There is currently no cure for COPD, and it is a progressive and debilitating disease that is characterized by a gradual loss of lung function and airflow limitation that is not fully reversible. The symptoms of COPD can range from chronic cough and sputum production to insufficient levels of oxygen in the blood and severe shortness of breath.

COPD has a huge impact on patients and the healthcare system. According to a report published by the Forum of International Respiratory Societies in 2022, an estimated 200 million people in the world have COPD. The Centers for Disease Control and Prevention, or CDC, in the United States estimates that prevalence of COPD among adults 18 years or older was approximately 6.1% based on CDC data of age-adjusted prevalence of COPD from 2011 to 2021. COPD is a major cause of disability and the sixth leading cause of death according to the CDC. In terms of economic impact, the total annual economic cost from COPD in the United States was projected to be approximately $50 billion with nearly one million COPD emergency department visits each year.

A peer-reviewed article in the New England Journal of Medicine has stated that long-term oxygen therapy has been shown to help COPD patients who have severely low blood oxygen or hypoxemia. Hypoxemic patients are unable to convert oxygen found in the air into the bloodstream in an efficient manner. Over time it can lead to a lack of oxygen in organs and tissues, known as hypoxia, and acute respiratory failure. As COPD progresses into later stages, patients may need long-term oxygen therapy as part of their treatment. Other diseases including long term COVID-19 or congestive heart failure may lead to lower oxygen in the bloodstream and may also benefit from long-term oxygen therapy.

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

We believe that the adoption POCs by home medical equipment providers has progressed, although the following factors remain countervailing forces to the full market acceptance of POCs:

•
to obtain POCs, many patients are dependent on home medical equipment providers, which may have significant investments in the physical distribution infrastructure to support the delivery model for stationary devices and tanks, and therefore may be disincentivized to encourage adoption of POCs;
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

With the launch of the Voxi 5, in addition to our existing Inogen at Home, stationary oxygen concentrator, we also provide devices to provide continuous, long-term oxygen therapy to patients who need supplemental oxygen at home or in clinical settings. This can allow patients to use these stationary oxygen concentrators inside their home, while utilizing our POCs for ambulatory uses and activities outside their homes.

Airway clearance

We expanded our addressable market opportunity into the airway clearance market with the acquisition of Physio-Assist in September 2023. Physio-Assist developed and manufactures Simeox, a technology-enabled airway clearance device with a proven efficacy and safety profile. Simeox has been on the market in Europe and several other markets since prior to the acquisition and was cleared in December 2024 by the Food and Drug Administration, or FDA, for use in the United States. The device is used to assist in the removal of mucus from the lungs, a condition commonly associated with diseases such as bronchiectasis, in which the bronchi become damaged and widened. Bronchiectasis is often present in cystic fibrosis and COPD patients. Simeox is used in pulmonary rehabilitation centers, as well as by patients at home. Simeox has expanded our product offering to serve COPD and other chronic respiratory disease patients who suffer from bronchiectasis with an innovative, non-invasive, and next generation airway clearance solution.

We believe that Simeox can potentially access a large growing airway clearance and bronchiectasis market opportunity in the U.S. We have begun efforts to introduce the product into the U.S. market through a limited market release and planned clinical trials intended to gather further clinical evidence to support the long-term potential of the product, including reimbursement coverage. We intend to commercialize Simeox through the sale of the product initially, followed by recurring sales of device disposables.

Obstructive sleep apnea

We further expanded our addressable market opportunity with the launch of the Aurora masks for use with CPAP devices primarily for treating OSA. The OSA market is large, well-established, and highly competitive, with demand driven by the high prevalence of undiagnosed and untreated OSA and continued growth in home-based diagnosis and therapy. Our launch of the Aurora masks expands our participation in the OSA therapy ecosystem by complementing third-party CPAP devices with proprietary mask and accessory offerings, leveraging our existing distribution channels and customer relationships.

Business strategy

We believe there is an opportunity to grow portable oxygen therapy usage and develop the market further with innovative POCs and other respiratory products to help patients with chronic conditions breathe better and help providers improve patient outcomes. Our strategy for expanding our business and growing the market includes:

1.
Grow our core business. We believe we have an opportunity to drive penetration of POC-based oxygen therapy versus other oxygen therapy modalities. We also believe that we have the opportunity to grow by expanding the countries and regions where our products are marketed and sold.
2.
Enhance our business through innovation. We are committed to ongoing innovation to meet the needs of patients, providers, and our business-to-business partners to manage the respiratory health issues associated with COPD and other chronic conditions. We are committed to expanding our portfolio with additional products, such as Simeox, the Voxi 5 stationary oxygen concentrator, and Aurora CPAP masks to help meet these needs.
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

Our products

Portable oxygen concentrators

Our Inogen One and Inogen Rove portable oxygen systems provide patients who require long-term oxygen therapy with reliable, lightweight solutions that we believe allow patients the chance to remain ambulatory while managing the impact of their disease and eliminate dependence on both oxygen tanks and cylinders. We have created a market leading portfolio of POCs.

We market our current portable product offerings, the Inogen Rove and Inogen One systems, as ambulatory solutions for long-term oxygen therapy. The Inogen Rove 4® can operate up to 96 months when used for up to five hours per day, and the Inogen® Rove 6™ and the Inogen One G5® can operate up to 96 months when used for up to eight hours per day. Servicing of sieve beds, filters, and accessories can be performed by patients themselves for all of our current portable product offerings. The technology in our Inogen One and Inogen Rove systems are effective for nocturnal use.

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

We have also launched Inogen Connect, a wireless connectivity platform for the Inogen One and Rove POCs consisting of a front-end mobile application for use by patients and a back-end database portal for use by homecare providers. The Inogen Connect application, or app, is compatible with Apple and Android platforms and includes patient features such as oxygen purity status, battery run time, product support functions, notification alerts, and remote software updates. We believe features of the back-end database portal such as remote troubleshooting, equipment health checks, and a location tracker will drive operational efficiencies for home oxygen providers and lower the total cost of servicing oxygen therapy patients.

The Inogen Rove 4 is our newest POC and is among the lightest products on the market and has among the highest oxygen production capabilities. The performance parameters around our systems allow us to serve ambulatory long-term oxygen patients based on their clinical needs. Our products enable us to address a patient’s particular clinical needs, as well as lifestyle and performance preferences.

Stationary oxygen concentrators

We market our own 5-liter stationary oxygen concentrator, the Inogen At Home, capable of delivering continuous flow of oxygen for the patients who require it. The Inogen At Home is one of the smaller, quieter, and lower weight devices in this category. In 2025, we also introduced our Inogen Voxi 5 stationary oxygen concentrator through our collaboration with Yuwell. We offer the Voxi to home oxygen providers as well as directly to patients through our direct to patient channel. We believe the Voxi is a high-quality concentrator that we can offer at a competitive price. We also supply the Voxi and other stationary concentrators to our rental patients who require secondary sources of oxygen as a part of their CMS contract or to meet other clinical or payor requirements.

Airway clearance devices

We added Simeox, an airway clearance device, to our portfolio through the acquisition of Physio-Assist in September 2023. Simeox has been commercialized in Europe and several other markets for several years and was cleared by the FDA for use in the United States in December 2024. Simeox uses an innovative technology of oscillating negative pressure to liquify mucus in the bronchi and help patients evacuate it by coughing and/or leveraging postural drainage. A particular advantage of this technology is that it can be used by patients capable of generating productive cough, regardless of the body size, chest wall abnormalities or back pains. The efficacy and safety of Simeox has been demonstrated in numerous clinical trials. It is marketed in Europe under the transitional provisions of the EU Medical Devices Regulation 2017/745, or MDR.

CPAP masks

In November 2025, we launched the Aurora CPAP masks in the U.S. through our collaboration with Yuwell. The Aurora CPAP masks are high-performing masks designed for patients with OSA. A more extensive launch of these products is planned in 2026 as we focus on market development.

Domestic sales and marketing

In the United States, we market and distribute our products directly to consumers through a wide variety of direct-to-consumer sales and marketing strategies, including consumer advertising, an inside sales staff, and a physician referral model. Of the $209.8 million of our 2025 revenue derived from the United States, approximately 45.1% represented sales to traditional home medical equipment providers, distributors (including our private label collaborator) and resellers; 29.5% represented direct-to-consumer sales; and 25.4% represented direct-to-consumer rentals.

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

Our direct-to-consumer sales and marketing efforts are focused on generating awareness and demand for our Inogen products among patients, physicians and other clinicians, and third-party payors.

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

As of December 31, 2025, we employed 314 people in the United States in our Sales and Marketing organization.

International

Approximately 39.8% of our total revenue was from outside the United States in 2025. We sell through distributors, resellers, and home medical equipment providers in certain markets within Europe and several other markets. To date, we have sold our products in a total of 70 countries outside the United States through distributors or directly to large “house” accounts, which include gas companies and home oxygen providers. For international sales, we sell to and bill the distributor or house accounts directly, leaving the patient billing, support, and clinical setup to the local provider. As of December 31, 2025, we had 19 in-house and contract employees and independent employees located in Europe who provided sales and customer support services to a portion of our international customers. No international customer and no foreign country represented more than 10% of our total revenue in 2025, 2024, or 2023.

Our wholly-owned subsidiary, Inogen Europe B.V. operates a European customer support site in the Netherlands. This site offers multi-lingual customer service and sales support to improve our European customer support at lower cost. Also, in support of our European operations, we produce our Inogen Rove 6 concentrators and perform related repair activities using a contract manufacturer, Foxconn, located in the Czech Republic to improve our ability to efficiently service our European customers. Physio-Assist sells our Simeox product throughout Europe and several other markets and manufactures the product in our Montpelier, France location.

Concentration of customers

We primarily sell our products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. We also sell our products direct-to-consumers primarily on a prepayment basis. One customer represented more than 10% of our total revenue for the twelve months ended December 31, 2025. No customer represented more than 10% of our net accounts receivable balance as of December 31, 2025. No customer represented more than 10% of our total revenue for the twelve months ended December 31, 2024. One customer represented more than 10% of our net accounts receivable balance with a net accounts receivable balance of $3.3 million as of December 31, 2024.

We also rent products directly to consumers for insurance reimbursement, and collect payment from private insurance payers, patients, or through Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 61.9%, 56.3% and 67.7% of rental revenue in 2025, 2024 and 2023, respectively, and accounted for 9.5%, 9.5% and 13.7% of total revenue for 2025, 2024 and 2023, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled receivables, net of allowances) amounted to $1.4 million, or 3.6%, of total net accounts receivable as of December 31, 2025, compared to $1.1 million, or 3.7%, of total net accounts receivable as of December 31, 2024.

Customer support

We believe it is important to provide patients with quality customer support to achieve satisfaction with our products and optimal outcomes. As of December 31, 2025, we had a dedicated customer service team that was trained on our products, a clinical support team made up of licensed nurses or respiratory therapists, a patient intake team, an order intake team, and a dedicated billing services team. We provide our patients with a dedicated 24/7 hotline, allowing direct access to our customer service representatives who can handle product-related questions. Additionally, clinical staff are available to patients whenever needed by the patient or the customer service representative. Our rental intake staff supports patients who wish to use their insurance benefits to receive our products and services. Our dedicated billing services team is available to answer patient questions regarding invoicing, reimbursement, and account status during normal business hours. We receive no additional reimbursement for patient support, but we provide high-quality customer service to enhance patient comfort, satisfaction, and safety with our products.

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

We have contracts with Medicaid, Medicare Advantage, government, and private payors that qualify us as an in-network provider for these payors. As a result, many patients can rent or purchase our systems at the same patient obligation as other in-network oxygen suppliers. Private payors typically provide reimbursement at a rate similar to Medicare allowables for in-network plans. We anticipate that private payor reimbursement levels will generally be reset in accordance with Medicare payment amounts.

We rely significantly on reimbursement from Medicare, Medicaid, and private payors, including Medicare Advantage plans and patients, for our rental revenue. For the year ended December 31, 2025, approximately 61.9% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs.

For additional discussion of the impact of Medicare on our business, see “Risk Factors” herein.

Manufacturing and raw materials

We have been developing and refining the manufacturing of our oxygen concentrator systems since 2004. While nearly all of our manufacturing and assembly processes were originally outsourced, assembly of the compressors, sieve beds, and concentrators were brought in-house to improve quality control and reduce cost. In support of our European sales, we use a contract manufacturer located in the Czech Republic to manufacture high-volume products and perform product repairs to improve delivery to our European accounts. We typically enter into master service agreements with our major vendors for these components that specify supply requirements, quality, and delivery terms. In certain cases, these agreements can be terminated by either party upon relatively short notice. We expect to maintain our assembly operations for our products at our facility in Plano, Texas. We also manufacture the Simeox device in a leased facility in Montpelier, France.

We use lean manufacturing practices to maximize manufacturing efficiency and reduce waste. We rely on third-party manufacturers to supply components of our products. We have elected to source certain key components from single sources of supply where we deem it appropriate. In some cases, maintaining a single source of supply can allow us to control production costs and inventory levels and to manage component quality, but also may lead to supply availability risks and means our ability to maintain production is dependent on these single source suppliers, which may put us at an increased risk of supply disruption. In order to help mitigate against the risks related to a single source of supply, for certain components, we have initiated second-sourcing initiatives to qualify alternative suppliers and develop contingency plans for responding to disruptions. This initiative has also resulted in reduced component costs. For additional discussion of potential risks related to our manufacturing and raw materials, please see the risk factor entitled “Reduction or interruption in our supply of components and products may adversely affect our manufacturing operations and related product sales.”

We currently manufacture our oxygen concentrators in a leased building in Plano, Texas and have a design facility at our location in Goleta, California, that we have registered with the FDA and maintain a Quality Management system for which we have obtained International Standards Organization, or ISO, 13485 certification. We also manufacture the Simeox device in a leased facility in Montpelier, France.

Our entire organization is responsible for quality management. Our Quality Assurance and Regulatory Affairs departments oversee quality management by tracking component, device, and organization performance and by training team members outside the Quality Assurance and Regulatory Affairs departments to become competent users of our Quality Management system. By measuring component performance, communicating daily with the production group and our suppliers, and reviewing customer complaints, our Quality Assurance department, using our corrective action program, drives and documents continuous performance improvement of our suppliers and internal departments. Our Regulatory Affairs department also trains internal quality auditors to audit our adherence to the Quality Management system. Our Quality Management system has been certified to ISO 13485:2016 by BSI, a notified body. In addition, we continue to operate the quality management system of Physio Assist as we move to fully integrate the systems, which is also certified to ISO 13485:2016 by IMQ, its notified body.

As of December 31, 2025, we had 178 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair.

Research and development

We are committed to ongoing research and development to stay at the forefront of the respiratory market. We use a combination of research and development staff along with third party resources to develop our products. As of December 31, 2025, our research and development staff included 29 engineers and scientists with expertise in air separation, compressors, pneumatics, electronics, embedded software, mechanical design, sensor, automation, connectivity, digital health, and manufacturing automation. The team is augmented with expertise and resources of our third-party partners specializing in medical device development. Our current research and development efforts are focused primarily on increasing functionality, improving design for ease-of-use, and reducing the total cost of ownership of our products, as well as developing our next-generation oxygen concentrators and further developing the Simeox product line. We have leveraged our 96 issued patents and intend to continue to seek ways to innovate to develop products and functionality improvements that enhance patient quality of life and to reduce costs through manufacturing and design improvements.

Competition

The long-term oxygen therapy market, as well as the broader respiratory market, is highly competitive. We compete with a number of manufacturers and distributors of POCs, as well as providers of other long-term oxygen therapy solutions such as home delivery of oxygen tanks or cylinders, stationary concentrators, transfilling concentrators, and liquid oxygen. Some of our competitors are large, well-capitalized companies with greater resources and other advantages than we have.

Our significant manufacturing competitors are Rhythm Healthcare, Caire Medical (a subsidiary of NGK Spark Plug Co., Ltd.), Drive DeVilbiss Healthcare, O2 Concepts, React Health, Nidek Medical Products, Precision Medical, 3B Medical, SysMed, Inc., and GCE Healthcare. Respironics (a subsidiary of Koninklijke Philips N.V.) announced in early 2024 that it was leaving the U.S. portable oxygen concentrator market until further regulatory assessments but continues to have product in the market. This is not an exhaustive list of competitors. Given the relatively straightforward regulatory path in the oxygen therapy device manufacturing market, we expect that the industry will become increasingly competitive in the future. For example, some major competitors have implemented direct-to-consumer sales models, which may increase their competitiveness and sales to patients, and we have recently seen the cost per generated lead trend higher than historical averages that may in part be due to increased competition. However, the strategies of these major competitors are currently limited to direct-to-consumer sales and do not include direct-to-consumer rentals where they would be responsible for meeting national accreditation and state-by-state licensing requirements and securing Medicare billing privileges. Manufacturing companies compete for sales to providers primarily on the basis of price, quality/reliability, financing, product features, and service.

For many years, Lincare, Inc. (a subsidiary of the Linde Group), Apria Healthcare, Inc., AdaptHealth Corp., Rotech Healthcare, Inc., and Viemed Healthcare, Inc. have been among the market leaders in providing respiratory therapy products, while the remaining market is serviced by local or regional providers. Because of actual and potential reimbursement restrictions and reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our focus on maintaining a prescriber sales team and pursuing rentals directly, which could be in competition with our providers in the United States. Respiratory therapy providers compete primarily based on product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Government regulation

Inogen's products, including the Inogen One and Rove systems, Inogen At Home systems, Simeox, Voxi, Aurora, and related accessories, are medical devices subject to extensive and ongoing regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post marketed safety reporting.

FDA’s classification of medical devices and pre-market clearance and approval requirements

FDA classifies medical devices into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the extent of control needed to ensure safety and effectiveness. Most Class I devices and some Class II devices are exempt from pre-market review requirements. Class I devices are subject to the “general controls” of the Food, Drug, and Cosmetic Act, or FDCA, which include establishment registration and device listing, quality system requirements, labeling requirements, medical device reporting, and reporting of corrections and removals. Most Class II devices and some Class I devices require FDA clearance of a 510(k) pre-market notification prior to marketing. In addition to the general controls, Class II devices are subject to “special controls,” such as performance standards and guidance documents, as identified in the classification regulation for the device type. Class III devices require FDA's pre-market approval, or PMA, demonstrating reasonable assurance of safety and effectiveness of the device, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Class III devices are subject to the general controls and any conditions of approval in the PMA approval order, which can include post-market study requirements. Novel devices that have not been classified are automatically classified into Class III. For such devices that are low-to moderate-risk, the manufacturer can submit a De Novo classification request to classify the device into Class I or Class II.

510(k) clearance pathway

When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a legally marketed predicate device. By law, FDA is supposed to decide on a 510(k) within 90 calendar days of accepting the submission for review; however, as a practical matter, clearance often takes significantly longer. The FDA must accept the submission for substantive review and may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a legally marketed predicate device, the FDA will issue a not substantially equivalent, or NSE, order. For a device that is the subject of an NSE, marketing authorization needs to be obtained through a new pre-market review submission (i.e., a 510(k), De Novo, or PMA) before the device can be commercially distributed. We obtained 510(k) clearance for the original Inogen One system on May 13, 2004. We market the Inogen One G4 and Inogen One G5 systems pursuant to the original Inogen One 510(k) clearance. We obtained 510(k) clearance for the Inogen At Home system on June 20, 2014. We obtained 510(k) clearance for the Rove 4 system on December 9, 2022 and 510(k) clearance for the Rove 6 system on June 30, 2023. We obtained 510(k) clearance for the Simeox airway clearance system on December 23, 2024. Yuwell, as the registration holder, obtained the 510(k) clearances for the Voxi and Aurora products.

De Novo authorization pathway

The De Novo authorization pathway, also referred to as “Evaluation of Automatic Class III Designation”, entails a request to the FDA to classify novel devices of low to moderate risk into Class II or Class I. De Novo authorization is intended as a potential pathway for devices for which the 510(k) process is not an available pathway because there is no legally marketed predicate device on which to claim substantial equivalence. FDA review of a De Novo application may lead the FDA to authorize marketing of the device and classify it as either a Class I or II device, which can then serve as a predicate device for future 510(k) pre-market notification submissions.

Pre-market approval pathway

A pre-market approval application must be submitted to the FDA if the device cannot be cleared or authorized through the 510(k) or De Novo process. The PMA process is more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data, generally including but not limited to, technical information, preclinical testing, clinical trials, manufacturing information, and labeling to demonstrate reasonable assurance of safety and effectiveness of the device.

After a PMA application is submitted and the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA has 180 days to review an “accepted” PMA application, although the review generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations.

Clinical trials

Clinical trials are almost always required to support PMA devices, and are sometimes required for 510(k) clearance and De Novo authorization devices. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing the risks of the device do not outweigh the potential benefits to the subjects participating in the study and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is a non-significant risk device and, as such, eligible for abbreviated IDE requirements. Clinical trials for significant risk and non-significant risk devices require approval by the appropriate institutional review board(s), or IRB(s), that is responsible for oversight of the study. We, the FDA, or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

We have sponsored clinical studies and real-world data analyses that have resulted in several publications in the following areas: use of POCs, impact of oxygen treatment modality and patient mobility on mortality and healthcare resource utilization, as well as the impact of ventilatory support in addition to oxygen therapy on exercise tolerance in patients with COPD. We have also sponsored clinical studies on the Simeox device through Physio-Assist both prior to and since the acquisition. We continue to invest in clinical research activities to support product development, as well as expansion of the uses of our products and services.

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

After a device receives 510(k) clearance or De Novo authorization, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require submission and clearance of a new 510(k). After a device receives PMA approval, all changes affecting the safety or effectiveness of the device must be reviewed and approved through a PMA supplement. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified various aspects of our Inogen systems since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to additional enforcement action, including significant regulatory fines and penalties.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of our products, import detention, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or pre-market approval of new products, rescinding previously granted 510(k) clearances, or withdrawing previously granted pre-market approvals.

As a medical device manufacturer, our manufacturing facilities are subject to periodic inspections and audits by the FDA, certain other regulatory agencies and authorities, and our notified body. We have been periodically audited by these organizations and none has identified any major observations with our manufacturing facilities or Good Manufacturing Policies. International sales of medical devices are subject to foreign government regulations and registration, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval/clearance, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.

Licensure, registrations, and accreditation

In April 2009, we became an accredited Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Medicare supplier by the Accreditation Commission for Health Care for our Goleta, California facility for Home/Durable Medical Equipment Services for oxygen equipment and supplies. Our Medicare accreditation must be renewed every three years by passing an on-site inspection, and starting in 2026, on an annual basis when our current accreditations expire. Our current accreditation with Medicare is due to expire in May 2027. Several states require that durable medical equipment providers be licensed to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. If we were found not to be in compliance with applicable state regulations regarding licensure requirements, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. Loss of any state licensure or operating without a required state license may also impact our Medicare enrollment, which requires us to be properly licensed in every state where we bill for Medicare reimbursement. Loss or suspension of our Medicare enrollment may also affect any Medicare competitive bidding program contracts we may apply for in the future. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified clinicians are in compliance with all applicable state laws. If our clinicians were to be found non-compliant in a given state, we would need to modify our approach to providing education, clinical support and customer service in such state until compliance is achieved.

Federal anti-kickback and self-referral laws

The Federal Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration overtly or covertly, in cash or in kind, in return for, or to induce the:

•
referral of an individual to a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs; or
•
purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any good, facility, item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.

The Federal Anti-Kickback Statute applies to our arrangements with our United States sales representatives, customers, and healthcare providers, among others. Although we believe that we have structured such arrangements to comply with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine otherwise. Non-compliance with the Federal Anti-Kickback Statute can result in cancellation of our provider numbers and exclusion from Medicare, Medicaid, or other federal healthcare programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes the Physician Self-Referral Law, commonly known as the “Stark Law,” which prohibits physicians from referring patients for certain designated health services payable by Medicare or Medicaid to an entity with which the physician, or an immediate family member, has a financial relationship, unless an applicable exception is satisfied. Violations of the Stark Law may result in denial of payment, required refunds of amounts received under non-compliant arrangements, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other federal healthcare programs. While we believe our provider arrangements are structured to comply with applicable Stark Law requirements, there can be no assurance that regulatory authorities will not reach a different conclusion.

Additionally, regulations implementing Federal Anti-Kickback Statute and the Stark Law have undergone significant revisions in recent years and may be further amended or reinterpreted in the future. Although we seek to structure and operate our arrangements in compliance with these evolving requirements, such arrangements could be determined by regulatory authorities to be non-compliant with applicable federal law.

Federal False Claims Act

The Federal False Claims Act, as amended, or the False Claims Act, permits the federal government, and in certain circumstances private parties acting as whistleblowers, to bring actions against any person who knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government, or who knowingly uses a false statement or record to obtain approval of such a claim. Violations of the False Claims Act may result in significant civil monetary penalties on a per-claim basis, treble damages, and other remedies. In addition, claims for items or services resulting from a violation of the Federal Anti-Kickback Statute may constitute false or fraudulent claims under the False Claims Act. The Company is not aware of any pending claims against it under the False Claims Act.

Civil monetary penalties law

The Federal Civil Monetary Penalties Law authorizes the U.S. Department of Health & Human Services Office of Inspector General, or OIG, to impose civil monetary penalties, or CMPs, against individuals or entities for a broad range of conduct, including violations of the Federal Anti-Kickback Statute, the Stark Law, and the False Claims Act. An entity may be subject to CMPs if it offers to or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that the entity knows or should know is likely to influence such individual's selection of a particular provider, practitioner, or supplier of Medicare or Medicaid payable items or services. We from time to time offer customers discounts and other financial incentives in connection with the sale of our products. Although we maintain processes designed to structure and manage these programs in compliance with applicable law, regulatory authorities may determine our marketing or pricing arrangements violate federal healthcare law. If we are found to be non-compliant, we could be subject to significant CMPs, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, and may be required to curtail, modify, or restructure aspects of our operations. Any such penalties, exclusions, or operational changes could adversely affect our business, financial condition, and results of operations.

State fraud and abuse provisions

Many states have adopted anti-kickback, self-referral, and false claims laws that are similar to the Federal Anti-Kickback Statute and Federal False Claims Act and that apply to DMEPOS suppliers regardless of the payor source. Violations of these state laws may result in civil or criminal penalties, fines, or restrictions on our ability to operate in affected jurisdictions. The Company is not aware of any pending claims against it under such state laws. Certain states also impose additional requirements on medical device manufacturers, including mandates to implement compliance programs, restrictions on marketing practices, and obligations to track and report gifts, compensation, and other remuneration provided to healthcare professionals.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established uniform standards governing certain electronic healthcare transactions and the privacy and security of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, known as “covered entities.” Regulations promulgated under HIPAA include standards governing the use and disclosure of protected health information, requirements for electronic healthcare transactions such as claims, eligibility, and payment information, security standards requiring administrative, physical, and technical safeguards to protect electronic health information, and breach notification requirements applicable in the event of unauthorized access to unsecured protected health information.

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included the Health Information Technology for Economic and Clinical Health, or HITECH. HITECH expanded HIPAA’s privacy and security standards and made certain provisions directly applicable to business associates, defined as persons or entities that perform functions or activities on behalf of covered entities involving the use or disclosure of protected health information. As a result, business associates are subject to civil and criminal penalties for noncompliance. HITECH also increased the potential penalties for violations and authorized state attorneys general to bring civil actions in federal court to enforce HIPAA requirements and seek damages, injunctions, and related costs.

In addition to HIPAA and HITECH, many states have enacted privacy and security laws that, in some cases, impose requirements more stringent than federal standards. Compliance with these state laws may require us to modify our operations, policies, or procedures. Failure to comply with applicable privacy and security requirements could subject us to enforcement actions, penalties, or other sanctions and could adversely affect our business, financial condition, or results of operations. In addition, the costs associated with compliance with evolving privacy and data security laws and regulations may be significant and could have a material adverse effect on our results or operations.

Physician Payments Sunshine Act

In addition, federal and state governments have increased regulation and transparency requirements related to payments and other transfers of value made to physicians and other healthcare professionals. The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, and later amended, requires medical device manufacturers to publicly report certain payments or other transfers of value made to physicians, other prescribers, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to comply with applicable reporting requirements may result in significant civil monetary penalties.

The Patient Protection and Affordable Care Act further requires healthcare providers to report and return identified Medicare or Medicaid overpayments within 60 days of identification. Failure to timely report and return such overpayments may cause the related claims to be considered as false or fraudulent claims, subjecting the provider to liability under the False Claims Act.

International regulation

International sales of medical devices are subject to extensive and varying foreign regulatory requirements, which differ significantly by jurisdiction. The time required to obtain regulatory clearance or approval outside the United States may be longer or shorter than that required for FDA clearance or approval, and applicable standards, processes, and compliance obligations may differ materially.

In the European Union, medical devices are regulated by the European Union Medical Devices Regulation (EU) 2017/745, or MDR, which became applicable on May 26, 2021 and replaced the former Medical Devices Directive, or EU MDD, subject to certain transitional provisions for legacy devices. The MDR and related guidance and harmonized standards govern, among other things, the device design, manufacture, clinical evaluation, labeling, post-market surveillance, and adverse event reporting. Devices that comply with MDR requirements may bear the European Conformity Marking, or CE Mark, permitting commercial distribution throughout the Member States of the European Union and additional countries of the European Economic Area, or EEA, (i.e., Norway, Lichtenstein and Iceland). Conformity assessment under the MDR varies based on device classification and typically involves a combination of manufacturer self-assessment and third-party review by a notified body, an independent and neutral institution designated by a Member State country to conduct the conformity assessment. This third-party assessment may include an audit of the manufacturer’s quality management system by reference to ISO 13485, review of technical documentation, and, in some cases, product testing. We have completed the necessary conformity assessment procedure required to allow us to affix the CE Mark to our oxygen therapy products and to commercialize them in the EEA. Our ISO 13485 certification was first issued on April 21, 2005, our original EC Certificate was issued on March 16, 2007, and we CE Marked our oxygen therapy products under the MDR on December 12, 2022. Our Simeox product is CE Marked under the EU MDD but benefits from the applicable transition provisions of the MDR, meaning it can be placed on the EEA market until December 31, 2028, provided we continue to satisfy the MDR transitional provisions.

Following the United Kingdom’s exit from the European Union, known as “Brexit”, the MDR does not apply in Great Britain, although it continues to apply in Northern Ireland under the Northern Ireland Protocol. Medical devices in Great Britain are regulated under the Medical Devices Regulations 2002, as amended. These regulations are largely based on the former EU directives, but modified to operate independently of EU law. The UK regulatory framework contains certain Great Britain-specific requirements, including the introduction of the UK Conformity Assessed, or UKCA, marking (although CE marks will be recognized potentially up until June 2030 or later (subject to further consultation)) the requirement for manufacturers located outside the United Kingdom to appoint a “UK Responsible Person”, and expanded device registration obligations.

We have sold products in Canada since 2006 following receipt of our Medical Device License and satisfaction of applicable licensure, accreditation, and ISO Standard 13485 requirements. As of January 1, 2019, Health Canada implemented the Medical Device Single Audit Program, or MDSAP, as the sole mechanism for demonstrating compliance with Canadian quality management system requirements, replacing the prior Canadian Medical Devices Conformity Assessment System program.

In Australia, we are required to appoint a local sponsor to interface with the Therapeutics Goods Administration, or TGA. Compliance requires preparation of technical documentation, a declaration of conformity to Australian essential principles, and submission of supporting evidence, including CE Marking, through the appointed sponsor. On June 4, 2007, we received our Certificate for Inclusion of a Medical Device in Australia.

U.S. Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from offering, promising, or making improper payments or other things of value to foreign government officials. While we maintain policies and procedures designed to promote compliance with these laws, we cannot provide assurance that such controls will prevent or detect improper conduct by our employees or third parties acting on our behalf, including manufacturers, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in significant legal expenses, fines, penalties, criminal or civil sanctions, and could adversely affect our business, results of operations, and reputation.

Intellectual property

We believe that maintaining a competitive advantage depends in part on our ability to develop and preserve the proprietary aspect of our technologies. We rely on a combination of patent, trademark, trade secret, and other intellectual property laws, as well as confidentiality agreements and other contractual and operational measures, to protect our proprietary rights. We generally require employees, consultants, advisors, and certain third parties to enter into non-disclosure agreements in connection with their employment or engagement, as appropriate. In addition, we require our employees, consultants, and advisors involved in the development of our current or future products to agree to disclose and assign to us inventions conceived during the course of their work, developed using our resources, or related to our business. Despite these measures, unauthorized parties may attempt to copy or reverse-engineer aspects of our technologies, manufacture or sell counterfeit products, or misappropriate proprietary or confidential information, which could impair our competitive position.

Patents

As of December 31, 2025, we had 25 pending patent applications and 96 issued patents relating to the design and construction of our respiratory devices. We anticipate it could take several years for the most recent of these patent applications to result in issued patents, if successful.

The 2023 acquisition of Physio-Assist added a significant number of issued and pending patent applications to Inogen’s portfolio. The additional patents and patent filings include U.S. and international pending and issued patents. The combined portfolio of Inogen and Physio-Assist include several categories.

Our patent portfolio contains four principal categories of patents and patent applications. One such category includes patents and patent applications directed to system and component designs that may be incorporated into Inogen’s oxygen therapy product line which includes the Inogen One G3, Inogen One G4, Inogen One G5, Inogen Rove 4, Inogen Rove 6, and the Inogen At Home oxygen concentrators. For example, U.S. patents 9,592,360 and 10,786,644 are directed to the Inogen One G3 design, U.S. patent 10,695,520 is directed to the design of the Inogen One G4, and U.S. patents 9,283,346, 10,004,869 and 10,869,986 are directed towards the Inogen at Home stationary oxygen concentrator. This category of patents generally expires in 2031 or later (without taking into account any patent term adjustments or terminal disclaimers) and may serve to deter competitors from copying our design elements.

The second category of patents and patent applications within our portfolio pertains to operating features and design techniques. For example, U.S. patents 8,702,841; 9,220,864; and 9,283,346 are directed towards design features of the Inogen One G3, Inogen One G4, and Inogen at Home products. This category of patents generally expires in 2031 or later (without taking into account any patent term adjustments or terminal disclaimers). These features and designs are developed to facilitate the design, manufacturing, and usefulness of our products. These patents may prevent competitors from achieving the same levels of optimization as found in our products.

A third category of patents and patent applications relates to system designs that may be directed to products in both oxygen and ventilation product categories. One example of a patent in this category is U.S. patent 9,907,926, which is directed to an oxygen concentrator for mechanical ventilation. This category of patents generally expires in 2023 or later (without taking into account any patent term adjustments or terminal disclaimers). Patents and patent applications in this category and others may facilitate the design and development of future respiratory products that can serve patients in need of supplemental oxygen and or mechanical ventilation therapies.

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

Trademarks

We own a number of registered trademarks in the United States and have also registered certain trademarks in selected foreign jurisdictions where we have determined such protection to be commercially advantageous. Our trademarks are used to signify the quality, reliability, and goodwill associated with our products and brand. We monitor for unauthorized use of our trademarks and take enforcement action where we deem appropriate and necessary.

Human capital

At Inogen, we believe our employees are critical to our success and our ability to deliver high quality products, drive continuous improvement, and achieve high levels of customer satisfaction. The unique demands of our industry, together with the challenges of running an enterprise focused on the development, manufacture and commercialization of innovative products, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific expertise to oversee and conduct research and development activities and complex manufacturing requirements for our products. We seek to attract, develop, and retain highly qualified employees and to foster an environment that supports productivity and engagement. We strive to ensure our measures of safety, remuneration and employee engagement are competitive with those of leading companies in our industry.

Employees

As of December 31, 2025, we had 753 full and part-time employees worldwide, consisting of 333 employees in sales, marketing, clinical, and client services; 178 employees in operations, manufacturing, quality assurance, manufacturing engineering, and repair; 200 employees in general administration; and 42 employees in research and development. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are good.

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

Environmental matters

Our research and development and manufacturing activities involve the controlled use of hazardous materials, including flammable, toxic, and corrosive substances, and generate hazardous chemical waste. We seek to comply with applicable environmental, health, and safety laws and regulations governing the handling, storage, and disposal of these materials. Based on the limited quantities used or generated at our facilities, we do not currently expect compliance with such requirements to have a material effect on our capital expenditures, earnings, or competitive position. Nevertheless, we cannot eliminate the risk of accidental contamination, release, or exposure, or any resulting injury or environmental harm. We do not maintain separate environmental liability insurance coverage, and any such incident could result in significant costs, including remediation expenses, penalties, damages, or suspension of operations, which could adversely affect our business, financial condition, and results of operations.

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

Inogen is a responsible corporate citizen that has done business in 70 countries and territories around the world. Our business success and our environmental stewardship both depend on the efficiency of our global distribution network. Our long-term GHG reduction strategy is to optimize the processes that consume non-renewable resources within this network. We also recognize that, as a critical component of our customers’ supply chains, Inogen plays an important role in helping them operate in a more environmentally sustainable way.

Backlog

We run our operations on a just-in-time basis; however, the volatility of order intake may result in periods when incoming orders exceed our capacity. We do not currently have a backlog of orders that could not be fulfilled in our ordinary course of business. Further, our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Geographic information

During the years ended December 31, 2025, 2024, and 2023, substantially all of our long-lived assets were located within the United States. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our U.S. and international revenue.

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

Corporate and available information

We were incorporated in Delaware in November 2001. Our principal executive offices are located at 500 Cummings Center, Suite 2800, Beverly, Massachusetts 01915. Our telephone number is (805) 562-0500. Our website address is www.inogen.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investor.inogen.com. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page on our website. In addition, we use our website http://investor.inogen.com as a means of disclosing information about our company, our products, our planned financial and other announcements, our attendance at upcoming investor conferences, and other matters. It is possible that the information we post on our website could be deemed material information. We may use our website to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website in addition to following our press releases, SEC filings, public conference calls, and webcasts. Corporate governance information, including our board committee charters, code of ethics, and corporate governance principles, is also available on our investor relations page of our website located at http://investor.inogen.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Information about our executive officers

The following table provides certain information about our executive officers as of February 20, 2026.

Name	Age	Position
Kevin R.M. Smith	55	Chief Executive Officer, President and Director
Michael Bourque	63	Executive Vice President, Chief Financial Officer and Corporate Treasurer
Kevin P. Smith	55	Executive Vice President, General Counsel, Secretary & Business Development
Gregoire Ramade	56	Executive Vice President, Chief Commercial Officer
Jennifer Yi Boyer	52	Executive Vice President, Enterprise Enablement & Chief Human Resources Officer
Mary Wright	40	Vice President, Chief Accounting Officer

Kevin R.M. Smith has served as our President, Chief Executive Officer, and as a director since November 2023. Previously, Mr. Smith served as the CEO, President and Executive Director at Sirtex Medical, a medical device company, from October 2019 to October 2023, after serving as interim CEO from April 2019 to October 2019 and Executive Vice President of Sales & Marketing, Americas from August 2017 to April 2019. Mr. Smith also served as interim President and Chief Executive Officer from 2021 to 2022 and as a Director from February 2020 to June 2023 at OncoSec Medical, Inc., a biotechnology company. In his previous roles, Mr. Smith served as Executive Vice President of Business Development at Gel-e, Inc., as Chief Commercial Officer at Sensium Healthcare, as Global Vice President of Sales & Marketing at Teleflex, and in various sales and marketing roles in medical device companies. Mr. Smith holds an MBA in Global Management from University of Phoenix and a B.S. in Marketing from the University of Kentucky.

Michael Bourque has served as our Executive Vice President, Chief Financial Officer and Corporate Treasurer since March 2024. Most recently, Mr. Bourque served as Chief Financial Officer and Treasurer of Chase Corporation, a manufacturer of industrial coatings and tapes for high-reliability applications, from February 2021 to February 2024. He also served as Chief Financial Officer of Keystone Dental Inc. from April 2019 to September 2020. Prior to that, Mr. Bourque served as Chief Financial Officer from 2017 to 2018 and in other senior finance leadership positions from 2014 to 2017 of Analogic Corporation, a corporation specialized in healthcare technology and aviation security industries, and as Vice President of Finance for Axcelis Technologies. Mr. Bourque received a B.S. in Accounting from Bentley University and is a Certified Public Accountant.

Kevin P. Smith has served as our Executive Vice President, General Counsel, Secretary and Business Development since July 2024. Most recently, Mr. Smith served as General Counsel and Executive Vice President, Business Development of Sirtex Medical, a medical device company, from October 2018 to June 2024. In his prior roles, Mr. Smith served as Vice President and Associate General Counsel at Flexion Therapeutics, as General Counsel for the Danaher Life Sciences Platform, and in several senior legal leadership positions within Novartis Pharmaceuticals in Switzerland and Massachusetts. Before moving in-house, Mr. Smith worked for multinational law firms in New York, Silicon Valley, and London. Mr. Smith holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, a J.D. from Albany Law School, and an MBA from UMass Amherst's Isenberg School of Management.

Grégoire Ramade has served as our Chief Commercial Officer since January 2024 and served as our Senior Vice President of International Sales from November 2023 to January 2024. Prior to joining the Company, Mr. Ramade served as Senior Vice President and Chief Commercial Officer of Vapotherm, Inc. from October 2020 to October 2023 and as Vice President, International Sales and Worldwide Marketing of Vapotherm since May 2016. Mr. Ramade previously served as Vice President of Global Marketing and Business Development at Becton Dickinson Medical-Pharmaceutical Systems, as Senior Marketing Director, Home Healthcare Solution at Philips Healthcare, and as Marketing Director EMEA Product Manager of Consumable Masks and Accessories at Philips Respironics. Mr. Ramade holds a B.A. in International Business with a minor in Economics from the American University of Paris and an MBA in International Business and Marketing from the Ecole Nationale des Ponts et Chausses School of International Management.

Jennifer Yi Boyer has served as Executive Vice President, Enterprise Enablement and Chief Human Resources Officer of the Company since May 2025. Ms. Yi Boyer joined Inogen in February 2022 as Chief Human Resources Officer and has risen internally to her current role. Prior to joining Inogen, Ms. Yi Boyer served as Chief People Officer and Senior Vice President of Diversity, Equity and Inclusion at Fiscal Note from January 2021 to February 2022. She also held the positions of Chief Talent Officer at ACT from August 2011 to October 2020, Vice President Talent Strategies at Diversey, Inc., Vice President of Talent Development at CIT Group, and prior to that in various other human resources and quality management roles across various industries. Ms. Yi Boyer holds a B.S. in Hotel Administration from Cornell University and a Masters in Strategic Communication and Leadership from Seton Hall University. She also completed an executive leadership certificate at the JFK School of Government at Harvard University.

Mary Wright has served as Vice President, Chief Accounting Officer since May 2025. Ms. Wright joined Inogen in May 2015 and has risen internally to her current role, previously serving as Vice President, Corporate Controller, Accounting from October 2024 and Vice President, Technical Accounting & Financial Reporting from July 2022. Prior to joining Inogen, Ms. Wright served in various roles of increasing seniority at Deloitte & Touche LLP. Ms. Wright received a B.A. in Accounting and International Business from Ohio University and is a member of the American Institute of Certified Public Accountants (AICPA).

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
•
our dependence on a limited number of customers for a significant portion of our sales revenue both domestically and internationally;
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
•
public health threats and epidemics;
•
changes in Medicare, Medicaid, and other third party payor reimbursement policies, including the competitive bidding and coverage determinations including recently enacted and potential future changes in the reimbursement rates or payment methodologies under Medicare, Medicaid and other government programs;
•
consolidation in the healthcare industry;
•
healthcare reform measures;
•
ability to maintain or obtain new private payor contracts and future reductions in reimbursement rates from private payors;
•
the possibility our manufacturing facilities could become unavailable or inoperable and other potential manufacturing problems or delays;
•
our reliance upon a third-party contract manufacturer for certain manufacturing and repair operations;
•
the possibility of non-payment of our HME providers, distributors, private label partners and resellers;
•
our ability to comply with anti-bribery, anti-corruption, and similar laws associated with our activities outside of the U.S., and anti-money laundering laws;
•
ability to comply with U.S. and applicable foreign export controls and economic sanctions, maintain an effective sales force or successfully develop our international distribution network;
•
warranty or product liability claims or other litigation;
•
our dependence on the services of our senior executives and other key technical personnel;
•
our ability to protect against service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches;
•
data privacy and data protection regulations;
•
variance in our financial condition and results of operations;
•
the market opportunities for our products; and
•
our ability to maintain effective internal controls.

Risks related to the regulatory environment:

•
extensive federal, state, and international regulations related to our business by numerous government agencies, including the FDA and the EU competent authorities;
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
•
the limitation on our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees;
•
potential sales of a large number of shares of our common stock;
•
our directors, executive officers and principal stockholders could limit your ability to influence the outcome of key transactions, including changes of control; and
•
anti-takeover provisions in our charter documents and under Delaware law.

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

Because of reimbursement reductions, we expect more industry consolidation and volatility in ordering patterns based on how providers are restructuring their businesses and their access to capital. In addition, providers may reduce or eliminate purchases from us due to our focus on maintaining a prescriber sales team and pursuing rentals directly, which could be in competition with other providers in the United States. Respiratory therapy providers compete primarily on the basis of product features and service, rather than price, since reimbursement levels are established by Medicare and Medicaid, or by the individual determinations of private payors.

Some of our competitors are large, well-capitalized companies with greater resources than we have. Consequently, they are able to spend more aggressively on product development, marketing, sales, and other product initiatives than we can. Some of these competitors have:

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

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standard regulatory and reimbursement development and customer requirements or changing or uncertain business conditions or macroeconomic trends, including supply chain challenges. In light of these advantages that our competitors maintain, even if our technology and direct-to-consumer distribution strategy is more effective than the technology and distribution strategy of our competitors, including those who have adopted or may in the future adopt direct-to-consumer sales models, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional, and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins, and market share.

We depend on a limited number of customers for a significant portion of our sales revenue.

We receive a significant amount of our sales revenue from a limited number of customers, including distributors, HME providers, our private label partner, resellers, and charitable organizations and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results. For the years ended December 31, 2025, 2024, and 2023, sales revenue to our top 10 customers accounted for approximately 38.9%, 33.3% and 25.2%, respectively, of our total revenue. Medicare's service reimbursement programs represented more than 10% of our total revenue for the year ended December 31, 2023. We expect that sales to relatively few customers will continue to account for a significant percentage of our total revenue in future periods. Our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. However, we can provide no assurance that any of these customers or any of our other customers will continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in customer order levels, economic conditions, the adoption of competitive products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. For example, we have previously experienced a decline in sales to one large national homecare provider who purchased through our private label collaborator. We have also experienced a decline in sales from other HME providers and these providers have communicated to us that they continue to be subject to capital constraints. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, as we previously experienced with the large national homecare provider, our revenue may be materially reduced and there would be an adverse effect on our business, financial condition, and results of operations.

Reduction or interruption in our supply of components and products may adversely affect our manufacturing operations and related product sales.

We obtain some components, subassemblies, and completed products included in our products from single source suppliers or from a limited group of manufacturers or suppliers. In some cases, components required to manufacture and assemble our products are available in only limited supplies from limited manufacturers or suppliers, and the partial or complete loss of one or more of these manufacturers or suppliers or limitation on availability could cause significant production delays or stoppages, an inability to meet customer demand, substantial loss in revenue, and have an adverse effect on our financial condition and results of operations.

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
•
we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components or changes in import tariffs, trade restrictions or barriers, or other government actions that impact our ability or the costs to obtain such components;
•
we or our suppliers may lose access to critical services, tools, moldings, and components, resulting in an interruption in the manufacture, assembly, and shipment of components or products;
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

We have experienced supply problems with one or more of our suppliers and may again experience supply problems in the future. For example, we saw supply chain disruptions in the second half of 2021 as well as in 2022 and 2023, primarily associated with semiconductor chips used in our batteries and printed circuit boards. However, we recognize that there could be supply shortages for other components used in our products. While we have taken steps to attempt to mitigate the impact of potential supply shortages, the previously experienced shortages have had, and any future shortage may have, a negative impact on our ability to manufacture products as these chips are used across all our portable oxygen concentrators in our batteries and printed circuit boards.

In addition, we purchase components and subassemblies from third-party suppliers, including some of our single-source suppliers, through purchase orders and do not have long-term supply contracts with all our third-party suppliers. These third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers and could be at risk if such suppliers are unwilling or unable to supply us or if they demand significant price increases.

Tariffs, trade restrictions and Section 232 investigations could increase our costs and disrupt our supply chain.

Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels, if at all. New or increased quotas, duties or tariffs, or threats or changes in policy with respect to such trade restrictions, may have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in April 2025, the U.S. announced significant tariffs on imports from multiple trading partners, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In September 2025, the U.S. Department of Commerce, Bureau of Industry and Security initiated a national security investigation under Section 232 of the Trade Expansion Act of 1962 into imports of personal protective equipment, medical consumables and medical equipment, including medical devices such as oxygen concentrators. The scope, timing and outcome of this investigation are uncertain. Depending on its outcome, the investigation could result in the imposition of additional tariffs or other trade restrictions, the modification or elimination of existing tariff exemptions, or the implementation of other measures affecting the importation of products or components relevant to our business. Any such actions could increase our costs, disrupt our supply chain, require operational or sourcing adjustments, and adversely affect our margins, results of operations and financial condition. In addition, these actions could prompt retaliatory measures by foreign governments, further increasing uncertainty and potential adverse impacts on our business. The current tariff environment evolves continuously and is uncertain. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and, as a result, we may lose market share to such competitors. Finally, certain governmental and private purchasers may restrict the purchase of products from certain countries (including the U.S.) in favor of “buying local,” resulting in the additional possibility that local manufacturers, brands, and other competitors may engage in aggressive competitive pricing to take advantage of the uncertain global trade environment and transition customers away from global manufacturers, all of which may impact our business and operations. We cannot control the duration or depth of any of the above such actions which may increase our product costs, reduce our margins, potentially decrease the competitiveness of our products, or result in loss of certain contracts. These actions could have a negative effect on our business, results of operations, or financial condition.

If we are unable to continue to enhance our existing products, develop or acquire and market products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products and our business could suffer.

We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers unless we continue to enhance existing products, acquire companies with new or different products, sell our existing products, and develop innovative products ourselves. Product development requires significant financial, technological and other resources. While we expended $19.4 million, $21.6 million, and $20.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, in research and development efforts, we cannot assure that this level of investment will be sufficient to maintain a competitive advantage in product innovation, which could cause our business to suffer.

Product improvements and new product introductions also require significant planning, design, development, patent protection, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products or obtain necessary patent protection and regulatory clearances or approvals for such product improvements or new products in a timely manner, or at all. Our competitors’ new products may enter the market before our new products reach the market, be more effective with more features, obtain better market acceptance, or render our products obsolete. Any new products that we develop or acquire may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development. In addition, if we are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any new products that we develop or introduce, in a timely manner or at all, we may realize lower revenue than expected or even no revenue at all from these products. As a result, our business, financial condition, and results of operations could be materially harmed.

We may expand through acquisitions of, collaborations with, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

As part of our business strategy, we regularly explore potential acquisitions of, collaborations with, or investments in complementary products, technologies, or businesses. We do not have an extensive history of acquiring or entering into collaborations with other companies and cannot assure you that we will successfully identify suitable acquisition candidates or collaboration partners, integrate or manage disparate technologies, lines of business, personnel, and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, collaboration, or investment could materially and adversely affect our financial condition and results of operations. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities, and expend cash in acquisitions, collaborations or investments, which could negatively impact our financial condition, stockholder equity, and stock price. The acquisition, collaboration, and integration process is complex, expensive, and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management.

Acquisitions, collaborations and other strategic investments involve significant risks and uncertainties, including:

•
the potential failure to achieve the expected benefits of the combination, acquisition, or collaboration;

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
•
the potential to become involved in intellectual property litigation related to such acquisitions, collaborations, or strategic investments; and
•
the inability to maintain uniform standards, controls, policies, and procedures.

Any acquisition, collaboration, or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition, collaboration, or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins, and expenses. In addition, we may be required to take charges or write-downs in connection with acquisitions. In particular, acquisitions of businesses engaged in the development of new products may give rise to developed technology and/or in-process research and development assets. To the extent that the value of these assets decline, we may be required to write down the value of the assets. Also, in connection with certain asset acquisitions, we may be required to take an immediate charge related to acquired in-process research and development assets. Any of these events could result in charges, which could be substantial, and which could adversely affect our results of operations.

We depend upon reimbursement from Medicare, private payors, Medicaid, and payments from patients for a significant portion of our revenue, and if we fail to manage the complex and lengthy reimbursement process, our business and operating results could be adversely affected.

A significant portion of our rental revenue is derived from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in a majority of cases, invoice and collect payments directly from Medicare, private payors and Medicaid, as well as direct from patients under co-insurance provisions. For the years ended December 31, 2025, 2024, and 2023, approximately 15.3%, 17.0% and 20.3%, respectively, of our total revenue was derived from Medicare, private payors, Medicaid, and individual patients who directly receive reimbursement from third-party payors and this percentage could increase as a percent of total revenue if we increase net patient additions faster than our sales revenue growth.

Our financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines, and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received, or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that we will be able to continue to effectively manage the process which would adversely affect our business, financial condition, and results of operations.

In addition, we are subject to complex billing and record-keeping requirements to substantiate our claims for payment under federal, state, and commercial healthcare reimbursement programs. Our records also are subject to routine and other reviews by third-party payors, which can result in delays in payments or refunds of paid claims. We could experience a significant increase in pre-payment reviews of our claims by the Durable Medical Equipment Medicare Administrative Contractors, private insurance companies that processes Medicare claims for durable medical equipment, which could cause substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans.

The government has significant resources to audit and ensure oversight of suppliers who care for patients covered by various government healthcare programs. Healthcare providers and suppliers of certain durable medical equipment product categories may be subjected to increased scrutiny from these audit programs. If a government auditor ascribes a high billing error rate to one or more of our locations, it would result in protracted pre-payment claims review, payment delays, refunds, and other payments to the government and/or our need to request more documentation from providers than has historically been required. It may also result in additional audit activity in other company locations or Durable Medical Equipment Medicare Administrative Contractors jurisdiction. We cannot currently predict the adverse impact that these audits, methodologies, and interpretations might have on our business, financial condition, or results of operations, but such impact could be material.

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

On December 29, 2022, the Consolidated Appropriations Act of 2023 (Pub. L. 117-328) was signed into law. Included in this law was a provision deferring for two years, until January 1, 2025, the Statutory Pay-as-You-Go, or PAYGO, Medicare payment reductions. This law also extended the DME 75/25 blended rates in non-competitive bidding areas and extended the COVID-19 public health emergency, or PHE, telehealth waivers until the end of 2024. We cannot currently determine if, or to what extent, our business, results of operations, financial condition or liquidity will ultimately be impacted by mandated sequestration triggers under the PAYGO Act, or if or when the mandated sequestration will occur. Medicare’s service reimbursement programs accounted for 61.9%, 56.3%, and 67.7% of rental revenue for the years ended December 31, 2025, 2024, and 2023, respectively, and based on total revenue were 9.5%, 9.5%, and 13.7% for the years ended December 31, 2025, 2024, and 2023, respectively.

Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Reimbursement levels may decrease in the future. Additionally, future legislation, regulation, or reimbursement policies of third-party payors may otherwise adversely affect our ability to operate our rental business in a profitable manner and affect the demand for and price levels of our products.

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

In addition, due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. In addition, many private payors reimburse at a percentage of the Medicare rates. Medicare, Medicaid, and private payor reimbursement rate cuts have included, or may include elimination or reduction of coverage for our products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our products which, in turn, would adversely affect our business, financial condition and results of operations.

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

We rely significantly on reimbursement from Medicare and private payors, including Medicare Advantage plans, Medicaid and patients for our rental revenue. For the year ended December 31, 2025, approximately 61.9% of our rental revenue was derived from Medicare’s traditional fee-for-service reimbursement programs. Under Medicare reimbursement programs, there are three general categories relevant to our products, including (1) former competitive bidding areas, or CBAs, (2) rural areas, and (3) non-former CBAs in non-rural areas.

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

Average Medicare reimbursement rates in former CBAs	E1390	E1392
As of January 1, 2026	$98.81	$48.42
As of January 1, 2025	$96.11	$47.11
As of January 1, 2024	$93.41	$45.78
As of January 1, 2023	$90.77	$44.49
As of January 1, 2022	$85.31	$41.81
As of April 1, 2021	$81.25	$39.82
As of January 1, 2021	$73.88	$36.20
As of January 1, 2020	$73.98	$36.25
As of January 1, 2019	$72.92	$35.72
As of January 1, 2018	$77.03	$36.06

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

Average Medicare reimbursement rates in rural areas	E1390	E1392
As of January 1, 2026	$177.16	$51.63
As of January 1, 2025	$173.32	$51.63
As of January 1, 2024	$168.96	$51.18
As of January 1, 2023	$164.48	$50.44
As of January 1, 2022	$151.15	$48.39
As of April 1, 2021	$143.48	$47.13
As of January 1, 2021	$136.84	$44.99
As of January 1, 2020	$136.71	$44.93
As of January 1, 2019	$134.71	$44.32
As of January 1, 2018	$76.31	$41.91

Non-former CBAs in non-rural areas:

Rates in non-former CBAs that are not defined as rural are set based on the rates in former CBAs. See the table below for average Medicare rates in these non-former CBAs, non-rural areas, using a simple average of rates in each state. These rates are typically updated annually each January as they are subject to the CPI and sequestration adjustments but are also subject to adjustments during the year due to legislative rulings. Effective April 1, 2021, rates were adjusted to remove a percentage reduction that was put in place to meet the budget neutrality requirement previously mandated by section 1834(a)(9)(D)(ii) of the Social Security Act. Note that the 2021 rates listed below include CARES Act increased rates due to the COVID-19 PHE. In December 2022, Congress' Consolidated Appropriations Act extended the higher 75/25 blended rates in non-CBAs until December 31, 2023. As of January 1, 2024, the rates in former non-CBAs were reduced to the former CBA rates listed in the table above. Rates in rural areas continue to be based upon a 50/50 blended rates, consistent with CMS’s December 2021 final rule described above.

Average Medicare reimbursement rates in non-former CBAs, non-rural areas	E1390	E1392
As of January 1, 2026	$99.02	$48.79
As of January 1, 2025	$96.42	$47.51
As of January 1, 2024	$93.61	$46.12
As of January 1, 2023	$125.41	$46.49
As of January 1, 2022	$115.14	$43.69
As of April 1, 2021	$109.39	$42.12
As of January 1, 2021 (retroactively revised March 1, 2021)	$104.07	$40.06
As of January 1, 2020	$74.84	$36.87
As of January 1, 2019	$72.32	$35.64
As of January 1, 2018	$69.31	$38.10

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

Medicare revenue, including patient co-insurance and deductible obligations, represented 9.5% of our total revenue in the year ended December 31, 2025, and 9.5% in the year ended December 31, 2024.

Medicare reimbursement for oxygen rental equipment is limited to a maximum of 36 months within a 60-month service period, and the equipment remains the property of the home oxygen supplier. The supplier that billed Medicare for the 36th month of service continues to be responsible for the patient’s oxygen therapy needs for months 37 through 60, and there is generally no additional reimbursement for oxygen generating portable equipment for these later months. CMS does not separately reimburse suppliers for oxygen tubing, cannulas and supplies that may be required for the patient. The supplier is required to keep the equipment provided in working order. At the end of the five-year useful life of the equipment, the patient may request replacement equipment and, if he or she can be re-qualified for the Medicare benefit, a new maximum 36-month payment cycle out of the next 60 months of service would begin. The supplier may not arbitrarily issue new equipment. We have analyzed the potential impact to revenue associated with patients in the capped rental period and have deferred $0 associated with the capped rental period as of December 31, 2025 and December 31, 2024. Our capped patients as a percentage of total patients on service was approximately 17.6% as of December 31, 2025, and 16.6% as of December 31, 2024. The percentage of capped patients may fluctuate over time as new patients come on service, patients come off service before and during the capped rental period, and existing patients enter the capped rental period.

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

The home medical equipment market is highly competitive, and our products face significant competition from other well-established manufacturers. Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have caused pricing pressures which have resulted in a consolidation trend in the home medical equipment industry as well as among our customers, including home healthcare providers. In the past, some of our competitors, which may include distributors, have been lowering the prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, exclusion of products from or unfavorable position on provider formularies and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our customers. With this consolidation, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions for our products. These factors could force us to reduce our prices or could result in a loss of customers.

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

State legislative bodies may also enact laws that affect the requirements applicable to home medical equipment providers, including oxygen therapy providers. We monitor developments in state laws and regulations applicable to our business and assess their potential impact on our operations, products, and access to patients. Certain states have already enacted legislation regulating in-state facilities. To the extent additional legislation is adopted, it could increase our administrative costs or restrict our ability to operate in particular states, which could adversely affect our business, financial condition, and results of operations.

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

A portion of our rental revenue is derived from private payors. Based on our patient population, we estimate that approximately 58.2% of our potential customers have non-Medicare insurance coverage (including Medicare Advantage plans). Failing to maintain and obtain private payor contracts from private insurance companies and employers and secure in-network provider status could have a material adverse effect on our financial condition and results of operations. In addition, private payors are under pressure to increase profitability and reduce costs. In response, certain private payors are limiting coverage or reducing reimbursement rates for the products we provide. We believe that private payor reimbursement levels will generally be reset in accordance with the Medicare reimbursement amounts determined by competitive bidding. We cannot predict the extent to which reimbursement for our products will be affected by initiatives to reduce costs for private payors. Failure to maintain or obtain new private payor contracts or the unavailability of third-party coverage or inadequacy of reimbursement for our products would adversely affect our business, financial condition, and results of operations.

If our manufacturing facilities become unavailable or inoperable, we could be unable to continue manufacturing our products and, as a result, our business, financial condition and results of operations could be adversely affected until we are able to secure a new facility.

We assemble our oxygen concentrator products at our facility in Plano, Texas and through our contract manufacturer in the Czech Republic, and our Simeox product at our facility in Montpelier, France. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Texas facility. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to procure, repair, or replace. Our facilities are in areas that have and may in the future be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, pandemic and related facility shutdowns, fire, flood, earthquakes, and power outages, which may render it difficult or impossible for us to manufacture our products for some period of time.

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

These and other risks could impair our ability to fulfill orders, harm our sales, and impact our reputation with customers. If our contract manufacturer is unable or unwilling to manufacture our products or components of our products, or if our contract manufacturer discontinues operations, we may be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. The process of qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and if we are required to change or qualify a new contract manufacturer, we would likely lose sales revenue and damage our existing customer relationships.

We are exposed to the credit and non-payment risk of our HME providers, distributors, private label collaborators and resellers, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

We sell our products to certain HME providers, distributors, private label collaborator, and resellers on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, cash flow, credit limits, and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. In particular, no customer represented more than 10% of our net accounts receivable balance as of December 31, 2025. One customer represented more than 10% of our net accounts receivable balance with a net account receivable balance of $3.3 million as of December 31, 2024. One customer represented more than 10% of our financing receivable balance with a balance of $6.5 million as of December 31, 2024. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserve for credit losses could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Our exposure to credit risks of our business collaborators may increase if our business collaborators and their end customers are adversely affected by potential worsening global economic conditions or disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. One or more of these business collaborators could delay payments or default on credit extended to them, either of which could adversely affect our business, financial condition, and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our operating results. In addition, any disruption or delay in the shipping of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the years ended December 31, 2025, 2024, and 2023, approximately 39.8%, 34.9%, and 28.3%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy and data protection regulations, such as the European Union General Data Protection Regulation, or GDPR, labor laws, and anti-competition regulations;
•
export or import delays and restrictions;

•
obtaining and maintaining regulatory clearances, approvals, and certifications;
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
•
any other government actions, by the United States, China, or other countries, that impose tariffs, barriers or restrictions that would impact our ability to sell or ship products to customers; and
•
difficulties protecting or procuring intellectual property rights.

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

For example, for the year ended December 31, 2025, we experienced a net foreign currency gain of $1.3 million, and for the years ended December 31, 2024 and 2023, we experienced a net foreign currency loss of $0.2 million and a gain of $0.2 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future. While we have a hedging program for Euros that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations. In addition, currency hedging may result in a reduction or increase in revenue should the currency strengthen or decline during the contract period. A discussion of the hedging program is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2025. Additional information on our hedging arrangements is also contained in Note 2 – Fair value measurements in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

Failure to comply with anti-bribery, and anti-corruption, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States and anti-money-laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and other anti-corruption, anti-bribery, and anti-money laundering laws in the more than 70 countries around the world where we have conducted activities and have sold our products. While we maintain policies and procedures designed to promote compliance with these laws, we cannot assure that such controls will prevent or detect improper conduct by our employees or by third parties acting on our behalf. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We leverage various third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners, and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, and third-party intermediaries, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of our policies and applicable law, for which we have to defend ourselves and may be ultimately held responsible.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, and while we provide training to all employees, including management, to ensure compliance with the FCPA and other applicable anti-bribery and anti-corruption laws, we cannot assure you that none of our employees, agents, representatives, business partners, or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, settlements, prosecutions, enforcement action, fines, damages, and suspension or debarment from government contracts, which could have a material and adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any allegation, enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

If we fail to comply with U.S. and applicable foreign export control and economic sanctions or fail to expand and maintain an effective sales force or successfully develop our international distribution network, our business, financial condition and results of operations may be adversely affected.

We currently derive the majority of our revenue from rentals or sales generated from our own sales force. Failure to maintain or expand our sales force could adversely affect our financial condition and results of operations. Additionally, we use international distributors to augment our sales efforts, certain of which are exclusive distributors in certain foreign countries. We cannot assure you that we will be able to successfully retain or develop our relationships with third-party distributors internationally. In addition, we are subject to United States and European Union export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. If we fail to comply with export control laws or successfully develop our relationship with international distributors, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products resulting in adverse results of operations.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and results of operations.

As manufacturers of medical devices, we may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may require us to make significant expenditures to defend these claims or pay damage awards. For example, our POCs contain lithium-ion batteries, which, under certain circumstances, can be a fire hazard. We, as well as our key suppliers, maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that insurance will be available or adequate to protect against all claims. Our insurance policies are subject to annual renewal, and we may not be able to obtain liability or product insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase as a result of warranty or product liability claims or other litigation, then our business, financial condition, and results of operations may be adversely affected.

We may also be subject to other types of claims arising from our normal business activities. These may include claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims, patent defense, and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our business, financial condition and results of operations.

We depend on the services of our senior executives and other key technical personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience, and efforts of our senior executives and other key technical personnel, including certain members of our engineering, accounting, and compliance staff as well as our sales and marketing personnel.

We have experienced, and may continue to experience, turnover in our senior executives and other key technical personnel. For example, our executive team underwent significant transition in 2024. If we are unable to continue to successfully navigate this transition, we may be unable to achieve our strategic priorities. In addition, if experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies, and procedures. If we are unable to find a qualified permanent replacement for these positions, it could have a material adverse effect on our ability to effectively pursue our business strategy. Executive leadership and key technical personnel transitions can be difficult to manage and could cause disruption to our business. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

We rely on information technology networks and systems, certain of which are operated by third parties on which we rely, to process, transmit and store electronic, customer, operational, compliance, and financial information; to coordinate and otherwise operate our business; and to communicate within our company and with customers, suppliers, partners and other third parties. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, ransomware, and other malware, cybersecurity risks, data security incidents, telecommunication failures, user errors, or catastrophic events. Like other companies, we have experienced data security incidents before and have incurred remedial, legal, and other costs in connection with these incidents.

We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents, and network security breaches, but this insurance is limited in amount, subject to deductibles and exclusions, and may not be adequate to cover us for all costs arising from these incidents.

If our information technology networks and systems or those provided by our third-party service providers and vendors suffer unauthorized access, severe damage, disruption, or shutdown, and our business does not effectively identify or resolve the issues in a timely manner, our operations could be disrupted, we could be subject to regulatory and consumer lawsuits and other proceedings and our business could be negatively affected. For example, Change Healthcare, a division of UnitedHealthcare, experienced a cyberattack in late February 2024 that caused connection issues with our third-party service provider and a delay in rental revenue collections. In addition, cybersecurity risks and data security incidents could lead to potential unauthorized access to or acquisition of confidential information (including personally identifiable information and protected health information), and data loss, corruption, unavailability, or other unauthorized processing. There is no assurance that we will not experience service interruptions, security breaches, cybersecurity risks and data security incidents, or other information technology failures, whether suffered by us or third parties on which we rely, in the future.

We receive, collect, process, use and store a large amount of information from our customers, our patients and our own employees, including personal information, intellectual property, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems yet is vulnerable to unauthorized access and disclosure. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our customers’, patients’ and employees’ data. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. During and following the COVID-19 pandemic and related public health emergency, we have increased the number of employees working remotely. As a result, we may have increased cybersecurity or data security risks, due to increased use of home wifi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cybersecurity and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects. As a result of these types of risks and attacks, we have implemented and periodically review and update systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. For example, we have implemented multi-factor authentication for remote email access and have taken additional steps to further limit access to our systems. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information or failure to comply with regulatory or contractual obligations with respect to such information, or the perception that any of these has occurred, could result in legal claims and proceedings, initiated by private parties, investigations or other proceedings by regulatory authorities, and liability or regulatory penalties, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs of remediating breaches and similar system compromises could adversely affect our results of operations. We also face risks associated with security breaches affecting third party vendors or customers and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry enough insurance or maintain sufficient coverage to compensate for all potential liability.

Any new laws, regulations, other legal obligations, or industry standards, or any changed interpretation of existing laws, regulations, or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity for us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could adversely affect our business, financial condition, and results of operations.

Increasing data privacy and data protection regulations could impact our business and expose us to increased liability.

We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe, and elsewhere. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply could result in regulatory scrutiny, fines, civil liability or damage to our reputation. For example, the European Union adopted the GDPR which imposes obligations on companies regarding the processing of personal data and provides certain individual privacy rights to natural persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure or properly process personal information could also result in violation of data privacy laws and regulations, and any such event, or the perception it has occurred, may result in claims and litigation by private parties, investigations and other proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits. As the regulatory environment related to information security, data collection and use, and privacy and data protection becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could continue to result in significant costs.

In addition, a number of states in the U.S. have introduced, and in certain cases enacted, privacy legislation imposing operational requirements on U.S. companies similar to the requirements reflected in the GDPR. For example, California has passed the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, California voters passed the California Privacy Rights Act, or CPRA, which modified the CCPA significantly as of January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Aspects of these laws, and their interpretation and enforcement, remain uncertain. Their effects potentially are far-reaching and may restrict our ability to use personal information in connection with our business operations, require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Congress could also pass federal privacy legislation, which may restrict our business operations and require us to incur additional costs for compliance.

Any new laws, regulations, other legal obligations, or industry standards, or any changed interpretation of existing laws, regulations, or other standards may require us to incur additional costs and restrict our business operations.

Our financial condition and results of operations may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; seasonal cycles in consumer spending; HME providers’ ability to adopt and finance POC purchases and restructure their businesses to remove delivery expenses; our ability to design, manufacture, and deliver products to our consumers in a timely and cost-effective manner; quality control problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; declines in sales personnel productivity; increased marketing cost per generated lead; unanticipated regulatory reimbursement changes that could result in positive or negative impacts to our earnings; changes or updates to generally accepted accounting principles; additional legal costs associated with legal matters; and fluctuations in foreign currency exchange rates.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, limitations under federal or state law could impact our ability to use our deferred tax assets. Finally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 6 – Income taxes in the notes to our consolidated financial statements in this Annual Report on Form 10-K for additional information and factors that could impact our ability to realize the deferred tax assets.

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

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation, and other practices to strict government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and audits and obtain information from healthcare providers. Violations of federal and state laws or regulations can result in severe criminal, civil and administrative fines, penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

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
•
post-market approval studies; and
•
product import and export.

Before we can market or sell a medical device in the United States, we must obtain 510(k) clearance, authorization under the De Novo process, or approval of a pre-market approval application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed predicate device to clear the proposed device for marketing.

Our commercial products have received 510(k) clearance by the FDA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which, depending on the specific action, could cause the majority of our sales to decline or cease altogether. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval process. Although we do not currently market any devices subject to pre-market approval, the FDA may demand that we obtain a pre-market approval prior to marketing certain future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from pre-market review, the FDA may require us to submit a 510(k), De Novo application, or pre-market approval application in order to continue marketing the product. Further, even with respect to those future products where a pre-market approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances or De Novo authorizations with respect to those products or do so in a timely fashion.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, labeling or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our Inogen POCs could be particularly harmful to our business, financial condition, and results of operations.

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
•
criminal prosecution.

Any of these sanctions could adversely affect our business, financial condition, and results of operations.

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

In the European Union, medical devices are regulated by the MDR. The MDR is applicable in all European Union Member States and in the additional Member States of the European Economic Area and therefore applies in most of the major countries in Europe. The MDR and its associated guidance documents and harmonized standards regulate the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices. Devices must comply with the MDR before they can be commercially distributed throughout the EEA. The method of assessing conformity under the MDR varies based on the class of the product, and typically requires a combination of self-assessment by the manufacturer and a third-party assessment by a “notified body.” The EU MDR applies in Northern Ireland but does not apply in Great Britain (England, Scotland and Wales) and the commercialization of medical devices in that territory must comply with rules set out in domestic legislation including the UK Medical Devices Regulations 2002. Devices that are validly CE marked under the EU MDR or UKCA marked under the UK Medical Devices Regulations 2002 may be placed on the market or put into service in Great Britain. The commercialization of medical devices in the UK are also subject to additional national requirements (e.g., registration and where the manufacturer is not established in the UK, the appointment of a UK Responsible Person).

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

The foreign regulatory approval process, including with respect to MDR and other jurisdictions outside the EEA, includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products or fail to comply with the applicable regulatory requirements in markets outside the United States, we may be required to discontinue sales in those countries which would negatively affect our overall market penetration, revenues, results of operations and financial condition.

If the FDA disagrees with us that certain of our data collection and analysis methods do not constitute clinical trials, our business may be harmed.

We gather and analyze certain de-identified retrospective patient data as part of our product development and improvement. We believe that these data collection methods do not constitute clinical trials and, therefore, typically do not pursue or obtain regulatory permission from the FDA or IRBs before collecting or analyzing such data. If the FDA disagrees with our interpretation, we may be subject to regulatory enforcement including, among others, warning letters, fines, injunctions, consent decrees, and civil penalties. In addition, we may be required to collect these types of data under the clinical trial regulatory framework.

Clinical development is a long, expensive, and uncertain process and is subject to delays and the risk that products may ultimately prove unsafe or ineffective in treating the indications for which they are designed.

Completion of clinical trials may take several years or more. We may experience numerous unforeseen events in relation to a clinical trial process that could delay or prevent us from receiving regulatory clearance or approval or reimbursement from payors for new products or modifications of existing products, including new indications for existing products, including:

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

Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our results of operations and financial condition. Complying with privacy and security related legal and regulatory requirements is burdensome and costly and could have a material adverse effect on our results of operations.

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, Physician Self-Referral Law, false claims and anti-inducement laws, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward referrals of individuals to a person for the furnishing of, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Courts have interpreted the statute to be violated if one purpose of the remuneration is to induce such referrals, even if there are other legitimate purposes. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common financial arrangements from prosecution, the exceptions and safe harbors are drawn narrowly, and are interpreted strictly. Failure to meet all requirements of a safe harbor does not, by itself, render an arrangement unlawful; however, arrangements that do not qualify for an exception or safe harbor may be subject to increased scrutiny and enforcement action by the government. Our practices may not in all cases meet all of the criteria for safe harbor protection.

The Physician Self-Referral Law, commonly known as the “Stark Law,” prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member of the physician) has a financial relationship, for the furnishing of certain designated health services (DHS) for which payment may be made by Medicare or Medicaid, unless an exception applies.

The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim for payment to the federal government, or knowingly making or causing to be made a false statement material to a false or fraudulent claim. The Federal False Claims Act permits private individuals, known as “relators,” to bring actions on behalf of the government, referred to as qui tam actions, and to share in any recovery. Such actions have increased significantly in the healthcare industry in recent years. Violations of the Federal False Claims Act may result in substantial civil monetary penalties, treble damages, and exclusion from participation in federal and state healthcare programs, and related conduct may also give rise to criminal penalties under other federal laws. In addition, the Patient Protection and Affordable Care Act amended the intent requirements of the federal Anti-Kickback Statute and certain federal healthcare fraud statutes to clarify that a person or entity need not have actual knowledge of the statute or specific intent to violate it. The Patient Protection and Affordable Care Act also provides that claims for items or services resulting from a violation of the federal Anti-Kickback Statute may constitute false or fraudulent claims for purposes of the federal false claims statutes. Because of the breadth of these laws and the narrowness of the available exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any such challenge, regardless of its outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition, and results of operations. In addition, many states have statutes or regulations similar to the federal anti-kickback, physician self-referral, and false claims laws, which apply to items or services reimbursed under Medicaid or other state programs, and in some states may apply regardless of payor. Penalties under these state laws can be comparable to those under their federal counterparts.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, also created the federal Physician Payments Sunshine Act, or Sunshine Act, which requires applicable manufacturers of drugs, devices, biologicals, and medical supplies reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information regarding payments or other transfers of value made to physicians and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members. Additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act, enacted in 2018, expanded the Sunshine Act’s reporting requirements to include physician assistants, nurse practitioners, and certain other mid-level practitioners, with reporting requirements becoming effective in 2022 for payments made in 2021. Failure to timely, accurately, or completely submit required information under the Sunshine Act may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to approximately $1.0 million per year for knowing failures, in each case as adjusted annually for inflation.

In addition, there has been a trend toward increased federal and state regulation of payments and other transfers of value to healthcare providers, including physicians and other applicable recipients. Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the risk that a healthcare company may inadvertently fail to comply with one or more applicable laws or reporting obligations.

The Federal Civil Monetary Penalties Law authorizes the OIG to impose CMPs against individuals or entities for a wide range of conduct, including conduct related to violations of the federal Anti-Kickback Statute, Stark Law, and other federal healthcare fraud and abuse laws. Under this statute, an entity that offers or transfers remuneration to any individual eligible for benefits under Medicare or Medicaid that such entity knows or should know is likely to influence the individual to order or receive items or services reimbursable by Medicare or Medicaid from a particular provider, practitioner, or supplier may be liable for CMPs. This prohibition is commonly referred to as the beneficiary inducement provision. We sometimes offer customers discounts and other financial incentives in connection with the sale of our products. Although we maintain policies, procedures, and controls designed to structure these arrangements to comply with applicable laws, including available statutory exceptions and regulatory safe harbors, there can be no assurance that governmental authorities will not conclude that one or more of our arrangements fail to meet applicable requirements. If we are found to be non-compliant, we could be subject to significant CMPs and exclusion from participation in federal or state healthcare programs.

The scope, interpretation, and enforcement of federal and state healthcare fraud and abuse laws are complex, evolving, and subject to change, including through legislative action, regulatory guidance, and enforcement priorities. If our operations are found to be in violation of any of these laws or other applicable government regulations, we could be subject to a range of penalties, including civil and criminal penalties, damages, fines, restrictions or curtailment of our operations, or exclusion from participation in the federal or state healthcare programs. Any such penalties or restrictions, could adversely affect our business, financial condition, results of operations, and ability to operate effectively. In addition, any governmental investigation or enforcement action, even if we successfully defend against it, could result in significant legal and administrative costs, reputational harm, and diversion of management attention. Moreover, achieving and sustaining compliance with applicable federal and state fraud and abuse laws is costly and resource intensive, and civil monetary penalties under certain of these laws are subject to periodic inflation-based increases.

We are also exposed to the risks of fraud, misconduct, or other illegal activity by our employees and third parties who act for us or on our behalf, including independent contractors, consultants, commercial partners, and vendors. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with federal and state healthcare fraud and abuse laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

We sell our products in countries and regions outside the United States through our wholly-owned subsidiaries, distributors, or directly to large “house” accounts. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products versus other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which would negatively affect the long-term growth of our business.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development and manufacturing activities involve the controlled use of hazardous materials, including flammable, toxic, and corrosive substances, and generate hazardous chemical waste. We seek to comply with applicable environmental, health, and safety laws and regulations governing the handling, storage, and disposal of these materials. Based on the limited quantities used or generated at our facilities, we do not currently expect compliance with such requirements to have a material effect on our capital expenditures, earnings, or competitive position. Nevertheless, we cannot eliminate the risk of accidental contamination, release, or exposure. We do not maintain separate environmental liability insurance coverage, and any such incident could result in significant costs, including remediation expenses, penalties, damages, or suspension of operations.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules enforced by the Public Companies Oversight Board, or PCAOB, subsequently implemented by the SEC and the Nasdaq Global Select Market impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Our stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile. During the last twelve months, our common stock traded as high as $12.91 per share and as low as $5.70 per share. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2025, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 23.0% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have established a comprehensive incident response plan, designed for timely detection, containment, remediation, and post-incident review. The plan includes defined escalation thresholds requiring timely notification to senior management and the Audit Committee, including processes for evaluating whether an incident may be material. We conduct regular trainings and simulations to enhance our team's awareness and preparedness against cyber threats. Biannual penetration testing and regular assessments by external experts validate the effectiveness of our cybersecurity measures. Our proactive approach to addressing identified vulnerabilities affirms the continuous improvement of our security posture.

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

Management has implemented risk management structures, policies and procedures, and Management is responsible for our day-to-day cybersecurity risk management. Our Chief Data and Information Officer, or CDIO, is responsible for our day-to-day assessment and management of cybersecurity risks. Our Information Technology and Cybersecurity function has extensive experience in overseeing cybersecurity programs, managing information security operations, and facilitates a cross-departmental approach, ensuring the executive leadership team receives quarterly updates on cybersecurity from various teams. This strategy promotes a comprehensive stakeholder engagement and enhances management oversight on cybersecurity. The updates cover progress on ongoing cybersecurity initiatives, insights from any potential threats or incidents, outputs and action plans from external vulnerability and penetration tests, and key performance metrics in line with industry standards.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we lease approximately 18,000 square feet of office space in Goleta, California under a lease that expires in January 2028 and approximately 154,000 square feet of manufacturing and office space in Plano, Texas under a lease that expires in April 2031. In addition, we lease approximately 700 square feet of office space in Huntsville, Alabama under a lease that expires in June 2027; 1,200 square feet in Aurora, Colorado with a lease that expires in November 2026; approximately 3,700 square feet of office space in De Meern in the Netherlands with a lease that expires in May 2028; approximately 3,600 square feet of office and warehouse space in Montpellier, France under leases that expire in June 2029 and October 2032; and approximately 6,000 square feet of office space at our corporate headquarters in Beverly, Massachusetts with a lease term of three years that expires in July 2027. We believe that our existing facilities are adequate to meet our current business requirements and that if additional space is required, it will be available on commercially reasonable terms. In addition, we believe that our properties are in good condition and are adequate and suitable for their intended purposes.

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

The following graph compares the performance of our common stock for the periods indicated with the performance of the S&P Healthcare and Supplies Index, the Russell 2000 Index, and the Nasdaq Composite Index from December 31, 2020 to December 31, 2025. This graph assumes an investment of $100 on December 31, 2020 in each of our common stock, the Nasdaq Composite Index, the S & P Healthcare Equipment and Supplies Index, the Russell 2000 Index and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

STOCKHOLDER RETURN PERFORMANCE GRAPH

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURN

Among Inogen, Inc., the S&P Healthcare Equipment and Supplies Index, the Russell 2000 Index and the Nasdaq Composite Index

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Inogen, Inc.	$100.00	$76.10	$44.11	$12.29	$20.52	$15.04
S&P Healthcare Equipment & Supplies(1)	100.00	103.04	78.99	74.07	77.83	77.65
Russell 2000(2)	100.00	114.82	91.35	106.82	119.14	134.40
Nasdaq Composite(3)	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14

(1)
The S&P Healthcare Equipment and Supplies Index is a capitalization weighted-average index compiled of healthcare companies in the S&P 500 Index.
(2)
The Russell 2000 Index is a small-cap stock market index of the bottom 2,000 stocks in the Russell 3000 Index.
(3)
The Nasdaq Composite is a market-value weighted index of all common stocks listed on the Nasdaq.

Stockholders

As of February 20, 2026, there were 10 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Goodwill is tested for impairment on an annual basis as of October 1. Interim testing of goodwill for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount. As a result of a decrease in our public stock price that caused our market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and was noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. We used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32.9 million was incurred in the quarter ended September 30, 2023. Total accumulated impairment losses were $32.9 million as of December 31, 2024 and 2025.

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

We continue to monitor the tariffs announced by the U.S. government, as well as the potential for additional or modified tariffs, and the imposition of tariffs or export controls by other countries. We do not currently expect a material impact to our business from the tariffs in the forms in which they are currently proposed.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a medical technology company that primarily develops, manufactures, and markets innovative respiratory market products, including our portable and stationary oxygen therapy solutions for patients with chronic respiratory conditions as well as our Simeox product for airway clearance treatment and Aurora masks for CPAP therapy. Our leading portfolio of innovative POCs is designed to deliver high output ratio-to-weight, meaningful sound suppression and has among the longest run times in the industry so that we can meet the needs of patients across a variety of disease states. We are positioned in the market as both a medical technology company and as a home medical equipment provider that is accredited in all 50 states in the United States with a significant patient, prescriber and provider reach. Our products are sold in the United States through direct patient and prescriber sales, as well as resellers and home medical equipment companies, and internationally through distributors and medical equipment companies.

We derive the majority of our revenue from the sale and rental of our portable oxygen concentrator systems and related accessories to patients, insurance carriers, home healthcare providers, resellers, and distributors, including our private label collaborator. We sell multiple configurations of our Inogen One®, Rove, and At Home, and Voxi® 5 oxygen concentrator systems, as well as our Simeox airway clearance system and Aurora CPAP masks, with various accessories, warranties, power cords, and language settings. Our goal is to design, build, and market respiratory therapy solutions that redefine how home respiratory care is delivered.

To accomplish this goal, we intend to:

•
Expand our domestic home medical equipment, or HME, network. We remain focused on our domestic business-to-business partnerships, including relationships with distributors, key accounts, resellers, our private label collaborator, and traditional HME providers. We offer patient-preferred, low total cost of ownership products to help providers convert their businesses to a non-delivery POC business model, and to drive overall value through quality products.
•
Increase international business-to-business adoption. We continue to believe there is a sizable international market opportunity, particularly in Europe where there is existing oxygen reimbursement for respiratory conditions. In order to take advantage of these international markets, we have partnered with distributors and national and international HMEs who serve key customers and patients in those markets. We additionally have an Inogen base of operations for sales and customer service in the Netherlands along with sales representatives based in focused European countries, and use a contract manufacturer, Foxconn, located in the Czech Republic to support the majority of our European sales volumes. We are also focused on expanding in the Asia-Pacific region and Latin America for which we have added sales representatives to continue our expansion in those promising markets.

•
Improve our domestic direct-to-consumer sales and prescriber sales teams and increase productivity. We are continuing to focus on the patient first initiative, which involves cross-training of sales representatives to execute cash sales and insurance rental transactions. Additionally, we expect to continue to focus on increased productivity driven by improved sales management discipline, insights-informed tools, and optimized patient lead generation with an optimized direct-to-consumer sales team.
•
Optimize our rental revenues. We continue to evolve our operating model to drive increased rental revenue by establishing relationships with prescribers through a targeted and consistent cadence of contact.
•
Invest in our respiratory product offerings to develop innovative products and expand clinical evidence. We incurred $19.4 million, $21.6 million and $20.8 million in 2025, 2024 and 2023, respectively, in research and development expenses, and we intend to continue to make similar investments in the foreseeable future.

We plan to also continue to invest in clinical studies to evaluate expected improvements in clinical, economic and patient reported outcomes associated with the use of our products as part of our efforts to drive payor and prescriber advocacy for our products.

•
Expand our product offerings and indications for use. We are focused on continuing to build a clinically meaningful pipeline that brings clear value to patients, prescribers, and customers. This includes innovations that deepen our strength in COPD and broader respiratory care, as well as future solutions that move beyond traditional devices. Our goal is to enable patients and clinicians to better manage respiratory disease through advanced portable oxygen concentrators and other respiratory devices integrated with digital health services.

Our Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients requiring airway clearance, such as those with bronchiectasis – a condition characterized by damaged and widened bronchi that can occur in patients with cystic fibrosis, COPD, or other respiratory conditions. Simeox is used in pulmonary rehabilitation centers as well as at home. Simeox has been cleared under CE mark in the European Union and through a 510(k) in the U.S. Simeox is being sold in Europe and several other markets. In 2025, we initiated efforts to obtain market feedback, as well as to initialize the work towards reimbursement coverage for Simeox in the U.S. We intend to leverage our infrastructure and capabilities to commercialize Simeox through the sale or rental of the product initially, followed by recurring sales of device disposables.

Through the Collaboration Agreement with Yuwell that we entered in January 2025, we have broadened our product portfolio. In particular, we have commenced distribution of the Inogen branded Voxi 5 stationary oxygen concentrators and Aurora CPAP masks in the U.S. The Aurora CPAP masks are high-performing masks designed for patients with OSA. A more extensive launch of these products is planned in 2026 as we focus on market development. We are also continuing that collaboration to enhance our innovation pipeline and is working to accelerate the entry of our brand into the Chinese market, where we continue to work through the registration process for our products.

Results of operations

Comparison of years ended December 31, 2025 and 2024

Revenue

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales revenue	$295,304	$278,756	$16,548	5.9%	84.7%	83.0%
Rental revenue	53,364	56,949	(3,585)	-6.3%	15.3%	17.0%
Total revenue	$348,668	$335,705	$12,963	3.9%	100.0%	100.0%

Sales revenue increased $16.5 million, or 5.9%, for the year ended December 31, 2025 from the year ended December 31, 2024. The increase was primarily attributable to higher demand in international sales. We sold approximately 189,400 oxygen systems during the year ended December 31, 2025 compared to approximately 157,500 oxygen systems sold during the year ended December 31, 2024, an increase of 20.3%.

Rental revenue decreased $3.6 million, or 6.3%, for the year ended December 31, 2025 from the year ended December 31, 2024. The decrease in rental revenue was primarily related to a higher mix of lower private-payor reimbursement rates and fewer patients on service.

	Years ended
(dollar amounts in thousands)	December 31,		Change 2025 vs. 2024		% of Revenue
Revenue by geographic region	2025	2024	$	%	2025	2024
U.S. sales	$156,476	$161,549	$(5,073)	-3.1%	44.9%	48.1%
International sales	138,828	117,207	21,621	18.4%	39.8%	34.9%
U.S. rentals	53,364	56,949	(3,585)	-6.3%	15.3%	17.0%
Total revenue	$348,668	$335,705	$12,963	3.9%	100.0%	100.0%

U.S. sales decreased 3.1% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to channel mix versus the comparable period in 2024.

International sales increased 18.4% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in demand from our partners in Europe and new customers. In the year ended December 31, 2025, sales in Europe as a percentage of total international sales revenue remained unchanged at 85.0% compared to the year ended December 31, 2024.

U.S. rentals decreased 6.3% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily related to a higher mix of lower private-payor reimbursement rates and fewer patients on service.

Cost of revenue and gross profit

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Cost of sales revenue	$163,837	$148,655	$15,182	10.2%	47.0%	44.3%
Cost of rental revenue	30,566	32,309	(1,743)	-5.4%	8.8%	9.6%
Total cost of revenue	$194,403	$180,964	$13,439	7.4%	55.8%	53.9%

Gross profit - sales revenue	$131,467	$130,101	$1,366	1.0%	37.7%	38.8%
Gross profit - rental revenue	22,798	24,640	(1,842)	-7.5%	6.5%	7.3%
Total gross profit	$154,265	$154,741	$(476)	-0.3%	44.2%	46.1%

Gross margin percentage - sales revenue	44.5%	46.7%
Gross margin percentage - rental revenue	42.7%	43.3%
Total gross margin percentage	44.2%	46.1%

Cost of sales revenue increased $15.2 million, or 10.2%, for the year ended December 31, 2025 from the year ended December 31, 2024 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $1.7 million, or 5.4%, for the year ended December 31, 2025 from the year ended December 31, 2024. The decrease in cost of rental revenue was primarily attributable to a decrease in logistics costs and depreciation. Cost of rental revenue included $11.8 million of rental asset depreciation for the year ended December 31, 2025 compared to $12.6 million for the year ended December 31, 2024.

Gross margin on sales revenue decreased to 44.5% for the year ended December 31, 2025 from 46.7% for the year ended December 31, 2024. The decrease was driven by customer mix and higher cost premiums associated with open-market purchases of semiconductor chips used in our POCs, partially offset by lower warranty expense.

Gross margin on rental revenue decreased to 42.7% for the year ended December 31, 2025 from 43.3% for the year ended December 31, 2024, primarily due to a higher mix shift of private-payor reimbursement and lower net revenue per rental patient as a result of a decrease in total patients on service.

Research and development expense

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Research and development expense	$19,399	$21,610	$(2,211)	-10.2%	5.6%	6.4%

Research and development expense decreased $2.2 million, or 10.2%, for the year ended December 31, 2025 from the year ended December 31, 2024. This decrease was due primarily to a $2.2 million decrease in consulting expense.

Sales and marketing expense

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Sales and marketing expense	$97,692	$103,069	$(5,377)	-5.2%	28.0%	30.7%

Sales and marketing expense decreased $5.4 million, or 5.2%, for the year ended December 31, 2025 from the year ended December 31, 2024. This decrease was primarily due to decreases of $3.0 million in media and advertising costs, $1.2 million in consulting fees, $0.8 million in credit card and financing fees, and $0.7 million in dues, fees and licenses. In the year ended December 31, 2025, we spent $29.1 million in media and advertising costs versus $32.2 million in 2024.

General and administrative expense

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
General and administrative expense	$67,381	$72,578	$(5,197)	-7.2%	19.3%	21.6%

General and administrative expense decreased $5.2 million, or 7.2%, for the year ended December 31, 2025, from the year ended December 31, 2024, primarily due to decreases of $3.0 million in the change in fair value of the earnout liability, $2.0 million in bad debt expense, and $0.8 million in acquisition-related expenses, respectively. These decreases were partially offset by an increase of $1.8 million in legal settlement costs.

Other income, net

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Interest income, net	$4,385	$5,190	$(805)	-15.5%	1.3%	1.5%
Other income, net	2,443	850	1,593	187.4%	0.7%	0.3%
Total other income, net	$6,828	$6,040	$788	13.0%	2.0%	1.8%

Total other income, net increased $0.8 million, or 13.0%, for the year ended December 31, 2025 from the year ended December 31, 2024 primarily due to net foreign currency gains.

Income tax benefit

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Income tax benefit	$(632)	$(588)	$(44)	7.5%	-0.2%	-0.2%
Effective income tax rate	2.7%	1.6%

Income tax benefit increased less than $0.1 million, or 7.5%, for the year ended December 31, 2025 from the year ended December 31, 2024. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods. The decrease was attributable to lower foreign and state taxes.

Our effective tax rate for the year ended December 31, 2025 increased compared to the year ended December 31, 2024, primarily due to a lower net loss and foreign and state taxes.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA provides for significant U.S. tax law changes and modifications. The impacts of the new legislation did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2025.

Net loss

	Years ended December 31,		Change 2025 vs. 2024		% of Revenue
(dollar amounts in thousands)	2025	2024	$	%	2025	2024
Net loss	$(22,747)	$(35,888)	$13,141	36.6%	-6.5%	-10.7%

Net loss decreased $13.1 million, or 36.6%, for the year ended December 31, 2025 from the year ended December 31, 2024. The decrease in net loss was primarily related to an increase in sales revenue and lower operating expense.

Comparison of years ended December 31, 2024 and 2023

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity and capital resources

As of December 31, 2025, we had cash and cash equivalents of $103.7 million, which consisted of highly liquid investments with a maturity of three months or less. For the year ended December 31, 2025, we received $27.2 million from Yuwell and $1.0 million in proceeds related to our 2014 Employee Stock Purchase Plan, or ESPP, partially offset by the payment of the earnout liability of $13.0 million and $2.4 million in legal and settlement expenses. For the years ended December 31, 2024 and 2023, we received $0.8 million and $1.5 million, respectively, in proceeds related to our ESPP and stock option exercises.

As of December 31, 2025, we had a financing receivable of $4.7 million, which consisted of $1.4 million in current assets and $3.3 million in noncurrent assets. Our credit terms are predominately short term in nature; however, in certain circumstances, we offer extended payment terms to customers who have not met the payment terms of their original contract.

Our principal use of our funds for liquidity and capital resources in the year ended December 31, 2025 consisted of cash used in investing activities of $29.8 million for the purchase of marketable securities, $10.4 million in the production and purchase of rental assets and other property and equipment and cash used in operating activities of $11.2 million.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

(amounts in thousands)	Years ended December 31,
Summary of consolidated cash flows	2025	2024	2023
Cash provided by (used in) operating activities	$(11,216)	$5,914	$(3,234)
Cash used in investing activities	(26,209)	(13,975)	(59,315)
Cash provided by financing activities	24,182	265	960
Effect of exchange rates on cash	846	(281)	67
Net decrease in cash and cash equivalents	$(12,397)	$(8,077)	$(61,522)

(amounts in thousands)	December 31,
Summary of working capital	2025	2024
Total current assets	$198,299	$185,451
Total current liabilities	63,535	76,686
Net working capital	$134,764	$108,765

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the year ended December 31, 2025 consisted primarily of our net loss of $22.7 million, partially offset by non-cash adjustment items of depreciation of equipment and leasehold improvements and amortization of intangibles of $20.7 million, stock-based compensation expense of $8.0 million, provision for sales returns and credit losses of $6.4 million, and net loss on disposal of rental assets and other assets of $3.2 million. The net changes in operating assets and liabilities resulted in net cash used of $26.9 million, which included the payment of the earnout liability of $9.8 million and $2.4 million in legal and settlement expenses.

Net cash provided by operating activities for the year ended December 31, 2024 consisted primarily of non-cash adjustment items such as depreciation of equipment and leasehold improvements and amortization of intangibles of $21.0 million, provision for sales returns and credit losses of $10.9 million, stock-based compensation expense of $7.4 million, net loss on disposal of rental assets and other assets of $4.5 million, and change in fair value of earnout liability of $3.0 million. These adjustment items were partially offset by our net loss of $35.9 million, and an increase in deferred tax assets of $1.2 million. The net changes in operating assets and liabilities resulted in a net use of cash of $4.4 million.

Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of our net loss of $102.4 million, partially offset by non-cash adjustment items such as impairment charges of $32.9 million, depreciation of equipment and leasehold improvements and amortization of intangibles of $18.2 million, provision for sales returns and credit losses of $10.7 million, stock-based compensation expense of $7.4 million, change in fair value of earnout liability of $6.8 million, net loss on disposal of rental assets and other assets of $4.5 million, provision for inventory obsolescence and other inventory losses of $2.7 million, and loss on purchase commitments of $2.1 million. The net changes in operating assets and liabilities resulted in net cash provided of $14.3 million.

Investing activities

Net cash used in investing activities generally includes the production and purchase of rental assets, property, plant and equipment, acquisitions, and intangibles to support our expanding business as well as maturities (purchases) of marketable securities.

For the year ended December 31, 2025, we invested $29.8 million in the purchase of marketable securities and $10.4 million in the production and purchase of rental assets and other property and equipment, partially offset by $14.0 million we received from maturities of marketable securities.

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

For the year ended December 31, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock pursuant to the securities purchase agreement with Yuwell, $1.0 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of RSUs of $0.8 million.

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

Sources of funds

During the year ended December 31, 2025, our primary source of cash related to $27.2 million of proceeds from issuance of common stock pursuant to the Purchase Agreement. Our net cash used in operating activities in the year ended December 31, 2025 was $11.2 million compared to net cash provided by $5.9 million in the year ended December 31, 2024. As of December 31, 2025, we had cash and cash equivalents of $103.7 million.

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

Contractual obligations

The following table reflects a summary of our contractual obligations as of December 31, 2025.

	Payments due by period
(amounts in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases - properties and other (1)	$18,909	$3,654	$7,303	$6,668	$1,284
Purchase obligations (2)	62,163	62,163	—	—	—
Total	$81,072	$65,817	$7,303	$6,668	$1,284

(1)
We lease manufacturing and office space in Plano, TX, Goleta, CA, Huntsville, AL, Aurora, CO, Beverly, MA, De Meern, Netherlands and Montpellier, France with terms that expire between 2026 and 2031 and miscellaneous office and processing equipment in Texas and California with terms expiring between 2026 and 2028. Included in these amounts are the lease payments assumed by a third party, referred to as the Assignee, based on an Assignment and Assumption of Lease Agreement in which the Assignee assumed the rights, title, and interest in the lease. Commencing February 1, 2024 and ending May 31, 2031, the Assignee assumed responsibility for the monthly lease payments, and we remain the primary obligor under the lease to the landlord.
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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with U.S. GAAP. We define EBITDA as net loss excluding interest income, interest expense, taxes and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation, change in fair value of earnout liability, acquisition-related expenses, and restructuring-related and other charges. Below, we have provided a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered alternatives to a net loss, or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and Adjusted EBITDA in the same manner as we calculate these measures.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Years ended December 31,
Non-GAAP EBITDA and Adjusted EBITDA	2025	2024	2023
Net loss (GAAP)	$(22,747)	$(35,888)	$(102,449)
Non-GAAP adjustments:
Interest income, net	(4,385)	(5,190)	(6,574)
(Benefit) provision for income taxes	(632)	(588)	105
Depreciation and amortization	20,659	21,004	18,152
EBITDA (non-GAAP)	(7,105)	(20,662)	(90,766)
Stock-based compensation	8,014	7,397	7,427
Acquisition-related expenses	—	784	2,413
Restructuring-related and other charges	—	—	3,426
Impairment charges	—	—	32,894
Change in fair value of earnout liability	—	3,000	6,822
Legal and settlement expenses	1,784	—	—
Adjusted EBITDA (non-GAAP)	$2,693	$(9,481)	$(37,784)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Foreign currency exchange risk

The principal market risk we face is foreign currency exchange risk. The majority of our revenue is denominated in U.S. dollars while the majority of our European sales are denominated in Euros. Our results of operations, certain balance sheet balances and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency in which they are recorded. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2025 would not have had a material effect on our financial position, results of operations or cash flows. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future.

We began entering into foreign exchange forward contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but will not entirely eliminate, the impact of adverse currency exchange rate movements on revenue, cash, receivables and payables. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2025, the analysis indicated that these hypothetical market movements would have a material effect on our financial position, results of operations or cash flows. We estimate prior to any hedging activity that a 10% adverse change in exchange rates on our foreign denominated sales would have resulted in a $11.1 million decline in revenue for the year ended December 31, 2025. We designate these forward contracts as cash flow hedges for accounting purposes. The fair value of the forward contract is separated into intrinsic and time values. The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. Changes in the time value are coded in other income (expense), net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive loss and subsequently reclassified into revenue to offset the hedged exposures as they occur.

Interest rate fluctuation risk

We had cash and cash equivalents of $103.7 million as of December 31, 2025, which consisted of highly liquid investments with a maturity of three months or less. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce our future investment income. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our marketable securities as of December 31, 2025 and December 31, 2024. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the years ended December 31, 2025 or December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Inogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Inogen, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2026

ITEM 9B. OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, May 13, 2026, as a virtual meeting. Holders of record at the close of business on Monday, March 16, 2026, will be entitled to vote at the meeting.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, or the Proxy Statement, and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inogen, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative stand-alone selling price (SSP) method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To estimate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy. Total deferred revenue related to the lifetime warranty performance obligation totaled $6.8 million at December 31, 2025.

Determining the estimated SSP requires significant judgment by management, which is informed by considering Company specific and external data. The service period used to amortize the deferred revenue also requires significant management judgment as the Company has limited patient data and the determination of patient life expectancy is subjective in nature. Given the lack of stand-alone transactions together with the limited amount of data available for such offering, performing audit procedures to evaluate the estimated SSP and the service period for lifetime warranty required high degree of auditor judgment and an increased extent of effort.

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

February 27, 2026

We have served as the Company’s auditor since 2015.

Inogen, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$103,729	$113,795
Marketable securities	15,848	—
Restricted cash	1,289	3,620
Accounts receivable, net	38,863	29,563
Inventories	25,969	24,812
Prepaid expenses and other current assets	12,601	13,661
Total current assets	198,299	185,451
Property and equipment, net	36,362	44,400
Goodwill	10,698	9,465
Intangible assets, net	30,763	30,493
Operating lease right-of-use asset	16,501	18,295
Other assets	6,002	8,081
Total assets	$298,625	$296,185
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$33,941	$27,153
Accrued payroll	10,629	17,189
Warranty reserve - current	10,116	9,736
Operating lease liability - current	3,163	2,812
Earnout liability	—	13,000
Deferred revenue - current	5,503	6,654
Income tax payable	183	142
Total current liabilities	63,535	76,686
Long-term liabilities
Warranty reserve - noncurrent	18,194	16,350
Operating lease liability - noncurrent	14,313	16,594
Deferred revenue - noncurrent	3,603	5,747
Deferred tax liability	6,749	6,948
Total liabilities	106,394	122,325
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 27,232,350 and 23,902,338 shares issued and outstanding as of December 31, 2025 and 2024, respectively	27	24
Additional paid-in capital	363,545	328,174
Accumulated deficit	(175,584)	(152,837)
Accumulated other comprehensive income (loss)	4,243	(1,501)
Total stockholders' equity	192,231	173,860
Total liabilities and stockholders' equity	$298,625	$296,185

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
Sales revenue	$295,304	$278,756	$251,607
Rental revenue	53,364	56,949	64,053
Total revenue	348,668	335,705	315,660
Cost of revenue
Cost of sales revenue	163,837	148,655	158,636
Cost of rental revenue, including depreciation of $11,798, $12,592 and
$12,893, respectively	30,566	32,309	30,325
Total cost of revenue	194,403	180,964	188,961
Gross profit
Gross profit-sales revenue	131,467	130,101	92,971
Gross profit-rental revenue	22,798	24,640	33,728
Total gross profit	154,265	154,741	126,699
Operating expense
Research and development	19,399	21,610	20,840
Sales and marketing	97,692	103,069	107,091
General and administrative	67,381	72,578	75,260
Impairment charges	—	—	32,894
Total operating expense	184,472	197,257	236,085
Loss from operations	(30,207)	(42,516)	(109,386)
Other income
Interest income, net	4,385	5,190	6,574
Other income, net	2,443	850	468
Total other income, net	6,828	6,040	7,042
Loss before (benefit) provision for income taxes	(23,379)	(36,476)	(102,344)
(Benefit) provision for income taxes	(632)	(588)	105
Net loss	(22,747)	(35,888)	(102,449)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	5,722	(2,590)	1,358
Change in net unrealized gains (losses) on foreign currency hedging	1,970	(324)	—
Less: reclassification adjustment for net (losses) gains included in net loss	(1,970)	324	—
Total net change in unrealized gains (losses) on foreign currency hedging	—	—	—
Change in net unrealized gains (losses) on marketable securities	22	(136)	110
Total other comprehensive income (loss), net of tax	5,744	(2,726)	1,468
Comprehensive loss	$(17,003)	$(38,614)	$(100,981)

Basic net loss per share attributable to common stockholders (Note 2)	$(0.86)	$(1.52)	$(4.42)
Diluted net loss per share attributable to common stockholders (Note 2)	$(0.86)	$(1.52)	$(4.42)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	26,601,652	23,654,395	23,176,098
Diluted shares of common stock	26,601,652	23,654,395	23,176,098

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2022	22,941,643	$23	$312,126	$(14,500)	$(243)	$297,406
Stock-based compensation	—	—	7,427	—	—	7,427
Employee stock purchases	136,032	—	1,094	—	—	1,094
Vesting of restricted stock units	192,735	—	(517)	—	—	(517)
Shares withheld related to net restricted stock settlement	(92)	—	(1)	—	—	(1)
Stock options exercised	54,432	—	384	—	—	384
Net loss	—	—	—	(102,449)	—	(102,449)
Other comprehensive income	—	—	—	—	1,468	1,468
Balance, December 31, 2023	23,324,750	$23	$320,513	$(116,949)	$1,225	$204,812
Stock-based compensation	—	—	7,397	—	—	7,397
Stock issued	644,854	1	810	—	—	811
Tax withholding related to vesting of restricted stock units	(67,266)	—	(546)	—	—	(546)
Net loss	—	—	—	(35,888)	—	(35,888)
Other comprehensive loss	—	—	—	—	(2,726)	(2,726)
Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	8,014	—	—	8,014
Stock issued	806,766	—	971	—	—	971
Tax withholding related to vesting of restricted stock units	(103,179)	—	(821)	—	—	(821)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(22,747)	—	(22,747)
Other comprehensive income	—	—	—	—	5,744	5,744
Balance, December 31, 2025	27,232,350	$27	$363,545	$(175,584)	$4,243	$192,231

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(22,747)	$(35,888)	$(102,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,659	21,004	18,152
Loss on rental units and other assets	3,208	4,535	4,508
Loss (gain) on sale of former rental assets	57	(165)	(84)
Provision for sales revenue returns and doubtful accounts	6,351	10,890	10,730
Provision for inventory losses	822	233	2,691
Loss on purchase commitments	433	448	2,057
Stock-based compensation expense	8,014	7,397	7,427
Deferred income taxes	(1,100)	(1,150)	(251)
Change in fair value of earnout liability	—	3,000	6,822
Impairment charges	—	—	32,894
Changes in operating assets and liabilities:
Accounts receivable	(14,624)	(5,187)	10,141
Inventories	(3,210)	(3,538)	7,878
Income tax receivable	—	120	988
Prepaid expenses and other current assets	1,298	2,411	5,583
Operating lease right-of-use asset	3,169	3,854	3,413
Other noncurrent assets	1,762	551	(1,110)
Accounts payable and accrued expenses	5,598	(3,414)	(9,177)
Accrued payroll	(6,750)	6,222	(508)
Warranty reserve	2,224	2,608	3,565
Deferred revenue	(3,295)	(3,806)	(3,075)
Income tax payable	46	115	27
Operating lease liability	(3,309)	(4,326)	(3,456)
Earnout liability	(9,822)	—	—
Net cash (used in) provided by operating activities	(11,216)	5,914	(3,234)
Cash flows from investing activities
Purchases of available-for-sale securities	(29,829)	(32,657)	(26,869)
Maturities of available-for-sale securities	14,003	35,500	24,000
Investment in intangible assets	—	(2,090)	(494)
Investment in property and equipment	(2,523)	(3,360)	(5,218)
Production and purchase of rental equipment	(7,860)	(11,643)	(21,299)
Proceeds from sale of former assets	—	275	198
Acquisition of business, net of cash acquired	—	—	(29,633)
Net cash used in investing activities	(26,209)	(13,975)	(59,315)

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Proceeds from stock options exercised	—	—	384
Proceeds from employee stock purchases	971	811	1,094
Payment of employment taxes related to release of restricted stock	(821)	(546)	(518)
Payments of accrued earnout	(3,178)	—	—
Proceeds from issuance of common stock from securities purchase agreement	27,210	—	—
Net cash provided by financing activities	24,182	265	960
Effect of exchange rates on cash	846	(281)	67
Net decrease in cash, cash equivalents and restricted cash	(12,397)	(8,077)	(61,522)
Cash, cash equivalents and restricted cash, beginning of period	117,415	125,492	187,014
Cash, cash equivalents and restricted cash, end of period	$105,018	$117,415	$125,492

Supplemental disclosures of cash flow information
Cash paid (received) during the period for income taxes, net of refunds received	$320	$375	$(703)
Supplemental disclosure of non-cash transactions
Accrued value of earnout related to acquisition	—	—	3,178
Property and equipment in accounts payable and accrued expenses	409	197	204

See accompanying notes to the consolidated financial statements.

Inogen, Inc.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Nature of business

Inogen, Inc. or the Company, is a medical technology business that primarily focuses on respiratory health. The Company develops, manufactures, and markets innovative respiratory health products, including portable oxygen concentrators, or POCs, used to deliver supplemental long-term oxygen therapy to patients suffering from chronic respiratory conditions and the Simeox® product for airway clearance treatment. In addition, we have started distributing the Inogen Voxi® 5 stationary oxygen concentrator as well as the Aurora® continuous positive airway pressure, or CPAP, masks in the United States. The Company’s proprietary Inogen One® and Inogen Rove® systems concentrate the air around the patient to offer a source of supplemental oxygen 24 hours a day, seven days a week with a battery and can be plugged into an outlet when at home, in a car, or in a public place with outlets available. While often used together with stationary oxygen concentrators and oxygen compressed gas tanks, the Company's POCs are designed to reduce the patient’s reliance on stationary concentrators and scheduled deliveries of tanks with a finite supply of oxygen, thereby improving patient quality of life and fostering mobility. The Company's Simeox product is a technology-enabled airway clearance and mucus management device predominantly aimed at serving patients requiring airway clearance, such as those with bronchiectasis – a condition characterized by damaged and widened bronchi that can occur in patients with cystic fibrosis, chronic obstructive pulmonary disease, or COPD, or other chronic respiratory diseases. The Voxi 5 stationary oxygen concentrator is used to provide continuous, long-term oxygen therapy to patients who need supplemental oxygen at home or in clinical settings. The Aurora CPAP masks are used to deliver CPAP therapy through a separate device primarily for treating obstructive sleep apnea, or OSA.

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

On January 25, 2025, the Company entered into a Strategic Collaboration Agreement, or the Collaboration Agreement, with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell. The collaboration with Yuwell has broadened the Company's product portfolio through distribution of certain respiratory products in the United States and select other territories, expanded and enhanced the Company's innovation pipeline through research and development collaboration, and is working to accelerate the entry of the Company's brand into the Chinese market. Pursuant to the Collaboration Agreement, the Company has started to distribute certain products supplied by Yuwell in the United States and specified countries and Yuwell has agreed to distribute certain products supplied by the Company in specified countries in the Asia-Pacific region.

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

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price, or Standalone Selling Price (SSP), and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for credit losses, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets, goodwill, and financing receivable. Actual results could differ from these estimates.

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

The revenue is allocated to the distinct lifetime warranty performance obligation based on a relative SSP method. The Company has vendor-specific objective evidence of the selling price for its equipment. To determine the selling price of the lifetime warranty, the Company uses its best estimate of the SSP for the distinct performance obligation as the lifetime warranty is neither separately priced nor is the selling price available through third-party evidence. To calculate the selling price associated with the lifetime warranties, management considers the profit margins of service revenue, the average estimated cost of lifetime warranties and the price of external and internal extended warranties. Revenue from the distinct lifetime warranty is deferred after the delivery of the equipment and recognized based on an estimated mortality rate over five years, which is the estimated performance period of the contract based on the average patient life expectancy.

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

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the years ended December 31, 2025 and December 31, 2024 was primarily driven by $4,238 and $5,088, respectively, of revenues recognized that were included in the deferred revenue balances, partially offset by $1,136 and $1,695, respectively, of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $6,820 and $9,922 as of December 31, 2025 and December 31, 2024, respectively, and is classified within deferred revenue – current and noncurrent deferred revenue in the consolidated balance sheets.

The Company elected to apply the practical expedient in accordance with Accounting Standards Codification (ASC) 606—Revenue Recognition and did not evaluate contracts of one year or less for the existence of a significant financing component. The Company does not expect any revenue to be recognized over a multi-year period with the exception of revenue related to lifetime warranties.

The Company’s sales revenue is primarily derived from the sale of its oxygen concentrator products to individual consumers, home medical equipment providers, distributors, the Company’s private label partner and resellers worldwide. Sales revenue is classified into two areas: U.S. sales and international sales. The following table sets forth the Company’s sales revenue disaggregated by geographic region:

	Years ended December 31,
Revenue by geographic region	2025	2024	2023
U.S. sales	$156,476	$161,549	$162,206
International sales	138,828	117,207	89,401
Total sales revenue	$295,304	$278,756	$251,607

Rental revenue

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Accounting Standards Codification (ASC) 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company evaluates the individual lease contracts at lease inception and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal option and the bargain renewal option associated with the potential capped free rental period would be exercised. Historically, the exercise of the monthly renewal and bargain renewal option is not reasonably certain at lease inception and at most subsequent monthly lease renewal periods. If the Company determines that the reasonably certain threshold for an individual patient is met at lease inception or at a monthly lease renewal period, such determination would impact the bargain renewal period for an individual lease. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term, which may include a portion of the capped rental period. The Company has not deferred any amounts associated with the capped rental period as of December 31, 2025 and December 31, 2024. Amounts related to the capped rental period have not been material in the periods presented.

The lease term begins on the date products are shipped to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, hospice, and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Accounts receivable is reduced by an allowance for credit losses which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The determination that an account is uncollectible, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time. Amounts billed but not earned due to the timing of the billing cycle are deferred and recognized in revenue on a straight-line basis over the monthly billing period. For example, if the first day of the billing period does not fall on the first of the month, then a portion of the monthly billing period will fall in the subsequent month and the related revenue and cost would be deferred based on the service days in the following month.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of December 31, 2025
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$27,858	$—	$27,858	$27,858	$—	$—
Level 1:
Money market accounts	49,453	—	49,453	48,164	—	1,289

Level 2:
Corporate bonds	7,221	6	7,227	—	7,227	—
U.S. Treasury securities	10,098	17	10,115	1,494	8,621	—
Institutional Insured Liquidity Deposit Savings	26,213	—	26,213	26,213	—	—
Total	$120,843	$23	$120,866	$103,729	$15,848	$1,289

	As of December 31, 2024
		Gross		Cash
	Adjusted	unrealized		and cash	Restricted
	cost	gains	Fair value	equivalents	cash
Cash	$23,053	$—	$23,053	$23,053	$—
Level 1:
Money market accounts	72,129	—	72,129	68,509	3,620

Level 2:
Institutional Insured Liquidity Deposit Savings	22,233	—	22,233	22,233	—
Total	$117,415	$—	$117,415	$113,795	$3,620

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

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related payable of $373 and a receivable of $351 as of December 31, 2025 and December 31, 2024, respectively.

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

Fair value of accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	As of December 31, 2025
	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2024	$(1,501)	$—	$(1,501)
Other comprehensive income	5,722	22	5,744
Balance as of December 31, 2025	$4,221	$22	$4,243

	As of December 31, 2024
	Foreign	Unrealized	Accumulated
	currency	losses	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2023	$1,089	$136	$1,225
Other comprehensive loss	(2,590)	(136)	(2,726)
Balance as of December 31, 2024	$(1,501)	$—	$(1,501)

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

The reconciliation of the earnout liabilities measured and carried at fair value on a recurring basis is as follows:

Balance as of December 31, 2023	$10,000
Change in fair value	3,000
Balance as of December 31, 2024	$13,000
Payments of accrued earnouts	(13,000)
Balance as of December 31, 2025	$—

Cash, cash equivalents, marketable securities and restricted cash

The Company considers all short-term highly liquid investments with a maturity of three months or less to be cash equivalents. Restricted cash is considered to be legally restricted as to withdrawal or usage. The Company's restricted cash is a legally restricted deposit held as a compensating balance against its corporate credit card balances. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$103,729	$113,795	$125,492
Restricted cash	1,289	3,620	—
Total cash, cash equivalents and restricted cash	$105,018	$117,415	$125,492

The Company’s marketable debt securities are classified and accounted for as available-for-sale. Cash equivalents are recorded at cost plus accrued interest, which is considered adjusted cost, and approximates fair value. Marketable debt securities are included in cash equivalents and marketable securities based on the maturity date of the security.

The Company considers investments with maturities greater than three months, but less than 18 months, to be marketable securities. Investments are reported at fair value with realized gains or losses reported in other income (expense), net.

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

Accounts receivable

Accounts receivable are customer obligations due under normal sales and rental terms. The Company performs credit evaluations of the customers’ financial condition and generally does not require collateral. The allowance for doubtful accounts is maintained at a level that, in management’s opinion, is adequate to absorb potential losses related to accounts receivable and is based upon the Company’s continuous evaluation of the collectability of outstanding balances. Management’s evaluation takes into consideration such factors as past credit loss experience, economic conditions and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their net realizable value.

The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in general and administrative expense for sales revenue in the periods in which they become known. The allowance is increased by credit losses, net of recoveries, and is reduced by direct write-offs.

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

When recording the allowance for credit losses for sales revenue, the credit loss expense account (general and administrative expense account) is charged and when recording allowance for sales returns, the sales returns account (contra sales revenue account) is charged.

The Company consistently applies its allowance estimation methodology from period-to-period. The Company’s best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimate of accounts receivable. For the years ended December 31, 2025 and December 31, 2024, the Company had increases of $1,242 and $2,127, respectively, in the net rental revenue related to prior years.

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of December 31, 2025 and December 31, 2024 were as follows:

	As of		As of
	December 31, 2025		December 31, 2024
Net accounts receivable	$	%	$	%
Rental (1)	$4,725	12.2%	$4,863	16.4%
Business-to-business and other receivables (2)	34,138	87.8%	24,700	83.6%
Total net accounts receivable	$38,863	100.0%	$29,563	100.0%

(1)
Rental includes Medicare, Medicaid/other government, private insurance and patient pay.
(2)
No customer represented more than 10% of the Company's net accounts receivable balance as of December 31, 2025 and one customer represented more than 10% of the Company’s net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024.

The following table sets forth the percentage breakdown of the Company’s net accounts receivable by aging category and invoice due date as of December 31, 2025 and December 31, 2024.

	As of		As of
	December 31, 2025		December 31, 2024
Net accounts receivable by aging category	$	%	$	%
Held and Unbilled	$962	2.5%	$491	1.7%
Aged 0-90 days	36,722	94.5%	27,973	94.6%
Aged 91-180 days	594	1.5%	633	2.1%
Aged 181-365 days	533	1.4%	466	1.6%
Aged over 365 days	52	0.1%	—	0.0%
Total net accounts receivable	$38,863	100.0%	$29,563	100.0%

The following table sets forth the accounts receivable allowances as of December 31, 2025 and December 31, 2024:

	As of		As of
	December 31, 2025		December 31, 2024
Allowances - accounts receivable	$	%	$	%
Credit losses	$60	0.1%	$458	1.5%
Sales returns	418	1.1%	413	1.4%
Total allowances - accounts receivable	$478	1.2%	$871	2.9%

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

Based on an agreement reached on December 31, 2024 with a customer, the Company agreed to a revised payment schedule through 2028 for $7,500 in outstanding net accounts receivables related to prior year sales. As a result, the receivable was reclassified to a financing receivable. The related net accounts receivable as of December 31, 2023 was $8,639 for this customer. The current and noncurrent financing receivable related to this agreement was $1,473 and $3,274 as of December 31, 2025, respectively, and $1,751 and $4,747 as of December 31, 2024, respectively, and are classified within prepaid expenses and other current assets and other assets - noncurrent in the consolidated balance sheets.

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. No customer represented more than 10% of the Company's net accounts receivable balance as of December 31, 2025. One customer represented more than 10% of the Company's net accounts receivable balance with a net accounts receivable balance of $3,288 as of December 31, 2024.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 61.9%, 56.3% and 67.7% of rental revenue in 2025, 2024 and 2023, respectively, and based on total revenue were 9.5%, 9.5% and 13.7% for 2025, 2024 and 2023, respectively. Accounts receivable balances relating to Medicare’s service reimbursement programs (including held and unbilled, net of allowances) amounted to $1,394, or 3.6%, of total net accounts receivable as of December 31, 2025 compared to $1,107, or 4.8%, of total net accounts receivable as of December 31, 2024.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the year ended December 31, 2025, the Company’s three major vendors accounted for 17.9%, 12.1% and 10.5%, respectively, of total raw material purchases. For the year ended December 31, 2024, the Company’s three major vendors accounted for 19.6%, 18.4% and 10.2%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 78.2%, 77.2% and 77.7% of the international revenue for the years ended December 31, 2025, 2024 and 2023, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and international sources for the years ended December 31, 2025, 2024 and 2023, respectively, is as follows:

	Years ended December 31,
	2025	2024	2023
U.S. revenue	$209,840	$218,498	$226,259
International revenue	138,828	117,207	89,401
Total revenue	$348,668	$335,705	$315,660

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out (FIFO) method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $966 and $1,291 as of December 31, 2025 and 2024, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. During the years ended December 31, 2025, 2024 and 2023, $1,899, $562 and $2,187, respectively, of inventory was transferred to rental equipment and was considered a noncash transaction in the production and purchase of rental equipment on the consolidated statements of cash flows. Inventories that are considered current as of December 31, 2025 were $14,945 of raw material and work-in progress and $11,024 of finished goods.

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

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $7,071, $6,413 and $5,143 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the years ended December 31, 2025, 2024 and 2023, respectively.

	Years ended December 31,
	2025	2024	2023
Rental equipment	$11,798	$12,592	$12,893
Other property and equipment	3,941	4,082	4,057
Total depreciation and amortization	$15,739	$16,674	$16,950

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of December 31, 2025 and 2024, respectively.

	December 31,
Property and equipment	2025	2024
Rental equipment, net of allowances of $3,283 and $3,744, respectively	$59,400	$64,012
Other property and equipment	25,926	25,123
Property and equipment	85,326	89,135

Accumulated depreciation
Rental equipment	33,101	32,294
Other property and equipment	15,863	12,441
Accumulated depreciation	48,964	44,735

Property and equipment, net
Rental equipment, net of allowances of $3,283 and $3,744, respectively	26,299	31,718
Other property and equipment	10,063	12,682
Property and equipment, net	$36,362	$44,400

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the years ended December 31, 2025 and 2024.

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

Advertising costs

Advertising costs, which were approximately $29,143, $32,176 and $27,120 during the years ended December 31, 2025, 2024 and 2023, respectively, are expensed as incurred, excluding the production costs of direct response advertising. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

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

Collaboration Agreement

The Company evaluates the agreement with its collaboration partner to determine whether it is within the scope of ASC 808 — Collaborative Arrangements. The arrangement is within the scope of ASC 808 if it involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This evaluation is performed throughout the life of the arrangement based on any changes in the roles and responsibilities of the parties under the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company identifies the various transactions with the counterparty and determines if any unit of account is more reflective of a transaction with a customer and therefore should be accounted for within the scope of ASC 606. For transactions that are accounted for pursuant to ASC 808, an appropriate method of recognition and presentation is determined and consistently applied. If transactions that are accounted for pursuant to ASC 606, the Company applies its revenue recognition policies.

For transactions accounted for as collaborative arrangements under ASC 808, payments to and from collaboration partners associated with multiple activities in a collaboration arrangement are classified based on the nature of each separate activity. Payments associated with development activities performed are recorded as research and development expense when owed to collaboration partners, or as a reduction of research and development expense when due from collaboration partners. Payments associated with commercialization activities performed are recorded as general and administrative expense when owed to collaboration partners, or as a reduction of general and administrative expense when due from collaboration partners. At the end of each reporting period, the Company records a net amount due to or from collaboration partners for activities performed by the parties under the collaboration.

Loss per share

Loss per share, or EPS, is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options, restricted stock units and restricted stock awards) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company’s weighted-average outstanding shares of common stock. Diluted loss per share is calculated using the Company’s weighted-average outstanding shares of common stock including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Years ended December 31,
	2025	2024	2023
Numerator—basic and diluted:
Net loss	$(22,747)	$(35,888)	$(102,449)

Denominator:
Weighted average shares of common stock - basic common stock (1)	26,601,652	23,654,395	23,176,098
Weighted average shares of common stock - diluted common stock	26,601,652	23,654,395	23,176,098

Net loss per share - basic common stock	$(0.86)	$(1.52)	$(4.42)
Net loss per share - diluted common stock (2)	$(0.86)	$(1.52)	$(4.42)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	26,601,652	23,654,395	23,176,098
Stock options and other dilutive awards	543,323	557,197	160,682
Weighted average shares of common stock - diluted common stock	27,144,975	24,211,592	23,336,780

Shares excluded from diluted weighted average shares:
Stock options	—	5,000	104,681
Restricted stock units and restricted stock awards	708,983	375,486	926,859
Shares excluded from diluted weighted average shares	708,983	380,486	1,031,540

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
(2)
Due to net losses for the years ended December 31, 2025, 2024 and 2023, diluted loss per share is the same as basic loss per share.

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU No. 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. As clarified by ASU 2025-01, the guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption will have on its financial position and results of operations.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect of the new guidance but does not expect it to have a material impact on the Company’s consolidated financial statements presentation or results of operations.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity's risk management activities. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption will have on its financial position and results of operations but does not expect it to have a material impact on the Company’s consolidated financial statements presentation or results of operations.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption will have on its financial position and results of operations but does not expect it to have a material impact on the Company’s consolidated financial statements presentation or results of operations.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on January 1, 2025. Upon adoption, the guidance was applied prospectively, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results of operations.

3. Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

Balance as of December 31, 2023	$10,057
Translation adjustment	(592)
Balance as of December 31, 2024	9,465
Translation adjustment	1,233
Balance as of December 31, 2025	$10,698

As a result of a decrease in Company’s public stock price that caused the Company's market capitalization to fall below its carrying amount (stockholders' equity) during July 2023 and noted by management to be more than temporary as the quarter progressed, a quantitative analysis was required to be performed during the quarter ended September 30, 2023. The Company used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as such, an impairment charge of $32,894 was incurred in the quarter ended September 30, 2023. Accumulated impairment losses were $32,894 as of December 31, 2025, 2024 and 2023.

Intangible assets

There were no impairment losses related to the Company’s intangible assets as of December 31, 2025 and 2024. Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years ended December 31,
	2025	2024	2023
Research and development expense	$3,390	$3,319	$986
Sales and marketing expense	1,310	798	155
General and administrative expense	220	213	61
Total	$4,920	$4,330	$1,202

Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,424	$8,118	$27,306
Licenses	10	159	159	—
Patents and websites	5	3,775	3,771	4
Customer relationships	4-10	3,165	1,811	1,354
Trade name	4	219	126	93
Commercials	3	494	446	48
Internally developed software	3	3,707	1,749	1,958
Total		$46,943	$16,180	$30,763

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2024	(in years)	amount	amortization	Net amount
Developed technology	10	$31,342	$4,048	$27,294
Licenses	10	159	159	—
Patents and websites	5	3,776	3,752	24
Customer relationships	4-10	2,799	1,447	1,352
Trade name	4	194	63	131
Commercials	3	494	282	212
Internally developed software	3	2,090	610	1,480
Total		$40,854	$10,361	$30,493

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

December 31,
2025
2026	$5,061
2027	4,383
2028	3,814
2029	3,718
2030	3,510
Thereafter	10,277
Total	$30,763

4. Current liabilities

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Accounts payable	$20,264	$16,616
Accrued inventory (in-transit and unvouchered receipts) and trade payables	9,177	6,917
Accrued loss on purchase commitments	427	672
Forward contract payable	373	—
Other accrued expenses	3,700	2,948
Total accounts payable and accrued expenses	$33,941	$27,153

Accrued payroll as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Accrued bonuses	$3,899	$6,370
Accrued wages and other payroll related items	2,783	5,570
Accrued vacation	3,480	3,456
Accrued severance	198	1,429
Accrued employee stock purchase plan deductions	269	364
Total accrued payroll	$10,629	$17,189

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from three years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $3,877, $4,227, and $4,017 for the years ended December 31, 2025, 2024 and 2023, respectively. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. The operating leases do not contain material residual value guarantees or material restrictive covenants.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending December 31,
2026	$1,136
2027	1,136
2028	1,136
2029	1,136
2030	1,136
Thereafter	473
$6,153

Information related to the Company’s right-of-use assets and related operating lease liabilities were as follows:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$3,841	$4,391
Operating lease cost	3,730	4,173
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	1,327	1,838
Weighted-average remaining lease term	3.3 years	3.2 years
Weighted-average discount rate	6.7%	5.7%

Maturities of lease liabilities due in the 12-month period ending December 31,
2026	$3,654
2027	3,886
2028	3,417
2029	3,329
2030	3,339
Thereafter	1,284
18,909
Less imputed interest	(1,433)
Total lease liabilities	$17,476

Operating lease liability - current	3,163
Operating lease liability - noncurrent	14,313
Total lease liabilities	$17,476

6. Income taxes

The components of the Company’s loss before provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2025	2024	2023
United States	$(17,078)	$(29,143)	$(99,015)
Foreign	(6,301)	(7,333)	(3,329)
Loss before provision for income taxes	$(23,379)	$(36,476)	$(102,344)

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
Current tax expense	2025	2024	2023
State	$93	$16	$229
Foreign	313	406	127
Total current tax expense	406	422	356
Deferred tax benefit
Foreign	(1,038)	(1,010)	(251)
Provision (benefit) for income taxes	$(632)	$(588)	$105

The components of deferred tax assets and liabilities consist of the following:

	As of December 31,
Deferred tax assets (liabilities)	2025	2024
Accrued expenses	$10,160	$11,167
Net operating loss and credit carryforward	48,990	43,309
Allowance, reserves and other	2,180	2,753
Stock-based compensation	5,091	5,368
Lease liability	4,048	4,601
Capitalized R&D under Sec 174	6,036	8,544
Deferred tax assets	76,505	75,742
Property, plant, and equipment	(4,154)	(6,799)
Intangible amortization	(4,803)	(5,018)
Right-of-use asset	(3,823)	(4,340)
Deferred tax liabilities	(12,780)	(16,157)
Valuation allowance	(70,474)	(66,533)
Total	$(6,749)	$(6,948)

Reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(4,909)	21.00%
State and local income taxes, net of federal income tax effect (1)	76	-0.33%
Foreign tax effects
France
Statutory tax rate difference between France and United States	(303)	1.30%
Changes in France valuation allowances	956	-4.09%
Other	(216)	0.92%
Other countries	84	-0.36%
Tax credits
R&D credits	(701)	3.00%
Changes in valuation allowance	2,380	-10.18%
Nontaxable or nondeductible items
Stock-based compensation	546	-2.34%
Nondeductible compensation	953	-4.08%
Other	72	-0.31%
Changes in unrecognized tax benefits	191	-0.82%
Other adjustments	239	-1.01%
Effective tax rate	$(632)	2.70%

(1) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

	Years ended December 31,
	2024	2023
U.S. Statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	1.54%	1.43%
Stock-based compensation	-2.35%	-0.66%
R&D credit, net of reserve	1.58%	1.00%
Change in fair value	-1.73%	-1.40%
Nondeductible compensation	-0.83%	-0.09%
Valuation allowance	-17.83%	-14.80%
Goodwill impairment charge	—	-6.75%
Other	0.23%	0.17%
Effective income tax rate	1.61%	-0.10%

A reconciliation of the income taxes paid is as follows:

December 31, 2025
Federal	$—
State and local
Texas	65
Other	20
Total State and local	85
Foreign
Netherlands	235
Other	—
Total foreign	235
Total	$320

The Company operates in several taxing jurisdictions, including U.S. federal, multiple U.S. states, Netherlands, France and Germany. The statute of limitations has expired for all tax years prior to 2022 for federal and prior to 2018 for various state tax purposes. The statute of limitations has expired for all tax years prior to 2023 for France, prior to 2022 for Germany, and prior to 2021 for Netherlands purposes. However, the net operating loss generated on the Company’s federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.

As of December 31, 2025, the Company had $138,741, $82,286 and $19,102 of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $130,945 have an indefinite life while the remaining federal and state net operating loss carryforwards begin to expire in 2033 and 2028, respectively, if not utilized. Foreign net operating loss carryforwards of $19,102 also have an indefinite life. As of December 31, 2025, the Company had federal and California research and development credit carryforwards of $8,074 and $4,654, respectively. The federal credit will begin to expire in 2026; the California credit has indefinite carryforward. As of December 31, 2025, the Company had a federal foreign tax credit carryforward of $774. The federal credit will begin to expire in 2027.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA provides for significant U.S. tax law changes and modifications. The impacts of the new legislation are immaterial and included in the consolidated financial statements as of and for the period ended December 31, 2025.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. As of December 31, 2025 and 2024, the Company determined that net deferred tax assets are not more likely than not realizable based on cumulative three-year pretax losses and recorded a full valuation allowance. The Company’s valuation allowance may increase or decrease during the next 12 months based on future operating results. The increase in valuation allowance of $3,941 is attributable to losses generated in the current year.

As of December 31, 2025, unremitted earnings of the subsidiaries outside of the United States were approximately $7,301, on which no deferred tax liability has been recorded. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

The Company recognizes interest and penalties on taxes, within its income tax provision on its consolidated statements of comprehensive loss.

Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, were $3,133, $2,922 and $2,778, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	December 31,
Reconciliation of liability for unrecognized tax benefits	2025	2024	2023
Balance at beginning of period	$2,922	$2,778	$2,366
Additions based on tax positions related to current year	140	193	400
Reductions based on tax positions related to prior year	(28)	(82)	(34)
Additions based on tax positions related to prior year	99	33	46
Balance at end of period	$3,133	$2,922	$2,778

7. Stockholders’ equity

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred stock

Pursuant to the amended and restated certificate of incorporation filed by the Company in connection with the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding, and the board of directors has not authorized or designated any rights, preferences, privileges and restrictions for any class of preferred stock.

Dividends

There were no dividends declared during the years ended December 31, 2025, 2024 and 2023.

Securities purchase agreement

On January 25, 2025, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with Yuwell (Hong Kong) Holdings Limited, or the Investor, a wholly-owned subsidiary of Yuwell, pursuant to which the Investor purchased 2,626,425 shares of the Company's common stock at a price per share of $10.36, for an aggregate purchase price of approximately $27,210, or the Private Placement. The closing of the Private Placement took place on February 21, 2025.

Stock incentive plans

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of December 31, 2025, awards with respect to 103,377 shares of the Company's common stock were outstanding under the 2014 Plan.

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

As of December 31, 2025, awards with respect to 2,443,316 shares of the Company's common stock were outstanding, and 1,582,310 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2024, the Company issued 225,000 shares of common stock to a certain new hire issuable upon (i) the vesting of a maximum of 75,000 time-based restricted stock units granted, and (ii) the vesting of a maximum of 150,000 share of performance-based restricted stock units granted to induce the employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025 awards with respect to 125,000 shares of the Company's common stock were outstanding under the inducement grant.

Stock options

Options typically expire between seven and ten years from the date of grant and vest over one to four-year terms. Options have been granted to employees, directors and consultants of the Company, as determined by the board of directors, at the deemed fair market value of the shares underlying the options at the date of grant.

There was no activity for stock options under the Company's stock plans for the year ended December 31, 2025. The activity for the years ended December 31, 2024 and 2023 is as follows:

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

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0 and $735, respectively. As of December 31, 2024, all stock-based compensation expense for options granted under the 2014 and 2023 Plans was recognized.

Stock incentive awards

The Company grants restricted stock units, or RSUs, and restricted stock awards, or RSAs, under the 2014 and 2023 Plans and made one inducement grant of RSUs in 2024, or Stock Awards. The Stock Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. Stock Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

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

Stock Awards activity for the years ended December 31, 2025, 2024 and 2023 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2022 (1)	820,941	183,197	1,004,138	$32.72
Granted	1,214,144	621,990	1,836,134	12.29
Vested	(214,644)	(15,618)	(230,262)	35.68
Forfeited/canceled	(674,037)	(442,881)	(1,116,918)	23.62
Unvested restricted stock units as of December 31, 2023 (1)	1,146,404	346,688	1,493,092	$14.67
Unvested and expected to vest restricted stock units outstanding as of December 31, 2023			1,159,877	$14.79

Unvested restricted stock units as of December 31, 2023	1,146,404	346,688	1,493,092	$14.67
Granted	890,300	587,768	1,478,068	7.28
Vested	(500,599)	—	(500,599)	15.70
Forfeited/canceled	(332,722)	(333,262)	(665,984)	14.09
Unvested restricted stock units as of December 31, 2024 (1)	1,203,383	601,194	1,804,577	$8.61
Unvested and expected to vest restricted stock units outstanding as of December 31, 2024			1,381,787	$8.65

Unvested restricted stock units as of December 31, 2024	1,203,383	601,194	1,804,577	$8.61
Granted	1,011,314	822,308	1,833,622	9.11
Vested	(550,253)	(116,450)	(666,703)	9.50
Forfeited/canceled	(170,029)	(129,774)	(299,803)	9.21
Unvested restricted stock units as of December 31, 2025 (1)	1,494,415	1,177,278	2,671,693	$8.58
Unvested and expected to vest restricted stock units outstanding as of December 31, 2025			1,792,426	$8.53

Weighted-
average
grant
		Performance		date fair
		and		value
Restricted stock awards	Time-based	time-based	Total	per share
Unvested restricted stock awards outstanding as of December 31, 2022 (1)	786	—	786	$59.55
Vested	(786)	—	(786)	59.55
Unvested restricted stock awards outstanding as of December 31, 2023 (1)	—	—	—	$—
Unvested and expected to vest restricted stock awards outstanding as of December 31, 2023			—	$—

(1)
Outstanding restricted stock units and restricted stock awards are based on the maximum payout of the targeted number of shares.

As of December 31, 2025, the unrecognized compensation cost related to unvested employee restricted stock units was $9,515, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.9 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. The expense recognized for shares purchased under the ESPP is equal to the 15% discount the employee receives. As of December 31, 2025, a total of 624,415 shares of common stock were available for future purchase under the ESPP. In 2025, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the years ended December 31, 2025, 2024 and 2023, was as follows:

	Years ended December 31,
Stock-based compensation expense by type of award:	2025	2024	2023
Restricted stock units and restricted stock awards	$7,643	$6,941	$7,037
Employee stock purchase plan	371	456	390
Total stock-based compensation expense	$8,014	$7,397	$7,427

Stock-based compensation expense was calculated based on awards of stock options, restricted stock units and restricted stock awards expected to vest based on the Company’s historical award cancellations. The employee stock-based compensation expense recognized for the years ended December 31, 2025, 2024 and 2023 has been reduced for estimate forfeitures of restricted stock at a rate of 10.3%, 8.3% and 5.3%, respectively. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2025, 2024 and 2023, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Years ended December 31,
	2025	2024	2023
Cost of revenue	$564	$579	$540
Research and development	324	474	1,592
Sales and marketing	771	1,558	1,598
General and administrative	6,355	4,786	3,697
Total stock-based compensation expense	$8,014	$7,397	$7,427

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

Stock-based compensation cost for the employee stock purchase plan is determined at the grant date using the Black-Scholes option pricing model. During the years ended December 31, 2025, 2024 and 2023, the Company did not grant any stock option awards.

The following table displays the assumptions that have been applied to estimate the fair value of the Company’s shares to be issued under the ESPP using the Black-Scholes option pricing model.

	2025	2024	2023
Expected term (years)	0.50	0.50	0.50
Risk free interest rate	3.79-4.33%	4.33-5.29%	3.51-5.36%
Expected dividend yield	None	None	None
Volatility	54.32-76.71%	52.85-95.80%	47.97-71.53%

For the years ended December 31, 2025 and 2024, the Company granted certain RSU awards based on achievement of the market condition total shareholder return, or TSR, relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award. The fair value of the TSR component of the awards was $12.59 and $6.94 per share for the 2025 and 2024 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

2025
Expected term (years)	3.0
Dividend yield	—
Volatility factor	69.61%
Risk free interest rate	3.91%

8. Commitments and contingencies

Purchase obligations

The Company had approximately $62,163 of outstanding purchase orders due within one year with its outside vendors and suppliers as of December 31, 2025. The Company has $427 and $672 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of December 31, 2025 and 2024, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2025, 2024 and 2023, respectively:

	December 31,
	2025	2024	2023
Product warranty liability at beginning of period	$26,086	$23,478	$19,913
Accruals for warranties issued	15,227	12,076	9,843
Adjustments related to preexisting warranties (including changes in estimates)	(3,949)	280	5,014
Settlements made (in cash or in kind)	(9,054)	(9,748)	(11,292)
Product warranty liability at end of period	$28,310	$26,086	$23,478

During the year ended December 31, 2023, the Company recorded $5,014 of changes in estimates related to preexisting warranties due to data and information that became available during that year. The changes in estimates were primarily due to the increased cost to repair for all products stemming from the current year inflationary environment and increased product failure rates.

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

9. Restructuring charges

For the years ended December 31, 2025 and December 31, 2024, the Company had no restructuring costs. The Company incurred $3,426 of restructuring costs during the year ended December 31, 2023, primarily in connection with the Company's cost reduction initiatives, which were recorded within general and administrative expense in the consolidated statements of comprehensive loss. The restructuring charges consisted primarily of severance and termination benefits. Other related costs consisted of targeted workforce reductions, office downsizing, centralizing manufacturing activities, and equipment relocation. The Company had $0 of accrued liabilities related to restructuring charges as of December 31, 2025 and 2024.

10. Foreign currency exchange contracts and hedging

As of December 31, 2025, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $42,714 and $0, respectively. As of December 31, 2024, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $46,288 and $0, respectively. These contracts were comprised of offsetting contracts with the same counterparty, each expires within one to two months. During the years ended December 31, 2025, 2024 and 2023 these contracts had, net of tax, an unrealized gain or loss of $0.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the years ended December 31, 2025, 2024 and 2023, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. As of December 31, 2025, the Company had no designated hedges and four non-designed hedges. As of December 31, 2024, the Company had no designated hedges and five non-designated hedges.

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

12. Subsequent Event

On February 20, 2026, subsequent to the balance sheet date of December 31, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30.0 million of its outstanding common stock. The repurchase program expires on either December 31, 2027, or once the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements.

Schedule II: Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
	of Year	Additions	Deletions	End of Year
Year ended December 31, 2025
Allowance for credit losses (1)	$458	$61	$459	$60
Allowance for sales returns (2)	413	6,290	6,285	418
Allowance for rental asset loss (3)	3,744	2,934	3,395	3,283
Year ended December 31, 2024
Allowance for doubtful accounts (1)	$2,341	$2,101	$3,984	$458
Allowance for sales returns (2)	479	8,789	8,855	413
Allowance for rental asset loss (3)	2,606	4,082	2,944	3,744
Year ended December 31, 2023
Allowance for doubtful accounts (1)	$77	$2,273	$9	$2,341
Allowance for sales returns (2)	483	8,457	8,461	479
Allowance for rental asset loss (3)	2,255	3,290	2,939	2,606

(1)
The additions to the allowance for credit losses represent the estimates of credit loss expense based upon factors for which the company evaluates the collectability of accounts receivable, with actual recoveries netted into additions. Deductions are the actual write-offs of the receivables.
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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated August 6, 2019, by and among Inogen, Inc., Move Merger Sub, Inc., New Aera, Inc. and Gregory J. Kapust, as the entitled holders’ agent.	8-K	2.1	08/07/19

2.2	First Amendment to Agreement and Plan of Merger, dated August 6, 2019 between the Company and New Aera, dated January 18, 2021.	10-K	10.40	02/24/21

2.3	Share Purchase Agreement dated July 10, 2023, by and among Inogen, Inc. and Mr. Adrien Mithalal, Mr. Jean-Sébastien Lantz, Mrs. Anne Reiser, CAAP Creation, Societe De Capital Risque Provencale Et Corse, Region Sud Investissement, Mérieux Participations 2, Relyens Innovation Santé and certain individual sellers identified herein.	8-K	2.1	07/13/23
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant.	10-K	3.1	02/25/20

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/02/22
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	01/16/14
4.2	Description of Securities.	10-K	4.4	02/25/20
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	11/27/13
10.2+	2014 Equity Incentive Plan.	S-1/A	10.6	01/28/14
10.3A+	Form of Stock Option Agreement under the 2014 Equity Incentive Plan.	10-Q	10.1	11/07/17
10.3B+	Form of Restricted Stock Unit Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.2	11/07/17
10.3C+	Form of Restricted Stock Unit Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.3	11/07/17
10.3D+	Form of Restricted Stock Award Agreement – Time-Based under the 2014 Equity Incentive Plan.	10-Q	10.4	11/07/17
10.3E+	Form of Restricted Stock Award Agreement – Performance-Based under the 2014 Equity Incentive Plan.	10-Q	10.5	11/07/17
10.4+	2014 Employee Stock Purchase Plan.	S-1/A	10.8	01/28/14
10.5	Lease Agreement dated June 19, 2019, by and between the Company, and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC, and APG Airport Freeway Center, LLC.	10-Q	10.1	08/07/19
10.6	Lease Agreement dated August 29, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.1	11/05/19
10.7	Lease Agreement Amendment No. 1, dated November 1, 2019, by and between the Company, and TCG Industrial Shiloh LLC.	10-Q	10.2	11/05/19
10.8+	Employment and Severance Agreement between the Company and Nabil Shabshab, dated January 22, 2021.	8-K	10.1	01/25/21
10.9	First Amendment to Lease dated as of June 17, 2021, by and between the Company and RAF Pacifica Group – Real Estate Fund IV, LLC, APG Hollywood Center, LLC and APG Airport Freeway Center, LLC.	10-Q	10.1	11/04/21

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.10+	Amended and Restated Employment and Severance Agreement, dated October 11, 2021, between the Company and Stanislav Glezer.	10-Q	10.4	11/04/21

10.11+	Amended and Restated 2023 Equity Incentive Plan.	8-K	10.1	06/07/24

10.11A+	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.2	06/07/24

10.11B+	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.3	06/07/24

10.11C+	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.4	06/07/24

10.12+	Outside Director Compensation Policy.	10-K	10.12	02/28/25

10.13	Assignment and Assumption of Lease Agreement dated July 13, 2023 between Inogen, Inc. and Sonos, Inc.	8-K	10.1	07/18/23

10.14+	Employment and Severance Agreement by and between the Company and Kevin R.M. Smith, dated November 10, 2023.	8-K	10.1	11/13/23

10.15+	Separation Agreement and Release by and between the Company and Nabil Shabshab, dated November 22, 2023.	8-K	10.1	11/27/23

10.16+	Employment and Severance Agreement by and between the Company and Michael Bourque, dated effective as March 4, 2024.	8-K	10.1	01/24/24

10.17+	Employment Contract by and between the Company and Grégoire Ramade, dated October 5, 2023.	10-K	10.44	03/01/24

10.18+	Addendum No. 1 to the Employment Contract dated January 4, 2024, between the Company and Gregoire Ramade.	10-K	10.45	03/01/24

10.19+	Employment Contract by and between the Company and Kevin P. Smith, dated effective as of July 22, 2024.	8-K	10.1	07/03/24

10.20	Lease Agreement, dated July 27, 2023, by and between the Company and Townsgate Business Park 2, LLC and Majestic Luna 2, LLC, as tenants-in-common.	10-Q	10.5	08/08/23

10.21	Collaboration Agreement, dated as of January 25, 2025, by and between Inogen Inc. and Jiangsu Yuyue Medical Equipment & Supply Co., Ltd.	8-K	10.1	01/27/25

10.22	Securities Purchase Agreement, dated as of January 25, 2025, by and between Inogen, Inc. and the Investor.	8-K	10.2	01/27/25

10.23	Form of Registration Rights Agreement, by and between Inogen, Inc. and Yuwell (Hong Kong) Holdings Limited.	8-K	10.3	01/27/25

10.24+	Amended and Restated 2023 Equity Incentive Plan.	8-K	10.1	05/19/25

10.25+	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.2	05/19/25

10.26+	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.3	05/19/25
	.
10.27+	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan.	8-K	10.4	05/19/25

10.28+	Employment and Severance Agreement by and between the Company and Jennifer Yi Boyer, dated February 14, 2022.	10-Q	10.5	08/08/25

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.29+	Appointment Letter by and between the Company and Jennifer Yi Boyer, dated July 25, 2025.	10-Q	10.6	08/08/25

10.30+	Change of Control Agreement by and between the Company and Mary Wright, dated October 18,2022.	10-Q	10.7	08/08/25

10.31+	Appointment Letter by and between the Company and Mary Wright, dated July 25, 2025.	10-Q	10.8	08/08/25

10.32	Lease Agreement, dated April 16, 2024 by and between the Company and Cummings Properties, LLC.	Filed Herewith

19.1	Inogen, Inc. Insider Trading Policy.	10-K	19.1	02/28/25

21.1	Subsidiaries of the Registrant.	Filed Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed Herewith

24.1	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1~	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

97.1	Inogen, Inc. Clawback Policy.	10-K	97.1	03/01/24

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

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

INOGEN, INC.
(Registrant)

Dated: February 27, 2026	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer
President Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R.M. Smith and Michael Bourque, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin R.M. Smith	Chief Executive Officer, President and Director	February 27, 2026
Kevin R.M. Smith	(Principal Executive Officer)

/s/ Michael Bourque	Chief Financial Officer	February 27, 2026
Michael Bourque	(Principal Accounting and Financial Officer)

/s/ Elizabeth Mora	Chairperson of the Board	February 27, 2026
Elizabeth Mora

/s/ Glenn Boehnlein	Director	February 27, 2026
Glenn Boehnlein

/s/ Kevin King	Director	February 27, 2026
Kevin King

/s/ Mary Katherine Ladone	Director	February 27, 2026
Mary Katherine Ladone

/s/ Heather Rider	Director	February 27, 2026
Heather Rider

/s/ Mira Sahney	Director	February 27, 2026
Mira Sahney