Form 10-Q
period 2026-03-31
Inogen Inc
filed 2026-05-08
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 001-36309

INOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0989359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Cummings Center, Suite 2800 Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 562-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INGN	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

As of May 1, 2026, the registrant had 27,074,516 shares of common stock, par value $0.001, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$93,112	$103,729
Marketable securities	17,059	15,848
Restricted cash	1,296	1,289
Accounts receivable, net	41,874	38,863
Inventories	24,992	25,969
Prepaid expenses and other current assets	12,332	12,601
Total current assets	190,665	198,299
Property and equipment, net	33,686	36,362
Goodwill	10,483	10,698
Intangible assets, net	28,910	30,763
Operating lease right-of-use asset	15,728	16,501
Other assets	6,454	6,002
Total assets	$285,926	$298,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$32,695	$33,941
Accrued payroll	10,192	10,629
Warranty reserve - current	9,978	10,116
Operating lease liability - current	3,492	3,163
Deferred revenue - current	5,090	5,503
Income tax payable	—	183
Total current liabilities	61,447	63,535
Long-term liabilities
Warranty reserve - noncurrent	18,388	18,194
Operating lease liability - noncurrent	13,443	14,313
Deferred revenue - noncurrent	3,170	3,603
Deferred tax liability	6,572	6,749
Total liabilities	103,020	106,394
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 27,365,116 and 27,232,350 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	27	27
Additional paid-in capital	363,372	363,545
Accumulated deficit	(183,908)	(175,584)
Accumulated other comprehensive income	3,415	4,243
Total stockholders' equity	182,906	192,231
Total liabilities and stockholders' equity	$285,926	$298,625

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue
Sales revenue	$72,404	$68,470
Rental revenue	12,705	13,810
Total revenue	85,109	82,280
Cost of revenue
Cost of sales revenue	40,177	38,083
Cost of rental revenue, including depreciation of $2,628 and $3,034, respectively	7,069	7,825
Total cost of revenue	47,246	45,908
Gross profit
Gross profit-sales revenue	32,227	30,387
Gross profit-rental revenue	5,636	5,985
Total gross profit	37,863	36,372
Operating expense
Research and development	5,097	4,034
Sales and marketing	24,603	23,757
General and administrative	17,499	16,237
Total operating expense	47,199	44,028
Loss from operations	(9,336)	(7,656)
Other income
Interest income, net	880	1,029
Other (expense) income, net	(42)	356
Total other income, net	838	1,385
Loss before benefit for income taxes	(8,498)	(6,271)
Benefit for income taxes	(174)	(97)
Net loss	(8,324)	(6,174)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(845)	1,855
Change in net unrealized losses on foreign currency hedging	(37)	(732)
Less: reclassification adjustment for net gains (losses) included in net loss	37	(133)
Total net change in unrealized losses on foreign currency hedging	—	(865)
Change in net unrealized gains on marketable securities	17	—
Total other comprehensive (loss) income, net of tax	(828)	990
Comprehensive loss	$(9,152)	$(5,184)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.30)	$(0.25)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.30)	$(0.25)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	27,322,438	25,164,444
Diluted shares of common stock	27,322,438	25,164,444

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended March 31, 2026 and March 31, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	2,147	—	—	2,147
Stock issued	426,855	—	489	—	—	489
Tax withholding related to vesting of restricted stock units	(68,376)	—	(570)	—	—	(570)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(6,174)	—	(6,174)
Other comprehensive income	—	—	—	—	990	990
Balance, March 31, 2025	26,887,242	$27	$357,447	$(159,011)	$(511)	$197,952

Balance, December 31, 2025	27,232,350	$27	$363,545	$(175,584)	$4,243	$192,231
Stock-based compensation	—	—	1,950	—	—	1,950
Stock issued	532,845	—	373	—	—	373
Tax withholding related to vesting of restricted stock units	(101,979)	—	(622)	—	—	(622)
Repurchases of common stock	(298,100)	—	(1,874)	—	—	(1,874)
Net loss	—	—	—	(8,324)	—	(8,324)
Other comprehensive loss	—	—	—	—	(828)	(828)
Balance, March 31, 2026	27,365,116	$27	$363,372	$(183,908)	$3,415	$182,906

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,324)	$(6,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,904	5,189
Loss on rental units and other assets	563	925
Provision for sales revenue returns and doubtful accounts	2,051	1,714
Provision for inventory losses	416	166
Stock-based compensation expense	1,950	2,147
Deferred income taxes	(41)	457
Other	39	65
Changes in operating assets and liabilities:
Accounts receivable	(5,489)	(8,167)
Inventories	(1,989)	(1,085)
Prepaid expenses and other current assets	250	(1,549)
Operating lease right-of-use asset	806	742
Other noncurrent assets	1,463	453
Accounts payable and accrued expenses	(1,342)	6,889
Accrued payroll	(400)	(6,751)
Warranty reserve	56	(202)
Deferred revenue	(846)	(884)
Income tax payable	(179)	(142)
Operating lease liability	(573)	(761)
Earnout liability	—	(9,822)
Net cash used in operating activities	(6,685)	(16,790)
Cash flows from investing activities
Purchases of available-for-sale securities	(5,863)	—
Maturities of available-for-sale securities	4,669	—
Investment in property and equipment	(210)	(292)
Production and purchase of rental equipment	(571)	(1,746)
Net cash used in investing activities	(1,975)	(2,038)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities
Proceeds from employee stock purchases	373	489
Payment of employment taxes related to release of restricted stock	(622)	(570)
Repurchases of common stock	(1,874)	—
Payments of accrued earnout	—	(3,178)
Proceeds from issuance of common stock from securities purchase agreement	—	27,210
Net cash (used in) provided by financing activities	(2,123)	23,951
Effect of exchange rates on cash	173	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,610)	5,124
Cash, cash equivalents and restricted cash, beginning of period	105,018	117,415
Cash, cash equivalents and restricted cash, end of period	$94,408	$122,539

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$448	$400
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	152	590

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc., or the Company, is a medical technology company focused on the development, manufacture, and commercialization of respiratory products, including portable and stationary oxygen concentrators, airway clearance devices, and continuous positive airway pressure, or CPAP, masks for the treatment of chronic respiratory conditions. The Company's portfolio includes portable oxygen concentrator systems designed to optimize output, weight, sound levels, and battery life, as well as stationary oxygen concentrators, the Simeox airway clearance system and Aurora CPAP masks. The Company operates both as a medical technology company and as a home medical equipment provider, with accreditation across all 50 U.S. states and a broad network of patients, prescribers, providers, and distribution partners.

The Company generates the majority of its revenue from the sale and rental of portable oxygen concentrator systems and related accessories to patients, third-party payors, home healthcare providers, resellers, and distributors. The Company's products are marketed in the United States through direct-to-consumer and prescriber, as well as through business-to-business partnerships, and internationally through distributors and medical equipment providers. The Company's product offerings include multiple configurations of its Inogen One®, Rove, At Home, and Voxi® systems, in addition to Simeox and Aurora products and related accessories.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The results of operations for the three months ended March 31, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2026. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.

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

Recently issued accounting pronouncements not yet adopted

There have been no changes to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2025 Annual Report on Form 10-K.

3. Fair value measurements

Cash, cash equivalents, marketable securities and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities and restricted cash:

	As of March 31, 2026
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains (losses)	Fair value	equivalents	securities	cash
Cash	$27,656	$—	$27,656	$27,656	$—	$—
Level 1:
Money market accounts	40,313	—	40,313	39,017	—	1,296

Level 2:
Corporate bonds	7,049	(3)	7,046	—	7,046	—
U.S. Treasury securities	9,971	42	10,013	—	10,013	—
Institutional Insured Liquidity Deposit Savings	26,439	—	26,439	26,439	—	—
Total	$111,428	$39	$111,467	$93,112	$17,059	$1,296

	As of December 31, 2025
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$27,858	$—	$27,858	$27,858	$—	$—
Level 1:
Money market accounts	49,453	—	49,453	48,164	—	1,289

Level 2:
Corporate bonds	7,221	6	7,227	—	7,227	—
U.S. Treasury securities	10,098	17	10,115	1,494	8,621	—
Institutional Insured Liquidity Deposit Savings	26,213	—	26,213	26,213	—	—
Total	$120,843	$23	$120,866	$103,729	$15,848	$1,289

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related receivable of $162 and a payable of $373 as of March 31, 2026 and December 31, 2025, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	on marketable	comprehensive
	adjustments	securities	income (loss)
Balance as of December 31, 2025	$4,221	$22	$4,243
Other comprehensive income (loss)	(845)	17	(828)
Balance as of March 31, 2026	$3,376	$39	$3,415

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	March 31,	March 31,
	2026	2025
Cash and cash equivalents	$93,112	$118,893
Restricted cash	1,296	3,646
Total cash, cash equivalents and restricted cash	$94,408	$122,539

Accounts receivable and allowance for credit losses, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
Net accounts receivable	2026	2025
Rental (1)	$5,476	$4,725
Business-to-business and other receivables	36,398	34,138
Total net accounts receivable	$41,874	$38,863

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Allowances - accounts receivable	2026	2025
Credit losses	$212	$60
Sales returns	455	418
Total allowances - accounts receivable	$667	$478

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One customer represented more than 10% of the Company’s net accounts receivable balance as of March 31, 2026 and December 31, 2025.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 62.6% and 55.0% of rental revenue in the three months ended March 31, 2026 and 2025, respectively.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. The three major vendors supply the Company with raw materials used to manufacture the Company’s products. For the three months ended March 31, 2026, the Company’s three major vendors accounted for 14.4%, 12.0%, and 9.6%, respectively, of total raw material purchases. For the three months ended March 31, 2025, the Company’s three major vendors accounted for 17.9%, 10.8%, and 10.6%, respectively, of total raw material purchases.

A portion of revenue is earned from sales outside the United States. Approximately 81.7% and 78.9% of the international revenue for the three months ended March 31, 2026 and 2025, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and international sources for the three months ended March 31, 2026 and 2025, respectively, is as follows:

	Three months ended March 31,
	2026	2025
U.S. revenue	$47,441	$50,295
International revenue	37,668	31,985
Total revenue	$85,109	$82,280

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $1,918 and $966 as of March 31, 2026 and December 31, 2025, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials and work-in-progress	$13,872	$14,945
Finished goods	11,120	11,024
Inventories	$24,992	$25,969

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,809 and $1,838 for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
Rental equipment	$2,628	$3,034
Other property and equipment	980	1,016
Total depreciation and amortization	$3,608	$4,050

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of March 31, 2026 and December 31, 2025, respectively.

	March 31,	December 31,
Property and equipment	2026	2025
Rental equipment	$57,009	$59,400
Other property and equipment	26,189	25,926
Property and equipment	83,198	85,326

Accumulated depreciation
Rental equipment	32,757	33,101
Other property and equipment	16,755	15,863
Accumulated depreciation	49,512	48,964

Property and equipment, net
Rental equipment	24,252	26,299
Other property and equipment	9,434	10,063
Property and equipment, net	$33,686	$36,362

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the three months ended March 31, 2026 and 2025.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

Balance as of December 31, 2025 (1)	$10,698
Translation adjustment	(215)
Balance as of March 31, 2026 (1)	$10,483

(1) Includes $32,894 of accumulated impairment losses as of March 31, 2026 and December 31, 2025.

Intangible assets

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
March 31, 2026	(in years)	amount	amortization	Net amount
Developed technology	10	$34,713	$8,823	$25,890
Licenses	10	159	159	—
Patents and websites	5	3,776	3,773	3
Customer relationships	4-10	3,100	1,817	1,283
Trade name	4	215	137	78
Commercials	3	494	487	7
Internally developed software	3	3,707	2,058	1,649
Total		$46,164	$17,254	$28,910

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,424	$8,118	$27,306
Licenses	10	159	159	—
Patents and websites	5	3,775	3,771	4
Customer relationships	4-10	3,165	1,811	1,354
Trade name	4	219	126	93
Commercials	3	494	446	48
Internally developed software	3	3,707	1,749	1,958
Total		$46,943	$16,180	$30,763

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

March 31,
2026
Remaining 9 months of 2026	$3,709
2027	4,307
2028	3,740
2029	3,643
2030	3,489
Thereafter	10,022
Total	$28,910

Current liabilities

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$24,088	$20,264
Accrued inventory (in-transit and unvouchered receipts) and trade payables	7,208	9,177
Accrued loss on purchase commitments	108	427
Forward contract payable	—	373
Other accrued expenses	1,291	3,700
Total accounts payable and accrued expenses	$32,695	$33,941

Accrued payroll as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued bonuses	$2,109	$3,899
Accrued wages and payroll taxes	3,981	2,783
Accrued vacation	3,995	3,480
Other accrued payroll expenses	107	467
Total accrued payroll	$10,192	$10,629

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from two years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $980 and $962 for the three months ended March 31, 2026 and 2025, respectively.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending March 31,
2027	$1,136
2028	1,136
2029	1,136
2030	1,136
2031	1,136
Thereafter	189
Total	$5,869

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Three months ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$987	$946
Operating lease cost	945	935
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	41	551
Weighted-average remaining lease term	3.0 years	3.1 years
Weighted-average discount rate	6.7%	5.8%

Maturities of lease liabilities due in the 12-month period ending March 31,
2027	$3,952
2028	3,811
2029	3,354
2030	3,325
2031	3,348
Thereafter	440
18,230
Less imputed interest	(1,295)
Total lease liabilities	$16,935

Operating lease liability - current	$3,492
Operating lease liability - noncurrent	13,443
Total lease liabilities	$16,935

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

The computation of EPS is as follows:

	Three months ended March 31,
	2026	2025
Numerator—basic and diluted:
Net loss	$(8,324)	$(6,174)

Denominator:
Weighted average shares of common stock - basic common stock (1)	27,322,438	25,164,444
Weighted average shares of common stock - diluted common stock	27,322,438	25,164,444

Net loss per share - basic common stock	$(0.30)	$(0.25)
Net loss per share - diluted common stock (2)	$(0.30)	$(0.25)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	27,322,438	25,164,444
Other dilutive awards	445,213	684,657
Weighted average shares of common stock - diluted common stock	27,767,651	25,849,101

Shares excluded from diluted weighted average shares:
Restricted stock units	1,222,296	495,777

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

(2) Due to net losses for the three months ended March 31, 2026 and March 31, 2025, diluted loss per share is the same as basic loss per share.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2025, the Company recorded a full valuation allowance of $70,474. As of March 31, 2026, the Company continued to record a valuation allowance against its domestic and certain foreign deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of March 31, 2026, awards with respect to 6,695 shares of the Company’s common stock were outstanding under the 2014 Plan.

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

As of March 31, 2026, awards with respect to 2,944,497 shares of the Company's common stock were outstanding, and 770,455 shares of common stock remained available for issuance under the 2023 Plan. The shares available for issuance under the 2023 Plan will be increased by any shares returned to the 2014 Plan as a result of expiration or termination of awards.

The Company previously granted restricted stock units to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, awards with respect to 25,000 shares of the Company's common stock were outstanding pursuant to such inducement grant.

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

RSUs granted with only time-based service vesting conditions generally vest over three-year and four-year service periods, as defined in the terms of each award. RSUs that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance and/or market conditions established at the time of the award. The portion of the RSU award that is earned may equal or be more or less than the targeted number of shares subject to the RSU award depending on whether the performance criteria are met.

RSU activity for the three months ended March 31, 2026 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2025	1,494,415	1,177,278	2,671,693	$8.58
Granted	446,835	548,250	995,085	6.60
Vested	(390,151)	(70,607)	(460,758)	8.74
Forfeited/canceled	(81,023)	(148,805)	(229,828)	9.01
Unvested restricted stock units as of March 31, 2026 (1)	1,470,076	1,506,116	2,976,192	$7.86
Unvested and expected to vest restricted stock units outstanding as of March 31, 2026			1,982,227	$7.80

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of March 31, 2026, the unrecognized compensation cost related to unvested employee restricted stock units was $11,622, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.2 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. The expense recognized for shares purchased under the ESPP is equal to the 15% discount the employee receives. As of March 31, 2026, a total of 731,397 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2026, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025, was as follows:

	Three months ended
	March 31,
	2026	2025
Stock-based compensation expense by type of award:
Restricted stock units	$1,864	$2,008
Employee stock purchase plan	86	139
Total stock-based compensation expense	$1,950	$2,147

Stock-based compensation expense was calculated based on awards of restricted stock units expected to vest based on the Company’s historical award cancellations. ASC 718 – Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2026 and 2025, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended
	March 31,
	2026	2025
Cost of revenue	$182	$167
Research and development	151	95
Sales and marketing	39	214
General and administrative	1,578	1,671
Total stock-based compensation expense	$1,950	$2,147

Share repurchase program

In February 2026, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30,000 of its outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 298,100 shares of common stock at an average price per share of $6.29, inclusive of broker commissions, for an aggregate purchase price of $1,900. As of March 31, 2026, the Company had $28,100 remaining under its share repurchase program.

9. Commitments and contingencies

Purchase obligations

The Company had approximately $65,881 of outstanding purchase orders due within one year with its outside vendors and suppliers as of March 31, 2026. The Company has $108 and $427 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three-month and 12-month periods ended March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
Product warranty liability at beginning of period	$28,310	$26,086
Accruals for warranties issued	3,907	15,227
Adjustments related to preexisting warranties (including changes in estimates)	(1,510)	(3,949)
Settlements made (in cash or in kind)	(2,341)	(9,054)
Product warranty liability at end of period	$28,366	$28,310

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the three months ended March 31, 2026 was primarily driven by $949 of revenue recognized that were included in the deferred revenue balances as of December 31, 2025, partially offset by $203 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $6,074 and $6,820 as of March 31, 2026 and December 31, 2025, respectively, and is classified within deferred revenue - current and noncurrent deferred revenue in the consolidated balance sheets.

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

10. Foreign currency exchange contracts and hedging

As of March 31, 2026, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $39,074 and $0, respectively. As of March 31, 2025, the Company's total non-designated and designated derivative contracts had notional amounts totaling approximately $46,178 and $20,014, respectively. These contracts were comprised of offsetting contracts with the same counterparty, and each expires within one month. During the three months ended March 31, 2026, these contracts had, net of tax, no unrealized gain or loss impact. During the three months ended March 31, 2025, these contracts had, net of tax, an unrealized loss of $865.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2026, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the three months ended March 31, 2025, there were no ineffective portions related to these hedges. As of March 31, 2026, the Company had no designated hedges and four non-designated hedges. As of March 31, 2025, the Company had nine designated hedges and four non-designated hedges.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 27, 2026. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” “Inogen Rove 4,” “Rove,” “Inogen Rove 6” and the Inogen design, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own pending applications for the marks “AURORA,” and “VOXI” with the United States Patent and Trademark Office. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Argentina, Australia, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Rove” in Canada, and South Korea. We own trademark registrations for the mark “Inogen Rove” in Argentina, Australia, Brazil, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, and the United Kingdom. We own pending applications for the mark “Inogen Rove” in Canada and South Korea. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a trademark registration for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). We own a trademark registration for AURORA in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Argentina, Colombia, Europe (European Union Registration), France, Japan, Norway, Russia, Switzerland, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Canada and Mexico. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

In this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” and “our” refer to Inogen, Inc. and its subsidiaries.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying condensed notes to those statements included elsewhere in this document. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three months ended March 31, 2026 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recent Accounting Pronouncements Not Yet Adopted” and is incorporated herein by reference.

Macroeconomic environment

While we have worked to improve our global supply chain, challenges and potential disruptions still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, and increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, global conflicts, monetary policy, and changes in tariffs and tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downturn or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which has impacted, and may in the future negatively impact our business. In particular, international conflicts and disputes could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

We continue to monitor the tariffs announced by the U.S. government, as well as the potential for additional or modified tariffs, and the imposition of tariffs or export controls by other countries. We do not currently expect a material impact to our business from the tariffs in the forms in which they are currently proposed.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Overview

We are a medical technology company focused on the development, manufacture, and commercialization of respiratory products, including portable and stationary oxygen concentrators, airway clearance devices, and CPAP masks for the treatment of chronic respiratory conditions. Our portfolio includes portable oxygen concentrator systems designed to optimize output, weight, sound levels, and battery life, as well as stationary oxygen concentrators, the Simeox airway clearance system and Aurora CPAP masks. We operate both as a medical technology company and as a home medical equipment provider, with accreditation across all 50 U.S. states and a broad network of patients, prescribers, providers, and distribution partners.

We generate the majority of our revenue from the sale and rental of our portable oxygen concentrator systems and related accessories to patients, third-party payors, home healthcare providers, resellers, and distributors. Our products are marketed in the United States through direct-to-consumer, prescriber, and business-to-business channels, and internationally through distributors and medical equipment providers. Our product offerings include multiple configurations of our Inogen One®, Rove, At Home, and Voxi® systems, in addition to Simeox and Aurora products and related accessories.

Our strategy is focused on expanding our domestic and international business-to-business channels, improving the productivity of our direct-to-consumer and prescriber sales efforts, and optimizing rental revenue through targeted prescriber engagement. We are also investing in research and development and clinical studies to support product innovation and generate clinical and economic evidence to support the value of our products and drive reimbursement and adoption. In addition, we are leveraging partnerships, including our collaboration with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell, to broaden our product portfolio and support entry into new markets.

We continue to develop and commercialize new products and expand our existing offerings, including advancing the commercialization of Simeox and expanding our CPAP mask and stationary oxygen product lines. We are also pursuing geographic expansion, particularly in Europe and other international markets, supported by our distribution network and manufacturing relationships.

Results of operations

Comparison of three months ended March 31, 2026 and 2025

Revenue

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales revenue	$72,404	$68,470	$3,934	5.7%	85.1%	83.2%
Rental revenue	12,705	13,810	(1,105)	-8.0%	14.9%	16.8%
Total revenue	$85,109	$82,280	$2,829	3.4%	100.0%	100.0%

Sales revenue increased $3.9 million, or 5.7%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase was primarily attributable to higher demand in our international geographies as well as the favorable impact of foreign exchange rates partially offset by channel mix within the U.S. We sold approximately 49,000 oxygen systems during the three months ended March 31, 2026 compared to approximately 43,000 oxygen systems sold during the three months ended March 31, 2025, an increase of 14.0%.

Rental revenue decreased $1.1 million, or 8.0%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. The decrease in rental revenue was primarily related to fewer patients on service.

	Three months ended
(dollar amounts in thousands)	March 31,		Change 2026 vs. 2025		% of Revenue
Revenue by geographic region	2026	2025	$	%	2026	2025
U.S. sales	$34,736	$36,485	$(1,749)	-4.8%	40.8%	44.3%
International sales	37,668	31,985	5,683	17.8%	44.3%	38.9%
U.S. rentals	12,705	13,810	(1,105)	-8.0%	14.9%	16.8%
Total revenue	$85,109	$82,280	$2,829	3.4%	100.0%	100.0%

U.S. sales decreased 4.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to channel mix versus the comparable period in 2025.

International sales increased 17.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in demand from our partners in Europe as well as the impact of favorable foreign exchange rates. In the three months ended March 31, 2026, sales in Europe as a percentage of total international sales revenue increased to 89.1% from 85.6% during the comparable period in 2025.

U.S. rentals decreased 8.0% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily related to fewer patients on service.

Cost of revenue and gross profit

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Cost of sales revenue	$40,177	$38,083	$2,094	5.5%	47.2%	46.3%
Cost of rental revenue	7,069	7,825	(756)	-9.7%	8.3%	9.5%
Total cost of revenue	$47,246	$45,908	$1,338	2.9%	55.5%	55.8%

Gross profit - sales revenue	$32,227	$30,387	$1,840	6.1%	37.9%	36.9%
Gross profit - rental revenue	5,636	5,985	(349)	-5.8%	6.6%	7.3%
Total gross profit	$37,863	$36,372	$1,491	4.1%	44.5%	44.2%

Gross margin percentage - sales revenue	44.5%	44.4%
Gross margin percentage- rental revenue	44.4%	43.3%
Total gross margin percentage	44.5%	44.2%

Cost of sales revenue increased $2.1 million, or 5.5%, for the three months ended March 31, 2026 from the three months ended March 31, 2025 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.8 million, or 9.7%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. The decrease in cost of rental revenue was primarily attributable to fewer patients on service.

Gross margin on sales revenue slightly increased to 44.5% for the three months ended March 31, 2026 from 44.4% for the three months ended March 31, 2025. The increase was driven by manufacturing cost leverage from higher units sold and lower cost premiums associated with open-market purchases of semiconductor chips used in our portable oxygen concentrators.

Gross margin on rental revenue increased to 44.4% for the three months ended March 31, 2026 from 43.3% for the three months ended March 31, 2025, primarily due to lower depreciation per rental patient.

Research and development expense

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Research and development expense	$5,097	$4,034	$1,063	26.4%	6.0%	4.9%

Research and development expense increased $1.1 million, or 26.4%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. This increase was due primarily to investments to support growth from new products.

Sales and marketing expense

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales and marketing expense	$24,603	$23,757	$846	3.6%	28.9%	28.9%

Sales and marketing expense increased $0.8 million, or 3.6%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. This increase was primarily due to an increase of $0.8 million in media and advertising costs. In the three months ended March 31, 2026, we spent $8.3 million in media and advertising costs versus $7.6 million in the comparable period in 2025.

General and administrative expense

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
General and administrative expense	$17,499	$16,237	$1,262	7.8%	20.6%	19.7%

General and administrative expense increased $1.3 million, or 7.8%, for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily due to an increase of $0.9 million in restructuring-related costs.

Other income, net

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Interest income, net	$880	$1,029	$(149)	-14.5%	1.0%	1.3%
Other (expense) income, net	(42)	356	(398)	-111.8%	-0.1%	0.4%
Total other income, net	$838	$1,385	$(547)	-39.5%	1.0%	1.7%

Total other income, net decreased $0.5 million, or 39.5%, for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily due to net foreign currency losses.

Income tax benefit

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Income tax benefit	$(174)	$(97)	$(77)	79.4%	-0.2%	-0.1%
Effective income tax rate	2.0%	1.5%

Income tax benefit increased less than $0.1 million, or 79.4%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods.

Our effective tax rate for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025. The increase in the effective tax rate from prior year was attributable to changes in the forecast pretax income/(loss).

Net loss

	Three months ended
	March 31,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Net loss	$(8,324)	$(6,174)	$(2,150)	-34.8%	-9.8%	-7.5%

Net loss increased $2.2 million, or 34.8%, for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase in net loss was primarily related to an increase in operating expense.

Liquidity and capital resources

As of March 31, 2026, we had cash and cash equivalents of $93.1 million, which consisted of highly liquid investments with a maturity of three months or less. Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time to time, the acquisition of businesses. Over the past several years our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Three months ended
(amounts in thousands)	March 31,		Change 2026 vs. 2025
Summary of consolidated cash flows	2026	2025	$	%
Cash used in operating activities	$(6,685)	$(16,790)	$10,105	-60.2%
Cash used in investing activities	(1,975)	(2,038)	63	3.1%
Cash (used in) provided by financing activities	(2,123)	23,951	(26,074)	-108.9%
Effect of exchange rates on cash	173	1	172	-17200.0%
Net (decrease) increase in cash and cash equivalents	$(10,610)	$5,124	$(15,734)	307.1%

(amounts in thousands)	March 31,	December 31,
Summary of working capital	2026	2025
Total current assets	$190,665	$198,299
Total current liabilities	61,447	63,535
Net working capital	$129,218	$134,764

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the three months ended March 31, 2026 consisted primarily of our net loss of $8.3 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $4.9 million, stock-based compensation expense of $2.0 million, and provision for sales returns and doubtful accounts of $2.1 million. We also experienced a net use of operating assets and liabilities during the period primarily related to high accounts receivable due to the timing of sales within the quarter.

Net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of our net loss of $6.2 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $5.2 million, stock-based compensation expense of $2.1 million, and provision for sales returns and doubtful accounts of $1.7 million. The net changes in operating assets and liabilities resulted in net cash used of $21.3 million, which included the payment of the earnout liability of $9.8 million and higher accounts receivable.

Investing activities

Net cash used in investing activities generally includes the production and purchase of rental assets, property, plant and equipment, acquisitions, and intangibles to support our expanding business as well as maturities (purchases) of marketable securities.

For the three months ended March 31, 2026, we invested $5.9 million in the purchase of marketable securities and $0.8 million in the production and purchase of rental assets and other property and equipment, partially offset by $4.7 million we received from maturities of marketable securities.

For the three months ended March 31, 2025, we invested $2.0 million in the production and purchase of rental assets and other property and equipment.

Financing activities

Historically, we have funded our operations through our sales and rental revenue and the issuance of preferred and common stock.

For the three months ended March 31, 2026, net cash used in financing activities consisted of $1.9 million of share repurchases and $0.6 million payment of employment taxes related to the vesting of RSUs, partially offset by proceeds of $0.4 million received from purchases under our ESPP.

For the three months ended March 31, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock to an affiliate of Yuwell, $0.5 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of RSUs of $0.6 million.

Share repurchase program

On February 20, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. For the three months ended March 31, 2026, we repurchased and retired 298,100 shares of our common stock for a total of $1.9 million. As of March 31, 2026, $28.1 million remained available under the program for future repurchases. For additional information, please see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended March 31,
Non-GAAP EBITDA and Adjusted EBITDA	2026	2025
Net loss (GAAP)	$(8,324)	$(6,174)
Non-GAAP adjustments:
Interest income, net	(880)	(1,029)
Benefit for income taxes	(174)	(97)
Depreciation and amortization	4,904	5,189
EBITDA (non-GAAP)	(4,474)	(2,111)
Stock-based compensation	1,950	2,147
Restructuring-related charges	917	—
Stockholder engagement and proxy defense costs (1)	208	—
Adjusted EBITDA (non-GAAP)	$(1,399)	$36

(1) Stockholder engagement and proxy defense costs include third-party advisory, legal, and other professional fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes. The Company's market risks have not changed materially from those disclosed in the Annual Report in Item 7A for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026, as well as the additional factor noted below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026, which are incorporated by reference herein, except for the risk factor set forth below.

We cannot guarantee that our share repurchase program will enhance stockholder value, and share repurchases could affect the price of our common stock.

On February 20, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. The share repurchase program expires on December 31, 2027, or when the maximum authorized amount has been utilized, whichever occurs first. The Board of Directors’ authorization of this program does not obligate us to repurchase any specific dollar amount or number of shares, and the timing and amount of any repurchases will depend on market conditions, share price, and other factors. Our utilization of the share repurchase program could affect the market price of our common stock, increase stock price volatility, reduce the liquidity of our common stock, and reduce our cash reserves. The use of cash for share repurchases may limit our ability to pursue other strategic opportunities, including investments in our business, acquisitions, or other capital allocation alternatives. In addition, there can be no assurance that any repurchases made under our share repurchase program will enhance stockholder value. As of March 31, 2026, the Company had approximately $28.1 million remaining under the program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

The following table provides information about purchases by us of our common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	—	—	—	—
March 1, 2026 through March 31, 2026	298,100	6.29	298,100	28,100
Total	298,100	$6.29	298,100	$28,100

(1) In February 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice.

(2) The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the February 2026 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 27, 2026, Jennifer Yi Boyer, our Executive Vice President, Enterprise Enablement and Chief Human Resources Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was previously adopted on September 10, 2025 (the “Prior Plan”). The Prior Plan covered the sale of an amount of shares of our common stock necessary to generate an aggregate of $70,000 in net proceeds. The Prior Plan would have expired on the earlier of the close of trading on August 14, 2026, or the date on which the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. Following termination of the Prior Plan, on February 27, 2026, Ms. Yi Boyer entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of the shares of Inogen common stock (the “Boyer 10b5-1 Plan”). The Boyer 10b5-1 Plan terminates on the earlier of the close of trading on February 27, 2027, or the date on which the maximum aggregate number of shares to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The Boyer 10b5-1 Plan covers the sale of an amount of shares of our common stock necessary to generate an aggregate of $70,000 in net proceeds.

Other than as disclosed above, during the three months ended March 31, 2026, no director or Section 16 reporting officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1+	Employment and Severance Agreement by and between the Company and Jason Richardson, effective as of April 6, 2026	8-K	10.1	03/30/26

10.2	Cooperation Agreement, dated as of April 6, 2026, by and between the Company and Kent Lake Partners LP, Kent Lake PR LLC and Benjamin Natter	8-K	10.1	04/06/26

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	May 8, 2026	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	May 8, 2026	By:	/s/ Jason Richardson
Jason Richardson
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)