Form 10-Q
period 2026-06-30
Inogen Inc
filed 2026-08-07
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, the registrant had 26,538,337 shares of common stock, par value $0.001 per share, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$87,276	$103,729
Marketable securities	18,263	15,848
Restricted cash	1,303	1,289
Accounts receivable, net	46,157	38,863
Inventories	28,633	25,969
Prepaid expenses and other current assets	12,504	12,601
Total current assets	194,136	198,299
Property and equipment, net	31,781	36,362
Goodwill	10,395	10,698
Intangible assets, net	27,447	30,763
Operating lease right-of-use asset	14,914	16,501
Other assets	6,899	6,002
Total assets	$285,572	$298,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$39,678	$33,941
Accrued payroll	12,796	10,629
Warranty reserve - current	10,414	10,116
Operating lease liability - current	3,253	3,163
Deferred revenue - current	4,723	5,503
Income tax payable	—	183
Total current liabilities	70,864	63,535
Long-term liabilities
Warranty reserve - noncurrent	17,961	18,194
Operating lease liability - noncurrent	12,541	14,313
Deferred revenue - noncurrent	2,857	3,603
Deferred tax liability	6,485	6,749
Total liabilities	110,708	106,394
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 26,730,437 and 27,232,350 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	27	27
Additional paid-in capital	359,519	363,545
Accumulated deficit	(187,758)	(175,584)
Accumulated other comprehensive income	3,076	4,243
Total stockholders' equity	174,864	192,231
Total liabilities and stockholders' equity	$285,572	$298,625

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Sales revenue	$83,525	$79,172	$155,929	$147,642
Rental revenue	11,559	13,105	24,264	26,915
Total revenue	95,084	92,277	180,193	174,557
Cost of revenue
Cost of sales revenue	44,949	43,469	85,126	81,552
Cost of rental revenue, including depreciation of $2,475 and $3,017 for the three months ended and $5,103 and $6,051 for the six months ended, respectively	6,863	7,467	13,932	15,292
Total cost of revenue	51,812	50,936	99,058	96,844
Gross profit
Gross profit-sales revenue	38,576	35,703	70,803	66,090
Gross profit-rental revenue	4,696	5,638	10,332	11,623
Total gross profit	43,272	41,341	81,135	77,713
Operating expense
Research and development	5,871	5,209	10,968	9,243
Sales and marketing	24,824	25,390	49,427	49,147
General and administrative	17,673	16,871	35,172	33,108
Total operating expense	48,368	47,470	95,567	91,498
Loss from operations	(5,096)	(6,129)	(14,432)	(13,785)
Other income
Interest income, net	861	1,123	1,741	2,152
Other income, net	231	701	189	1,057
Total other income, net	1,092	1,824	1,930	3,209
Loss before benefit for income taxes	(4,004)	(4,305)	(12,502)	(10,576)
Benefit for income taxes	(154)	(153)	(328)	(250)
Net loss	(3,850)	(4,152)	(12,174)	(10,326)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(350)	3,926	(1,195)	5,781
Change in net unrealized (losses) gains on foreign currency hedging	(142)	36	(179)	(696)
Less: reclassification adjustment for net gains (losses) included in net loss	164	(606)	201	(739)
Total net change in unrealized gains (losses) on foreign currency hedging	22	(570)	22	(1,435)
Change in net unrealized (losses) gains on marketable securities	(11)	42	6	42
Total other comprehensive (loss) income, net of tax	(339)	3,398	(1,167)	4,388
Comprehensive loss	$(4,189)	$(754)	$(13,341)	$(5,938)

Basic net loss per share attributable to common stockholders (Note 6)	$(0.14)	$(0.15)	$(0.45)	$(0.40)
Diluted net loss per share attributable to common stockholders (Note 6)	$(0.14)	$(0.15)	$(0.45)	$(0.40)
Weighted average number of shares used in calculating net loss per share attributable to common stockholders:
Basic shares of common stock	27,045,095	26,962,465	27,183,000	26,068,421
Diluted shares of common stock	27,045,095	26,962,465	27,183,000	26,068,421

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended June 30, 2026 and June 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, March 31, 2025	26,887,242	$27	$357,447	$(159,011)	$(511)	$197,952
Stock-based compensation	—	—	2,293	—	—	2,293
Stock issued	153,148	—	—	—	—	-
Net loss	—	—	—	(4,152)	—	(4,152)
Other comprehensive income	—	—	—	—	3,398	3,398
Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491

Balance, March 31, 2026	27,365,116	$27	$363,372	$(183,908)	$3,415	$182,906
Stock-based compensation	—	—	1,771	—	—	1,771
Stock issued	212,371	—	—	—	—	—
Repurchases of common stock	(847,050)	—	(5,624)	—	—	(5,624)
Net loss	—	—	—	(3,850)	—	(3,850)
Other comprehensive loss	—	—	—	—	(339)	(339)
Balance, June 30, 2026	26,730,437	$27	$359,519	$(187,758)	$3,076	$174,864

	Six months ended June 30, 2026 and June 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	4,440	—	—	4,440
Stock issued	580,003	—	489	—	—	489
Tax withholding related to vesting of restricted stock units	(68,376)	—	(570)	—	—	(570)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(10,326)	—	(10,326)
Other comprehensive income	—	—	—	—	4,388	4,388
Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491

Balance, December 31, 2025	27,232,350	$27	$363,545	$(175,584)	$4,243	$192,231
Stock-based compensation	—	—	3,721	—	—	3,721
Stock issued	745,216	—	373	—	—	373
Tax withholding related to vesting of restricted stock units	(101,979)	—	(622)	—	—	(622)
Repurchases of common stock	(1,145,150)	—	(7,498)	—	—	(7,498)
Net loss	—	—	—	(12,174)	—	(12,174)
Other comprehensive loss	—	—	—	—	(1,167)	(1,167)
Balance, June 30, 2026	26,730,437	$27	$359,519	$(187,758)	$3,076	$174,864

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,174)	$(10,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,601	10,405
Loss on rental units and other assets	1,261	1,655
Provision for sales revenue returns and doubtful accounts	3,845	3,248
Provision for inventory losses	681	447
Stock-based compensation expense	3,721	4,440
Deferred income taxes	(73)	80
Other	104	267
Changes in operating assets and liabilities:
Accounts receivable	(11,739)	(11,037)
Inventories	(6,225)	(23)
Prepaid expenses and other current assets	74	(2,609)
Operating lease right-of-use asset	1,617	1,687
Other noncurrent assets	965	861
Accounts payable and accrued expenses	5,738	5,612
Accrued payroll	2,218	(4,526)
Warranty reserve	65	638
Deferred revenue	(1,526)	(1,554)
Income tax payable	(180)	(135)
Operating lease liability	(1,712)	(1,748)
Earnout liability	—	(9,822)
Net cash used in operating activities	(3,739)	(12,440)
Cash flows from investing activities
Purchases of available-for-sale securities	(13,079)	(18,703)
Maturities of available-for-sale securities	10,670	—
Investment in property and equipment	(921)	(976)
Production and purchase of rental equipment	(1,779)	(4,932)
Net cash used in investing activities	(5,109)	(24,611)

(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from financing activities
Proceeds from employee stock purchases	373	489
Payment of employment taxes related to vesting of restricted stock units	(622)	(570)
Repurchases of common stock	(7,498)	—
Payments of accrued earnout	—	(3,178)
Proceeds from issuance of common stock from securities purchase agreement	—	27,210
Net cash (used in) provided by financing activities	(7,747)	23,951
Effect of exchange rates on cash	156	642
Net decrease in cash, cash equivalents, and restricted cash	(16,439)	(12,458)
Cash, cash equivalents, and restricted cash, beginning of period	105,018	117,415
Cash, cash equivalents, and restricted cash, end of period	$88,579	$104,957

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$482	$482
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	103	360

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

The results of operations for the three and six months ended June 30, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2026. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for credit losses, returns and adjustments, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets, goodwill, and financing receivable. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation with no effect on previously reported results of operations, financial position, cash flows, or stockholders’ equity. These changes consisted of reclassifications to certain line items in the accompanying consolidated statement of cash flows and did not change total operating, financing or investing activities as previously reported.

Recently issued accounting pronouncements not yet adopted

There have been no changes to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2025 Annual Report on Form 10-K.

3. Fair value measurements

Cash, cash equivalents, marketable securities, and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities, and restricted cash:

	As of June 30, 2026
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains (losses)	Fair value	equivalents	securities	cash
Cash	$19,263	$—	$19,263	$19,263	$—	$—
Level 1:
Money market accounts	39,654	—	39,654	38,351	—	1,303

Level 2:
Corporate bonds	7,111	(5)	7,106	—	7,106	—
U.S. Treasury securities	14,117	33	14,150	2,993	11,157	—
Institutional Insured Liquidity Deposit Savings	26,669	—	26,669	26,669	—	—
Total	$106,814	$28	$106,842	$87,276	$18,263	$1,303

	As of December 31, 2025
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$27,858	$—	$27,858	$27,858	$—	$—
Level 1:
Money market accounts	49,453	—	49,453	48,164	—	1,289

Level 2:
Corporate bonds	7,221	6	7,227	—	7,227	—
U.S. Treasury securities	10,098	17	10,115	1,494	8,621	—
Institutional Insured Liquidity Deposit Savings	26,213	—	26,213	26,213	—	—
Total	$120,843	$23	$120,866	$103,729	$15,848	$1,289

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Company had a related receivable of $266 and a payable of $373 as of June 30, 2026 and December 31, 2025, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains	gains	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2025	$4,221	$22	$—	$4,243
Other comprehensive (loss) income	(1,195)	6	22	(1,167)
Balance as of June 30, 2026	$3,026	$28	$22	$3,076

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net loss, unrealized gains and losses on cash flow hedges, and unrealized gains and losses on marketable securities, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$87,276	$103,685
Restricted cash	1,303	1,272
Total cash, cash equivalents, and restricted cash	$88,579	$104,957

Accounts receivable and allowance for credit losses, returns, and adjustments

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
Net accounts receivable	2026	2025
Rental (1)	$5,044	$4,725
Business-to-business and other receivables	41,113	34,138
Total net accounts receivable	$46,157	$38,863

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
Allowances - accounts receivable	2026	2025
Credit losses	$321	$60
Sales returns	473	418
Total allowances - accounts receivable	$794	$478

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One customer represented more than 10% of the Company's total revenue for the three and six months ended June 30, 2026 and 2025. No customer represented more than 10% of the Company’s net accounts receivable balance as of June 30, 2026 and December 31, 2025.

The Company also rents products directly to consumers for insurance reimbursement, which resulted in a customer concentration relating to Medicare’s service reimbursement programs. Medicare’s service reimbursement programs accounted for 63.4% and 59.0% of rental revenue in the six months ended June 30, 2026 and 2025, respectively.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. For the six months ended June 30, 2026, the Company’s three major vendors accounted for 15.1%, 12.9%, and 11.1% of total raw material purchases, respectively. For the six months ended June 30, 2025, the Company’s three major vendors accounted for 17.4%, 11.0%, and 9.8% of total raw material purchases, respectively.

A portion of revenue is earned from sales outside the United States. Approximately 79.5% and 76.0% of international revenue for the three months ended June 30, 2026 and 2025, respectively, were invoiced in Euros. Approximately 80.6% and 77.4% of international revenue for the six months ended June 30, 2026 and 2025, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and international sources for the three and six months ended June 30, 2026 and 2025, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
U.S. revenue	$53,831	$56,354	$101,272	$106,649
International revenue	41,253	35,923	78,921	67,908
Total revenue	$95,084	$92,277	$180,193	$174,557

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $2,830 and $966 as of June 30, 2026 and December 31, 2025, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials and work-in-progress	$16,174	$14,945
Finished goods	12,459	11,024
Inventories	$28,633	$25,969

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Repair and maintenance costs on rental equipment are included in cost of rental revenue on the consolidated statements of comprehensive loss. Repair and maintenance expense, which includes labor, parts and freight, for rental equipment was $1,508 and $1,660 for the three months ended June 30, 2026 and 2025, respectively, and $3,317 and $3,498 for the six months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expense related to rental equipment and other property and equipment are summarized below for the three and six months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Rental equipment	$2,475	$3,017	$5,103	$6,051
Other property and equipment	970	990	1,950	2,006
Total depreciation and amortization	$3,445	$4,007	$7,053	$8,057

Property and equipment and rental equipment with associated accumulated depreciation is summarized below as of June 30, 2026 and December 31, 2025, respectively.

	June 30,	December 31,
Property and equipment	2026	2025
Rental equipment	$54,685	$59,400
Other property and equipment	26,534	25,926
Property and equipment	81,219	85,326

Accumulated depreciation
Rental equipment	32,026	33,101
Other property and equipment	17,412	15,863
Accumulated depreciation	49,438	48,964

Property and equipment, net
Rental equipment	22,659	26,299
Other property and equipment	9,122	10,063
Property and equipment, net	$31,781	$36,362

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the six months ended June 30, 2026 and 2025.

Goodwill and other identifiable intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

Balance as of December 31, 2025 (1)	$10,698
Translation adjustment	(303)
Balance as of June 30, 2026 (1)	$10,395

(1) Includes $32,894 of accumulated impairment losses as of June 30, 2026 and December 31, 2025.

Intangible assets

Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
June 30, 2026	(in years)	amount	amortization	Net amount
Developed technology	10	$34,421	$9,609	$24,812
Licenses	10	159	159	—
Patents and websites	5	3,775	3,774	1
Customer relationships	4-10	3,075	1,845	1,230
Trade name	4	213	149	64
Commercials	3	494	494	-
Internally developed software	3	3,707	2,367	1,340
Total		$45,844	$18,397	$27,447

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,424	$8,118	$27,306
Licenses	10	159	159	—
Patents and websites	5	3,775	3,771	4
Customer relationships	4-10	3,165	1,811	1,354
Trade name	4	219	126	93
Commercials	3	494	446	48
Internally developed software	3	3,707	1,749	1,958
Total		$46,943	$16,180	$30,763

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

June 30,
2026
Remaining 6 months of 2026	$2,452
2027	4,276
2028	3,709
2029	3,613
2030	3,480
Thereafter	9,917
Total	$27,447

Current liabilities

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$25,252	$20,264
Accrued inventory (in-transit and unvouchered receipts) and trade payables	12,872	9,177
Accrued loss on purchase commitments	139	427
Forward contract payable	—	373
Other accrued expenses	1,415	3,700
Total accounts payable and accrued expenses	$39,678	$33,941

Accrued payroll as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued bonuses	$3,017	$3,899
Accrued wages and payroll taxes	5,031	2,783
Accrued vacation	4,106	3,480
Other accrued payroll expenses	642	467
Total accrued payroll	$12,796	$10,629

5. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from two years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $969 and $954 for the three months ended June 30, 2026 and 2025, respectively, and $1,949 and $1,916 for the six months ended June 30, 2026 and 2025, respectively.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending June 30,
2027	$1,136
2028	1,136
2029	1,136
2030	1,136
2031 and thereafter	1,041
Total	$5,585

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Six months ended
	June 30,
	2026	2025
Cash paid for operating lease liabilities	$1,972	$1,902
Operating lease cost	1,888	1,859
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	41	1,327
Weighted-average remaining lease term	3.1 years	3.6 years
Weighted-average discount rate	7.1%	6.6%

Maturities of lease liabilities due in the 12-month period ending June 30,
2027	$3,675
2028	3,672
2029	3,335
2030	3,321
2031	2,904
Thereafter	50
16,957
Less imputed interest	(1,163)
Total lease liabilities	$15,794

Operating lease liability - current	$3,253
Operating lease liability - noncurrent	12,541
Total lease liabilities	$15,794

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

The computation of EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator—basic and diluted:
Net loss	$(3,850)	$(4,152)	$(12,174)	$(10,326)

Denominator:
Weighted average shares of common stock - basic common stock (1)	27,045,095	26,962,465	27,183,000	26,068,421
Weighted average shares of common stock - diluted common stock	27,045,095	26,962,465	27,183,000	26,068,421

Net loss per share - basic common stock	$(0.14)	$(0.15)	$(0.45)	$(0.40)
Net loss per share - diluted common stock (2)	$(0.14)	$(0.15)	$(0.45)	$(0.40)

Denominator calculation from basic to diluted:
Weighted average shares of common stock - basic common stock (1)	27,045,095	26,962,465	27,183,000	26,068,421
Other dilutive awards	453,893	335,216	449,553	541,262
Weighted average shares of common stock - diluted common stock	27,498,988	27,297,681	27,632,553	26,609,683

Shares excluded from diluted weighted average shares:
Restricted stock units	1,165,895	1,257,265	1,194,096	500,695

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

(2) Due to net losses for the three and six months ended June 30, 2026 and June 30, 2025, diluted loss per share is the same as basic loss per share.

7. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2025, the Company recorded a full valuation allowance of $70,474. As of June 30, 2026, the Company continued to record a valuation allowance against its domestic and certain foreign deferred tax assets.

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

8. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted restricted stock units, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of June 30, 2026, no awards with respect to shares of the Company’s common stock were outstanding under the 2014 Plan.

The Company has an Amended and Restated 2023 Equity Incentive Plan, or the 2023 Plan, that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. As of June 30, 2026, awards with respect to 2,679,200 shares of the Company's common stock were outstanding, and 1,580,076 shares of common stock remained available for issuance under the 2023 Plan.

During the quarter ended June 30, 2026, the Company granted restricted stock units, or RSUs, to induce two employees to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs, which were not granted under the 2023 Plan, cover an aggregate of up to 281,897 shares of common stock, comprised of (i) 131,897 time-based RSUs that will vest over a three-year service period, and (ii) up to 150,000 performance-based RSUs that will vest based on the Company's achievement of specified performance goals.

The Company previously granted RSUs to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2026, no awards with respect to shares of the Company's common stock were outstanding pursuant to such inducement grant.

Stock incentive awards

The Company grants RSUs under the 2023 Plan and also made inducement grants of RSUs outside the 2023 Plan in the first half of 2026. All such RSUs vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. RSUs are subject to forfeiture if the holder’s services to the Company terminate before vesting.

RSUs granted with only time-based service vesting conditions generally vest over three-year and four-year service periods, as defined in the terms of each award. RSUs that vest based on the satisfaction of time-based service conditions combined with performance criteria generally vest over a three-year service and performance period, based on performance and/or market conditions established at the time of the award. The portion of the RSU award that is earned may equal or be more or less than the targeted number of shares subject to the RSU award, depending on whether the performance criteria are met.

RSU activity for the six months ended June 30, 2026 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
Restricted stock units	Time-based	time-based	Total	per share
Unvested restricted stock units as of December 31, 2025	1,494,415	1,177,278	2,671,693	$8.58
Granted	799,222	698,250	1,497,472	6.65
Vested	(602,522)	(70,607)	(673,129)	7.94
Forfeited/canceled	(213,594)	(321,345)	(534,939)	8.54
Unvested restricted stock units as of June 30, 2026 (1)	1,477,521	1,483,576	2,961,097	$7.75
Unvested and expected to vest restricted stock units outstanding as of June 30, 2026			1,992,734	$7.70

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of June 30, 2026, the unrecognized compensation cost related to unvested employee restricted stock units was $11,347, excluding estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.0 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. The expense recognized for shares purchased under the ESPP is equal to the 15% discount the employee receives. As of June 30, 2026, a total of 731,397 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2026, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Restricted stock units	$1,706	$2,205	$3,570	$4,213
Employee stock purchase plan	65	88	151	227
Total stock-based compensation expense	$1,771	$2,293	$3,721	$4,440

Stock-based compensation expense was calculated based on awards of restricted stock units expected to vest based on the Company’s historical award cancellations. ASC 718 — Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and six months ended June 30, 2026 and 2025, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$73	$129	$255	$296
Research and development	119	69	270	164
Sales and marketing	92	186	131	400
General and administrative	1,487	1,909	3,065	3,580
Total stock-based compensation expense	$1,771	$2,293	$3,721	$4,440

Share repurchase program

In February 2026, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30,000 of its outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 1,145,150 shares of common stock at an average purchase price per share of $6.55, inclusive of broker commissions, for an aggregate purchase price of $7,498. As of June 30, 2026, the Company had $22,502 remaining under its share repurchase program.

9. Commitments and contingencies

Purchase obligations

The Company had approximately $68,327 of outstanding purchase orders due within one year with its outside vendors and suppliers as of June 30, 2026. The Company had $139 and $427 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six-month and 12-month periods ended June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
Product warranty liability at beginning of period	$28,310	$26,086
Accruals for warranties issued	7,498	15,227
Adjustments related to preexisting warranties (including changes in estimates)	(2,949)	(3,949)
Settlements made (in cash or in kind)	(4,484)	(9,054)
Product warranty liability at end of period	$28,375	$28,310

Contract liabilities

Contract liabilities primarily consist of deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the six months ended June 30, 2026 was primarily driven by $1,797 of revenue recognized that was included in the deferred revenue balances as of December 31, 2025, partially offset by $455 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $5,478 and $6,820 as of June 30, 2026 and December 31, 2025, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheets.

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Compliance with government laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was enacted to ensure health insurance portability, reduce healthcare fraud and abuse, establish standards for security and privacy of health information, and enforce standards for health information. The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, in part, imposes notification requirements of certain security breaches relating to protected health information. The Company is not aware of any pending claims against it under the HIPAA and HITECH regulations that are applicable to the Company’s business.

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

10. Foreign currency exchange contracts and hedging

As of June 30, 2026, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $32,233 and $3,917, respectively. As of June 30, 2025, the Company's total non-designated and designated derivative contracts had notional amounts totaling approximately $18,266 and $12,923, respectively. These contracts were comprised of offsetting contracts with the same counterparty, and each expires within three months. During the six months ended June 30, 2026, these contracts had, net of tax, an unrealized gain of $22. During the six months ended June 30, 2025, these contracts had, net of tax, an unrealized loss of $1,435.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the six months ended June 30, 2026, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the six months ended June 30, 2025, there were no ineffective portions related to these hedges. As of June 30, 2026, the Company had two designated hedges and four non-designated hedges. As of June 30, 2025, the Company had six designated hedges and two non-designated hedges.

11. Segments

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers, or CODM. Based on the criteria established by ASC 280 — Segment Reporting, the Company’s CODM has been identified as the executive leadership team, or ELT, which includes the Chief Executive Officer and the Chief Financial Officer. The ELT reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company derives revenues from customers through the development, manufacturing, marketing, sales, and rental of respiratory products. The Company considered the following when assessing its segment determination: the similar nature of the Company’s products and services that are included together in the oxygen therapy and respiratory care markets; the consistent production processes used to manufacture the Company’s products; the same channels used to distribute and sell the Company’s products; and the products align and qualify as respiratory durable medical equipment per the regulatory definition. Therefore, the Company determined that it operates and reports in only one operating and reportable segment. The CODM assesses performance for the one operating and reportable segment and decides how to allocate resources based on the segment profit or loss measure and adjusted EBITDA. The measure of segment assets is reported on the balance sheet as “total assets.” The CODM determined that the Company’s segment profit or loss measure that is most consistent with GAAP measurement principles is net loss to evaluate income and loss generated from segment assets (return on assets). Net loss for the Company’s one operating and reportable segment is reported on the consolidated statements of comprehensive loss. The Company evaluated the monthly executive reporting package and did not identify any significant or other expenses for disclosure that are not already presented on the consolidated statements of comprehensive loss.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 27, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 8, 2026. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“AURORA,” “Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” “Inogen Rove 4,” “Rove,” “Inogen Rove 6”, the Inogen design and “VOXI”, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Columbia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Argentina, Australia, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, South Korea, and the United Kingdom. We own a pending application for the mark “Rove” in Canada. We own trademark registrations for the mark “Inogen Rove” in Argentina, Australia, Brazil, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, South Korea, and the United Kingdom. We own a pending application for the mark “Inogen Rove” in Canada. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a trademark registration for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). We own a trademark registration for AURORA in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Argentina, Colombia, Europe (European Union Registration), France, Japan, Norway, Russia, Switzerland, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Canada and Mexico. Physio-Assist owns a trademark registration for the Pissenlit logo in France.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and six months ended June 30, 2026 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recent Accounting Pronouncements Not Yet Adopted” and is incorporated herein by reference.

Macroeconomic environment

While we have worked to improve our global supply chain, challenges and potential disruptions still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, and increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, global conflicts, monetary policy, and changes in tariffs and tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downturn or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which has impacted, and may in the future negatively impact our business. In addition, escalating tensions and military conflict involving Iran and the broader Middle East region have increased volatility in global shipping and logistics markets, resulting in higher freight, transportation, fuel, and insurance costs, longer transit times, and potential disruptions to key trade routes. In particular, international conflicts and disputes have created and may continue to create instability, including increased transportation and freight expenses, may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

We continue to monitor the tariffs imposed by the U.S. government, as well as the potential for additional or modified tariffs, and the imposition of tariffs or export controls by other countries. We do not currently expect a material impact to our business from the tariffs in the forms in which they are currently proposed.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 8, 2026.

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

Results of operations

Comparison of three months ended June 30, 2026 and 2025

Revenue

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales revenue	$83,525	$79,172	$4,353	5.5%	87.8%	85.8%
Rental revenue	11,559	13,105	(1,546)	-11.8%	12.2%	14.2%
Total revenue	$95,084	$92,277	$2,807	3.0%	100.0%	100.0%

Sales revenue increased $4.4 million, or 5.5%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. The increase was primarily attributable to higher demand in our international markets as well as the favorable impact of foreign exchange rates, partially offset by channel mix within the U.S. We sold approximately 53,300 portable units during the three months ended June 30, 2026 compared to approximately 47,600 portable units sold during the three months ended June 30, 2025, an increase of 12.0%.

Rental revenue decreased $1.5 million, or 11.8%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. The decrease in rental revenue was primarily related to fewer patients on service.

	Three months ended
(dollar amounts in thousands)	June 30,		Change 2026 vs. 2025		% of Revenue
Revenue by geographic region	2026	2025	$	%	2026	2025
U.S. sales	$42,272	$43,249	$(977)	-2.3%	44.5%	46.9%
International sales	41,253	35,923	5,330	14.8%	43.4%	38.9%
U.S. rentals	11,559	13,105	(1,546)	-11.8%	12.2%	14.2%
Total revenue	$95,084	$92,277	$2,807	3.0%	100.0%	100.0%

U.S. sales decreased 2.3% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to channel mix versus the comparable period in 2025.

International sales increased 14.8% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in demand from our partners in Europe as well as the impact of favorable foreign exchange rates. In the three months ended June 30, 2026, sales in Europe as a percentage of total international sales revenue decreased to 84.2% from 85.3% during the comparable period in 2025.

U.S. rentals decreased 11.8% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily related to fewer patients on service.

Cost of revenue and gross profit

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Cost of sales revenue	$44,949	$43,469	$1,480	3.4%	47.3%	47.1%
Cost of rental revenue	6,863	7,467	(604)	-8.1%	7.2%	8.1%
Total cost of revenue	$51,812	$50,936	$876	1.7%	54.5%	55.2%

Gross profit - sales revenue	$38,576	$35,703	$2,873	8.0%	40.6%	38.7%
Gross profit - rental revenue	4,696	5,638	(942)	-16.7%	4.9%	6.1%
Total gross profit	$43,272	$41,341	$1,931	4.7%	45.5%	44.8%

Gross margin percentage - sales revenue	46.2%	45.1%
Gross margin percentage - rental revenue	40.6%	43.0%
Total gross margin percentage	45.5%	44.8%

Cost of sales revenue increased $1.5 million, or 3.4%, for the three months ended June 30, 2026 from the three months ended June 30, 2025 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $0.6 million, or 8.1%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. The decrease in cost of rental revenue was primarily attributable to fewer patients on service.

Gross margin on sales revenue increased to 46.2% for the three months ended June 30, 2026 from 45.1% for the three months ended June 30, 2025. The increase was driven by manufacturing cost leverage from higher units sold and lower cost premiums associated with open-market purchases of semiconductor chips used in our portable oxygen concentrators and reduced warranty-related costs resulting from product quality improvements.

Gross margin on rental revenue decreased to 40.6% for the three months ended June 30, 2026 from 43.0% for the three months ended June 30, 2025, primarily due to higher logistics costs per rental patient.

Research and development expense

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Research and development expense	$5,871	$5,209	$662	12.7%	6.2%	5.6%

Research and development expense increased $0.7 million, or 12.7%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. This increase was due primarily to product development costs and investments to support growth from new products.

Sales and marketing expense

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales and marketing expense	$24,824	$25,390	$(566)	-2.2%	26.1%	27.5%

Sales and marketing expense decreased $0.6 million, or 2.2%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. This decrease was primarily due to a $1.5 million reduction in personnel costs, partially offset by an increase of $0.8 million in media and advertising costs. In the three months ended June 30, 2026, we spent $8.2 million in media and advertising costs versus $7.4 million in the comparable period in 2025.

General and administrative expense

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
General and administrative expense	$17,673	$16,871	$802	4.8%	18.6%	18.3%

General and administrative expense increased $0.8 million, or 4.8%, for the three months ended June 30, 2026 from the three months ended June 30, 2025, primarily due to an increase of $0.6 million in stockholder engagement and proxy defense costs.

Other income, net

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Interest income, net	$861	$1,123	$(262)	-23.3%	0.9%	1.2%
Other income, net	231	701	(470)	-67.0%	0.2%	0.8%
Total other income, net	$1,092	$1,824	$(732)	-40.1%	1.1%	2.0%

Total other income, net decreased $0.7 million, or 40.1%, for the three months ended June 30, 2026 from the three months ended June 30, 2025, primarily due to net foreign currency losses.

Income tax benefit

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Income tax benefit	$(154)	$(153)	$(1)	0.7%	-0.2%	-0.2%
Effective income tax rate	3.8%	3.6%

Income tax benefit increased less than $0.1 million, or 0.7%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods.

Our effective tax rate for the three months ended June 30, 2026 increased slightly compared to the three months ended June 30, 2025. The increase in the effective tax rate from the prior year was attributable to changes in the forecast pretax income/(loss).

Net loss

	Three months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Net loss	$(3,850)	$(4,152)	$302	7.3%	-4.0%	-4.5%

Net loss decreased $0.3 million, or 7.3%, for the three months ended June 30, 2026 from the three months ended June 30, 2025. The decrease in net loss was primarily related to an increase in sales revenue and an increase in gross margin percentage.

Comparison of six months ended June 30, 2026 and 2025

Revenue

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales revenue	$155,929	$147,642	$8,287	5.6%	86.5%	84.6%
Rental revenue	24,264	26,915	(2,651)	-9.8%	13.5%	15.4%
Total revenue	$180,193	$174,557	$5,636	3.2%	100.0%	100.0%

Sales revenue increased $8.3 million, or 5.6%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. The increase was primarily attributable to higher demand in our international markets as well as the favorable impact of foreign exchange rates, partially offset by channel mix within the U.S. We sold approximately 99,600 portable units during the six months ended June 30, 2026 compared to approximately 89,400 portable units sold during the six months ended June 30, 2025, an increase of 11.4%.

Rental revenue decreased $2.7 million, or 9.8%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. The decrease in rental revenue was primarily related to fewer patients on service.

	Six months ended
(dollar amounts in thousands)	June 30,		Change 2026 vs. 2025		% of Revenue
Revenue by geographic region	2026	2025	$	%	2026	2025
U.S. sales	$77,008	$79,734	$(2,726)	-3.4%	42.7%	45.7%
International sales	78,921	67,908	11,013	16.2%	43.8%	38.9%
U.S. rentals	24,264	26,915	(2,651)	-9.8%	13.5%	15.4%
Total revenue	$180,193	$174,557	$5,636	3.2%	100.0%	100.0%

U.S. sales decreased 3.4% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to channel mix versus the comparable period in 2025.

International sales increased 16.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in demand from our partners in Europe as well as the impact of favorable foreign exchange rates. In the six months ended June 30, 2026, sales in Europe as a percentage of total international sales revenue increased to 86.5% from 85.5% during the comparable period in 2025.

U.S. rentals decreased 9.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily related to fewer patients on service.

Cost of revenue and gross profit

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Cost of sales revenue	$85,126	$81,552	$3,574	4.4%	47.2%	46.7%
Cost of rental revenue	13,932	15,292	(1,360)	-8.9%	7.7%	8.8%
Total cost of revenue	$99,058	$96,844	$2,214	2.3%	55.0%	55.5%

Gross profit - sales revenue	$70,803	$66,090	$4,713	7.1%	39.3%	37.9%
Gross profit - rental revenue	10,332	11,623	(1,291)	-11.1%	5.7%	6.6%
Total gross profit	$81,135	$77,713	$3,422	4.4%	45.0%	44.5%

Gross margin percentage - sales revenue	45.4%	44.8%
Gross margin percentage - rental revenue	42.6%	43.2%
Total gross margin percentage	45.0%	44.5%

Cost of sales revenue increased $3.6 million, or 4.4%, for the six months ended June 30, 2026 from the six months ended June 30, 2025 due primarily to an increase in the number of systems sold.

Cost of rental revenue decreased $1.4 million, or 8.9%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. The decrease in cost of rental revenue was primarily attributable to fewer patients on service.

Gross margin on sales revenue increased to 45.4% for the six months ended June 30, 2026 from 44.8% for the six months ended June 30, 2025. The increase was driven by manufacturing cost leverage from higher units sold and lower cost premiums associated with open-market purchases of semiconductor chips used in our portable oxygen concentrators and reduced warranty-related costs resulting from product quality improvements.

Gross margin on rental revenue decreased to 42.6% for the six months ended June 30, 2026 from 43.2% for the six months ended June 30, 2025, primarily due to higher logistics costs per rental patient.

Research and development expense

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Research and development expense	$10,968	$9,243	$1,725	18.7%	6.1%	5.3%

Research and development expense increased $1.7 million, or 18.7%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. This increase was due primarily to increased product development and investments to support growth from new products.

Sales and marketing expense

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales and marketing expense	$49,427	$49,147	$280	0.6%	27.4%	28.2%

Sales and marketing expense increased $0.3 million, or 0.6%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. This increase was primarily due to an increase of $1.6 million in media and advertising costs and $0.5 million in costs related to employee engagement and training activities, offset by a decrease of $2.2 million in personnel costs. In the six months ended June 30, 2026, we spent $16.6 million in media and advertising costs versus $15.0 million in the comparable period in 2025.

General and administrative expense

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
General and administrative expense	$35,172	$33,108	$2,064	6.2%	19.5%	19.0%

General and administrative expense increased $2.1 million, or 6.2%, for the six months ended June 30, 2026 from the six months ended June 30, 2025, primarily due to an increase of $1.1 million in restructuring-related costs and $0.8 million in stockholder engagement and proxy defense costs.

Other income, net

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Interest income, net	$1,741	$2,152	$(411)	-19.1%	1.0%	1.6%
Other income, net	189	1,057	(868)	-82.1%	0.1%	0.2%
Total other income, net	$1,930	$3,209	$(1,279)	-39.9%	1.1%	1.8%

Total other income, net decreased $1.3 million, or 39.9%, for the six months ended June 30, 2026 from the six months ended June 30, 2025, primarily due to net foreign currency losses.

Income tax benefit

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Income tax benefit	$(328)	$(250)	$(78)	31.2%	-0.2%	-0.1%
Effective income tax rate	2.6%	2.4%

Income tax benefit decreased less than $0.1 million, or 31.2%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods.

Our effective tax rate for the six months ended June 30, 2026 increased slightly compared to the six months ended June 30, 2025. The increase in the effective tax rate from the prior year was attributable to changes in the forecast pretax income/(loss).

Net Loss

	Six months ended
	June 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Net loss	$(12,174)	$(10,326)	$(1,848)	-17.9%	-6.8%	-12.1%

Net loss increased $1.9 million, or 17.9%, for the six months ended June 30, 2026 from the six months ended June 30, 2025. The increase in net loss was primarily related to an increase in operating expense.

Liquidity and capital resources

As of June 30, 2026, we had cash and cash equivalents of $87.3 million and marketable securities of $18.3 million. Our principal uses of cash are funding our new rental asset deployments and other capital purchases, operations, and other working capital requirements and, from time to time, the acquisition of businesses. Over the past several years, our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business.

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

The following tables show a summary of our cash flows and working capital for the periods and as of the dates indicated:

	Six months ended
(amounts in thousands)	June 30,		Change 2026 vs. 2025
Summary of consolidated cash flows	2026	2025	$	%
Cash used in operating activities	$(3,739)	$(12,440)	$8,701	69.9%
Cash used in investing activities	(5,109)	(24,611)	19,502	79.2%
Cash (used in) provided by financing activities	(7,747)	23,951	(31,698)	-132.3%
Effect of exchange rates on cash	156	642	(486)	-75.7%
Net decrease in cash, cash equivalents, and restricted cash	$(16,439)	$(12,458)	$(3,981)	-32.0%

(amounts in thousands)	June 30,	December 31,
Summary of working capital	2026	2025
Total current assets	$194,136	$198,299
Total current liabilities	70,864	63,535
Net working capital	$123,272	$134,764

Operating activities

Historically, we derive operating cash flows from cash collected from the sales and rental of our products and services. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the six months ended June 30, 2026 consisted primarily of our net loss of $12.2 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $9.6 million, stock-based compensation expense of $3.7 million, and provision for sales returns and doubtful accounts of $3.8 million. We also had a net use of operating assets and liabilities during the period primarily related to higher accounts receivable due to higher sales and the timing of sales within the quarter.

Net cash used in operating activities for the six months ended June 30, 2025 consisted primarily of our net loss of $10.3 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $10.4 million, stock-based compensation expense of $4.4 million, and provision for sales returns and doubtful accounts of $3.2 million, and net loss on disposal of rental assets and other assets of $1.7 million. The net changes in operating assets and liabilities resulted in net cash used of $22.7 million, which included the payment of the earnout liability of $9.8 million.

Investing activities

Net cash used in investing activities generally includes the production and purchase of rental assets, property, plant and equipment, acquisitions, and intangibles to support our expanding business as well as purchases of marketable securities.

For the six months ended June 30, 2026, we invested $13.1 million in the purchase of marketable securities and $2.7 million in the production and purchase of rental assets and other property and equipment, partially offset by $10.7 million we received from maturities of marketable securities.

For the six months ended June 30, 2025, we invested $18.7 million in the purchase of marketable securities and $5.9 million in the production and purchase of rental assets and other property and equipment.

Financing activities

Historically, we have funded our operations through our sales and rental revenue and the issuance of preferred and common stock.

For the six months ended June 30, 2026, net cash used in financing activities consisted of $7.5 million of share repurchases and $0.6 million payment of employment taxes related to the vesting of RSUs, partially offset by proceeds of $0.4 million received from proceeds from employee stock purchases under our ESPP.

For the six months ended June 30, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock to an affiliate of Yuwell, $0.5 million of proceeds received from purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million and employment taxes related to the vesting of RSUs of $0.6 million.

Share repurchase program

On February 20, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. For the six months ended June 30, 2026, we repurchased and retired 1,145,150 shares of our common stock for a total of $7.5 million. As of June 30, 2026, $22.5 million remained available under the program for future repurchases. For additional information, please see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

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
•
Adjusted EBITDA does not include stockholder engagement and proxy defense costs, which include third-party advisory, legal, and other professional fees;
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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most comparable U.S. GAAP measure, for each of the periods indicated:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
Non-GAAP EBITDA and Adjusted EBITDA	2026	2025	2026	2025
Net loss (GAAP)	$(3,850)	$(4,152)	$(12,174)	$(10,326)
Non-GAAP adjustments:
Interest income, net	(861)	(1,123)	(1,741)	(2,152)
Benefit for income taxes	(154)	(153)	(328)	(250)
Depreciation and amortization	4,697	5,216	9,601	10,405
EBITDA (non-GAAP)	(168)	(212)	(4,642)	(2,323)
Stock-based compensation expense	1,771	2,293	3,721	4,440
Restructuring-related charges	214	—	1,130	—
Stockholder engagement and proxy defense costs (1)	580	—	789	—
Adjusted EBITDA (non-GAAP)	$2,397	$2,081	$998	$2,117

(1) Stockholder engagement and proxy defense costs include third-party advisory, legal, and other professional fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including fluctuation in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes. The Company's market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC on May 8, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 8, 2026, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

The following table provides information about purchases by us of our common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	(amounts in thousands) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	277,600	$6.75	277,600	$26,300
May 1, 2026 through May 31, 2026	280,250	6.69	280,250	24,400
June 1, 2026 through June 30, 2026	289,200	6.48	289,200	22,500
Total	847,050	$6.64	847,050	$22,500

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 reporting officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

10.1+	Amended and Restated 2023 Equity Incentive Plan	8-K	10.1	06/11/26

10.2+	Form of Stock Option Agreement under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	06/11/26

10.3+	Form of Restricted Stock Unit Agreement (Time-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.3	06/11/26

10.4+	Form of Restricted Stock Unit Agreement (Performance-Based) under the Amended and Restated 2023 Equity Incentive Plan	8-K	10.4	06/11/26

10.5+	Employment and Severance Agreement by and between the Company and Andrew Reding, effective as of July 6, 2026	8-K	10.1	07/01/26

10.6+	Separation Agreement and Release by and between the Company and Michael Bourque, dated July 6, 2026	Filed herewith

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

inogen, inc.

Dated:	August 7, 2026	By:	/s/ Kevin R.M. Smith
Kevin R.M. Smith
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	August 7, 2026	By:	/s/ Jason Richardson
Jason Richardson
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)